Form 10-Q
period 1995-06-30
QUIDEL CORP /DE/
filed 1995-08-14
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10 - Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934

                        For quarter ended June 30, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission File Number:  0-10961



                               QUIDEL CORPORATION
             (Exact name of Registrant as specified in its charter)


                     DELAWARE                                     94-2573850
           (State or other jurisdiction                        (I.R.S. Employer
        of incorporation or organization)                    Identification No.)



               10165 McKellar Court, San Diego, California  92121
                    (Address of principal executive offices)



     Registrant's telephone number, including area code    (619)  552-1100




         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No  ________


         The number of shares outstanding of the Registrant's Common Stock as of June 30, 1995 was 21,149,577.

                               QUIDEL CORPORATION
                               TABLE OF CONTENTS

                                                                                         Page
                                                                                       -------
PART I - FINANCIAL INFORMATION

    ITEM 1.        Financial Statements

    Condensed Consolidated Balance Sheets
         June 30, 1995 and March 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . .  3

    Condensed Consolidated Statements of Operations
         Three months ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . .  4

    Condensed Consolidated Statements of Cash Flows
         Three months ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . .  5

    Notes to Unaudited Condensed Consolidated Financial Statements  . . . . . . . . . . .  6


    ITEM 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . .  7 - 8


PART II - OTHER INFORMATION

    ITEM 1.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .  9


    ITEM 2.        Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . .  9


    ITEM 3.        Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . .  9


    ITEM 4.        Submission of Matters to a Vote of Security Holders  . . . . . . . . .  9


    ITEM 5.        Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .  10


    ITEM 6.        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .  10


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                               QUIDEL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                              June 30,              March 31,
                                                                                                1995                  1995
                                                                                            ------------          ------------
             ASSETS
             ------

Current assets:
    Cash and cash equivalents                                                               $  2,814,000          $  3,878,000
    Accounts receivable, including $162,000 due from
         related parties ($257,000 as of March 31, 1995)                                       5,988,000             6,822,000
    Inventories, at lower of cost (first-in, first-out) or market:
         Raw materials                                                                         2,409,000             2,570,000
         Work in process                                                                       1,121,000             1,158,000
         Finished goods                                                                        1,201,000             1,137,000
                                                                                            ------------          ------------
                                                                                               4,731,000             4,865,000
    Prepaid expenses and other current assets                                                    447,000               633,000
                                                                                            ------------          ------------
             Total current assets                                                             13,980,000            16,198,000

Property and equipment, net                                                                   13,219,000            12,521,000

Intangible assets, net                                                                         5,302,000             5,409,000
Other assets                                                                                     344,000               396,000
                                                                                            ------------          ------------
                                                                                            $ 32,845,000          $ 34,524,000
                                                                                            ============          ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
    Accounts payable                                                                        $  1,282,000          $  2,176,000
    Accrued payroll and related expenses                                                         849,000               880,000
    Note payable to bank under line of credit                                                    699,000               674,000
    Accrued acquisition costs                                                                    314,000               685,000
    Current portion of long-term debt and obligations
         under capital leases                                                                    615,000               357,000
    Other current liabilities                                                                  1,183,000             1,669,000
                                                                                            ------------          ------------
             Total current liabilities                                                         4,942,000             6,441,000

Long-term debt and obligations under capital leases                                            3,800,000             4,145,000

Stockholders' equity:
    Common stock                                                                                  21,000                21,000
    Additional paid-in capital                                                               109,002,000           108,854,000
    Accumulated deficit                                                                      (84,920,000)          (84,937,000)
                                                                                            ------------          ------------
         Total stockholders' equity                                                           24,103,000            23,938,000
                                                                                            ------------          ------------
                                                                                            $ 32,845,000          $ 34,524,000
                                                                                            ============          ============


See accompanying notes.

                               QUIDEL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                                                                    Three months ended June 30,
                                                                                                     1995                1994
                                                                                                  ----------          -----------
Revenues:
   Net sales, including $172,000 and $228,000
        from a related party for the three months
        ended June 30, 1995 and 1994, respectively                                                $8,481,000          $ 5,278,000
   Contracts, license fees and distribution agreements                                                66,000               51,000
                                                                                                  ----------          -----------
                     Total revenues                                                                8,547,000            5,329,000

Costs and expenses:
   Cost of sales                                                                                   3,875,000            2,951,000
   Research and development                                                                          971,000              800,000
   Sales and marketing                                                                             2,757,000            2,366,000
   General and administrative                                                                        832,000              740,000
                                                                                                  ----------          -----------
                     Total costs and expenses                                                      8,435,000            6,857,000

Operating income (loss)                                                                              112,000           (1,528,000)

Other income and expense:
   Interest income                                                                                    49,000               26,000
   Interest expense                                                                                 (144,000)            (163,000)
                                                                                                  ----------          -----------
Net income (loss)                                                                                 $   17,000          $(1,665,000)
                                                                                                  ==========          ===========
Net income (loss) per share                                                                       $    --             $      (.09)
                                                                                                  ==========          ===========
Shares used in computing net income (loss) per share                                              21,908,000           18,490,000
                                                                                                  ==========          ===========




See accompanying notes.

                               QUIDEL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                           Three months ended June 30,
                                                                                             1995               1994
                                                                                          -----------        -----------
Cash flows from operating activities:
   Net income (loss)                                                                      $    17,000        $(1,665,000)
   Adjustments to reconcile net income (loss) to net cash
        flows provided by (used for) operating activities:
        Depreciation and amortization                                                         472,000            454,000
        Changes in assets and liabilities:
                     Accounts receivable                                                      834,000          2,230,000
                     Inventories                                                              134,000             86,000
                     Prepaid expenses and other current assets                                186,000            214,000
                     Accounts payable                                                        (894,000)          (757,000)
                     Accrued payroll and related expenses                                     (31,000)          (172,000)
                     Accrued acquisition expenses                                            (371,000)                --
                     Other current liabilities                                               (486,000)            46,000
                                                                                          -----------        -----------
                     Net cash flows from operating activities                                (139,000)           436,000

Cash flows used for investing activities:
   Additions to equipment and improvements                                                 (1,008,000)          (305,000)
   Increase in other assets                                                                    (3,000)          (157,000)
                                                                                          -----------        -----------
                     Net cash flows from investing activities                              (1,011,000)          (462,000)

Cash flows provided by (used for) financing activities:
   Net proceeds from issuance of common stock                                                 148,000            109,000
   Payments on notes payable, long term debt and
        obligations under capital leases                                                      (62,000)          (214,000)
                                                                                          -----------        -----------
                     Net cash flows from financing activities                                  86,000          (105,000)

Net decrease in cash and cash equivalents                                                  (1,064,000)          (131,000)

Cash and cash equivalents at beginning of period                                            3,878,000          3,173,000
                                                                                          -----------        -----------
Cash and cash equivalents at end of period                                                $ 2,814,000        $ 3,042,000
                                                                                          ===========        ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                               $   135,000        $   147,000
                                                                                          ===========        ===========



See accompanying notes.

1.  Basis of Presentation

QUIDEL Corporation (the "Company") discovers, develops, manufactures and markets diagnostic products for human health care. The unaudited financial information included herein is condensed and has been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently it does not include all generally accepted accounting disclosures required for complete annual financial statements. The condensed financial information contains, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Management suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1995, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NET INCOME (LOSS) PER SHARE - Net income (loss) per share has been computed using the weighted average number of common shares and for income periods dilutive common stock equivalents outstanding during each period presented. Common shares issuable upon exercise of certain warrants and stock options or upon conversion of notes payable were not included in the calculations for loss periods since the effect of their inclusion would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net sales for the three months ended June 30, 1995 totaled $8,481,000, an increase of $3,203,000 or 61% from the same period of the prior year. Approximately fifty percent (50%) of this increase between periods is related to the sales of pregnancy and mononucleosis products of our newly acquired (in January 1995) subsidiary Pacific Biotech ("PBI"), which were not present in the prior year's first quarter. The balance of our sales growth is related to an increase in U.S. over-the-counter pregnancy and ovulation test sales of $416,000 and an increase in international sales of $1,203,000, $631,000 of which is related to sales of our subsidiaries in Germany and Spain not present in the prior year's first quarter.

         The majority of the Company's domestic doctor's office market sales are made through medical product distributors. This distribution channel is in the process of change. During the past year there has been a consolidation of distributors. Other changes include the recent decision by one of our distributors, Physician Sales and Services Inc. ("PSS") to enter into an exclusive distribution agreement with a division of a major pharmaceutical company with the result that they will no longer sell our products. The Company's fiscal 1995 sales to PSS were approximately $1.7 million, and while the Company is attempting to recapture these sales through other remaining distributors, there can be no assurance that this will be achieved.

         Gross profit as a percent of sales improved from forty-four percent (44%) in the first quarter of the prior fiscal year to fifty-four percent (54%) in the current quarter as a result of increased sales volume coupled with a relatively constant level of manufacturing overhead costs between periods.

         Research and development expenses increased $171,000 (21%) between periods due to increased activity in new product development projects and work directed towards the future reintroduction of the PBI Strep A product, which was recalled by PBI in October 1994 as a result of certain field performance issues. Sales and marketing expenses increased $391,000 (17%) between periods; approximately $300,000 of this increase is related to the costs associated with our new European subsidiaries in Germany and Spain which were not present in the prior year's first quarter. General and administrative expenses increased $92,000 (12%) over the prior year quarter due to salaries and other expenses associated with increased volume.

         As a result of the improved sales volume in the current period, the Company achieved a net income of $17,000 for the three months ended June 30, 1995 compared to a net loss of $1,665,000 in the prior year quarter.

         The Company's operating results may continue to fluctuate on a quarter to quarter basis as a result of a number of factors, including the phase-out of older products near the end of their product life cycles, the timing and success of new product introductions, relationships with strategic marketing partners and seasonality. Due to seasonal demand trends for certain of its products, the Company may generally achieve lower results in the first and second quarters and higher results in the third and fourth quarters of the fiscal year. Actual results for the remainder of the fiscal year will be influenced by competitive and economic factors affecting the Company's markets, actions of our major distributors, and the degree of acceptance that our new products achieve during the year.

Liquidity and Capital Resources

         At June 30, 1995, the Company had cash and cash equivalents of $2,814,000, compared to $3,878,000 at March 31, 1995. Cash used in operations totaled $139,000 for the three month period, reflecting proceeds from the collection of accounts receivable and reduction in inventory offset by payments of accounts payable and PBI acquisition-related expenses. The principal use of cash in the quarter was related to the $1,008,000 invested in capital programs for new production equipment and facility improvements required because of increased volume.

         During fiscal 1996, Quidel's principal capital requirements will be related to the capital expenditures associated with automated production systems which are intended to increase capacity and reduce product cost, and for other working capital needs. The Company's working capital requirements fluctuate as a result of numerous factors, such as the extent to which the Company uses or generates cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of its products. The Company has established an accounts receivable based bank line of credit which provides for borrowing up to $3 million. At June 30, 1995 there were no outstanding borrowings under the line of credit. Based on its current cash position and its current assessment of future operating results, management believes that its existing sources of liquidity should be adequate to meet its operating needs.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                  None

ITEM 2.    CHANGES IN SECURITIES                                                              None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                    None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS

           (a) The Company's Annual Meeting of Stockholders was held on July 27, 1995 at the principal offices of the Company in San Diego, California.

           (b)   The directors elected at the meeting were:
                     John D. Diekman
                     Steven T. Frankel
                     Thomas A. Glaze
                     Roger F. Greaves
                     Rockell N. Hankin
                     Richard C.E. Morgan
                     Mary Lake Polan
                     Faye Wattleton

           (c) Matters voted upon at the meeting and the results of those votes were as follows:

                                                                         For            Against     Abstain
                                                                   ---------------      -------     -------
           1.    Elected as director:
                     John D. Diekman                                    16,158,623       95,182        -
                     Steven T. Frankel                                  16,158,617       95,188        -
                     Thomas A. Glaze                                    16,149,523      104,282        -
                     Roger F. Greaves                                   16,156,773       97,032        -
                     Rockell N. Hankin                                  16,156,823       96,982        -
                     Richard C.E. Morgan                                16,159,373       94,432        -
                     Mary Lake Polan                                    16,151,273      102,532        -
                     Faye Wattleton                                     16,149,873      103,932        -

           2.    Increase by 100,000 shares the
                 total number of shares
                 reserved for issuance under
                 the Company's 1983 Employee
                 Stock Purchase Plan.                                   15,853,455      317,880      82,470

           3.    Ratification of the selection of
                 Ernst & Young LLP as independent
                 auditors for the Company for the
                 fiscal year ending March 31, 1996.                     15,092,605      126,308   1,034,892

The foregoing matters are described in detail in the Company's proxy statement dated June 30, 1995 for the 1995 Annual Meeting of Stockholders.

ITEM 5.    OTHER INFORMATION                                                                  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits


                 Exhibit
                 Number           Exhibit
                 ------           -------
                 27               Financial Data Schedule


           (b)   Reports on Form 8-K filed in the first quarter of fiscal 1996

                 1.  Form 8-K dated June 12, 1995 reporting the announcement of
                     (i) June 9, 1995 as the record date for the determination of stockholders entitled to notice and to vote at the Company's 1995 Annual Meeting of Stockholders, and (ii) July 27, 1995 as the date of the Annual Meeting.

                 2. Form 8-K dated June 16, 1995 containing the Amended and Restated Bylaws of the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        QUIDEL CORPORATION
                                        _________________________________
                                        (Registrant)




Date:     August 11, 1995               /s/   STEVEN C. BURKE
                                        _________________________________
                                        Steven C. Burke
                                        Chief Accounting Officer




                                        Signed both as a duly authorized
                                        officer to sign on behalf of the
                                        Registrant and as Chief Accounting
                                        Officer