Form 10-Q
period 1995-09-30
QUIDEL CORP /DE/
filed 1995-11-09
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10 - Q


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                      For quarter ended September 30, 1995

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from ________ to ________

                      Commission File Number:  0-10961



                               QUIDEL CORPORATION
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                                    94-2573850
        (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                    Identification No.)



               10165 McKellar Court, San Diego, California  92121
                    (Address of principal executive offices)



     Registrant's telephone number, including area code    (619)  552-1100




         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                                ---         ---

         The number of shares outstanding of the Registrant's Common Stock as of September 30, 1995 was 21,172,000.

                               QUIDEL CORPORATION
                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                 Numbers
                                                                                                 -------
PART I - FINANCIAL INFORMATION

    ITEM 1.        Financial Statements

                   Condensed Consolidated Balance Sheets
                   September 30, 1995 and March 31, 1995  . . . . . . . . . . . . . . . . . . . . .  3

                   Condensed Consolidated Statements of Operations
                   Three months ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . .  4

                   Condensed Consolidated Statements of Operations
                   Six months ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . .  5

                   Condensed Consolidated Statements of Cash Flows
                   Six months ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . .  6

                   Notes to Unaudited Condensed Consolidated
                   Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

    ITEM 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . .  7 - 9


PART II - OTHER INFORMATION

    ITEM 1.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


    ITEM 2.        Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


    ITEM 3.        Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . .  9


    ITEM 4.        Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . .  9


    ITEM 5.        Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


    ITEM 6.        Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . .  9


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                               QUIDEL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             September 30,        March 31,
                                                                                 1995               1995
                                                                             -------------       ------------
              ASSETS                                                          (Unaudited)
Current assets:
    Cash and cash equivalents                                                 $ 2,239,000         $ 3,878,000
    Accounts receivable, including $17,000 due from
         related parties ($257,000 as of March 31, 1995)                        5,613,000           6,822,000
    Inventories, at lower of cost (first-in, first-out) or market:
         Raw materials                                                          2,460,000           2,570,000
         Work in process                                                        1,313,000           1,158,000
         Finished goods                                                           901,000           1,137,000
                                                                              -----------         -----------
                                                                                4,674,000           4,865,000
    Prepaid expenses and other current assets                                     681,000             633,000
                                                                              -----------         -----------
             Total current assets                                              13,207,000          16,198,000

Property and equipment, net                                                    13,388,000          12,521,000

Intangible assets, net                                                          5,261,000           5,409,000
Other assets                                                                      279,000             396,000
                                                                              -----------         -----------
                                                                              $32,135,000         $34,524,000
                                                                              ===========         ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $ 1,502,000         $ 2,176,000
    Accrued payroll and related expenses                                          677,000             880,000
    Note payable to bank under line of credit                                     568,000             674,000
    Accrued acquisition costs                                                      56,000             685,000
    Current portion of long-term debt and obligations
         under capital leases                                                     602,000             357,000
    Other current liabilities                                                     872,000           1,669,000
                                                                              -----------         -----------
             Total current liabilities                                          4,277,000           6,441,000

Long-term debt and obligations under capital leases                             3,711,000           4,145,000

Stockholders' equity:
    Common stock                                                                   21,000              21,000
    Additional paid-in capital                                                109,039,000         108,854,000
    Accumulated deficit                                                       (84,913,000)        (84,937,000)
                                                                              -----------         -----------
         Total stockholders' equity                                            24,147,000          23,938,000
                                                                              -----------         -----------
                                                                              $32,135,000         $34,524,000
                                                                              ===========         ===========


See accompanying notes.

                               QUIDEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                             Three months ended September 30,
                                                                                 1995                 1994
                                                                              -----------         -----------
Revenues:
    Net sales, including $153,000 and $564,000
         from a related party for the three months
         ended September 30, 1995 and 1994, respectively                      $ 8,129,000         $ 6,776,000
    Contracts, license fees and distribution agreements                           204,000             380,000
                                                                              -----------         -----------
             Total revenues                                                     8,333,000           7,156,000

Costs and expenses:
    Cost of sales                                                               3,760,000           3,731,000
    Research and development                                                    1,006,000             864,000
    Sales and marketing                                                         2,625,000           2,533,000
    General and administrative                                                    844,000             600,000
                                                                              -----------         -----------
             Total costs and expenses                                           8,235,000           7,728,000

Operating income (loss)                                                            98,000            (572,000)

Other income and expense:
    Interest income                                                                41,000              66,000
    Interest expense                                                             (132,000)           (218,000)
                                                                              -----------         -----------
Net income (loss)                                                             $     7,000         $  (724,000)
                                                                              ===========         ===========
Net income (loss) per share                                                   $        --         $      (.04)
                                                                              ===========         ===========
Shares used in computing net income (loss) per share                           22,687,000          18,608,000
                                                                              ===========         ===========




See accompanying notes.

                               QUIDEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                              Six months ended September 30,
                                                                                  1995               1994
                                                                              -----------         -----------
Revenues:
    Net sales, including $325,000 and $792,000
         from a related party for the six months
         ended September 30, 1995 and 1994, respectively                      $16,610,000         $12,054,000
    Contracts, license fees and distribution agreements                           270,000             431,000
                                                                              -----------         -----------
             Total revenues                                                    16,880,000          12,485,000

Costs and expenses:
    Cost of sales                                                               7,635,000           6,682,000
    Research and development                                                    1,977,000           1,664,000
    Sales and marketing                                                         5,382,000           4,899,000
    General and administrative                                                  1,676,000           1,340,000
                                                                              -----------         -----------
             Total costs and expenses                                          16,670,000          14,585,000

Operating income (loss)                                                           210,000          (2,100,000)

Other income and expense:
    Interest income                                                                90,000              92,000
    Interest expense                                                             (276,000)           (381,000)
                                                                              -----------         -----------
Net income (loss)                                                             $    24,000         $(2,389,000)
                                                                              ===========         ===========
Net income (loss) per share                                                   $        --         $      (.13)
                                                                              ===========         ===========
Shares used in computing net income (loss) per share                           22,297,000          18,549,000
                                                                              ===========         ===========




See accompanying notes.

                               QUIDEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                               Six months ended September 30,
                                                                                  1995               1994
                                                                               ----------         -----------
Cash flows from operating activities:
    Net income (loss)                                                         $    24,000         $(2,389,000)
    Adjustments to reconcile net income (loss) to net cash
         flows provided by (used for) operating activities:
         Depreciation and amortization                                            976,000             909,000
         Provision for losses on accounts receivable                                   --             160,000
         Changes in assets and liabilities:
             Accounts receivable                                                1,209,000           1,721,000
             Inventories                                                          191,000             454,000
             Prepaid expenses and other current assets                            (48,000)            261,000
             Accounts payable                                                    (674,000)           (657,000)
             Accrued payroll and related expenses                                (203,000)           (285,000)
             Accrued acquisition expenses                                        (629,000)                 --
             Other current liabilities                                           (797,000)            103,000
                                                                              -----------         -----------
             Net cash flows from operating activities                              49,000             277,000

Cash flows used for investing activities:
    Additions to equipment and improvements                                    (1,502,000)           (699,000)
    Increase in other assets                                                      (76,000)           (267,000)
                                                                              -----------         -----------
             Net cash flows from investing activities                          (1,578,000)           (966,000)

Cash flows provided by (used for) financing activities:
    Net proceeds from issuance of common stock                                    185,000             121,000
    Proceeds from line of credit                                                       --             227,000
    Payments on notes payable, long term debt and
         obligations under capital leases                                        (295,000)           (441,000)
                                                                              -----------        ------------
             Net cash flows from financing activities                            (110,000)            (93,000)

Net decrease in cash and cash equivalents                                      (1,639,000)           (782,000)

Cash and cash equivalents at beginning of period                                3,878,000           3,173,000
                                                                              -----------         -----------
Cash and cash equivalents at end of period                                    $ 2,239,000         $ 2,391,000
                                                                              ===========         ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                  $   260,000         $   358,000
                                                                              ===========         ===========



See accompanying notes.

                               QUIDEL CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

QUIDEL Corporation (the "Company") discovers, develops, manufactures and markets diagnostic products for human health care. The unaudited financial information included herein is condensed and has been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently it does not include all generally accepted accounting disclosures required for complete annual financial statements. The condensed financial information contains, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Net sales for the three months ended September 30, 1995 totaled $8,129,000, an increase of $1,353,000 or 20% from the same period of the prior year. This increase is primarily related to the sales of pregnancy and mononucleosis products of our newly acquired (in January 1995) subsidiary Pacific Biotech ("PBI"), which were not present in the prior year's second quarter. Net sales for the six months ended September 30, 1995 increased $4,556,000 (38%) over the prior year period and totaled $16,610,000. Of this increase, $3,483,000 is related to the addition of the PBI products and $809,000 to increased sales of our European subsidiaries, some of which were not present in the first half of the prior year.

    Gross profit increased significantly over the prior year periods, amounting to $4,369,000, an increase of $1,324,000 (43%) in the second quarter and totaling $8,975,000 for the six months ended September 30, 1995, which reflects an increase of $3,603,000 or 67% over the first half of the prior year. Gross profit as a percent of sales improved from forty-five percent (45%) in the second quarter and six months of the prior fiscal year to fifty-four percent (54%) in the current year's periods as a result of increased sales volume coupled with a relatively constant level of manufacturing overhead costs.

    Overall operating expense increased $478,000 (12%) and $1,132,000 (14%) in the current quarter and six month periods respectively, versus the prior year periods. Research and development expense has increased in line with the increased activity in new product development projects. Sales and marketing expense reflects the addition of our new European subsidiaries in Germany and Spain which were not present in the first quarter of the prior year. The prior year second quarter level of general and administrative expense was reduced by approximately $125,000 associated with the recovery of a previously written off bad debt.

    Improved sales volume has resulted in increased gross profit sufficient to offset the current level of operating expenses. This has enabled the Company to breakeven in both the first and second quarter of fiscal 1996 as contrasted to the prior year results of a net loss of $724,000 and $2,389,000 in the second quarter and six month periods, respectively.

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

Liquidity and Capital Resources

    At September 30, 1995, the Company had cash and cash equivalents of $2,239,000, compared to $3,878,000 at March 31, 1995. Cash provided by operations totaled $49,000 for the six month period, reflecting proceeds from the collection of accounts receivable and reduction in inventory offset by payments of accounts payable and PBI acquisition-related expenses. The principal use of cash in the six months ended September 30, 1995 was related to the $1,502,000 invested in capital programs for new production equipment and facility improvements required because of increased volume.

    During the balance of fiscal 1996, Quidel's principal capital requirements will be related to the capital expenditures associated with automated production systems which are intended to increase capacity and reduce product cost, and for other working capital needs. The Company's working capital requirements fluctuate as a result of numerous factors, such as the extent to which the Company uses or generates cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of its products. The Company has established an accounts receivable based bank line of credit which provides for borrowing up to $3 million. At September 30, 1995 there were no outstanding borrowings under the line of credit. Based on its current cash position and its current assessment of future operating results, management believes that its existing sources of liquidity should be adequate to meet its operating needs.


PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                                                  None

ITEM 2.    CHANGES IN SECURITIES                                                              None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                    None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS                                                                None

ITEM 5.    OTHER INFORMATION                                                                  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits


                 Exhibit
                 Number           Exhibit
                 ------           -------
                 27               Financial Data Schedule

           (b)   Reports on Form 8-K.                                                         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      QUIDEL CORPORATION
                                      -----------------------------------
                                      (Registrant)




Date:     November 9, 1995            /S/    STEVE C. BURKE
                                      -----------------------------------
                                      Steven C. Burke
                                      Chief Accounting Officer




                                      Signed both as a duly authorized
                                      officer to sign on behalf of the
                                      Registrant and as
                                      Chief Accounting Officer