Form 10-Q
period 1995-12-31
QUIDEL CORP /DE/
filed 1996-02-14
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For quarter ended December 31, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the Registrant's Common Stock as of December 31, 1995 was 21,363,047.

                               QUIDEL CORPORATION
                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                               Numbers
                                                                                               -------
PART I - FINANCIAL INFORMATION

    ITEM 1.        Financial Statements

         Condensed Consolidated Balance Sheets
                   December 31, 1995 and March 31, 1995   . . . . . . . . . . . . . . . . . . . . .  3

         Condensed Consolidated Statements of Operations
                   Three months ended December 31, 1995 and 1994  . . . . . . . . . . . . . . . . .  4

         Condensed Consolidated Statements of Operations
                   Nine months ended December 31, 1995 and 1994   . . . . . . . . . . . . . . . . .  5

         Condensed Consolidated Statements of Cash Flows
                   Nine months ended December 31, 1995 and 1994   . . . . . . . . . . . . . . . . .  6

         Notes to Unaudited Condensed Consolidated
                   Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

    ITEM 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . .  7 - 9


PART II - OTHER INFORMATION

    ITEM 1.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


    ITEM 2.        Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


    ITEM 3.        Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . .  9


    ITEM 4.        Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . .  9


    ITEM 5.        Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


    ITEM 6.        Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . .  9


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

                               QUIDEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            December 31,         March 31,
             ASSETS                                                             1995               1995
             ------                                                         ------------         ---------
                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents                                               $   2,775,000     $     3,878,000
    Accounts receivable, including $31,000 due from
         related parties ($257,000 as of March 31, 1995)                        7,139,000           6,822,000
    Inventories, at lower of cost (first-in, first-out) or market:
         Raw materials                                                          2,094,000           2,570,000
         Work in process                                                        1,093,000           1,158,000
         Finished goods                                                         1,022,000           1,137,000
                                                                            -------------     ---------------
                                                                                4,209,000           4,865,000
    Prepaid expenses and other current assets                                     379,000             633,000
                                                                            -------------     ---------------
             Total current assets                                              14,502,000          16,198,000

Property and equipment, net                                                    13,603,000          12,521,000

Intangible assets, net                                                          5,188,000           5,409,000
Other assets                                                                      234,000             396,000
                                                                            -------------     ---------------
                                                                            $  33,527,000     $    34,524,000
                                                                            =============     ===============


             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:

    Accounts payable                                                        $   1,525,000     $     2,176,000
    Accrued payroll and related expenses                                          878,000             880,000
    Note payable to bank under line of credit                                     564,000             674,000
    Accrued acquisition costs                                                      44,000             685,000
    Current portion of long-term debt and obligations
         under capital leases                                                     589,000             357,000
    Other current liabilities                                                     917,000           1,669,000
                                                                            -------------     ---------------
             Total current liabilities                                          4,517,000           6,441,000

Long-term debt and obligations under capital leases                             3,683,000           4,145,000

Stockholders' equity:

    Common stock                                                                   21,000              21,000
    Additional paid-in capital                                                109,797,000         108,854,000
    Accumulated deficit                                                       (84,491,000)        (84,937,000)
                                                                            -------------     ---------------
             Total stockholders' equity                                        25,327,000          23,938,000
                                                                            -------------     ---------------
                                                                            $  33,527,000     $    34,524,000
                                                                            =============     ===============

See accompanying notes.

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Three months ended December 31,
                                                                                  1995               1994
                                                                                  ----               ----
Revenues:
    Net sales, including $31,000  and $1,046,000
         from a related party for the three months
         ended December 31, 1995 and 1994, respectively                     $   9,044,000     $     9,201,000
    Contracts, license fees and distribution agreements                           209,000              36,000
                                                                            -------------     ---------------
             Total revenues                                                     9,253,000           9,237,000

Costs and expenses:
    Cost of sales                                                               4,248,000           4,220,000
    Research and development                                                    1,014,000             901,000
    Sales and marketing                                                         2,612,000           2,557,000
    General and administrative                                                    866,000             727,000
                                                                            -------------     ---------------
             Total costs and expenses                                           8,740,000           8,405,000

Operating income                                                                  513,000             832,000

Other income and expense:

    Interest income                                                                39,000              53,000
    Interest expense                                                             (130,000)           (211,000)
                                                                            -------------     ---------------
Net income                                                                  $     422,000     $       674,000
                                                                            =============     ===============
Net income per share                                                        $         .02     $           .04
                                                                            =============     ===============
Shares used in computing net income per share                                  23,056,000          18,994,000
                                                                            =============     ===============

See accompanying notes.

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Nine months ended December 31,
                                                                                  1995                1994
                                                                                  ----                ----
Revenues:
    Net sales, including $356,000 and $1,838,000
         from a related party for the nine months
         ended December 31, 1995 and 1994, respectively                     $  25,654,000     $    21,255,000
    Contracts, license fees and distribution agreements                           479,000             467,000
                                                                            -------------     ---------------
             Total revenues                                                    26,133,000          21,722,000

Costs and expenses:
    Cost of sales                                                              11,883,000          10,902,000
    Research and development                                                    2,991,000           2,565,000
    Sales and marketing                                                         7,994,000           7,456,000
    General and administrative                                                  2,542,000           2,067,000
                                                                            -------------     ---------------
             Total costs and expenses                                          25,410,000          22,990,000

Operating income (loss)                                                           723,000          (1,268,000)

Other income and expense:
    Interest income                                                               129,000             145,000
    Interest expense                                                             (406,000)           (592,000)
                                                                            -------------     ---------------
Net income (loss)                                                           $     446,000     $    (1,715,000)
                                                                            =============     ===============
Net income (loss) per share                                                 $         .02     $          (.09)
                                                                            =============     ===============
Shares used in computing net income (loss) per share                           22,550,000          18,578,000
                                                                            =============     ===============


See accompanying notes.

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Nine months ended December 31,
                                                                                 1995               1994
                                                                                 ----               ----
Cash flows from operating activities:
    Net income (loss)                                                       $     446,000     $   (1,715,000)
    Adjustments to reconcile net income (loss) to net cash
         flows provided by (used for) operating activities:
         Depreciation and amortization                                          1,505,000           1,394,000
         Provision for losses on accounts receivable                                   --             160,000
         Changes in assets and liabilities:
             Accounts receivable                                                 (317,000)          1,044,000
             Inventories                                                          656,000             280,000
             Prepaid expenses and other current assets                            254,000             185,000
             Accounts payable                                                    (651,000)           (346,000)
             Accrued payroll and related expenses                                  (2,000)           (170,000)
             Accrued acquisition expenses                                        (591,000)                 --
             Other current liabilities                                           (752,000)            113,000
                                                                            -------------     ---------------
             Net cash flows from operating activities                             548,000             945,000

Cash flows used for investing activities:

    Additions to equipment and improvements                                    (2,119,000)         (1,122,000)
    Increase in other assets                                                     (135,000)           (827,000)
                                                                            -------------     ---------------
             Net cash flows used for investing activities                      (2,254,000)         (1,949,000)

Cash flows provided by (used for) financing activities:
    Net proceeds from issuance of common stock                                    943,000             227,000
    Payments on line of credit                                                   (110,000)         (1,343,000)
    Payments on notes payable, long-term debt and
         obligations under capital leases                                        (230,000)         (3,585,000)
    Proceeds from issuance of debt                                                     --           3,875,000
                                                                            -------------     ---------------
             Net cash flows provided by (used for)
                 financing activities                                             603,000           (826,000)

Net decrease in cash and cash equivalents                                      (1,103,000)         (1,830,000)

Cash and cash equivalents at beginning of period                                3,878,000           3,173,000
                                                                            -------------     ---------------
Cash and cash equivalents at end of period                                  $   2,775,000     $     1,343,000
                                                                            =============     ===============
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                $     368,000     $       598,000
                                                                            =============     ===============


See accompanying notes.

                               QUIDEL CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    QUIDEL Corporation (the "Company") discovers, develops, manufactures and markets diagnostic products for human health care. The unaudited financial information included herein is condensed and has been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently it does not include all generally accepted accounting disclosures required for complete annual financial statements. The condensed financial information contains, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to state fairly the Company's financial position, results of operations and cash flows. The Company's results of operations for the three and nine months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    Results of Operations

      Net sales for the third quarter ended December 31, 1995 totaled $9,044,000, down $157,000 or 2% from the same period of the prior year. The mix of the Company's sales continues to shift away from U.S. OEM sales which declined $1,015,000 to $31,000 in the current quarter vs. the same period in the prior year. The year-to-year comparison of third quarter net sales was also impacted by a $778,000 reduction in U.S. sales of the Company's Strep A tests, due in part to the increased level of prior year sales resulting from the initial introduction of the new in-line one step strep test. These reductions were offset in part by $1,534,000 in sales of pregnancy and mononucleosis products of our subsidiary Pacific Biotech, Inc., a

    California corporation ("PBI") acquired in January 1995 which were not present in the third quarter of the prior year.

      Net sales for the nine months ended December 31, 1995 totaled $25,654,000, up $4,399,000 or 21% from the prior year level. The significant changes between the current and prior year nine month periods included the addition of sales of PBI products not present in the prior year amounting to $5,016,000, increased international sales of $1,084,000 due in part to sales by the Company's European subsidiaries, some of which were not present in the first quarter of the prior year, partially offset by a reduction of $1,482,000 in U.S. OEM sales and $712,000 in sales of Strep A tests as discussed above.

      Gross profit for the third quarter represented 53% of sales compared to 54% in the prior year quarter. Year-to-date gross profit as a percentage of sales stands at 54%, up from the prior year's 49% of sales, due to increased sales volume in relation to a relatively constant level of manufacturing overhead costs.

      Overall operating expense increased $307,000 (7%) and $1,439,000 (12%) in the current quarter and nine month periods respectively, versus the prior year periods. Research and development expense has increased in line with the increased activity in new product development projects. Increases in sales and marketing expense reflects the addition of our new European subsidiaries in Germany and Spain which were not present in the first quarter of the prior year. General and administrative expense in the current quarter and year-to-date period has increased over the prior year, due principally to increased personnel cost, bad debt expense and legal fees.

      Net income of $422,000 for the quarter ended December 31, 1995, although $252,000 below that of the prior year period, marks the third consecutive profitable quarter this year. The year-to-date improvement in sales and gross profit has resulted in current year-to-date net income of $446,000 as contrasted to a net loss of $1,715,000 in the prior year nine month period.

      The Company's operating results may continue to fluctuate on a quarter to quarter basis as a result of a number of factors, including the phase-out of older products near the end of their product life cycles, the timing and success of new product introductions, relationships with strategic marketing partners and seasonality, e.g. the higher incidence of strep throat in the fall and winter months. Actual results for the remainder of the fiscal year will be influenced by competitive and economic factors affecting the Company's markets, actions of our major distributors, and the degree of acceptance that our new products achieve during the year.

    Liquidity and Capital Resources

      At December 31, 1995, the Company had cash and cash equivalents of $2,775,000, compared to $3,878,000 at March 31, 1995. Cash provided by operations totaled $548,000 for the nine month period ended December 31, 1995, reflecting in part profitable operations and proceeds from a reduction in inventory offset by increased accounts receivable, payments of accounts payable and PBI acquisition-related expenses. The principal use of cash in the nine months ended December 31, 1995 was related to the $2,119,000 invested in capital programs for new production equipment and facility improvements required because of increased volume.

      During the balance of fiscal 1996, the Company's principal capital requirements will be related to the capital expenditures associated with automated production systems which are intended to increase quality and capacity and to reduce product cost, and for other working capital needs. The Company's working capital requirements fluctuate as a result of numerous factors, such as the extent to which the Company uses or generates cash in operations, progress in research and development projects and the time and expenditures required to obtain governmental approval of its products. The Company has established an accounts receivable based bank line of credit which provides for borrowing up to $3 million. At December 31, 1995 there were no outstanding borrowings under the line of credit. Based on its current cash position and its current assessment of future operating results, management believes that its existing sources of liquidity should be adequate to meet its operating needs.

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

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              None

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                          None

      ITEM 5. OTHER INFORMATION                                            None

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              Exhibit
              Number           Exhibit
              -------          -------
              27               Financial Data Schedule

           (b)   Reports on Form 8-K                                       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           QUIDEL CORPORATION
                                           -------------------------
                                           (Registrant)

Date:     February 14 , 1996               /S/    STEVEN C. BURKE
                                           -------------------------
                                           Steven C. Burke
                                           Chief Accounting Officer

                                           Signed both as a duly authorized
                                           officer to sign on behalf of the
                                           Registrant and as Chief Accounting
                                           Officer