Form 10-K
period 1996-03-31
QUIDEL CORP /DE/
filed 1996-06-27
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

      X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ----                SECURITIES AND EXCHANGE ACT OF 1934

                      For fiscal year ended March 31, 1996

                                       OR
    ----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-10961

                               QUIDEL CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                          94-2573850
  (State or other jurisdiction                             (I.R.S. Employer
or incorporation or organization)                         Identification No.)

10165 McKellar Court, San Diego,                                 92121
           California                                         (zip code)
 (Address of principal executive
            offices)

        Registrant's telephone number, including area code (619) 552-1100

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $0.001 par value

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 7, 1996 was approximately $81,540,000. For the purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the Registrant have been deemed to be owned by affiliates.

         The number of shares outstanding of the Registrant's Common Stock as of June 7, 1996 was 21,579,347.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 30, 1996 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year ended March 31, 1996 ("fiscal 1996"), are incorporated herein as provided in Part III, and portions of the Registrant's Annual Report to Stockholders for fiscal 1996 (the "1996 Annual Report"), are incorporated herein as provided in Parts I, II and IV.

                                     PART I


ITEM 1.           BUSINESS

                  Quidel Corporation discovers, develops, manufactures and markets rapid immunodiagnostic products for point-of-care detection of human medical conditions and illnesses. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions in the areas of reproductive and women's health, infectious diseases, allergies and autoimmune disorders. Quidel's products are sold to professionals in the physician's office, and clinical laboratory, and to consumers through retail drug stores. When used in this Report, "Quidel," the "Company" and the "Registrant" refer to Quidel Corporation.

                  Quidel commenced its operations in 1979 and launched its first products, dipstick-based pregnancy tests, in 1984. The Company has expanded its product base through internal development and acquisition in the areas of pregnancy and ovulation, infectious disease, allergy and autoimmune products for professional and home use. Quidel markets its products in the United States and in nearly 60 other countries worldwide through a broad network of national and regional distributors, supported by the Company's direct sales force.

                  In January 1995, the Company purchased Pacific Biotech, Inc., a California corporation ("PBI"), from Eli Lilly and Company. PBI provides a complementary line of rapid diagnostic tests for pregnancy, strep throat and mononucleosis. The products are sold under the CARDS(R) O.S.(R), CARDS(R) QS(R), Concise(R) Plus(TM) and Concise(R) Performance Plus(TM) brand names on a worldwide basis.

                  The Company's executive offices are located at 10165 McKellar Court, San Diego, California 92121 and its telephone number is (619) 552-1100.

INDUSTRY OVERVIEW

                  Diagnostic tests provide medically important information for the assessment and management of human health. Immunoassays are diagnostic tests which utilize biological compounds called antibodies to aid in the detection and measurement of substances such as antibodies, hormones, bacteria and other infectious agents from samples derived from blood, urine and other body fluids. Unlike some other major segments of the diagnostic testing market, immunoassays lend themselves readily to rapid testing formats, which generally provide test results in minutes without the need for laboratory instrumentation to perform and "read or interpret" the test result. The speed and convenience of immunoassays, in combination with their specificity and sensitivity to substances which may be present only in minute concentrations, have made them a tool for the early detection, screening and monitoring of a wide range of medical conditions.

                  The rapid testing market has grown recently, with the following as contributing factors:

                  - Technological Advances. Historically, the use of immunoassays was limited primarily to physicians and laboratory professionals who possessed specialized training or equipment. Recent advances in immunochemistry and delivery-system technology have expanded the range of available tests and made immunoassays faster, more accurate and easier to use and interpret. These advances have led to increased use of immunoassays by physicians and laboratory professionals and to the introduction of immunoassays into the over- the-counter market for consumer use in pregnancy and ovulation testing.

                  - Emphasis on Health Care Cost Control. Health care professionals, government and commercial third-party payors are placing increasing emphasis on diagnostic testing as a cost-effective means of early disease detection. Prompt and accurate testing through immunoassays may allow therapeutic intervention to be initiated earlier in the disease process and may eliminate unnecessary therapy, thus generating significant cost savings. For example, the use of immunoassays to distinguish between an allergy and an upper respiratory infection can lead to immediate commencement of appropriate therapy rather than more prolonged and costly approaches that might otherwise be followed until an accurate diagnosis is made.

                  - Introduction of New Therapies. Advanced forms of therapy often require highly specific, real-time diagnostic information. For example, many infertility procedures require precise information about the timing of ovulation. Immunoassays, both as early and precise indicators of medical conditions and as monitors of disease progression, aid in improved patient management and prognosis through more appropriate and timely use of available and emerging therapeutic procedures and products.

BUSINESS STRATEGY

                  The Company's goal is to continue to expand its position as a worldwide provider of rapid diagnostics for the physician's office, hospital, clinical laboratory, and home testing markets. Key elements of the Company's business strategy include:

                  - Focus on Rapid Diagnostics. The Company has dedicated its research, manufacturing and marketing resources to rapid diagnostics and has a well-established record of developing and bringing to market innovative products. The Company believes that it is well positioned to capitalize on the anticipated growth in the market for low cost, reliable and rapid diagnostic products. As the move to managed care increases, the utilization of rapid testing at the point of care is expected to increase.

                  - Build on Core Technology. The Company's technology is based on an innovative blend of biotechnology, immunochemistry and engineering which has produced a number of rapid and reliable assays in easy-to- use test formats. The Company has successfully applied this technology to the three important phases of immunoassay product development - generation and purification of biological reagents, design of innovative delivery systems and implementation of manufacturing and engineering systems necessary for high quality, cost-effective production. The Company continues to target its new product opportunities in areas where its core technology and expertise offer significant competitive advantages.

                  - Continue to Broaden Product Line. The Company's strategy is to produce a broad product line of diagnostic tests which address significant commercial markets. The Company's growth to date has been achieved through a combination of internal product development, collaborative development arrangements with strategic partners and acquisitions. The Company believes that a broad product portfolio enhances both Quidel's reputation in the diagnostic marketplace and the efficiency of its manufacturing and sales and marketing organizations. The Company's product strategy involves increasing emphasis on internally developed products.

                  - Utilize Multiple Distribution Channels. The Company employs multiple distribution channels to address the unique requirements of the physician's office, hospital, clinical laboratory, and consumer over-the-counter and international markets. In the physician's office, hospital and clinical laboratory markets, the Company utilizes a network of leading medical/surgical product distributors supported by its direct sales force. In the consumer over-the-counter market, the Company has entered into an agreement with Ansell Consumer Products to perform the sales and marketing of Quidel branded products. In the international market, the Company has established a broad network of distributors who market the Company's products and, through the use of four European subsidiaries, has expanded its presence worldwide. The Company is increasing its emphasis on marketing of its diagnostic products under Quidel brand names to the consumer, physicians and clinical laboratories.

TECHNOLOGY

                  Immunoassays utilize commercially produced protein molecules called antibodies which react with or bind to specific antigens, such as other antibodies, viruses, bacteria, hormones and drugs. The antibodies produced in response to a particular antigen bind specifically to that antigen. This characteristic allows antibodies to be used in a wide range of diagnostic applications.

                  The ability to detect the binding of antibodies to target antigens forms the basis for immunoassay testing. In immunoassays, antibodies or, in the case of allergy testing, allergens (allergy-causing substances), are typically deposited onto a solid substrate. A chemical label is then either incorporated onto the solid substrate or added separately once the solid substrate has been exposed to the test sample. If the target antigen is present in the test sample, the chemical label produces a visually identifiable color change in response to the resulting antibody or allergen reaction with the antigen. This provides a clear color endpoint for easy visual verification of the test results.

                  Quidel incorporates antibody technology and biochemistry into uniquely designed and engineered products. Quidel has developed four primary delivery system formats: dipsticks, flow-through cassettes, microwell tests and a new delivery system technology based on a proprietary one-step lateral flow technique. Although each is based on the same general antibody-antigen based approach, the four formats differ in terms of speed, ease-of-use and sensitivity, and, as a result, address the particular needs of different end-user markets.

PRODUCT LIFE CYCLES

                  The Company's results can be significantly affected by the phase-out of older products near the end of their product life cycles, as well as the timing and success of new product introductions. A successful new product launch can result in strong initial sales as inventories are built up during the pipeline fill period, followed by a decline in sales before reaching normalized levels. The ability of the Company to compete successfully in the rapid diagnostics market depends on the continual development and introduction of new products. There can be no assurance that the Company will be able to develop sufficient new product entries to replace older products in a timely manner, or that its new products will gain significant market acceptance.

VARIABILITY IN DEMAND

                  Sales levels for several of the Company's products are affected by seasonal demand trends. Allergy tests, for example, are most heavily used in the spring and thus have the greatest revenue impact in the fourth fiscal quarter. Group A strep tests, by contrast, are used primarily in the winter and tend to benefit the third and fourth fiscal quarters. As a result of these demand trends, the Company generally may achieve lower results in the first and second quarters and higher results in the third and fourth quarters of the fiscal year.

MARKETING THROUGH STRATEGIC PARTNERS

                  Prior to fiscal 1994, approximately half of the Company's net sales had been to Becton Dickinson and Company ("Becton Dickinson") under arrangements which gave Quidel manufacturing rights and Becton Dickinson marketing rights to certain products developed by Quidel or jointly developed by Quidel and Becton Dickinson. The Company's current strategy, however, is to reduce its dependence on a single strategic partner. Accordingly, sales to Becton Dickinson decreased to approximately 30% of total net sales in fiscal 1994, approximately 7% of total net sales in fiscal 1995, and approximately 1% of total net sales in fiscal 1996. The Company's partnering strategy moving forward is to pursue agreements to develop products under the Quidel brand names in several areas, including human disease management, collaborations with pharmaceutical development companies, and non-human areas such as veterinary medicine.

WOMEN'S REPRODUCTIVE HEALTH

                  According to a United States Department of Health and Human Services 1990 estimate, 5 million couples in the United States are affected by infertility. In addition, the Company believes that a growing number of couples desire to control the timing of their pregnancies. For conception to occur, it is necessary for the sperm and the egg to unite during the 12-24 hour period following ovulation. Tests that predict or confirm the occurrence of ovulation are important tools, both for the fertility specialist and for the consumer, for increasing the likelihood of or planning the timing of conception.

                  In 1984, Quidel introduced OvuKit(R), the first rapid ovulation prediction product. This product enables women to accurately detect in a urine sample the sharp increase in luteinizing hormone (LH), which triggers ovulation. Since the introduction of OvuKit(R), Quidel has continued to expand its presence in the ovulation market through a broadened line of products incorporating faster, easier-to-use delivery systems.

                  -        OvuKit(R) Self-Test and OvuQuick(R) Self-Test.
                           Quidel's ovulation prediction tests each detect urinary LH and are differentiated according to the delivery system they employ and the end-user markets they address. OvuKit Self-Test uses the Company's proprietary dipstick technology and is marketed by Quidel to physicians who dispense it to their patients for home use. OvuQuick Self-Test is a four minute proprietary technology that is marketed by Quidel to pharmacies and physicians who in turn dispense it to their patients.

                  -        Conceive(R) One-Step Ovulation Predictor,
                           Q-Test(R) Ovulation Test, and OvuQuick(R) One-Step. The Company introduced Conceive(R) during the fourth quarter of fiscal 1992. The product represents the first of a line of new generation rapid one-step tests and allows the user, in three minutes, to predict ovulation. Conceive(R) is sold to the consumer over-the-counter market and is designed for the family who is planning for conception rather than for couples with infertility problems. Pursuant to an agreement in mid-1995, Quidel obtained marketing rights to Q-Test(R) Ovulation Test and reintroduced the product in its latest one-step technology. During fiscal 1996, the Company introduced
                           OvuQuick(R) One-Step employing this same rapid, one-step technology.

                  Sales of the Company's ovulation products for the years ended March 31, 1996, 1995 and 1994 accounted for approximately 18%, 19% and 28%, respectively, of total net sales.

PREGNANCY PRODUCTS

                  The worldwide pregnancy test market is one of the largest rapid testing market segments. The early detection of pregnancy allows the physician and patient to institute proper prenatal care, helping to ensure the health of the developing embryo and the mother. In 1984, Quidel introduced its first products for the early detection of pregnancy. These dipstick-based products detect minute amounts of human Chorionic Gonadotropin ("hCG"), a hormone which is present in the urine of pregnant women very early in the gestation period. Since 1984, Quidel has continued to improve its delivery system technology, resulting in faster, easier-to-use pregnancy detection products.

                  - Q-Test(R) Pregnancy Test. Quidel's pregnancy prediction tests each detect urinary hCG and are differentiated according to the delivery system they employ and the end-user markets they address. Q-Test(R) Pregnancy Test originally used the Company's patented dipstick chemistry and was sold in the consumer over-the-counter market by Becton Dickinson pursuant to a distribution agreement with Quidel. In the second half of fiscal 1995 marketing rights were transferred to Quidel, and the Company updated the product with its latest one- step technology.

                  - Conceive(R) One-Step Pregnancy Test, QuickVue(R) One-Step Pregnancy Test, QuickVue(R) One-Step Urine-Serum Combo Test and RapidVue(R) One-Step Pregnancy Test. As a complement to the Company's Conceive(R) line of family planning products, the Company introduced the Conceive(R) One- Step Pregnancy Test in fiscal 1993 and the RapidVue(R) One-Step Pregnancy Test in fiscal 1994. Both tests utilize lateral flow technology, provide results in as fast as one minute and address two different segments of the over-the-counter market. QuickVue(R) One-Step Pregnancy Test is the professional pregnancy product and the QuickVue(R) One-Step Urine-Serum Combo test provides doctors' offices and hospitals with the convenience of using either a urine or serum sample for their pregnancy determinations. During fiscal 1994, the Company began distribution of its Conceive(R) One-Step products in Europe under the existing French tradenames of Blue Test(R) Confidence Pregnancy Test (Europe) and BlueCard(R) pregnancy Test (France). During fiscal 1996, the Company launched a new brand in Spain under the SupraPlus(R) trademark.

                  - CARDS(R) QS(R) HCG-Urine and Concise(R) Performance Plus(TM) HCG-Urine. The PBI one-step pregnancy test has strong trademark recognition globally in professional markets and in selected over-the-counter markets. The tests' plus and minus sign endpoints provide easy results interpretation which have universal appeal.

                  Sales of the Company's pregnancy products for the years ended March 31, 1996, 1995 and 1994 accounted for approximately 49%, 44% and 24%, respectively, of total net sales.

INFECTIOUS DISEASE PRODUCTS

                  Infectious diseases are the cause of a wide range of often debilitating and potentially fatal health care problems. The Company manufactures and markets a variety of products designed to detect several common infectious diseases. These tests detect the specific infectious agent, generally bacterial or viral in nature, or antibodies generated in response to the infection. The Company's products are targeted to the professional market where the early detection of infectious diseases through rapid diagnostics can provide opportunities for more effective and efficient therapeutic intervention.

                  -        Quidel QuickVue(R) In-Line One-Step Strep A Test.
                           Each year millions of people in the United States are tested for Group A streptococcal infections, commonly referred to as strep throat. Group A streptococci are organisms that typically cause illnesses such as tonsillitis, pharyngitis and scarlet fever which, if left untreated, can progress to complications such as rheumatic fever. During fiscal 1995, the Company introduced a unique one-step test which utilizes an in-line extraction procedure from a throat swab specimen. This test differentiates itself from all other strep tests which require as many as five or six separate and sometimes time-dependent steps. In March 1996, this test received CDC-CLIA Waived classification status which potentially expands the market available for this product.

                  - Q-Test(R) Strep. This product was developed under a research and development agreement with Becton Dickinson and is sold to the physician's office market worldwide exclusively by Becton Dickinson. The manufacturing rights to the Q-Test(R) Strep product were transferred to Becton Dickinson during fiscal 1995; as such there were no sales of the product in fiscal 1996. As a percent of the Company's total sales, the product declined to 3% in fiscal 1995, from 24% and 35% in fiscal 1994 and 1993, respectively.

                  - CARDS(R) QS(R) Strep A and Concise(R) Performance Plus(TM) Strep A. The PBI brands of Strep A tests are notable for their easy to read plus and minus sign endpoints. The simple procedure is ideally suited for large volume testing sites such as reference laboratories and HMOs. These products were under development during fiscal 1996 as the Company converted PBI's technology to its own for improved operational efficiencies. Both products were under FDA review for market clearance during fiscal 1996.

                  - Quidel QuickVue(R H. Pylori Test. In February 1994, a meeting convened by the National Institutes of Health confirmed Helicobacter pylori (H. pylori) as a major cause of ulcers and chronic gastritis. The Quidel QuickVue(R) H. Pylori Test kit was the first rapid test developed and then cleared by the U.S. Food and Drug Administration ("FDA") for the physician's office market. The test uses a few drops of serum or plasma and provides results in as few as four minutes. During fiscal 1996, the Company's QuickVue(R) One Step H. Pylori Test was cleared for sale by the FDA. This product employs the Company's Generation III, one-step technology and can also use finger stick whole blood samples which are very convenient for the physician.

                  - Quidel QuickVue(R) Group B Strep. Group B streptococcal infection is a vaginal infection that, when transferred to a newborn during birth, frequently results in significant physical handicaps, mental retardation or death for the infected baby. The Quidel Group B Strep product is one of the first rapid screening tests using a vaginal swab that allows detection of Group B strep. This test is suitable for use both in routine screening and in the labor and delivery setting.

                  -        CARDS(R) O.S.(R) Mono and Concise(R) Plus(TM) Mono.
                           Infectious mononucleosis ("IM") is a self-limiting disease in adolescence which often has symptomology mimicking other potentially serious disease states. Screening for IM is an important step to insure proper patient follow-up. The PBI mononucleosis test was the first to utilize a simple whole blood patient sample. The plus and minus sign endpoints are easy to interpret and make this test easy to use in the physician's office.

                  - QuickVue(R) Chlamydia Test. The Chlamydia trachomatis organism is responsible for the most widespread sexually transmitted disease in the United States. Over one-half of infected women do not have symptoms and if left untreated, Chlamydia can cause pelvic inflammatory disease and is a leading cause of involuntary sterility. The test utilizes the Company's lateral flow technology, it is fast and easy to use in the doctor's office or clinical laboratory.

                  Total sales of the Company's infectious disease products for the years ended March 31, 1996, 1995 and 1994 accounted for approximately 17%, 18%, and 29%, respectively, of total net sales.

ALLERGY PRODUCTS

                  It is currently estimated that over 40 million people in the United States suffer from one or more significant allergies. Differentiating the allergic rhinitis patient from one with viral or bacterial upper respiratory distress is an important step in prescribing the appropriate patient treatment. The recent introduction of non-sedating antihistamine drugs for the treatment of various allergic conditions has increased the importance of accurate allergy diagnosis. Historically, the basic tool for allergy testing has been skin testing, a procedure which requires the injection or scratching of the skin with a tiny amount of allergen followed by an evaluation of the inflamed zone. Technological advances at Quidel have made in vitro tests available in a format which requires no specialized equipment, is easy to use and can be readily performed in the primary care physician's office.

                  - Quidel Allergen Screen. This test, which uses the Company's multi- analyte dipstick technology, detects certain allergen-specific antibodies, called IgE antibodies, in serum or whole blood. The Company currently markets five panels for allergens common to specific regions of the United States, seven panels for Europe and five panels for Japan and Asia. The product is sold by Quidel to physicians for in-office use.

                  - Quidel Total IgE. This test, which uses the Company's proprietary dipstick technology, detects total IgE antibodies in serum or whole blood. The test is designed as a preliminary screen of potentially allergic patients and is used in conjunction with the Quidel Allergen Screen products. The product is sold by Quidel to physicians for in- office use.

                  - Quidel Food Allergen Screen. This product, which uses the Company's multi-analyte dipstick technology, detects IgE antibodies in serum or whole blood. The Company currently markets a United States and a European food panel. The product is sold by Quidel to physicians for in-office use.

                  - Quidel Reflectance Analyzer ("QRA"). The QRA, developed in conjunction with an outside vendor, is an instrument designed to provide quantitative results for the Quidel allergy line. The product is primarily sold in foreign markets through distributors.

                  - QuickVue(R) One-Step Allergen Screen. This one-step test screens for five common indoor allergens. It is designed for use by primary care physicians to differentiate allergy symptoms such as rhinitis and wheezing from viral or bacterial upper respiratory infections such as cold and flu. The test utilizes a small blood sample obtained from a finger stick and provides results in 15 minutes or less.

                  Total sales of the Company's allergy products for the years ended March 31, 1996, 1995 and 1994 accounted for approximately 8%, 8%, and 12%, respectively, of total net sales.

AUTOIMMUNE PRODUCTS

                  Autoimmune disorders, such as rheumatoid arthritis and systemic lupus erythematosus, are among the most complex major medical problems not yet conquered by medical science. Diagnostic testing in this area is an emerging field. Much of the current knowledge about diagnosis and monitoring of these diseases has been discovered within the last decade and is based on the fact that circulating immune complexes ("CICs") appear to act as accurate markers for autoimmune disorders. The current market for autoimmune diagnostic products is in the clinical laboratory. Quidel believes that, as this testing market develops and moves toward more rapid, non-instrumented testing procedures, the market for diagnostic testing for autoimmune disorders will increase, particularly in the physician's office segment.

                  Quidel's Immune Complex Products include tests for the measurement of CICs and antibodies directed against the body's own healthy cells, and other tests which measure the activation of other components of the immune response system. These tests may enhance the ability to diagnose disease onset, to monitor disease progression, to evaluate organ damage and to assess the effects of therapy. In addition, Quidel offers a line of monoclonal and polyclonal antibodies, purified complement proteins and other specialized reagents sold primarily to research scientists.

RESEARCH AND PRODUCTS UNDER DEVELOPMENT

                  In the development of new products, the Company seeks to maximize product reliability, speed, shelf-life and ease-of-use, while ensuring cost-effective manufacturing through automation and engineering design. Quidel is currently developing several new products in a delivery system format based on a proprietary one-step lateral flow technology, which the Company believes will provide faster results and be more convenient to use than previous test formats. Quidel's future products include: a male Chlamydia test, additional one-step allergy screens (an outdoor panel and a food panel), and a QuickVue(R) Fecal Hemoglobin Test, which measures non-obvious blood in the feces for the identification of patients at risk for colorectal cancer. Quidel believes that it has made significant progress in the development of its new products; however, all such products are still subject to substantial uncertainty regarding completion of development, clinical trials and regulatory clearance. There can be no assurance of the successful development or marketing of new products.

                  For the fiscal years ended March 31, 1996, 1995 and 1994, the Company incurred $4,130,000, $3,728,000, and $3,830,000, respectively, for research and development, including costs incurred under research contracts.

RESEARCH AND DEVELOPMENT COLLABORATIONS

                  Since its inception, the Company has entered into research and development collaborations with other companies in order to increase the pace of its new product introductions. The Company's research and development agreements have, in the past, generally provided that the research and development partner fund a portion of the research and development cost of a new product in exchange for exclusive marketing rights to such product in a specific geographic region once the product is introduced. Such partner also agrees to enter into a supply agreement with Quidel when the new product is introduced, pursuant to which Quidel agrees to manufacture and such partner agrees to purchase from Quidel certain minimum quantities of the product to be sold by such partner.

                  The Company's new research and development collaboration strategy emphasizes human disease management. This strategy pairs the Company's development efforts with the drug development efforts of pharmaceutical companies. The goal of such collaborations is to have available a differential diagnostic rapid test at the time of market introduction of the therapeutic product. By diagnostically identifying the patients most likely to benefit from new therapies, it is believed that costs related to inappropriate therapy delivered to "negative" patients can be avoided, while increasing the efficacy of therapy among those patients most in need.

                  During fiscal 1996, the Company signed a Heads of Terms agreement with Glaxo Group Ltd., a wholly-owned subsidiary of Glaxo Wellcome, to develop an influenza A and B diagnostic test to be used in conjunction with their new drug to treat influenza, presently in phase II clinical trials worldwide.

MARKETING AND DISTRIBUTION

                  The Company markets its products through a network of domestic and international distributors, European subsidiaries and to a lesser extent strategic partners, all of which are directed at three primary market segments: physician's office, hospitals and clinical laboratories, and consumer over-the-counter.

                  - U.S. Physician's Office. Quidel utilizes various national and regional distributors to service the physician's office market, supporting these distributors' efforts with the Company's own sales force. The Company believes that this approach affords it greater control over product marketing with a greater ability to introduce product innovations in response to market demands. The Company supports and promotes its products to this market segment through direct mailings of product information, trade journal advertising, sales calls, press releases and presentations at professional conferences.

                  - U.S. Hospitals and Clinical Laboratories. Quidel serves a select group of hospitals and clinical laboratories through its national distributors, supported by sales specialists.

                  - U.S. Consumer Over-the-Counter. During the past three years, with the introduction of its Conceive(R) Ovulation Predictor and Conceive(R) Pregnancy Test, the Company has increased its presence in the consumer market with Quidel branded products. These products were sold to chain and independent drug stores through a network of brokers, wholesalers and directly by the Company. The Company recently entered into an agreement with Ansell Consumer Products, under which Ansell will assume the sales and marketing of the Quidel brands.

                  - International. Quidel markets its products to these same three market segments in over 60 countries. The Company's primary international territories include Korea, Japan, Germany and other Western European countries. In some cases, Quidel ships its products unpackaged to its international distributors, who perform final packaging of the products to meet local market requirements. This provides the Company with quick access to multiple international markets without the costs, regulatory issues and inventory investment associated with international packaging. In order to increase sales and marketing focus within the European markets, the Company has acquired or established sales subsidiaries in France, Germany, The Netherlands and Spain.

                  In the fiscal years ended March 31, 1996, 1995 and 1994, export sales, which are denominated in United States dollars and represent export sales from the United States to third parties, were $9,051,000, $6,562,000, and $4,919,000, respectively. Total international sales, including both export sales from the United States to third parties and third party sales by Quidel's European subsidiaries, represented approximately 39%, 34%, and 25% of total net sales for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. For additional information concerning export sales by geographic region, see Note 4 of Notes to Consolidated Financial Statements included on page 19 of the Company's 1996 Annual Report incorporated herein by reference.

                  The Company generally ships products to its customers within 15 days of receipt of purchase orders. Shipments to international distributors are made under purchase orders received from 30 to 90 days in advance of shipment. Because the amounts ordered and the lead times specified vary widely from order to order and period to period, the Company does not consider backlog to be a meaningful indicator of future revenues.

MANUFACTURING

                  Quidel's manufacturing facilities, located in San Diego, California, consist of laboratories devoted to tissue culture and immunochemistry, and production areas dedicated to packaging and filling. In the manufacturing process, the Company uses biological, chemical and packaging supplies and equipment which are generally available from several competing suppliers.

                  The Company believes that its manufacturing is conducted in compliance with the "Good Manufacturing Practices" ("GMP") regulations of the FDA governing the manufacture of medical devices. Quidel has registered its facility with the FDA and with the Department of Health Services of the State of California and has passed routine federal and state inspections confirming the Company's compliance with the GMP regulatory requirements for in vitro diagnostic products.

                  The manufacture of medical diagnostic products is difficult, particularly with respect to the stability and consistency of complex biological components. Because of these complexities, manufacturing difficulties occasionally occur that delay the introduction of products, result in excess manufacturing costs or require the replacement of products already introduced into the distribution channel.

GOVERNMENT REGULATION

                  The manufacture and marketing of medical devices, including in vitro diagnostic test kits, are regulated under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act and its amended and/or new provisions under the Safe Medical Act of 1990. These regulations are administered by the FDA. While these regulations are demanding, they are considerably less burdensome than those applicable to the manufacture and marketing of drugs or monoclonal antibodies for in vivo applications. In addition to the foregoing, the Company's present and future operations or products may be subject to regulation under the Occupational Safety and Health Act, Environmental Protection Act, Resource Conversion and Recovery Act, Toxic Substances Control Act, Clinical Laboratory Improvement Act and other present or possible future legislation and regulations, as well as by governmental agencies with regulatory authority relating to the Company's business.

PATENTS AND TRADE SECRETS

                  Because of the length of time and the expense associated with bringing healthcare products through development and government approval to the marketplace, the healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. Quidel and other companies engaged in research and development of new diagnostic products using advanced biomedical technologies are actively pursuing patents for their technologies which they consider novel and patentable. However, important legal issues remain to be resolved as to the extent and scope of available patent protection in the United States and in other important markets worldwide. The resolution of these issues and their effect upon the long-term success of Quidel and other biotechnology firms cannot be determined.

                  It has been Quidel's policy to file for patent protection in the United States and other countries with significant markets, such as Western European countries and Japan, if the economics are deemed to justify such filing and Quidel's patent counsel determines that a strong patent position can be obtained. Quidel currently has been issued and/or licensed twenty-three United States patents with potential applications for diagnostic products and has additional United States patent applications on file covering technology with potential diagnostic uses. No assurance can be given that patents will be issued to Quidel pursuant to its patent applications in the United States and abroad or that Quidel's patent portfolio will provide Quidel with a meaningful level of commercial protection.

                  A large number of individuals and commercial enterprises seek patent protection for technologies, products and processes in fields related to Quidel's areas of product development. To the extent such efforts are successful, Quidel may be required to obtain licenses in order to exploit certain of its product strategies. There can be no assurance that such licenses will be available to Quidel at all, or if so, on acceptable terms.

                  Quidel is aware of certain issued and filed patents, issued to various developers of diagnostic products with potential applicability to Quidel's diagnostic technology. The Company has licensed certain rights from companies such as Syntex and Becton Dickinson. There can be no assurance that Quidel would prevail if a patent infringement claim were to be asserted against Quidel.

                  Quidel seeks to protect its trade secrets and nonproprietary technology by entering into confidentiality agreements with employees and third parties (such as potential licensees, customers, joint ventures and consultants). In addition, Quidel has taken certain security measures in its laboratories and offices. Despite such efforts, no assurance can be given that the confidentiality of Quidel's proprietary information can be maintained. Also, to the extent that consultants or contracting parties apply technical or scientific information independently developed by them to Quidel projects, disputes may arise as to the proprietary rights to such data.

                  Under certain of its distribution agreements, Quidel has agreed to indemnify the distributor against costs and liabilities arising out of any patent infringement claim by a third party relating to products sold under those agreements. In some cases, the distributor has agreed to share the costs of defending such a claim and will be reimbursed for the amount of its contribution if the infringement claim is found to be valid.

COMPETITION

                  The Company believes that the competitive factors in the rapid diagnostic market include convenience, price and product performance as well as the distribution, advertising, promotion and brand name recognition of the marketer. Competition in the development and marketing of diagnostic products is intense and diagnostic technologies have been subject to rapid change. Management believes that Quidel's success will depend on its ability to remain abreast of technological advances, to introduce technologically advanced products, and to attract and retain experienced technical personnel, who are in great demand. Many of the Company's current and prospective competitors, including several large pharmaceutical and diversified health care companies, have substantially greater financial, marketing and other resources than Quidel. There can be no assurance that technological advances by competitors will not render the Company's products obsolete, or that it will be able to compete successfully in the marketing of products.

HUMAN RESOURCES

                  As of March 31, 1996, the Company had 263 employees, none of whom is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

Item 2.           PROPERTIES

                  The Company's executive, administrative, manufacturing and research and development facilities are located in San Diego, California. On February 8, 1994, the Company purchased the land underlying such facilities and the 65,000 square-foot building located thereon for approximately $7,700,000. The Company believes that its current facilities are adequate for its present needs.

                  PBI, which was acquired during the fourth quarter of fiscal 1995, initially had three leased facilities. The leases related to two of PBI's production facilities were terminated on March 31, 1995 and April 30, 1995. The remaining facility lease terminated on October 15, 1995. All of the PBI business activities have been consolidated into the Quidel facilities.


Item 3.           LEGAL PROCEEDINGS

                  The Company received a letter dated April 24, 1992 from the United States Environmental Protection Agency (the "EPA") notifying the Company that it is a potentially responsible party for cleanup costs at a federal Superfund site, the Marco of Iota Drum Site (the "Marco Site"), near Iota, Louisiana. Documents gathered in response to such letter indicate that the Company sent a small amount of hazardous waste to facilities in Illinois. It is possible that subsequently, such waste could have been transshipped to the Marco Site. The EPA letter indicates that a similar notice regarding the Marco Site was sent by the EPA to over 500 other parties. At this time, the Company does not know how much of its waste may have reached the Marco Site, the total volume of waste at the Marco Site or the likely site remediation costs. Based upon the small amount of waste involved, however, the Company does not believe at this time that the resolution of this matter will have a material adverse effect on the Company.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

                  The names, ages and positions of all executive officers of the Company as of June 7, 1996 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on the officer's ability or integrity.

                  Steven T. Frankel, 53, Chief Executive Officer, President and Chief Operating Officer, joined Quidel in June 1992 as President and Chief Operating Officer. In May 1994, Mr. Frankel was elected Chief Executive Officer of the Company. Mr. Frankel has over 25 years of experience in the areas of sales and marketing to the medical professional and consumer markets. Most recently as the head of the Asia Pacific Division of Becton Dickinson, he was responsible for sales and marketing, manufacturing and country operations. Prior to establishing the Asia Pacific Division in 1985, Mr. Frankel was President of Becton Dickinson's U.S. Consumer Products Division and also had similar responsibility for Becton Dickinson's European Consumer Products Division.

                  Steven C. Burke, 51, Vice President - Finance and Administration and Chief Financial Officer, joined Old Quidel in 1986. From May 1984 until August 1986, he was Vice President, Controller of American Bentley, a subsidiary of American Hospital Supply. Mr. Burke is a Certified Public Accountant.

                  Darryll J. Getzlaff, 45, Vice President - Human Resources, joined Old Quidel in April 1987 with nine years of personnel management experience, with special expertise in recruiting, management development and equal opportunity. Mr. Getzlaff was Personnel Director, Corporate Marketing, for the Ernest & Julio Gallo Winery from December 1984 until March 1987.

                  David C. McCaslin, 46, Senior Vice President - Strategic Partnering, joined Old Quidel in 1987 as Vice President for Manufacturing and Operations. In 1992, he assumed responsibility for corporate development, licensing and international sales, was named Senior Vice President of Sales and Marketing in April 1994, and became the Senior Vice President of Strategic Partnering in February 1996.

                  Lauren G. Otsuki, 43, Vice President - Operations, joined Old Quidel in May 1983 and held numerous positions in Operations from 1983 to 1989, including Manager of Quality Control, Manager of Process Development and Director of Manufacturing. From November 1989 to January 1992 she was the Director of Business Development and in January 1992 became the Vice President of Operations.

                  Allan D. Pronovost, Ph.D., 44, Vice President - Research and Development, joined Old Quidel in April 1987. Dr. Pronovost has over 12 years of experience in the diagnostic industry and held various key research and development positions at Eastman Kodak from 1986 to March 1987, Ortho Diagnostic Systems, Inc. from 1983 to 1986, and E.I. duPont Corporation from 1980 to 1983. Dr. Pronovost received his post-doctoral clinical training at Yale University School of Medicine and received his Ph.D. degree in virology from the University of Rhode Island. He has a number of patents and has published numerous papers in immunology and diagnostic assay methods.

                  Jeanne Kettlewell Russell, 41, Vice President - Business Development, joined Quidel through the acquisition of PBI. She had been the Vice President of Sales and Marketing at PBI since affiliating with the small start-up company in 1987. Prior to PBI, Mrs. Russell spent eight years in various sales and marketing management positions with Baxter Healthcare/American Hospital Supply.

                  John D. Tamerius, Ph.D., 50, Vice President - Clinical Laboratory Business, joined Old Quidel in August 1989 and assumed responsibility for quality assurance and clinical and regulatory affairs. In April 1994, Dr. Tamerius became responsible for the research and development, manufacture and sales and marketing activities for the Company's clinical laboratory business. From 1983 to 1989, Dr. Tamerius served as Vice President of Research and Development for Cytotech, Inc. where he was in charge of Corporate Research Programs and Clinical and Regulatory Affairs. Before co-founding Cytotech, Inc., Dr. Tamerius was a postdoctoral fellow at the Fred Hutchinson Research Center in Seattle, Washington from 1976 to 1978 and a research associate at the Research Institute of Scripps Clinic in San Diego, California from 1978 to 1983. Dr. Tamerius received his M.S. and Ph.D. degrees in Microbiology and Immunology from the University of Washington in 1976.

                  Robin G. Weiner, 40, Vice President - Clinical Development and Regulatory Affairs, joined Old Quidel in March 1982. She has over twelve years experience in regulatory affairs and has held numerous management positions at Quidel in Operations and Clinical/Regulatory. From December 1992 to July 1995 she was Senior Director of Clinical, Regulatory and Quality Systems and in July 1995 was promoted to Vice President.

                  Elliot Werber, 50, Vice President - Sales and Marketing, joined Quidel in May 1996. He was most recently Vice President of Sales and Marketing for the Primary Care Market area of General Medical, the nation's largest distributor of medical products to physicians' offices, clinics, surgery centers and nursing homes. Mr. Werber joined General Medical in 1994, after the merger with F.D. Titus and Son, where he was Director of Sales since 1992. From 1980 to 1991, he held a series of increasingly responsible sales and marketing management positions in the medical and surgical supply industry. Mr. Werber began his career in healthcare in 1972 with the Kendall Company and held sales management positions until 1978. He then joined the Clay Adams Division of Becton Dickinson in 1978 as Western Region Manager.


                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

                  The information required by this item is included on page 22 of the Registrant's 1996 Annual Report and is incorporated herein by reference.

Item 6.           SELECTED FINANCIAL DATA

                  The information required by this item is included on page 1 of the Registrant's 1996 Annual Report and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The information required by this item is included on pages 10
- - 12 of the Registrant's 1996 Annual Report and is incorporated herein by reference.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The information required by this item is included on pages 13
- - 21 of the Registrant's 1996 Annual Report and is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.


                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information required by this item is included in the sections entitled "Election of Directors" and "Executive Compensation and Other Information - Compliance with Section 16(a) of the Exchange Act" of the Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal 1996 year and is incorporated herein by reference and is included in the section entitled "Executive Officers of the Registrant" in Part I of this Report.

Item 11.          EXECUTIVE COMPENSATION

                  The Company maintains certain employee benefit plans and programs in which its executive officers are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits 10.1, 10.4, 10.5, 10.6, 10.8, and 10.12 to this report. The additional information required by this item is included in the section entitled "Executive Compensation and Other Information" of the Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal 1996 year and is incorporated herein by reference.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  The information required by this item is included in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal 1996 year and is incorporated herein by reference.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

                  (a) Financial Statements, Financial Statement Schedules and Exhibits

                          I. Financial Statements. The following Financial Statements of the Registrant listed below are incorporated herein by reference from the following pages of the 1996 Annual Report:

                                                                                                   PAGE IN
                                                                                                 ANNUAL REPORT
                                                                                                 -------------

                                  1.   Report of Ernst & Young LLP, Independent Auditors              23

                                  2.   Consolidated Balance Sheets --
                                       March 31, 1996 and 1995                                        14

                                  3.   Consolidated Statements of Operations --
                                       Years ended March 31, 1996, 1995 and 1994                      13

                                  4.   Consolidated Statements of Stockholders' Equity --
                                       Years Ended March 31, 1996, 1995 and 1994                      16

                                  5.   Consolidated Statements of Cash Flows --
                                       Years Ended March 31, 1996, 1995 and 1994                      15

                                  6.   Notes to Consolidated Financial Statements                     17-21

                          II.     Financial Schedules. None.

                  (b) Reports on Form 8-K filed in the fourth quarter of fiscal 1996:

                          None.

                  (c)     Exhibits:

  Exhibit
  Number
  ------

    3.1                   Certificate of Incorporation, as amended.
                          (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)

    3.2 Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated June 16, 1995.)

    3.3 Certificate of Designations of the Series B Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 5, 1995.)

    10.1* Registrant's 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)

    10.2                  Form of Indemnification Agreement - Corporate Officer.

    10.2.1                Form of Indemnification Agreement - Corporate
                          Director.

    10.3 Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company.

    10.4*                 Registrant's 1990 Employee Stock Option Plan.
                          (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

    10.5 Registrant's 1990 Director Option Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

    10.6 Registrant's Amended 1981 Stock Option Plan, as revised. (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

    10.7 Common Stock and Warrant Purchase Agreement dated November 2, 1990 between Morgan Investment Corporation and Old Quidel, including form of Common Stock Warrant. (Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

    10.8 Registrant's Amended and Restated 1982 Incentive and Nonstatutory Stock Option Plans, including Form of Option Agreement. (Incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement No. 33-38324 on Form S-4 filed on December 20, 1990.)

    10.9 Form of Registration Rights Agreement of the Registrant. (Incorporated by reference to Appendix C to the final Joint Proxy Statement/Prospectus dated January 4, 1991 included within Amendment No. 2 to the Registrant's Registration Statement No. 33-38324 on Form S-4 filed on January 4, 1991.)

    10.10 Common Stock and Warrant Purchase Agreement dated January 31, 1991, by and among Old Quidel, John Hancock Capital Growth Fund IIB L.P., John Hancock Capital Growth Fund III L.P., H&Q Healthcare Investors, S.R. One, Limited and Golodetz Finance Company, S.A., including form of Common Stock Warrant. (Incorporated by reference to Exhibit 10.52 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)

    10.11                 Assumption Agreement dated January 31, 1991.
                          (Incorporated by reference to Exhibit 10.52.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)

    10.12* Summary of Management Incentive Compensation Plan as in effect in fiscal 1997.

    10.13 Warrant to Purchase Common Stock issued to Imperial Bank. Issued February 8, 1994, 117,871 shares with an initial exercise price of $5.94 per share. Warrant expires February 8, 1999. (Incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-Q dated December 31, 1993.)

    10.14 Consulting Agreement, dated May 12, 1994, between the Registrant and Scott L. Glenn and SR Associates. (Incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-K dated March 31, 1994.)

    10.15 Trademark License Agreement dated October 1, 1994 between the Registrant and Becton Dickinson and Company regarding the Q- Test trademark.

    10.16 Security and Loan Agreement with Imperial Bank to loan 70% of eligible accounts receivable up to $3,000,000. Dated March 29, 1995.

    10.17 Warrant to Purchase 275,000 Shares of Common Stock issued to Genesis Merchant Group Securities on May 16, 1995 at an initial exercise price of $4.50 per share. Warrant expires January 15, 2000.

    10.18 Stock Purchase Agreement dated January 5, 1995 between Registrant and Eli Lilly & Company for the sale of all the outstanding capital stock of Pacific Biotech, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated January 5, 1995.)

    13.1* Certain portions of the 1996 Annual Report to Stockholders for the fiscal year ended March 31, 1996 which have been incorporated herein by reference.

    23.1*                 Consent of Ernst & Young LLP, Independent Auditors.

    27*                   Financial Data Schedule.



    *                               Filed herewith.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     QUIDEL CORPORATION



           Date:  June 27, 1996      By:     /S/ STEVEN C. BURKE
                                         -----------------------------------
                                         Steven C. Burke
                                         Vice Pres. - Finance and Administration
                                         (Chief Financial Officer)


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Date: June 27, 1996



  /S/ RICHARD C.E. MORGAN                                 /S/ ROCKELL N. HANKIN
- --------------------------------------                 ---------------------------------------
Richard C.E. Morgan                                    Rockell N. Hankin
Chairman of the Board                                  Director



   /S/ STEVEN T. FRANKEL                                   /S/ MARY LAKE POLAN
- --------------------------------------                 ---------------------------------------
Steven T. Frankel                                      Mary Lake Polan
President and Chief Executive Officer                  Director
(Principal Executive Officer)
Director


  /S/ JOHN D. DIEKMAN                                      /S/ FAYE WATTLETON
- --------------------------------------                 ---------------------------------------
John D. Diekman                                        Faye Wattleton
Director                                               Director



  /S/ THOMAS A. GLAZE                                      /S/ STEVEN C. BURKE
- --------------------------------------                 ---------------------------------------
Thomas A. Glaze                                        Steven C. Burke
Director                                               Vice Pres. - Finance and Administration
                                                       (Principal Financial Officer and
                                                       Principal Accounting Officer)

    /S/ ROGER F. GREAVES
- --------------------------------------
Roger F. Greaves
Director