Form 10-Q
period 1996-06-30
QUIDEL CORP /DE/
filed 1996-08-14
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q


  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----                  SECURITIES AND EXCHANGE ACT OF 1934

                         For quarter ended June 30, 1996

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


         The number of shares outstanding of the Registrant's Common Stock as of June 30, 1996 was 21,583,347.

                               QUIDEL CORPORATION
                                TABLE OF CONTENTS

                                                                         Page
                                                                        Numbers
                                                                        -------
PART I - FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

     Condensed Consolidated Balance Sheets
          June 30, 1996 and March 31, 1996.............................     3

     Condensed Consolidated Statements of Operations
          Three months ended June 30, 1996 and 1995....................     4

     Condensed Consolidated Statements of Cash Flows
          Three months ended June 30, 1996 and 1995....................     5

     Notes to Unaudited Condensed Consolidated Financial Statements ...     6


     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................     7


PART II - OTHER INFORMATION

     ITEM 1.   Legal Proceedings.......................................    10


     ITEM 2.   Changes in Securities...................................    10


     ITEM 3.   Defaults upon Senior Securities.........................    10


     ITEM 4.   Submission of Matters to a Vote of Security Holders ....    10


     ITEM 5.   Other Information.......................................    11


     ITEM 6.   Exhibits and Reports on Form 8-K........................    12


Signatures.............................................................    13

                               QUIDEL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          June 30,         March 31,
                                                                            1996             1996
                                                                       -------------     -------------
              ASSETS                                                    (Unaudited)

Current assets:
     Cash and cash equivalents                                         $   2,653,000     $   2,538,000
     Accounts receivable, net                                              6,881,000         7,602,000
     Inventories, at lower of cost (first-in, first-out) or market:
         Raw materials                                                     2,377,000         1,899,000
         Work in process                                                     864,000         1,014,000
         Finished goods                                                      969,000           578,000
                                                                       -------------     -------------
                                                                           4,210,000         3,491,000
     Prepaid expenses and other current assets                               300,000           555,000
                                                                       -------------     -------------
              Total current assets                                        14,044,000        14,186,000

Property and equipment, net                                               13,895,000        13,727,000

Intangible assets, net                                                     5,050,000         5,161,000
Other assets                                                                 295,000           260,000
                                                                       -------------     -------------
                                                                       $  33,284,000     $  33,334,000
                                                                       =============     =============


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $   1,743,000     $   1,361,000
     Accrued payroll and related expenses                                  1,031,000           772,000
     Note payable to bank under line of credit                               332,000           441,000
     Deferred contract research revenue                                       83,000           337,000
     Current portion of long-term debt and obligations
         under capital leases                                                372,000           683,000
     Other current liabilities                                               291,000           532,000
                                                                       -------------     -------------
              Total current liabilities                                    3,852,000         4,126,000

Long-term debt and obligations under capital leases                        3,405,000         3,490,000

Stockholders' equity:
     Common stock                                                             22,000            22,000
     Additional paid-in capital                                          110,170,000       110,054,000
     Accumulated deficit                                                 (84,165,000)      (84,358,000)
                                                                       -------------     -------------
         Total stockholders' equity                                       26,027,000        25,718,000
                                                                       -------------     -------------
                                                                       $  33,284,000     $  33,334,000
                                                                       =============     =============


See accompanying notes.

                               QUIDEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                  Three months ended June 30,
                                                     1996              1995
                                                 ------------     ------------

Revenues:
     Net sales                                   $  9,047,000     $  8,481,000
     Research contracts and royalties                 665,000           66,000
                                                 ------------     ------------

              Total revenues                        9,712,000        8,547,000

Costs and expenses:
     Cost of sales                                  4,270,000        3,875,000
     Research and development                       1,732,000          971,000
     Sales and marketing                            2,607,000        2,757,000
     General and administrative                       816,000          832,000
                                                 ------------     ------------

              Total costs and expenses              9,425,000        8,435,000

Operating income                                      287,000          112,000

Other income and expense:
     Interest income                                   37,000           49,000
     Interest expense                                (131,000)        (144,000)
                                                 ------------     ------------

Net income                                       $    193,000     $     17,000
                                                 ============     ============

Net income per share                             $        .01     $         --
                                                 ============     ============

Shares used in computing net income per share      22,962,000       21,908,000
                                                 ============     ============


See accompanying notes.

                               QUIDEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                Three months ended June 30,
                                                                                    1996            1995
                                                                                -----------     -----------
Cash flows from operating activities:
     Net income                                                                 $   193,000     $    17,000
     Adjustments to reconcile net income to net cash flows provided by (used for) operating activities:
         Depreciation and amortization                                              563,000         472,000
         Changes in operating assets and liabilities:
              Accounts receivable                                                   721,000         834,000
              Inventories                                                          (719,000)        134,000
              Prepaid expenses and other current assets                             255,000         186,000
              Accounts payable                                                      382,000        (894,000)
              Accrued payroll and related expenses                                  259,000         (31,000)
              Accrued acquisition expenses                                               --        (371,000)
              Deferred contract research revenue                                   (254,000)             --
              Other current liabilities                                            (241,000)       (486,000)
                                                                                -----------     -----------
              Net cash flows provided by (used for)
                   operating activities                                           1,159,000        (139,000)

Cash flows used for investing activities:
     Additions to equipment and improvements                                       (547,000)     (1,008,000)
     Increase in other assets                                                      (108,000)         (3,000)
                                                                                -----------     -----------
              Net cash flows for investing activities                              (655,000)     (1,011,000)

Cash flows (used for) provided by financing activities:
     Net proceeds from issuance of common stock                                     116,000         148,000
     Payments on notes payable, long term debt and
         obligations under capital leases                                          (505,000)        (62,000)
                                                                                -----------     -----------
              Net cash flows (used for) provided by
                   financing activities                                            (389,000)         86,000

Net increase (decrease) in cash and cash equivalents                                115,000      (1,064,000)

Cash and cash equivalents at beginning of period                                  2,538,000       3,878,000
                                                                                -----------     -----------

Cash and cash equivalents at end of period                                      $ 2,653,000     $ 2,814,000
                                                                                ===========     ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                   $   131,000     $   135,000
                                                                                ===========     ===========


See accompanying notes.

                               QUIDEL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

QUIDEL Corporation ("QUIDEL" or the "Company") discovers, develops, manufactures and markets diagnostic products for human health care. The unaudited financial information included herein is condensed and has been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently it does not include all generally accepted accounting disclosures required for complete annual financial statements. The condensed financial information contains, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Management suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NET INCOME PER SHARE - Net income per share has been computed using the weighted average number of common shares and dilutive common stock equivalents outstanding during each period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis presents factors that had a material effect on the Company's results of operations for the three months ended June 30, 1996 and the Company's financial position at that date. Trends of a material nature are discussed to the extent considered relevant.

                    NET SALES TRENDS BY MAJOR SALES CHANNELS

                                                                      INCREASE/
                                                                      (DECREASE)
THREE MONTHS ENDED JUNE 30, (IN THOUSANDS)     1996       1995     AMOUNT   PERCENT
===================================================================================
Domestic sales:
     Professional sales                       $5,220     $3,422    $1,798      53%
     OTC sales                                   352        803      (451)    (56%)
     Clinical lab sales                          334        319        15       5%
     OEM sales                                   200        231       (31)    (13%)
                                              -----------------------------------
         Total domestic sales                  6,106      4,775     1,331      28%
- ---------------------------------------------------------------------------------
International sales:
     Export sales                              2,126      2,455      (329)    (13%)
     European subsidiary sales                   815      1,251      (436)    (35%)
                                              -----------------------------------
         Total international sales             2,941      3,706      (765)    (21%)
- ---------------------------------------------------------------------------------
         Total net sales                      $9,047     $8,481    $  566       7%
=================================================================================

Domestic professional sales for the quarter ended June 30, 1996 increased significantly over the prior year period. Approximately 80% of this increase is related to sales of the Company's strep throat tests which were enhanced by the receipt of CDC CLIA waived classification status of the QuickVue(R) In-Line Strep Throat Test and the introduction of CARDS(R) QS(R) and Concise(R) Performance Plus(TM) Strep A tests. Sales of the Company's one-step pregnancy test and the new one-step H. pylori test for point-of-care detection of this ulcer-causing bacterium also continued to improve.

QUIDEL's Conceive(R), RapidVue(R) and Q-Test(R) home testing products are now sold domestically over-the-counter through Ansell Consumer Products ("Ansell"). Under this agreement Ansell purchases these products at a lower price than that obtained by the Company when these products were sold directly to retail drug stores. With this lower pricing, Ansell has assumed responsibility for related sales and marketing expenses. The intention of this agreement is to produce higher operating income for QUIDEL. QUIDEL believes that sales of OTC products through Ansell in the quarter may have been limited by the fact that Ansell's full marketing program for these products was not scheduled to begin until their new fiscal year beginning July 1, 1996. These factors account for the OTC sales decline in the current quarter.

The decline in international export sales is principally related to reduced allergy product sales in Germany resulting from a change in the authorized reimbursement level.

Sales of the Company's four European subsidiaries were also reduced in the current quarter as the Company focused on QUIDEL products only and eliminated non-QUIDEL branded sales.

                  REVENUE FROM RESEARCH CONTRACTS AND ROYALTIES

THREE MONTHS ENDED JUNE 30, (IN THOUSANDS)                      1996       1995
===============================================================================
Contract research and development                              $ 653      $  --
Royalty income                                                    12         66
                                                               ----------------
     Total                                                     $ 665      $  66
===============================================================================

Contract research revenue in the current quarter is principally related to the Glaxo influenza program which commenced in March 1996 and is equal to the sum of the program direct research cost (see operating expenses below) and allocated support service cost.

Gross profit as a percent of sales declined 1% to 53% in the current quarter from the prior year level. This decline was in part related to reduced OTC product sales pricing to Ansell discussed above.

                               OPERATING EXPENSES


THREE MONTHS ENDED JUNE 30, (IN THOUSANDS)               1996            1995
==============================================================================
Research and development
     Quidel research projects                           $1,147          $  971
     Contract research-- direct costs                      585              --
                                                        ----------------------
         Total research and development                  1,732             971
         As a percentage of sales                           19%             11%
                                                        ----------------------

Sales and marketing
     Domestic professional sales and marketing           1,489           1,169
     Domestic OTC sales and marketing                      137             495
     International sales and marketing                     981           1,093
                                                        ----------------------
         Total sales and marketing                       2,607           2,757
         As a percentage of sales                           29%             33%
                                                        ----------------------

General and administrative                                 816             832
As a percentage of sales                                     9%             10%
- ------------------------------------------------------------------------------

Total operating expenses                                $5,155          $4,560
As a percentage of sales                                    57%             54%
==============================================================================

Total operating expenses excluding contract research    $4,570          $4,560
As a percentage of sales                                    51%             54%
==============================================================================

Research and Development. Quidel new product research clinical trials cost and basic research directed towards the next product platform account for the increase in the Quidel project category shown above. Contract research is related principally to the direct research costs of the Glaxo influenza diagnostic product development program and is funded by the contract research revenue shown above.

Sales and Marketing. Domestic professional sales and marketing expense increased 27% over the prior year's quarter and is related in part to new product introduction and promotion costs which contributed to this quarter's 53% increase in U.S. professional sales. Domestic OTC sales and marketing expense has been reduced to the level considered appropriate to support these sales now that Ansell has assumed responsibility for the related sales and marketing expenses under the agreement discussed above.

Net Income. Net income improved to $193,000 ($.01 per share) in the current quarter from $17,000 in the prior year quarter. This quarter's $171,000 increase in gross profit, generated from the overall 7% sales increase, and the combination of flat "net operating expenses" (operating expenses less related contract research revenue) account for this improvement.

The Company's operating results may continue to fluctuate on a quarter-to-quarter basis as a result of a number of factors, including the competitive and economic factors affecting the Company's markets, actions of our major distributors, adverse actions or delays in product reviews by the United States Food and Drug Administration, the degree of acceptance that our new products achieve during the year, and seasonality.

Liquidity and Capital Resources. At June 30, 1996, the Company had cash and cash equivalents of $2,653,000, compared to $2,538,000 at March 31, 1996. During the quarter the Company generated $1,159,000 in cash from operating activities. Cash flow provided from profitable operations, the reduction of accounts receivable and increases in accounts payable and accrued liabilities more than offset an increase in inventory and reduction in deferred contract revenue.

Cash used for investment activities of $655,000 related primarily to capital expenditures for equipment associated with increased production capacity and equipment supporting scientific research.

Cash used in financing activities totaled $389,000 and reflects the repayment of debt and capital lease liabilities offset by the proceeds from the exercise of employee stock options.

The Company has a domestic accounts receivable-based bank line of credit in an amount up to $3,000,000 which provides for interest at the bank's prime rate plus two percent. The line of credit expires August 5, 1997. As of June 30, 1996, there were no outstanding borrowings under this line of credit. The note payable to bank shown on the balance sheet is related to Spanish bank debt secured by receivables of the Company's subsidiary in Spain.

QUIDEL's principal capital requirements are for working capital. These requirements fluctuate as a result of numerous factors, such as the extent to which the Company uses or generates cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of its products. Based on its current cash position and its current assessment of future operating results, management believes that its existing sources of liquidity should be adequate to meet its operating needs during fiscal 1997.

Except for the historical information contained herein, the matters discussed in this report are by their nature forward-looking. For the reasons stated in this report or in the Company's Securities and Exchange Commission filings, or for various unanticipated reasons, actual results may differ materially.



PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                        None



ITEM 2.    CHANGES IN SECURITIES                                    None



ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                          None



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS

           (a) The Company's Annual Meeting of Stockholders was held on July 30, 1996 at the principal offices of the Company in San Diego, California.

           (b) The directors elected at the meeting were:
                  John D. Diekman
                  Steven T. Frankel
                  Thomas A. Glaze
                  Roger F. Greaves
                  Rockell N. Hankin
                  Margaret G. McGlynn
                  Richard C.E. Morgan
                  Mary Lake Polan
                  Faye Wattleton

           (c) Matters voted upon at the meeting and the results of those votes were as follows:

                                                          For           Against       Abstain
                                                       ----------      ---------      -------
           1.  Elected as director:
                   John D. Diekman                     15,669,297      1,753,609        --
                   Steven T. Frankel                   17,230,620        192,286        --
                   Thomas A. Glaze                     17,229,698        193,208        --
                   Roger F. Greaves                    17,229,798        193,108        --
                   Rockell N. Hankin                   17,229,798        193,108        --
                   Margaret G. McGlynn                 17,227,798        195,108        --
                   Richard C.E. Morgan                 17,230,698        192,208        --
                   Mary Lake Polan                     15,669,297      1,753,609        --
                   Faye Wattleton                      15,664,797      1,758,109        --

           2.  Increase by 100,000 shares the
               total number of shares
               reserved for issuance under
               the Company's 1983 Employee
               Stock Purchase Plan.                    10,605,066        634,381        149,136


           3.  Increase by 750,000 shares the
               total number of shares reserved
               for issuance under the Company's
               1990 Employee Stock Option Plan.         8,532,238      2,457,337        175,019

           4.  Adopt the 1996 Non-Employee
               Director's Stock Option Plan under
               which 400,000 shares of the
               Company's common stock is
               reserved for issuance.                   8,562,250      2,423,809        178,535

           5.  Ratification of the selection of
               Ernst & Young LLP as independent
               auditors for the Company for the
               fiscal year ending March 31, 1997.      17,206,913        138,942         64,451

The foregoing matters are described in detail in the Company's proxy statement dated June 28, 1996 for the 1996 Annual Meeting of Stockholders.


ITEM 5.    OTHER INFORMATION                                             None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  Exhibit
                  Number            Exhibit

                  27                Financial Data Schedule


           (b)    Reports on Form 8-K filed in the first quarter of fiscal 1997

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            QUIDEL CORPORATION
                                            ------------------------------------
                                            (Registrant)




Date:   August 13, 1996                     /S/  STEVE C. BURKE
                                            ------------------------------------
                                            Steven C. Burke
                                            Chief Accounting Officer




                                            Signed both as a duly authorized
                                            officer to sign on behalf of the
                                            Registrant and as Chief Accounting
                                            Officer