Form 10-Q
period 1996-09-30
QUIDEL CORP /DE/
filed 1996-10-23
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES AND EXCHANGE ACT OF 1934

                      For quarter ended September 30, 1996

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the Registrant's Common Stock as of September 30, 1996 was 21,649,559.

                               QUIDEL CORPORATION
                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                    Numbers
PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

         Condensed Consolidated Balance Sheets
                    September 30, 1996 and March 31, 1996................................................3

         Condensed Consolidated Statements of Income
                    Three months ended September 30, 1996 and 1995.......................................4

         Condensed Consolidated Statements of Income
                    Six months ended September 30, 1996 and 1995.........................................5

         Condensed Consolidated Statements of Cash Flows
                    Six months ended September 30, 1996 and 1995.........................................6

         Notes to Unaudited Condensed Consolidated
                    Financial Statements.................................................................7

     ITEM 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............................................8 - 11

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings .........................................................................12

     ITEM 2. Changes in Securities .....................................................................12

     ITEM 3. Defaults upon Senior Securities ...........................................................12

     ITEM 4. Submission of Matters to a Vote of Security Holders .......................................12

     ITEM 5. Other Information .........................................................................12

     ITEM 6. Exhibits and Reports on Form 8-K ..........................................................12

Signatures .............................................................................................13

                               QUIDEL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,         March 31,
                                                                                1996                1996
                                                                          ---------------      ------------
              ASSETS                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                            $   2,432,000        $   2,538,000
     Accounts receivable, net                                                 6,353,000            7,602,000
     Inventories, at lower of cost (first-in, first-out) or market:
         Raw materials                                                        2,306,000            1,899,000
         Work in process                                                      1,268,000            1,014,000
         Finished goods                                                         891,000              578,000
                                                                          -------------        -------------
                                                                              4,465,000            3,491,000
     Prepaid expenses and other current assets                                  384,000              555,000
                                                                          -------------        -------------
              Total current assets                                           13,634,000           14,186,000

Property and equipment, net                                                  14,146,000           13,727,000

Intangible assets, net                                                        5,166,000            5,161,000
Other assets                                                                    289,000              260,000
                                                                          -------------        -------------
                                                                          $  33,235,000        $  33,334,000
                                                                          =============        =============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $   1,586,000        $   1,361,000
     Accrued payroll and related expenses                                       776,000              772,000
     Note payable to bank under line of credit                                  185,000              441,000
     Deferred contract research revenue                                         164,000              337,000
     Current portion of long-term debt and obligations
         under capital leases                                                   377,000              683,000
     Other current liabilities                                                  468,000              532,000
                                                                          -------------        -------------
              Total current liabilities                                       3,556,000            4,126,000

Long-term debt and obligations under capital leases                           3,296,000            3,490,000

Stockholders' equity:
     Common stock                                                                22,000               22,000
     Additional paid-in capital                                             110,318,000          110,054,000
     Accumulated deficit                                                    (83,957,000)         (84,358,000)
                                                                          -------------        -------------
         Total stockholders' equity                                          26,383,000           25,718,000
                                                                          -------------        -------------
                                                                          $  33,235,000        $  33,334,000
                                                                          =============        =============

See accompanying notes.

                               QUIDEL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                           Three months ended September 30,
                                                              1996                 1995
                                                          ------------        ------------
Revenues:
     Net sales                                            $  8,902,000        $  8,129,000
     Research contracts, license fees and royalties            766,000             204,000
                                                          ------------        ------------
              Total revenues                                 9,668,000           8,333,000

Costs and expenses:
     Cost of sales                                           4,242,000           3,760,000
     Research and development                                1,717,000           1,006,000
     Sales and marketing                                     2,513,000           2,625,000
     General and administrative                                878,000             844,000
                                                          ------------        ------------
              Total costs and expenses                       9,350,000           8,235,000

Operating income                                               318,000              98,000

Other income and expense:
     Interest income                                            37,000              41,000
     Interest expense                                         (116,000)           (132,000)
                                                          ------------        ------------
Income before income taxes                                     239,000               7,000

Provision for income taxes                                      31,000                  --
                                                          ------------        ------------
Net income                                                $    208,000        $      7,000
                                                          ============        ============
Net income per share                                      $        .01        $         --
                                                          ============        ============
Shares used in computing net income per share               22,476,000          22,687,000
                                                          ============        ============

See accompanying notes.

                               QUIDEL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                            Six months ended September 30,
                                                              1996                 1995
                                                          ------------        ------------
Revenues:
     Net sales                                            $ 17,949,000        $ 16,610,000
     Research contracts, license fees and royalties          1,431,000             270,000
                                                          ------------        ------------
              Total revenues                                19,380,000          16,880,000

Costs and expenses:
     Cost of sales                                           8,512,000           7,635,000
     Research and development                                3,449,000           1,977,000
     Sales and marketing                                     5,120,000           5,382,000
     General and administrative                              1,694,000           1,676,000
                                                          ------------        ------------
              Total costs and expenses                      18,775,000          16,670,000

Operating income                                               605,000             210,000

Other income and expense:
     Interest income                                            74,000              90,000
     Interest expense                                         (247,000)           (276,000)
                                                          ------------        ------------
Income before income taxes                                     432,000              24,000

Provision for income taxes                                      31,000                  --
                                                          ------------        ------------
Net income                                                $    401,000        $     24,000
                                                          ============        ============
Net income per share                                      $        .02        $         --
                                                          ============        ============
Shares used in computing net income per share               22,719,000          22,297,000
                                                          ============        ============

                               QUIDEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Six months ended September 30,
                                                                         1996               1995
                                                                    -----------        -----------
Cash flows from operating activities:
     Net income                                                     $   401,000        $    24,000
     Adjustments to reconcile net income to net cash
         flows provided by operating activities:

         Depreciation and amortization                                1,171,000            976,000
         Changes in assets and liabilities:
              Accounts receivable                                     1,249,000          1,209,000
              Inventories                                              (974,000)           191,000
              Prepaid expenses and other current assets                 171,000            (48,000)
              Accounts payable                                          225,000           (674,000)
              Accrued payroll and related expenses                        4,000           (203,000)
              Accrued acquisition expenses                                   --           (629,000)
              Deferred contract research revenue                       (173,000)                --
              Other current liabilities                                 (64,000)          (797,000)
                                                                    -----------        -----------
              Net cash flows provided by operating activities         2,010,000             49,000

Cash flows used for investing activities:
     Additions to equipment and improvements                         (1,221,000)        (1,502,000)
     Increase in other assets                                          (403,000)           (76,000)
                                                                    -----------        -----------
              Net cash flows used for investing activities           (1,624,000)        (1,578,000)

Cash flows used for financing activities:
     Net proceeds from issuance of common stock                         264,000            185,000
     Payments on notes payable, long term debt and
         obligations under capital leases                              (756,000)          (295,000)
                                                                    -----------        -----------
              Net cash flows used for financing activities             (492,000)          (110,000)

Net decrease in cash and cash equivalents                              (106,000)        (1,639,000)

Cash and cash equivalents at beginning of period                      2,538,000          3,878,000
                                                                    -----------        -----------
Cash and cash equivalents at end of period                          $ 2,432,000        $ 2,239,000
                                                                    ===========        ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                       $   230,000        $   260,000
                                                                    ===========        ===========

See accompanying notes.

                               QUIDEL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

QUIDEL Corporation ("QUIDEL" or the "Company") discovers, develops, manufactures and markets diagnostic products for human health care. The unaudited financial information included herein is condensed and has been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently it does not include all generally accepted accounting disclosures required for complete annual financial statements. The condensed financial information contains, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows. The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    NET SALES TRENDS BY MAJOR SALES CHANNELS

                                                                INCREASE                               INCREASE
PERIODS ENDED SEPTEMBER 30,                  THREE MONTHS       (DECREASE)           SIX MONTHS        (DECREASE)
(IN THOUSANDS)                            1996         1995          %           1996          1995         %
------------------------------------------------------------------------------------------------------------------
Domestic sales:
     Professional sales                  $5,257       $3,933        34%        $10,477       $ 7,355        42%
     OTC sales                              385          592       (35%)           737         1,395       (47%)
     Clinical lab sales                     376          309        22%            710           627        13%
     OEM sales                              262          376       (30%)           462           607       (24%)
                                         -------------------------------------------------------------------------
         Total domestic sales             6,280        5,210        21%         12,386         9,984        24%
------------------------------------------------------------------------------------------------------------------
International sales:
     Export sales                         1,721        2,037       (16%)         3,847         4,493       (14%)
     European subsidiary sales              901          882         2%          1,716         2,133       (20%)
                                         -------------------------------------------------------------------------
         Total international sales        2,622        2,919       (10%)         5,563         6,626       (16%)
------------------------------------------------------------------------------------------------------------------
         Total net sales                 $8,902       $8,129        10%        $17,949       $16,610         8%
------------------------------------------------------------------------------------------------------------------

Domestic professional sales for the quarter and six months ended September 30, 1996 increased significantly over the corresponding period of the prior year. The increases are primarily related to sales of the Company's strep throat tests which were enhanced by the March 1996 receipt of CDC CLIA waived classification status of the QuickVue(R) In-Line One-Step Strep A Test and the introduction of CARDS(R) QS(R) and Concise(R) Performance Plus(TM) Strep A tests. Sales of the Company's one-step pregnancy test and the new one-step H. pylori test for point-of-care detection of this ulcer-causing bacterium also continued to improve.

QUIDEL's domestic OTC home testing products are now distributed (effective January 1996) through Ansell Consumer Products ("Ansell"). Under this agreement, Ansell purchases these products at a lower price than that obtained by the Company when these products were sold directly to retail drug stores. The OTC sales decline shown above is principally related to this reduction in unit sales prices. This arrangement has allowed the Company to reduce its level of OTC sales and marketing expense (see the Operating Expense section below).

International export sales declined in the current quarter due principally to reduced pregnancy product sales in Japan and Italy. For the six month period, export sales were also effected by reduced allergy product sales in Germany resulting from a change in the authorized reimbursement level.

Sales of the Company's four European subsidiaries were also reduced in the current six month period as the Company focused on QUIDEL products only and eliminated non- QUIDEL branded sales, which amounted to $660,000 in the first half of the prior year.

           REVENUE FROM RESEARCH CONTRACTS, LICENSE FEES AND ROYALTIES

PERIODS ENDED SEPTEMBER 30,               THREE MONTHS            SIX MONTHS
(IN THOUSANDS)                          1996       1995        1996        1995
--------------------------------------------------------------------------------
Contract research and development       $758       $ --       $1,411       $ --
License Fees                              --        200           --        200
Royalty income                             8          4           20         70
                                        ----------------------------------------
     Total                              $766       $204       $1,431       $270
--------------------------------------------------------------------------------

Contract research revenue in the current quarter and six month period is principally related to the Glaxo influenza program which commenced in March 1996 and is equal to the sum of the program direct research cost (see operating expenses below) and allocated support service cost.

                         COST OF SALES AND GROSS PROFIT

PERIODS ENDED SEPTEMBER 30,                       THREE MONTHS                SIX MONTHS
(IN THOUSANDS)                                 1996          1995          1996          1995
------------------------------------------------------------------------------------------------
Direct Cost - material, labor and other
     variable cost                            $3,201        $2,755        $6,371        $5,649
As a percentage of sales                          36%           34%           35%           34%
                                              --------------------------------------------------
Direct Margin - contribution per
     sales dollar                                 64%           66%           65%           66%
                                              --------------------------------------------------
Manufacturing overhead cost                    1,041         1,005         2,141         1,986
As a percentage of sales                          12%           12%           12%           12%
                                              --------------------------------------------------
              Total cost of sales              4,242         3,760         8,512         7,635
                                              --------------------------------------------------
Gross profit                                  $4,660        $4,369        $9,437        $8,975
As a percentage of sales                          52%           54%           53%           54%
------------------------------------------------------------------------------------------------

Gross profit as a percentage of sales has declined from the comparable prior year periods due to the shift in the mix of product sales toward higher sales of strep throat tests which provide a slightly lower direct margin percentage. In addition, the decline in OTC product sales prices to Ansell, discussed above, has reduced the gross profit percentage.

                               OPERATING EXPENSES

PERIODS ENDED SEPTEMBER 30,                              THREE MONTHS                 SIX MONTHS
(IN THOUSANDS)                                        1996          1995          1996           1995
--------------------------------------------------------------------------------------------------------
Research and development
     Quidel research projects                        $1,119        $1,006        $ 2,266        $1,977
     Contract research-- direct costs                   598            --          1,183            --
                                                     ---------------------------------------------------
         Total research and development               1,717         1,006          3,449         1,977
         As a percentage of sales                        19%           12%            19%           12%
                                                     ---------------------------------------------------
Sales and marketing
     Domestic professional sales and marketing        1,405         1,150          2,894         2,319
     Domestic OTC sales and marketing                   200           382            337           877
     International sales and marketing                  908         1,093          1,889         2,186
                                                     ---------------------------------------------------
         Total sales and marketing                    2,513         2,625          5,120         5,382
         As a percentage of sales                        28%           32%            29%           32%
                                                     ---------------------------------------------------
General and administrative                              878           844          1,694         1,676
As a percentage of sales                                 10%           11%             9%           10%
--------------------------------------------------------------------------------------------------------
Total operating expenses                             $5,108        $4,475        $10,263        $9,035
As a percentage of sales                                 57%           55%            57%           54%
--------------------------------------------------------------------------------------------------------
Total operating expenses excluding
     contract research                               $4,510        $4,475        $ 9,080        $9,035
As a percentage of sales                                 51%           55%            51%           54%
--------------------------------------------------------------------------------------------------------

Research and Development. QUIDEL new product research clinical trials cost and basic research directed towards the next product platform account for the increase in the Quidel project category shown above. Contract research is related principally to the direct research costs of the Glaxo influenza diagnostic product development program and is funded by the contract research revenue shown above.

Sales and Marketing. Domestic professional sales and marketing expense increased 22% over the prior year's quarter and 25% over the first half of the prior year. These increases are related in part to new product introduction and promotion costs which contributed to this quarter's 34% and year to date 42% increase in U.S. professional sales. Domestic OTC sales and marketing expense has been reduced to the level considered appropriate to support these sales now that Ansell has assumed responsibility for the related sales and marketing expenses under the agreement discussed above.

Net Income. Net income improved to $208,000 ($.01 per share) in the current quarter from $7,000 in the prior year quarter. This quarter's $291,000 increase in gross profit, generated from the overall 10% sales increase, and the combination of relatively flat "net operating expenses" (operating expenses less related contract research revenue) account for this improvement. Net income for the six months ended September 30, 1996 increased to $401,000 ($.02 per share) from $24,000 in the prior year period.

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

Liquidity and Capital Resources. At September 30, 1996, the Company had cash and cash equivalents of $2,432,000, compared to $2,538,000 at March 31, 1996. During the six months ended September 30, 1996, the Company generated $2,010,000 in cash from operating activities. Cash flow provided from profitable operations, the reduction of accounts receivable and increases in accounts payable more than offset an increase in inventory and reduction in deferred contract revenue.

Cash used for investment activities of $1,624,000 related primarily to capital expenditures for equipment associated with increased production capacity, equipment supporting scientific research, capitalized patent costs and the purchase of the remaining interest in our Spanish subsidiary. All subsidiaries are now wholly owned.

Cash used in financing activities totaled $492,000 and reflects the repayment of debt and capital lease liabilities offset by the proceeds from the exercise of employee stock options.

The Company has a domestic accounts receivable-secured bank line of credit in an amount up to $3,000,000 which provides for interest at the bank's prime rate plus two percent. The line of credit expires August 5, 1998. As of September 30, 1996, there were no outstanding borrowings under this line of credit. The note payable to bank shown on the balance sheet is related to Spanish bank debt secured by receivables of the Company's subsidiary in Spain.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                    None

ITEM 2.    CHANGES IN SECURITIES                                None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                      None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE                      None
                  OF SECURITY HOLDERS

ITEM 5.    OTHER INFORMATION                                    None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  Exhibit
                  Number            Exhibit

                  27                Financial Data Schedule

           (b)    Reports on Form 8-K filed in the second quarter of fiscal 1997

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUIDEL CORPORATION
                                   -----------------------
                                   (Registrant)

Date:      October 23, 1996          /S/   STEVEN C. BURKE
                                   -----------------------
                                   Steven C. Burke
                                   Chief Accounting Officer

                                   Signed both as a duly authorized officer to sign on behalf of the Registrant and as Chief Accounting Officer