Form 10-Q
period 1996-12-31
QUIDEL CORP /DE/
filed 1997-01-23
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

       X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ----               SECURITIES EXCHANGE ACT OF 1934

                       For quarter ended December 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     ----                SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                         Commission File Number: 0-10961

                               QUIDEL CORPORATION
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                        94-2573850
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

         The number of shares outstanding of the Registrant's Common Stock as of December 31, 1996 was 21,823,815.

                               QUIDEL CORPORATION
                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                    Numbers
                                                                                                    -------
PART I - FINANCIAL INFORMATION
     ITEM 1. Financial Statements

         Condensed Consolidated Balance Sheets
                    December 31, 1996 and March 31, 1996........................................      3

         Condensed Consolidated Statements of Income
                    Three months ended December 31, 1996 and 1995...............................      4

         Condensed Consolidated Statements of Income
                    Nine months ended December 31, 1996 and 1995................................      5

         Condensed Consolidated Statements of Cash Flows
                    Nine months ended December 31, 1996 and 1995................................      6

         Notes to Unaudited Condensed Consolidated
                    Financial Statements........................................................      7

     ITEM 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................... 8 - 12

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings..................................................................     12

     ITEM 2. Changes in Securities..............................................................     12

     ITEM 3. Defaults upon Senior Securities....................................................     12

     ITEM 4. Submission of Matters to a Vote of Security Holders................................     12

     ITEM 5. Other Information..................................................................     12

     ITEM 6. Exhibits and Reports on Form 8-K...................................................     12

Signatures......................................................................................     13

                               QUIDEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             December 31,          March 31,
              ASSETS                                                            1996                 1996
                                                                            ------------         -----------
                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents                                              $ 3,393,000          $ 2,538,000
     Accounts receivable, net                                                 8,333,000            7,602,000
     Inventories, at lower of cost (first-in, first-out) or market:
         Raw materials                                                        2,119,000            1,899,000
         Work in process                                                      1,238,000            1,014,000
         Finished goods                                                         866,000              578,000
                                                                                -------              -------
                                                                              4,223,000            3,491,000
     Prepaid expenses and other current assets                                  564,000              555,000
                                                                                -------              -------
              Total current assets                                           16,513,000           14,186,000

Property and equipment, net                                                  14,000,000           13,727,000

Intangible assets, net                                                        5,004,000            5,161,000
Other assets                                                                    225,000              260,000
                                                                                -------              -------
                                                                            $35,742,000          $33,334,000
                                                                             ==========           ==========



              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                      $  1,579,000         $  1,361,000
     Accrued payroll and related expenses                                     1,128,000              772,000
     Note payable to bank under line of credit                                   62,000              441,000
     Deferred contract research revenue                                          70,000              337,000
     Current portion of long-term debt and obligations
         under capital leases                                                   330,000              683,000
     Other current liabilities                                                  627,000              532,000
                                                                                -------              -------
              Total current liabilities                                       3,796,000            4,126,000

Long-term debt and obligations under capital leases                           3,249,000            3,490,000

Stockholders' equity:

     Common stock                                                                22,000               22,000
     Additional paid-in capital                                             110,827,000          110,054,000
     Accumulated deficit                                                    (82,152,000)         (84,358,000)
                                                                            -----------          -----------
              Total stockholders' equity                                     28,697,000           25,718,000
                                                                            -----------          -----------
                                                                           $ 35,742,000         $ 33,334,000
                                                                            ===========          ===========



See accompanying notes.

                               QUIDEL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                         Three months ended December 31,
                                                               1996                1995
                                                           -----------          ----------
Revenues:
     Net sales                                             $11,727,000         $ 9,044,000
     Research contracts, license fees and royalties            710,000             209,000
                                                               -------             -------

              Total revenues                                12,437,000           9,253,000

Costs and expenses:

     Cost of sales                                           5,358,000           4,248,000
     Research and development                                1,595,000           1,014,000
     Sales and marketing                                     2,560,000           2,612,000
     General and administrative                                997,000             866,000
                                                               -------             -------

              Total costs and expenses                      10,510,000           8,740,000

Operating income                                             1,927,000             513,000

Other income and expense:

     Interest income                                            36,000              39,000
     Interest expense                                         (106,000)           (130,000)
                                                              --------            --------

Income before income taxes                                   1,857,000             422,000
Provision for income taxes                                      52,000                  --
                                                              --------            --------

Net income                                                 $ 1,805,000         $   422,000
                                                            ==========          ==========

Net income per share                                       $       .08         $       .02
                                                            ==========          ==========

Shares used in computing net income per share               22,374,000          23,056,000
                                                            ==========          ==========


See accompanying notes.

                               QUIDEL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                            Nine months ended December 31,
                                                              1996                1995
                                                           -----------         -----------
Revenues:
     Net sales                                             $29,676,000         $25,654,000
     Research contracts, license fees and royalties          2,141,000             479,000
                                                             ---------             -------

              Total revenues                                31,817,000          26,133,000

Costs and expenses:
     Cost of sales                                          13,870,000          11,883,000
     Research and development                                5,044,000           2,991,000
     Sales and marketing                                     7,680,000           7,994,000
     General and administrative                              2,691,000           2,542,000
                                                             ---------           ---------

              Total costs and expenses                      29,285,000          25,410,000

Operating income                                             2,532,000             723,000
Other income and expense:
     Interest income                                           110,000             129,000
     Interest expense                                         (353,000)           (406,000)
                                                              --------            --------

Income before income taxes                                   2,289,000             446,000
Provision for income taxes                                      83,000                  --
                                                              --------            --------

Net income                                                 $ 2,206,000         $   446,000
                                                            ==========          ==========

Net income per share                                       $       .10         $       .02
                                                            ==========          ==========

Shares used in computing net income per share               22,604,000          22,550,000
                                                            ==========          ==========



See accompanying notes.

                               QUIDEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Nine months ended December 31,
                                                                    1996                 1995
                                                                    ----                 ----
Cash flows from operating activities:
     Net income                                                  $ 2,206,000        $   446,000
     Adjustments to reconcile net income to net cash flows
         provided by operating activities:
         Depreciation and amortization                             1,793,000          1,505,000
         Changes in assets and liabilities:
              Accounts receivable                                   (731,000)          (317,000)
              Inventories                                           (732,000)           656,000
              Prepaid expenses and other current assets               (9,000)           254,000
              Accounts payable                                       218,000           (651,000)
              Accrued payroll and related expenses                   356,000             (2,000)
              Accrued acquisition expenses                                --           (591,000)
              Deferred contract research revenue                    (267,000)                --
              Other current liabilities                               95,000           (752,000)
                                                                      ------           --------
              Net cash flows from operating activities             2,929,000            548,000

Cash flows used for investing activities:
     Additions to equipment and improvements                      (1,513,000)        (2,119,000)
     Increase in other assets                                       (361,000)          (135,000)
                                                                    --------           --------
              Net cash flows used for investing activities        (1,874,000)        (2,254,000)

Cash flows provided by (used for) financing activities:

     Net proceeds from issuance of common stock                      773,000            943,000
     Payments on notes payable, long-term debt and
         obligations under capital leases                           (973,000)          (340,000)
                                                                    --------           --------

              Net cash flows provided by (used for)
                  financing activities                              (200,000)           603,000

Net increase (decrease) in cash and cash equivalents                 855,000         (1,103,000)

Cash and cash equivalents at beginning of period                   2,538,000          3,878,000
                                                                   ---------          ---------

Cash and cash equivalents at end of period                       $ 3,393,000        $ 2,775,000
                                                                 ===========        ===========

Supplemental disclosures of cash flow information:

     Cash paid during the period for interest                    $   329,000        $   368,000
                                                                 ===========        ===========




See accompanying notes.

                               QUIDEL CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     QUIDEL Corporation (the "Company") discovers, develops, manufactures and markets diagnostic products for human health care. The unaudited financial information included herein is condensed and has been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently it does not include all generally accepted accounting disclosures required for complete annual financial statements. The condensed financial information contains, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to state fairly the Company's financial position, results of operations and cash flows. The Company's results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Financial results for the Company's third quarter ended December 31, 1996 increased significantly over the same period of the prior year. Sales increased 30% driven by growth in the domestic professional sales channel to an all-time high of $11,727,000 which resulted in record net income of $1,805,000.

                    NET SALES TRENDS BY MAJOR SALES CHANNELS

                                                                      INCREASE                                     INCREASE
PERIODS ENDED DECEMBER 31,                   THREE MONTHS            (DECREASE)          NINE MONTHS              (DECREASE)
(IN THOUSANDS)                            1996          1995              %            1996        1995               %
----------------------------------------------------------------------------------------------------------------------------
Domestic sales:
     Professional sales                  $ 7,379       $ 3,921            88%        $17,856       $11,276            58%
     OTC sales                               501         1,165           (57%)         1,238         2,560           (52%)
     Clinical lab sales                      328           307             7%          1,038           934            11%
     OEM sales                               150           267           (44%)           612           874           (30%)
                                          ------------------------------------------------------------------------------
         Total domestic sales              8,358         5,660            48%         20,744        15,644            33%
----------------------------------------------------------------------------------------------------------------------------
International sales:
     Export sales                          2,041         2,288           (11%)         5,888         6,781           (13%)
     European subsidiary sales             1,328         1,096            21%          3,044         3,229            (6%)
                                          ------------------------------------------------------------------------------
         Total international sales         3,369         3,384            --           8,932        10,010           (11%)
----------------------------------------------------------------------------------------------------------------------------
         Total net sales                 $11,727       $ 9,044            30%        $29,676       $25,654            16%
----------------------------------------------------------------------------------------------------------------------------


Domestic professional sales continue to increase significantly over the prior year periods. This growth is primarily related to increased sales of the Company's strep throat products which have been enhanced by the March 1996 receipt of CDC CLIA waived classification status of the QuickVue(R) In-Line One-Step Strep A Test and the introduction of the CARDS(R) QS(R) and Concise(R) Performance Plus(TM) Strep A tests not present in the prior year. Sales of these strep products are seasonal and occur primarily within the fall and winter quarters. Sales of the Company's QuickVue(R) One-Step H. Pylori test, a test for bacterium that causes most stomach ulcers, also increased in the current quarter. This is our second infectious disease test to receive CDC CLIA waived categorization status, which occurred in October 1996. Management believes there is the potential for significant growth in H. pylori test sales as this market expands. Our efforts to increase H. Pylori product sales include the co-promotion agreement announced in January 1997 with Procter & Gamble Company ("P&G"), whereby the P&G 300-person sales force will promote the use of QUIDEL's
H. pylori test when making calls on physicians to communicate the benefits of their Helidac(R) Therapy.


QUIDEL's domestic OTC home testing products have been distributed through Ansell Consumer Products ("Ansell") since January 1996. The reduction in OTC sales reflects lower unit sales prices to Ansell versus the previous direct sales to retail drug stores. This arrangement has allowed the Company to reduce its level of OTC sales and marketing expense (see the Operating Expense section below).

International export sales in both the current quarter and year-to-date periods reflect lower pregnancy product sales in Europe and Asia and a reduction in allergy test sales in Germany, resulting from a change in the authorized reimbursement level. This decline more than offsets the growth in Strep A and
H. pylori test sales.

Sales from the Company's four European subsidiaries improved in the current quarter. In the current year the Company has focused on the sale of QUIDEL branded products only; non-QUIDEL branded sales amounted to $849,000 in the prior year-to-date period.

           REVENUE FROM RESEARCH CONTRACTS, LICENSE FEES AND ROYALTIES

PERIODS ENDED DECEMBER 31,                   THREE MONTHS             NINE MONTHS
(IN THOUSANDS)                            1996         1995        1996         1995
------------------------------------------------------------------------------------
Contract research and development         $672         $ --       $2,083         $ --
License Fees                                --          161           --          361
Royalty income                              38           48           58          118
                                          -------------------------------------------
     Total                                $710         $209       $2,141         $479
-------------------------------------------------------------------------------------



Contract research revenue in the current quarter and nine month period is principally related to the Glaxo influenza program which commenced in March 1996 and is equal to the sum of the program direct research cost (see operating expenses below) and allocated support service cost.

                         COST OF SALES AND GROSS PROFIT

PERIODS ENDED DECEMBER 31,                           THREE MONTHS                 NINE MONTHS
(IN THOUSANDS)                                    1996         1995          1996            1995
--------------------------------------------------------------------------------------------------
Direct Cost - material, labor and other
     variable cost                             $4,248         $3,237        $10,619        $ 8,886
As a percentage of sales                           36%            36%            36%            34%
                                                --------------------------------------------------
Direct Margin - contribution per
     sales dollar                                  64%            64%            64%            66%
                                                --------------------------------------------------

Manufacturing overhead cost                     1,110          1,011          3,251          2,997
As a percentage of sales                           10%            11%            11%            12%
                                                --------------------------------------------------
              Total cost of sales               5,358          4,248         13,870         11,883
                                                --------------------------------------------------

Gross profit                                   $6,369         $4,796        $15,806        $13,771
As a percentage of sales                           54%            53%            53%            54%
--------------------------------------------------------------------------------------------------

Gross profit increased 33% in the current quarter over the prior year due to the 30% increase in sales volume and the relatively fixed level of manufacturing overhead cost.

The year-to-date direct margin as a percentage of sales has declined from the comparable prior year period due to the shift in the mix of product sales toward higher sales of strep throat tests which provide a slightly lower direct margin percentage. In addition, the decline in OTC product sales prices to Ansell, discussed above, has reduced the gross profit percentage.

                               OPERATING EXPENSES

PERIODS ENDED DECEMBER 31,                                THREE MONTHS                   NINE MONTHS
(IN THOUSANDS)                                        1996            1995           1996           1995
---------------------------------------------------------------------------------------------------------
Research and development
     Quidel research projects                         $1,103         $1,014        $ 3,369        $ 2,991
     Contract research-- direct costs                    492             --          1,675             --
                                                      ---------------------------------------------------
         Total research and development                1,595          1,014          5,044          2,991
         As a percentage of sales                         14%            11%            17%            12%
                                                      ---------------------------------------------------
Sales and marketing
     Domestic professional sales and marketing         1,458          1,217          4,352          3,536
     Domestic OTC sales and marketing                     89            369            426          1,246
     International sales and marketing                 1,013          1,026          2,902          3,212
                                                      ---------------------------------------------------
         Total sales and marketing                     2,560          2,612          7,680          7,994
         As a percentage of sales                         22%            29%            26%            31%
                                                      ---------------------------------------------------
General and administrative                               997            866          2,691          2,542
As a percentage of sales                                   8%            10%             9%            10%
---------------------------------------------------------------------------------------------------------
Total operating expenses                              $5,152         $4,492        $15,415        $13,527
As a percentage of sales                                  44%            50%            52%            53%
---------------------------------------------------------------------------------------------------------
Total operating expenses excluding
     contract research                               $ 4,660        $ 4,492        $13,740        $13,527
As a percentage of sales                                  40%            50%            46%            53%
---------------------------------------------------------------------------------------------------------


Research and Development. New product clinical trial costs account for the increase in the QUIDEL project category shown above. Approximately 30% of total research and development is in contract research, principally associated with the direct research cost of the Glaxo influenza diagnostic product development program which is funded by the contract research revenue shown above.

Sales and Marketing. The efficiency of domestic professional sales and marketing increased significantly in the current quarter. The expense declined to approximately 20% of the domestic professional sales from 31% of sales in the same quarter of the prior year. Domestic OTC sales and marketing expense has been reduced related to the Ansell distribution agreement discussed above.

General and Administrative. General and administrative expenses increased 15% and 6% in the current quarter and year-to-date periods versus the prior year respective periods. These increases are in part related to increased information systems staffing and legal expenses.

Net Income. Net income improved to $1,805,000 ($.08 per share) in the current quarter from $422,000 ($.02 per share) in the prior year quarter as a result of a $2,683,000 or 30% increase in sales. Net income for the nine months ended December 31, 1996 improved to $2,206,000 ($.10 per share) from $446,000 ($.02 per share) in the comparable prior year period.

These results exemplify that the Company's profitability is significantly impacted by the level of sales achieved. This is due to the high operating leverage associated with the current direct margin rate and fixed cost structure. At today's cost structure, once the quarterly sales breakeven level of approximately $9.1 million has been reached, net income is generated at a rate in excess of 50% of sales above this level. The Company's breakeven sales level is subject to change in the future due to pricing or sales mix effects on the direct margin rate, and/or changes in expense levels. These changes can significantly impact the amount of net income generated.

The Company's operating results may continue to fluctuate on a quarter-to -quarter basis as a result of a number of factors, including the competitive and economic factors affecting the Company's markets, actions of our major distributors, adverse actions or delays in product reviews by the United States Food and Drug Administration, the degree of acceptance that our new products achieve during the year, and seasonality.

Liquidity and Capital Resources. At December 31, 1996, the Company had cash and cash equivalents of $3,393,000, compared to $2,538,000 at March 31, 1996. During the nine months ended December 31, 1996, the Company generated $2,929,000 in cash from operating activities. Cash flow provided from profitable operations and increases in accounts payable and accrued payroll more than offset increases in accounts receivable and inventory and reduction in deferred contract revenue.

Cash used for investment activities of $1,874,000 related primarily to capital expenditures for equipment associated with increased production capacity, equipment supporting scientific research, capitalized patent costs and the purchase of the remaining interest in our Spanish subsidiary. All subsidiaries are now wholly owned.

Cash used in financing activities totaled $200,000 and reflects the repayment of debt and capital lease liabilities offset by the proceeds from the exercise of employee stock options and the exercise of warrants issued in January 1991.

The Company has a domestic accounts receivable-secured bank line of credit in an amount up to $3,000,000 which provides for interest at the bank's prime rate plus two percent. The line of credit expires August 5, 1998. As of December 31, 1996, there were no outstanding borrowings under this line of credit. The note payable to bank shown on the balance sheet is related to Spanish bank debt secured by receivables of the Company's subsidiary in Spain.

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

                                             QUIDEL CORPORATION
                                             -----------------------
                                             (Registrant)

Date:      January 23, 1997                  /s/ STEVEN C. BURKE
                                             ------------------------
                                             Steven C. Burke
                                             Chief Accounting Officer

                                             Signed both as a duly authorized
                                             officer to sign on behalf of the
                                             Registrant and as Chief Accounting
                                             Officer