Form 10-K
period 1997-03-31
QUIDEL CORP /DE/
filed 1997-06-27
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - K

    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                      For fiscal year ended March 31, 1997

                                       OR
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-10961

                               QUIDEL CORPORATION
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                           94-2573850
     (State or other jurisdiction                              (I.R.S. Employer
  or incorporation or organization)                          Identification No.)



  10165 McKellar Court, San Diego, California                          92121
    (Address of principal executive offices)                         (zip code)



     Registrant's telephone number, including area code    (619)  552-1100

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                                ----       ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 6, 1997 was approximately $75,695,000. For the purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the Registrant have been deemed to be owned by affiliates.

         The number of shares outstanding of the Registrant's Common Stock as of June 6, 1997 was 23,554,333.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 29, 1997 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year ended March 31, 1997 ("fiscal 1997"), are incorporated herein as provided in Part III, and portions of the Registrant's Annual Report to Stockholders for fiscal 1997 (the "1997 Annual Report"), are incorporated herein as provided in Parts I, II and IV.


PART I

Item 1.  BUSINESS

         Quidel Corporation discovers, develops, manufactures and markets rapid immunodiagnostic products for point-of-care detection of human medical conditions and illnesses. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions in the areas of reproductive and women's health, infectious diseases, allergies and autoimmune disorders. Quidel's products are sold to professionals for use in the physician's office, and clinical laboratory, and to consumers through retail drug stores. When used in this Report, "Quidel," the "Company" and the "Registrant" refer to Quidel Corporation.

         Quidel commenced its operations in 1979 and launched its first products, dipstick-based pregnancy tests, in 1984. The Company has expanded its product base through internal development and acquisition in the areas of pregnancy and ovulation, infectious disease, allergy and autoimmune products for professional and home use. Quidel markets its products in the United States and in over 60 other countries worldwide through a broad network of national and regional distributors, supported by the Company's direct sales force.

         In January 1995, the Company purchased Pacific Biotech, Inc., a California corporation ("PBI"), from Eli Lilly and Company. PBI provides a complementary line of rapid diagnostic tests for pregnancy, strep throat and mononucleosis. The products are sold under the CARDS(R) O.S.(R), CARDS(R) QS(R), Concise(R) Plus(TM) and Concise(R) Performance Plus(TM) brand names on a worldwide basis.

         The Company's executive offices are located at 10165 McKellar Court, San Diego, California 92121 and its telephone number is (619) 552- 1100.

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

         - Build on Core Technology. The Company's technology is based on an innovative blend of biotechnology, immunochemistry and engineering which has produced a number of rapid and reliable assays in easy-to-use test formats. The Company has successfully applied this technology to the three important phases of immunoassay product development - generation and purification of biological reagents, design of innovative delivery systems and implementation of manufacturing and engineering systems necessary for high quality, cost-effective production. The Company continues to target its new product opportunities in areas where its core technology and expertise offer significant competitive advantages.

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

VARIABILITY IN DEMAND

         Sales levels for several of the Company's products are affected by seasonal demand trends. Allergy tests, for example, are most heavily used in the spring and thus have the greatest revenue impact in the fourth fiscal quarter. Group A strep tests, which currently account for approximately 25% of the Company's total annual sales, are used primarily in the winter and tend to benefit the third and fourth fiscal quarters. As a result of these demand trends, the Company generally may achieve lower results in the first and second quarters and higher results in the third and fourth quarters of the fiscal year.

MARKETING THROUGH STRATEGIC PARTNERS

         Prior to fiscal 1994, approximately half of the Company's net sales had been to Becton Dickinson and Company ("Becton Dickinson") under arrangements which gave Quidel manufacturing rights and Becton Dickinson marketing rights to certain products developed by Quidel or jointly developed by Quidel and Becton Dickinson. The Company's current strategy, however, is to reduce its dependence on a single strategic partner. Accordingly, sales to Becton Dickinson decreased from approximately 30% of total net sales in fiscal 1994 to less than 1% of total net sales in fiscal 1997. The Company's partnering strategy moving forward is to pursue agreements to develop products under the Quidel brand names in several areas, including human disease management, collaborations with pharmaceutical development companies, and non-human areas such as veterinary medicine.

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

         Sales of the Company's ovulation products for the years ended March 31, 1997, 1996 and 1995 accounted for approximately 13%, 18% and 19%, respectively, of total net sales.


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

         - Q-Test(R) Pregnancy Test. Quidel's pregnancy prediction tests each detect urinary hCG and are differentiated according to the delivery system they employ and the end-user markets they address. Q-Test(R) Pregnancy Test originally used the Company's patented dipstick chemistry and was sold in the consumer over-the-counter market by Becton Dickinson pursuant to a distribution agreement with Quidel. In the second half of fiscal 1995 marketing rights were transferred to Quidel, and the Company updated the product with its latest one-step technology.

         - Conceive(R) One-Step Pregnancy Test, QuickVue(R) One-Step Pregnancy Test, QuickVue(R) One-Step Urine-Serum Combo Test and RapidVue(R)One-Step Pregnancy Test. As a complement to the Company's Conceive(R) line of family planning products, the Company introduced the Conceive(R) One-Step Pregnancy Test in fiscal 1993 and the RapidVue(R) One-Step Pregnancy Test in fiscal 1994. Both tests utilize lateral flow technology, provide results in as fast as one minute and address two different segments of the over-the-counter market. QuickVue(R) One-Step Pregnancy Test is the professional pregnancy product and the QuickVue(R) One-Step Urine-Serum Combo test provides doctors' offices and hospitals with the convenience of using either a urine or serum sample for their pregnancy determinations. During fiscal 1994, the Company began distribution of its Conceive(R) One-Step products in Europe under the existing French tradenames of Blue Test(R) Confidence Pregnancy Test (Europe) and BlueCard(R) pregnancy Test (France). During fiscal 1996, the Company launched a new brand in Spain under the SupraPlus(R) trademark.

         - CARDS(R) QS(R) HCG-Urine and Concise(R) Performance Plus(TM) HCG-Urine. The PBI one-step pregnancy test has strong trademark recognition globally in professional markets and in selected over-the-counter markets. The tests' plus and minus sign endpoints provide easy results interpretation which have universal appeal.

         Sales of the Company's pregnancy products for the years ended March 31, 1997, 1996 and 1995 accounted for approximately 41%, 49% and 44%, respectively, of total net sales.

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

         -   CARDS(R) QS(R) Strep A and Concise(R) Performance Plus(TM) Strep
             A. The PBI brands of Strep A tests are notable for their easy to read plus and minus sign endpoints. The simple procedure is ideally suited for large volume testing sites such as reference laboratories and HMOs. These products were under development during fiscal 1996 as the Company converted PBI's technology to its own for improved operational efficiencies. Both products were under review by the U.S. Food and Drug Administration ("FDA") for market clearance during fiscal 1996.

         - Quidel QuickVue(R) H. Pylori Test. In February 1994, a meeting convened by the National Institutes of Health confirmed Helicobacter pylori (H. pylori) as a major cause of ulcers and chronic gastritis. The Quidel QuickVue(R) H. Pylori Test kit was the first rapid test developed and then cleared by the FDA for the physician's office market. The test uses a few drops of serum or plasma and provides results in as few as four minutes. During fiscal 1996, the Company's QuickVue(R) One Step H. Pylori Test was cleared for sale by the FDA. This product employs the Company's Generation III, one-step technology and can also use finger stick whole blood samples which are very convenient for the physician. In October 1996, this test received CDC "CLIA Waived" classification status which potentially expands the market available for this product.

         - CARDS(R) O.S.(R) Mono and Concise(R) Plus(TM) Mono. Infectious mononucleosis ("IM") is a self-limiting disease in adolescence which often has symptomology mimicking other potentially serious disease states. Screening for IM is an important step to ensure proper patient follow-up. The PBI mononucleosis test was the first to utilize a simple whole blood patient sample. The plus and minus sign endpoints are easy to interpret and make this test easy to use in the physician's office.

         - QuickVue(R) Chlamydia Test. The Chlamydia trachomatis organism is responsible for the most widespread sexually transmitted disease in the United States. Over one-half of infected women do not have symptoms and if left untreated, Chlamydia can cause pelvic inflammatory disease and is a leading cause of involuntary sterility. The test utilizes the Company's lateral flow technology, and is fast and easy to use in the doctor's office or clinical laboratory.

         Total sales of the Company's infectious disease products for the years ended March 31, 1997, 1996 and 1995 accounted for approximately 37%, 17%, and 18%, respectively, of total net sales.

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

         Total sales of the Company's allergy products for the years ended March 31, 1997, 1996 and 1995 accounted for approximately 4%, 8%, and 8%, respectively, of total net sales.

CLINICAL LAB/AUTOIMMUNE PRODUCTS

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

RESEARCH AND PRODUCTS UNDER DEVELOPMENT

         In the development of new products, the Company seeks to maximize product reliability, speed, shelf-life and ease-of-use, while ensuring cost-effective manufacturing through automation and engineering design. Quidel is currently developing several new products in a delivery system format based on a one-step lateral flow technology, which the Company believes will provide faster results and be more convenient to use than previous test formats. Quidel's anticipated future products include: an influenza A and B diagnostic test, a male Chlamydia test, additional one-step allergy screens (an outdoor panel and a food panel), and a QuickVue(R) Fecal Hemoglobin Test, which measures non-obvious blood in the feces for the identification of patients at risk for colorectal cancer. Quidel believes that it has made significant progress in the development of its new products; however, all such products are still subject to substantial uncertainty regarding completion of development, clinical trials and regulatory clearance. There can be no assurance of the successful development or marketing of new products.

         For the fiscal years ended March 31, 1997, 1996 and 1995, the Company incurred $6,700,000, $4,130,000, and $3,728,000, respectively, for research and development, including costs incurred under research contracts.

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

         During fiscal 1996, the Company entered into an agreement with Glaxo Group Ltd., a wholly-owned subsidiary of Glaxo Wellcome, to develop an influenza A and B diagnostic test to be sold under the Quidel brand name and used in conjunction with their new drug to treat influenza, presently in phase II clinical trials. This multi-year program represents the largest independently funded research and development program in Quidel's history.

         In February 1996, the Company entered into a development agreement with Heska Corporation to develop and supply certain rapid in-clinic veterinary diagnostic tests. This agreement allows the Company to broaden the markets addressed with its rapid diagnostic technology.

         In November 1996, the Company entered into a multi-year development and supply agreement with Bayer Corporation's Business Group Diagnostics to develop immunodiagnostic tests for use with Bayer's CLINITEK(R) analyzers. The CLINITEK family of analyzers has made Bayer the world leader in urine chemistry systems. The products developed under this agreement will expand the menu of tests available for use on this installed base of equipment.

MARKETING AND DISTRIBUTION

         The Company markets its products through a network of domestic and international distributors, European subsidiaries and to a lesser extent strategic partners, all of which are directed at three primary market segments: physician's office, hospitals and clinical laboratories, and consumer over-the-counter.

         - Physician's Office. Quidel utilizes various national and regional distributors to service the physician's office market, supporting these distributors' efforts with the Company's own sales force. The Company believes that this approach affords it greater control over product marketing with a greater ability to introduce product innovations in response to market demands. The Company supports and promotes its products to this market segment through direct mailings of product information, trade journal advertising, sales calls, press releases and presentations at professional conferences.

         - Hospitals and Clinical Laboratories. Quidel serves a select group of hospitals and clinical laboratories through its national distributors, supported by sales specialists.

         - Consumer Over-the-Counter. During the past three years, with the introduction of its Conceive(R) Ovulation Predictor and Conceive(R) Pregnancy Test, the Company has increased its presence in the consumer market with Quidel branded products. These products were sold to chain and independent drug stores through a network of brokers, wholesalers and directly by the Company. Effective January 1996, the Company entered into an agreement with Ansell Consumer Products, under which Ansell will assume the sales and marketing of the Quidel brands.

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

         In the fiscal years ended March 31, 1997, 1996 and 1995, export sales, which are denominated in United States dollars and represent export sales from the United States to third parties, were $8,060,000, $9,059,000 and $6,562,000, respectively. Total international sales, including both export sales from the United States to third parties and third party sales by Quidel's European subsidiaries, represented approximately 30%, 38%, and 33% of total net sales for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. For additional information concerning export sales by geographic region, see Note 5 of Notes to Consolidated Financial Statements included on page 16 of the Company's 1997 Annual Report incorporated herein by reference.

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

HUMAN RESOURCES

         As of March 31, 1997, the Company had 290 employees, none of whom is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

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


Item 3.  LEGAL PROCEEDINGS

         The Company received a letter dated April 24, 1992 from the United States Environmental Protection Agency (the "EPA") notifying the Company that it is a potentially responsible party for cleanup costs at a federal Superfund site, the Marco of Iota Drum Site (the "Marco Site"), near Iota, Louisiana. Documents gathered in response to such letter indicate that the Company sent a small amount of hazardous waste to facilities in Illinois. It is possible that subsequently, such waste could have been transshipped to the Marco Site. The EPA letter indicates that a similar notice regarding the Marco Site was sent by the EPA to over 500 other parties. At this time, the Company does not know how much of its waste may have reached the Marco Site, the total volume of waste at the Marco Site or the likely site remediation costs. There is, as in the case of most environmental litigation, the theoretical possibility of joint and several liability being imposed upon the Company for damages that may be awarded.

         In April 1997, Becton Dickinson and Co. (the "plaintiff") filed a lawsuit against the Company alleging that the Company's strep and chlamydia products and certain of its pregnancy and ovulation products (collectively, the "Products") infringe two patents of the plaintiff. The Products in issue represent a substantial majority of the Company's current revenues. In June 1997, the Company entered into a settlement agreement with the plaintiff. As a part of that agreement, the Company received a license from the plaintiff under both patents in exchange for a cash license fee, a royalty on net sales of the Products after April 1, 1997, and a license of the Company's Q-Label technology back to plaintiff (with a royalty on future net sales). The Company currently estimates that the annual amortization of the license fee and royalty payments (based on current sales levels of the Products) will result in an annual expense of approximately $1,900,000 per year. While the Company denied the allegations in the complaint and admitted no liability as part of the suit's resolution, the Company believed the settlement was warranted when balanced against the anticipated defense costs, the uncertainties of litigation in general, and the expected diversion of management's time and attention over an extended period.

         In May 1997, Quidel's wholly owned subsidiary Pacific Biotech, Inc. ("PBI") was named as a co-defendant in a suit filed in Bowie County, Texas.
The suit states in part that in July 1993, as a result of a false negative pregnancy test result from a PBI product, the plaintiff (who was 12 to 14 weeks pregnant) was informed in error that she was not pregnant and was prescribed oral contraceptives. The suit further states that the PBI product's advertised accuracy was false and misleading and was the producing cause of the complained of damages. The plaintiff states that she was not aware of being pregnant until the time of delivery when, due to complications which could have been avoided by Cesarean section had she known she was pregnant, the baby sustained injuries. It is uncertain as to the outcome of this suit; however, the Company believes it has adequate product liability insurance coverage.

         The Company is involved in litigation matters from time to time in the ordinary course of business. Management believes that any and all such actions, in the aggregate, will not have a material adverse effect on the Company. The Company maintains insurance, including coverage for product liability claims, in amounts which management believes appropriate given the nature of the Company's business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.



EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of all executive officers of the Company as of June 6, 1997 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on the officer's ability or integrity.

         Steven T. Frankel, 54, Chief Executive Officer, President and Chief Operating Officer, joined Quidel in June 1992 as President and Chief Operating Officer. In May 1994, Mr. Frankel was elected Chief Executive Officer of the Company. Mr. Frankel has over 30 years of experience in the areas of sales and marketing to the medical professional and consumer markets. Most recently as the head of the Asia Pacific Division of Becton Dickinson, he was responsible for sales and marketing, manufacturing and country operations. Prior to establishing the Asia Pacific Division in 1985, Mr. Frankel was President of Becton Dickinson's U.S. Consumer Products Division and also had similar responsibility for Becton Dickinson's European Consumer Products Division.

         Steven C. Burke, 52, Vice President - Finance and Administration and Chief Financial Officer, joined Old Quidel in 1986. From May 1984 until August 1986, he was Vice President, Controller of American Bentley, a subsidiary of American Hospital Supply. Mr. Burke is a Certified Public Accountant.

         Darryll J. Getzlaff, 46, Vice President - Human Resources, joined Quidel in April 1987 with nine years of personnel management experience, with special expertise in recruiting, management development and equal opportunity. Mr. Getzlaff was Personnel Director, Corporate Marketing, for the Ernest & Julio Gallo Winery from December 1984 until March 1987.

         Lauren G. Otsuki, 44, Vice President - Operations, joined Quidel in May 1983 and held numerous positions in Operations from 1983 to 1989, including Manager of Quality Control, Manager of Process Development and Director of Manufacturing. From November 1989 to January 1992 she was the Director of Business Development and in January 1992 became the Vice President of Operations.

         Allan D. Pronovost, Ph.D., 45, Vice President - Research and Development, joined Quidel in April 1987. Dr. Pronovost has over 12 years of experience in the diagnostic industry and held various key research and development positions at Eastman Kodak from 1986 to March 1987, Ortho Diagnostic Systems, Inc. from 1983 to 1986, and E.I. duPont Corporation from 1980 to 1983. Dr. Pronovost received his post-doctoral clinical training at Yale University School of Medicine and received his Ph.D. degree in virology from the University of Rhode Island. He has a number of patents and has published numerous papers in immunology and diagnostic assay methods.

         John D. Tamerius, Ph.D., 51, Vice President - Clinical Laboratory Business, joined Quidel in August 1989 and assumed responsibility for quality assurance and clinical and regulatory affairs. In April 1994, Dr. Tamerius became responsible for the research and development, manufacture and sales and marketing activities for the Company's clinical laboratory business. From 1983 to 1989, Dr. Tamerius served as Vice President of Research and Development for Cytotech, Inc. where he was in charge of Corporate Research Programs and Clinical and Regulatory Affairs. Before co-founding Cytotech, Inc., Dr. Tamerius was a postdoctoral fellow at the Fred Hutchinson Research Center in Seattle, Washington from 1976 to 1978 and a research associate at the Research Institute of Scripps Clinic in San Diego, California from 1978 to 1983. Dr. Tamerius received his M.S. and Ph.D. degrees in Microbiology and Immunology from the University of Washington in 1976.

         Robin G. Weiner, 41, Vice President - Clinical Development and Regulatory Affairs, joined Quidel in March 1982. She has over twelve years experience in regulatory affairs and has held numerous management positions at Quidel in Operations and Clinical/Regulatory. From December 1992 to July 1995 she was Senior Director of Clinical, Regulatory and Quality Systems and in July 1995 was promoted to Vice President.



                                    PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

             The information required by this item is included on page 20 of the Registrant's 1997 Annual Report and is incorporated herein by reference.

Item 6.      SELECTED FINANCIAL DATA

             The information required by this item is included on the inside front cover of the Registrant's 1997 Annual Report and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The information required by this item is included on pages 8 - 10 of the Registrant's 1997 Annual Report and is incorporated herein by reference.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The information required by this item is included on pages 11 - 19 of the Registrant's 1997 Annual Report and is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.


                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The information required by this item is included in the sections entitled "Election of Directors" and "Executive Compensation and Other Information - Compliance with Section 16(a) of the Exchange Act" of the Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal 1997 year and is incorporated herein by reference and is included in the section entitled "Executive Officers of the Registrant" in Part I of this Report.


Item 11.     EXECUTIVE COMPENSATION

             The Company maintains certain employee benefit plans and programs in which its executive officers are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits 10.1, 10.4, 10.5, 10.6, 10.8, and 10.12 to this report. The additional information required by this item is included in the section entitled "Executive Compensation and Other Information" of the Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal 1997 year and is incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The information required by this item is included in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal 1997 year and is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             None.

                                    PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)   Financial Statements, Financial Statement Schedules and Exhibits

                   I. Financial Statements. The following Financial Statements of the Registrant listed below are incorporated herein by reference from the following pages of the 1997 Annual Report:

                                                                                            PAGE IN
                                                                                         ANNUAL REPORT
                                                                                         -------------
                          1.   Report of Ernst & Young LLP, Independent Auditors              20

                          2.   Consolidated Balance Sheets --
                               March 31, 1997 and 1996                                        12

                          3.   Consolidated Statements of Operations --
                               Years ended March 31, 1997, 1996 and 1995                      11

                          4.   Consolidated Statements of Stockholders' Equity --
                               Years Ended March 31, 1997, 1996 and 1995                      14

                          5.   Consolidated Statements of Cash Flows --
                               Years Ended March 31, 1997, 1996 and 1995                      13

                          6.   Notes to Consolidated Financial Statements                    15-19

                   II.    Financial Schedules.  None.

             (b)   Reports on Form 8-K filed in the fourth quarter of fiscal
1997:

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

                     January 5, 1995.)

         10.1        Registrant's 1983 Employee Stock Purchase Plan, as
                     amended.   (Incorporated by reference to Exhibit 10.1 to
                     the Registrant's Current Report on Form 8-K dated February
                     26, 1991.)

         10.2        Form of Indemnification Agreement - Corporate Officer.
                     (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K dated March 31, 1995.)

         10.2.1      Form of Indemnification Agreement - Corporate Director.
                     (Incorporated by reference to Exhibit 10.2.1 to the Registrant's Form 10-K dated March 31, 1995.)

         10.3        Form of Warrant Agreement between Registrant and American
                     Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K dated March
                     31, 1995.)

         10.4        Registrant's 1990 Employee Stock Option Plan.
                     (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

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

         10.12* Summary of Management Incentive Compensation Plan as in effect in fiscal 1998.

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

         10.15 Trademark License Agreement dated October 1, 1994 between the Registrant and Becton Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K dated March 31,
                     1995.)

         10.16 Warrant to Purchase 275,000 Shares of Common Stock issued to Genesis Merchant Group Securities on May 16, 1995 at an initial exercise price of $4.50 per share. Warrant expires
                     January 15, 2000.  (Incorporated by reference to Exhibit
                     10.17 to the Registrant's Form 10-K dated March 31, 1995.)

         10.17       Stock Purchase Agreement dated January 5, 1995 between
                     Registrant and Eli Lilly & Company for the sale of all the outstanding capital stock of Pacific Biotech, Inc.
                     (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated January 5, 1995.)

         10.18*      Settlement Agreement effective April 1, 1997 between the
                     Registrant and Becton Dickinson and Company.

         10.19* Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company

         10.20* Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company.

         10.21*      Employment Agreement dated June 23, 1997 between the
                     Registrant and Andre de Bruin.

         10.22*      Stock Option Agreement dated June 23, 1997 between the
                     Registrant and Andre de Bruin to purchase 300,000 shares issued under the Registrant's General

                     Nonstatutory Stock Option Plan.

         13.1* Certain portions of the 1997 Annual Report to Stockholders for the fiscal year ended March 31, 1997 which have been incorporated herein by reference.

         23.1*       Consent of Ernst & Young LLP, Independent Auditors.

          27*        Financial Data Schedule.

         *  Filed herewith