Form 10-Q
period 1997-06-30
QUIDEL CORP /DE/
filed 1997-08-01
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For quarter ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The number of shares outstanding of the Registrant's Common Stock as of June 30, 1997 was 23,554,333.

                               QUIDEL CORPORATION
                                TABLE OF CONTENTS

                                                                                 Page
                                                                                Numbers
                                                                                -------
PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Consolidated Balance Sheets
      June 30, 1997 and March 31, 1997.......................................      3

   Condensed Consolidated Statements of Operations
      Three months ended June 30, 1997 and 1996..............................      4

   Condensed Consolidated Statements of Cash Flows
      Three months ended June 30, 1997 and 1996..............................      5

   Notes to Unaudited Condensed Consolidated Financial Statements............      6


   ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................      7


PART II - OTHER INFORMATION

   ITEM 1.  Legal Proceedings................................................      10

   ITEM 2.  Changes in Securities............................................      10

   ITEM 3.  Defaults upon Senior Securities..................................      11

   ITEM 4.  Submission of Matters to a Vote of Security Holders..............      11

   ITEM 5.  Other Information................................................      12

   ITEM 6.  Exhibits and Reports on Form 8-K.................................      12


Signatures...................................................................      13

                               QUIDEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              JUNE 30,           MARCH 31,
                                                                                1997               1997
------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents ....................................     $   8,396,000      $  10,096,000
         Accounts receivable, net .....................................         6,013,000          8,384,000
         Inventories, at lower of cost (first-in, first-out) or market:
                  Raw materials .......................................         1,951,000          1,842,000
                  Work in process .....................................         1,456,000          1,216,000
                  Finished goods ......................................           983,000            726,000
                                                                            -------------      -------------
                                                                                4,390,000          3,784,000
         Prepaid expenses and other current assets ....................           854,000          1,080,000
                                                                            -------------      -------------
                           Total current assets .......................        19,653,000         23,344,000

Property and equipment, net ...........................................        14,859,000         13,886,000

Intangible assets, net ................................................         6,932,000          4,854,000
Other assets ..........................................................           178,000            177,000
                                                                            -------------      -------------
                                                                            $  41,622,000      $  42,261,000
                                                                            =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable  $ ..........................................     $   2,412,000      $   2,132,000
         Accrued payroll and related expenses .........................           957,000          1,123,000
         Current portion of long-term debt and obligations
                  under capital leases ................................           188,000            183,000
         Other current liabilities ....................................           539,000            462,000
                                                                            -------------      -------------
                           Total current liabilities ..................         4,096,000          3,900,000

Long-term debt and obligations under capital leases ...................         3,153,000          3,203,000

Stockholders' equity:
         Common stock .................................................            24,000             24,000
         Additional paid-in capital ...................................       115,949,000        115,943,000
         Accumulated deficit ..........................................       (81,600,000)       (80,809,000)
                                                                            -------------      -------------
                  Total stockholders' equity ..........................        34,373,000         35,158,000
                                                                            -------------      -------------
                                                                            $  41,622,000      $  42,261,000
                                                                            =============      =============

See accompanying notes.

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

Three months ended June 30,                                 1997              1996
--------------------------------------------------------------------------------------
Revenues:
         Net sales ................................     $  8,747,000      $  9,047,000
         Research contracts and royalties .........          622,000           665,000
                                                        ------------      ------------

                Total revenues ....................        9,369,000         9,712,000

Costs and expenses:
         Cost of sales ............................        4,717,000         4,270,000
         Research and development .................        1,747,000         1,732,000
         Sales and marketing ......................        2,543,000         2,607,000
         General and administrative ...............        1,157,000           816,000
                                                        ------------      ------------

                Total costs and expenses ..........       10,164,000         9,425,000

Operating income (loss) ...........................         (795,000)          287,000

Other income and expense:
         Interest and other income ................          108,000            37,000
         Interest and other expense ...............         (104,000)         (131,000)
                                                        ------------      ------------

Net income (loss) .................................     $   (791,000)     $    193,000
                                                        ============      ============

Net income (loss) per share .......................     $       (.03)     $        .01
                                                        ============      ============
Shares used in per share calculation ..............       23,552,000        22,962,000
                                                        ============      ============

See accompanying notes.

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


Three months ended June 30,                                                              1997              1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) .....................................................     $   (791,000)     $    193,000
         Adjustments to reconcile net income (loss) to net cash
                  flows provided by (used for) operating activities:
                  Depreciation and amortization ................................          740,000           563,000
                  Changes in operating assets and liabilities:
                           Accounts receivable .................................        2,371,000           721,000
                           Inventories .........................................         (606,000)         (719,000)
                           Prepaid expenses and other current assets ...........          226,000           255,000
                           Accounts payable ....................................          280,000           382,000
                           Accrued payroll and related expenses ................         (166,000)          259,000
                           Deferred contract research revenue ..................             --            (254,000)
                           Other current liabilities ...........................           77,000          (241,000)
                                                                                     ------------      ------------
                           Net cash flows provided by operating activities .....        2,131,000         1,159,000

CASH FLOWS USED FOR INVESTING ACTIVITIES:
         Additions to equipment and improvements ...............................       (1,429,000)         (547,000)
         Increase in intangible and other assets ...............................       (2,363,000)         (108,000)
                                                                                     ------------      ------------
                           Net cash flows for investing activities .............       (3,792,000)         (655,000)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
         Net proceeds from issuance of common stock ............................            6,000           116,000
         Payments on notes payable, long term debt and
                  obligations under capital leases .............................          (45,000)         (505,000)
                                                                                     ------------      ------------
                           Net cash flows used for financing activities ........          (39,000)         (389,000)

Net increase (decrease) in cash and cash equivalents ...........................       (1,700,000)          115,000

Cash and cash equivalents at beginning of period ...............................       10,096,000         2,538,000
                                                                                     ------------      ------------

Cash and cash equivalents at end of period .....................................     $  8,396,000      $  2,653,000
                                                                                     ============      ============

Supplemental disclosures of cash flow information:
         Cash paid during the period for interest ..............................     $     80,000      $    131,000
                                                                                     ============      ============

See accompanying notes.

                               QUIDEL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     QUIDEL Corporation ("QUIDEL" or the "Company") discovers, develops, manufactures and markets diagnostic products for human health care. The unaudited financial information included herein is condensed and has been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently it does not include all generally accepted accounting disclosures required for complete annual financial statements. The condensed financial information contains, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     Management suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     NET INCOME PER SHARE - Net income (loss) per share as presented on the statements of income represent primary earnings (loss) per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

     Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share." At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options will be excluded, and the calculation of diluted earnings per share, which is not expected to differ materially from the current primary earnings per share calculation. Due to the Company's loss in the three month period ended June 30, 1997, the basic loss per share amount will not differ from the primary loss per share amount being reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations. The Company's financial results for the first quarter ended June 30, 1997 were adversely impacted by a 3% decline in sales and increased patent license royalty expense and settlement costs associated with the Becton Dickinson ("BD") lawsuit, which resulted in a net loss of $791,000 or $(.03) per share.

                    NET SALES TRENDS BY MAJOR SALES CHANNELS

                                                                                   INCREASE/
                                                                                  (DECREASE)
THREE MONTHS ENDED JUNE 30, (IN THOUSANDS)            1997        1996        AMOUNT      PERCENT
---------------------------------------------------------------------------------------------------
Domestic sales:
         Professional sales ....................     $ 5,523     $ 5,298     $   225            4%
         OTC sales .............................          92         223        (131)         (59%)
         Clinical lab sales ....................         380         334          46           14%
         OEM sales .............................          87         208        (121)         (58%)
                                                     -------     -------     -------      -------
                  Total domestic sales .........       6,082       6,063          19         --
---------------------------------------------------------------------------------------------------

International sales:
         Export sales ..........................       1,484       2,168        (684)         (32%)
         European subsidiary sales .............       1,181         816         365           45%
                                                     -------     -------     -------      -------
                  Total international sales ....       2,665       2,984        (319)         (11%)
---------------------------------------------------------------------------------------------------
                  Total net sales ..............     $ 8,747     $ 9,047     $  (300)          (3%)
---------------------------------------------------------------------------------------------------


Overall sales for the first quarter declined $300,000 or 3% from the same period of the prior year. The current quarter's sales were constrained, however, due to the inability to produce and ship certain products due to production issues. This resulted in a $773,000 increase in the amount of open unshipped orders at June 30, 1997 over the level at the beginning of the quarter. The Company expects to resolve these production issues and to fill these backorders early in the second fiscal quarter.

Total domestic sales were flat between years. Domestic professional sales improved slightly over the prior year period due in part to increased H. Pylori product sales; however, this was offset by reduced OTC and OEM sales volume.

International export sales declined principally as a result of reduced pregnancy product sales due to price competition (these products are sold to distributors in U.S. dollars which results in a higher local currency sales price when the dollar is strong) and the end of our contract with our pregnancy distributor in Japan. This decline was partially offset by improved sales by the Company's European subsidiaries in Germany and Spain.

Revenue from research contracts and royalties is principally related to revenue from the Glaxo influenza product development program which commenced in March 1996 and is equal to the sum of the program direct research cost (see Operating Expenses below) and allocated support service cost.

                         COST OF SALES AND GROSS PROFIT

THREE MONTHS ENDED JUNE 30, (IN THOUSANDS)                        1997        1996
-------------------------------------------------------------------------------------
Direct Costs - material, labor and other variable cost .....     $3,186      $3,088
As a percentage of sales ...................................         36%         34%
Royalty Expense - patent licenses ..........................        395          82
As a percentage of sales ...................................          5%          1%
                                                                 ------      ------

Total direct cost ..........................................      3,581       3,170
As a percentage of sales ...................................         41%         35%
                                                                 ------      ------

Direct Margin - contribution per sales dollar ..............         59%         65%

Manufacturing overhead cost ................................      1,136       1,100
As a percentage of sales ...................................         13%         12%
                                                                 ------      ------

         Total cost of sales ...............................      4,717       4,270
                                                                 ------      ------

Gross profit ...............................................     $4,030      $4,777
As a percentage of sales ...................................         46%         53%
-------------------------------------------------------------------------------------

Gross profit as a percentage of sales declined seven percentage points to 46% of sales in the current quarter from the prior year level. The most significant component of this change relates to increased patent license royalty expense which commenced April 1, 1997 resulting from the settlement of the BD patent lawsuit. This variable cost will be ongoing as long as the current Generation III format products are sold. The direct cost of material, labor and other variable cost also increased as a percentage of sales due in part to higher production variances and scrap costs of certain products; these higher costs are not expected to continue.

                               OPERATING EXPENSES

THREE MONTHS ENDED JUNE 30, (IN THOUSANDS)                        1997        1996
-------------------------------------------------------------------------------------
Research and development
         Quidel research projects ..........................     $1,276      $1,147
         As a percentage of sales ..........................         15%         13%
         Contract research -- direct costs .................        471         585
         As a percentage of sales ..........................          5%          6%
                                                                 ------      ------
                  Total research and development ...........      1,747       1,732
                  As a percentage of sales .................         20%         19%
                                                                 ------      ------

Sales and marketing
         Domestic professional sales and marketing .........      1,598       1,489
         Domestic OTC sales and marketing ..................         55         137
         International sales and marketing .................        890         981
                                                                 ------      ------
                  Total sales and marketing ................      2,543       2,607
                  As a percentage of sales .................         29%         29%
                                                                 ------      ------

General and administrative .................................      1,157         816
As a percentage of sales ...................................         13%          9%
-------------------------------------------------------------------------------------

Total operating expenses ...................................     $5,447       5,155
As a percentage of sales ...................................         62%         57%
-------------------------------------------------------------------------------------

Total operating expenses excluding contract research .......     $4,976      $4,570
As a percentage of sales ...................................         57%         51%
-------------------------------------------------------------------------------------

Operating expenses increased $292,000 (5.7%) in the current quarter over the prior year level.

Research and Development. Research and development expense reflects reduced contract research expense due to the program start up expenses in the prior year period offset by increased Quidel R&D and clinical project spending and increased patent amortization costs.

Sales and Marketing. Sales and marketing expense declined slightly from the prior year level as increased domestic marketing expense due in part to the H. Pylori product promotion with Procter & Gamble was offset with reduced OTC and international sales and marketing expenses.

General and Administrative. General and administrative expense increased significantly in the current quarter due to legal fees and other costs associated with the BD lawsuit settlement and the estimated costs associated with other legal matters.

Net Income (Loss). The net loss for the quarter resulted from lower sales volume, reduced level of gross profit due in part to higher royalty expenses which are ongoing, and higher legal expenses related to the settlement of the BD lawsuit which are not ongoing expenses.

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

Liquidity and Capital Resources. At June 30, 1997, the Company had cash and cash equivalents of $8,396,000, compared to $10,096,000 at March 31, 1997. During the three months ended June 30, 1997 the Company generated $2,131,000 in cash from operating activities. Net cash used as a result of the net loss and increase in inventory was more than offset by reduction in accounts receivable.

Net cash used for investment activities of $3,792,000 related to $1,429,000 in capital expenditures for increased production capacity and product cost reduction and $2,363,000 paid for patent licenses and capitalized patent application costs.

Net cash used in financing activities totaled $39,000, primarily related to debt repayment.

The Company has a domestic accounts receivable-based bank line of credit in an amount up to $3,000,000 which provides for interest at the bank's prime rate plus two percent. The line of credit expires August 5, 1998. As of June 30, 1997, there were no outstanding borrowings under this line of credit.

QUIDEL's principal capital requirements are for working capital. These requirements fluctuate as a result of numerous factors, such as the extent to which the Company uses or generates cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of its products. Based on its current cash position and its current assessment of future operating results, management believes that its existing sources of liquidity should be adequate to meet its operating needs during fiscal 1998.

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


ITEM 1.   LEGAL PROCEEDINGS                                  None



ITEM 2.   CHANGES IN SECURITIES                              None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                    None



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS

          (a) The Company's Annual Meeting of Stockholders was held on July 29, 1997 at the principal offices of the Company in San Diego, California.

          (b) The directors elected at the meeting were:
                 Andre de Bruin
                 John D. Diekman
                 Steven T. Frankel
                 Thomas A. Glaze
                 Roger F. Greaves
                 Rockell N. Hankin
                 Margaret G. McGlynn
                 Richard C.E. Morgan
                 Mary Lake Polan
                 Faye Wattleton

          (c) Matters voted upon at the meeting and the results of those votes were as follows:

                                                       For            Against        Abstain
                                                    ----------        -------        -------
          1. Elected as director:
                 Andre de Bruin                     18,456,686        270,122           --
                 John D. Diekman                    18,457,506        269,302           --
                 Steven T. Frankel                  18,434,451        292,357           --
                 Thomas A. Glaze                    18,458,656        268,152           --
                 Roger F. Greaves                   18,456,656        270,152           --
                 Rockell N. Hankin                  18,457,706        269,102           --
                 Margaret G. McGlynn                18,457,556        269,252           --
                 Richard C.E. Morgan                18,469,506        257,302           --
                 Mary Lake Polan                    18,457,856        268,952           --
                 Faye Wattleton                     18,456,406        270,402           --

          2. Ratification of the selection of
             Ernst & Young LLP as independent
             auditors for the Company for the
             fiscal year ending March 31, 1998.     18,509,145        147,480         70,183

The foregoing matters are described in detail in the Company's proxy statement dated July 1, 1997 for the 1997 Annual Meeting of Stockholders.

ITEM 5.   OTHER INFORMATION                                  None



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              Exhibit
              Number            Exhibit
              ------            -------

              3.4 Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 1 to the Registrant's Form 8-A dated January 8, 1997)

              4.1 Rights Agreement dated as of December 31, 1996 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Form 8-A dated January 8, 1997)

              27*               Financial Data Schedule



              *                 Attached hereto.

          (b) Reports on Form 8-K filed in the first quarter of fiscal 1998

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




                                       QUIDEL CORPORATION
                                       -----------------------------------
                                       (Registrant)




Date:  August 1, 1997                  /S/ STEVEN C. BURKE
                                       -----------------------------------
                                       Steven C. Burke
                                       Chief Accounting Officer


                                       Signed both as an officer duly authorized to sign on behalf of the Registrant and as Chief Accounting Officer