Form 10-Q
period 1997-09-30
QUIDEL CORP /DE/
filed 1997-10-24
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Yes  [X]      No  [ ]


        The number of shares outstanding of the Registrant's Common Stock as of September 30, 1997 was 23,712,577.

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

    ITEM 1.      Financial Statements

        Condensed Consolidated Balance Sheets
                 September 30, 1997 and March 31, 1997................................3

        Condensed Consolidated Statements of Income
                 Three months ended September 30, 1997 and 1996.......................4

        Condensed Consolidated Statements of Income
                 Six months ended September 30, 1997 and 1996.........................5

        Condensed Consolidated Statements of Cash Flows
                 Six months ended September 30, 1997 and 1996.........................6

        Notes to Unaudited Condensed Consolidated
                 Financial Statements.................................................7

    ITEM 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............................8-11


PART II - OTHER INFORMATION

    ITEM 1.      Legal Proceedings...................................................12

    ITEM 2.      Changes in Securities...............................................12

    ITEM 3.      Defaults upon Senior Securities.....................................12

    ITEM 4.      Submission of Matters to a Vote of Security Holders.................12

    ITEM 5.      Other Information...................................................12

    ITEM 6.      Exhibits and Reports on Form 8-K....................................12

Signatures...........................................................................13

                               QUIDEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        SEPTEMBER 30,         MARCH 31,
                                                                             1997               1997
=========================================================================================================
                                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ....................................      $   6,878,000       $  10,096,000
    Accounts receivable, net .....................................          7,659,000           8,384,000
    Inventories, at lower of cost (first-in, first-out) or market:
        Raw materials ............................................          2,071,000           1,842,000
        Work in process ..........................................          1,362,000           1,216,000
        Finished goods ...........................................            749,000             726,000
                                                                        -------------       -------------
                                                                            4,182,000           3,784,000
    Prepaid expenses and other current assets ....................            880,000           1,080,000
                                                                        -------------       -------------
           Total current assets ..................................         19,599,000          23,344,000

Property and equipment, net ......................................         15,716,000          13,886,000

Intangible assets, net ...........................................          6,702,000           4,854,000
Other assets .....................................................            177,000             177,000
                                                                        -------------       -------------
                                                                        $  42,194,000       $  42,261,000
                                                                        =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................................      $   2,310,000       $   2,132,000
    Accrued payroll and related expenses .........................            755,000           1,123,000
    Accrued royalties ............................................            484,000              85,000
    Current portion of long-term debt and obligations
        under capital leases .....................................            192,000             183,000
    Other current liabilities ....................................            232,000             377,000
                                                                        -------------       -------------
           Total current liabilities .............................          3,973,000           3,900,000

Long-term debt and obligations under capital leases ..............          3,103,000           3,203,000

Stockholders' equity:
    Common stock .................................................             24,000              24,000
    Additional paid-in capital ...................................        116,390,000         115,943,000
    Accumulated deficit ..........................................        (81,296,000)        (80,809,000)
                                                                        -------------       -------------
        Total stockholders' equity ...............................         35,118,000          35,158,000
                                                                        -------------       -------------
                                                                        $  42,194,000       $  42,261,000
                                                                        =============       =============


See accompanying notes.

                               QUIDEL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


Three months ended September 30,               1997               1996
==========================================================================
Revenues:
    Net sales .......................      $ 11,254,000       $  8,902,000
    Research contracts and royalties            733,000            766,000
                                           ------------       ------------
           Total revenues ...........        11,987,000          9,668,000

Costs and expenses:
    Cost of sales ...................         5,908,000          4,242,000
    Research and development ........         2,037,000          1,717,000
    Sales and marketing .............         2,469,000          2,513,000
    General and administrative ......         1,233,000            878,000
                                           ------------       ------------
           Total costs and expenses .        11,647,000          9,350,000

Operating income ....................           340,000            318,000

Other income and expense:
    Interest and other income .......           122,000             37,000
    Interest and other expense ......          (158,000)          (116,000)
                                           ------------       ------------
Income before income taxes ..........           304,000            239,000

Provision for income taxes ..........                --             31,000
                                           ------------       ------------
Net income ..........................      $    304,000       $    208,000
                                           ============       ============

Net income per share ................      $        .01       $        .01
                                           ============       ============

Shares used in per share calculations        23,942,000         22,476,000
                                           ============       ============




See accompanying notes.

                               QUIDEL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


Six months ended September 30,                1997               1996
=========================================================================
Revenues:
    Net sales ......................      $ 20,001,000       $ 17,949,000
    Research contracts and royalties         1,355,000          1,431,000
                                          ------------       ------------
           Total revenues ..........        21,356,000         19,380,000

Costs and expenses:
    Cost of sales ..................        10,625,000          8,512,000
    Research and development .......         3,784,000          3,449,000
    Sales and marketing ............         5,012,000          5,120,000
    General and administrative .....         2,390,000          1,694,000
                                          ------------       ------------
           Total costs and expenses         21,811,000         18,775,000

Operating income (loss) ............          (455,000)           605,000

Other income and expense:
    Interest and other income ......           230,000             74,000
    Interest and other expense .....          (262,000)          (247,000)
                                          ------------       ------------
Income (loss) before income taxes ..          (487,000)           432,000

Provision for income taxes .........                --             31,000
                                          ------------       ------------

Net income (loss) ..................      $   (487,000)      $    401,000
                                          ============       ============

Net income (loss) per share ........      $       (.02)      $        .02
                                          ============       ============

Shares used in per share calculation        23,577,000         22,719,000
                                          ============       ============


See accompanying notes.

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


Six months ended September 30,                                      1997               1996
===============================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ....................................      $   (487,000)      $    401,000
    Adjustments to reconcile net income (loss) to net cash
        flows provided by operating activities:
        Depreciation and amortization ....................         1,502,000          1,171,000
        Changes in assets and liabilities:
           Accounts receivable ...........................           725,000          1,249,000
           Inventories ...................................          (398,000)          (974,000)
           Prepaid expenses and other current assets .....           200,000            171,000
           Accounts payable ..............................           178,000            225,000
           Accrued payroll and related expenses ..........          (368,000)             4,000
           Accrued royalty expense .......................           400,000            (25,000)
           Deferred contract research revenue ............                --           (173,000)
           Other current liabilities .....................          (146,000)           (39,000)
                                                                ------------       ------------
           Net cash flows provided by operating activities         1,606,000          2,010,000

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Additions to equipment and improvements ..............         2,765,000         (1,221,000)
    Increase in intangible and other assets ..............         2,415,000           (403,000)
                                                                ------------       ------------
           Net cash flows used for investing activities ..         5,180,000         (1,624,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock ...........           447,000            264,000
    Payments on notes payable, long term debt and
        obligations under capital leases .................           (91,000)          (756,000)
                                                                ------------       ------------
           Net cash flows from financing activities ......           356,000           (492,000)

Net decrease in cash and cash equivalents ................        (3,218,000)          (106,000)

Cash and cash equivalents at beginning of period .........        10,096,000          2,538,000
                                                                ------------       ------------

Cash and cash equivalents at end of period ...............      $  6,878,000       $  2,432,000
                                                                ============       ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest .............      $    170,000       $    230,000
                                                                ============       ============



See accompanying notes.

                               QUIDEL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      Basis of Presentation

        QUIDEL Corporation ("QUIDEL" or the "Company") discovers, develops, manufactures and markets diagnostic products for human health care. The unaudited financial information included herein is condensed and has been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently it does not include all generally accepted accounting disclosures required for complete annual financial statements. The condensed financial information contains, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

        Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share." At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options will be excluded, and the calculation of diluted earnings per share, which is not expected to differ materially from the current primary earnings per share calculation. Due to the Company's loss in the six month period ended September 30, 1997, the basic loss per share amount will not differ from the primary loss per share amount being reported.

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

Results of Operations. The Company's financial results for the second quarter ended September 30, 1997 returned to profitability due to increased sales volume. Net income for the second quarter totaled $304,000 or $.01 per share.


                    NET SALES TRENDS BY MAJOR SALES CHANNELS

                                                            INCREASE                          INCREASE
PERIODS ENDED SEPTEMBER 30,             THREE MONTHS       (DECREASE)      SIX MONTHS        (DECREASE)
(IN THOUSANDS)                        1997       1996           %        1997       1996          %
=======================================================================================================
Domestic sales:
    Professional sales ..........    $ 7,845    $ 5,306         48%     $13,367    $10,603         26%
    OTC sales ...................        510        347         47%         603        569          6%
    Clinical lab sales ..........        331        379        (13%)        711        713         --
    OEM sales ...................        145        262        (45%)        232        471        (50%)
                                     ------------------------------------------------------------------
        Total domestic sales ....      8,831      6,294         40%      14,913     12,356         21%
-------------------------------------------------------------------------------------------------------
International sales:
    Export sales ................      1,496      1,707        (12%)      2,980      3,876        (23%)
    European subsidiary sales ...        927        901          3%       2,108      1,717         23%
                                     ------------------------------------------------------------------
        Total international sales      2,423      2,608         (7%)      5,088      5,593         (9%)
-------------------------------------------------------------------------------------------------------
        Total net sales .........    $11,254    $ 8,902         26%     $20,001    $17,949         11%
=======================================================================================================


Overall sales for the second quarter increased $2,352,000 or 26% over the same period of the prior year. The current quarter sales were enhanced in part by the shipment of approximately $773,000 of backorders carried into the quarter which had resulted from the first quarter production issues. Year to date sales reached $20 million, an 11% increase over the prior year level.

Domestic sales increased 40% in the second quarter, over the prior year level, driven by a 48% increase in Professional product sales. The Company's strep A products accounted for the majority of this growth along with increased pregnancy and H. pylori product sales.

International export sales continue to decline from the prior year level. The decline in the current quarter occurred primarily in Asia and Japan related to certain discontinued distributor relationships. European subsidiary sales reflect a 3% increase in the current quarter versus the prior year, which is the net effect of an approximate 21% sales increase in local currency offset by the translation effect of the strong U.S. Dollar.


           REVENUE FROM RESEARCH CONTRACTS, LICENSE FEES AND ROYALTIES

PERIODS ENDED SEPTEMBER 30,               THREE MONTHS            SIX MONTHS
(IN THOUSANDS)                          1997        1996        1997       1996
=================================================================================
Contract research and development      $  713      $  758      $1,300      $1,411
License Fees ....................          --          --          25          --
Royalty income ..................          20           8          30          20
                                       ------------------------------------------
    Total .......................      $  733      $  766      $1,355      $1,431
=================================================================================


Contract research revenue in the current quarter and six month period is principally related to the Glaxo influenza program which commenced in March 1996 and is equal to the sum of the program direct research cost (see operating expenses below) and allocated support service cost.


                         COST OF SALES AND GROSS PROFIT

PERIODS ENDED SEPTEMBER 30,                              THREE MONTHS                   SIX MONTHS
(IN THOUSANDS)                                       1997           1996           1997            1996
=========================================================================================================
Direct Cost - material, labor and other
    variable cost ...........................      $  4,116       $  3,151       $   7,302       $  6,239
As a percentage of sales ....................         36.6%          35.4%           36.5%          34.8%
Royalty expense - patent licenses ...........           505             50             900            132
As a percentage of sales ....................          4.5%           0.6%            4.5%           0.7%
                                                   ------------------------------------------------------

Total direct cost ...........................         4,621          3,201           8,202          6,371
As a percentage of sales ....................         41.1%          36.0%           41.0%          35.5%
                                                   ------------------------------------------------------

Direct Margin - contribution per sales dollar         58.9%          64.0%           59.0%          64.5%

Manufacturing overhead cost .................         1,287          1,041           2,423          2,141
As a percentage of sales ....................         11.4%          11.7%           12.1%          11.9%
                                                   ------------------------------------------------------

           Total cost of sales ..............         5,908          4,242          10,625          8,512
                                                   ------------------------------------------------------

Gross profit ................................      $  5,346       $  4,660       $   9,376       $  9,437
As a percentage of sales ....................         47.5%          52.3%           46.9%          52.6%
=========================================================================================================

Gross profit as a percentage of sales has declined from the prior year periods. The most significant component of this change relates to increased patent license royalty expense which commenced April 1, 1997. This variable cost will be ongoing as long as the current Generation III format products are sold.

The second quarter's gross profit percentage improved 1.5 points to 47.5% of sales over that of the first quarter ended June 30, 1997. This improvement reflects the operating leverage associated with increased sales volume and a relatively fixed level of manufacturing overhead cost.

                               OPERATING EXPENSES

PERIODS ENDED SEPTEMBER 30,                            THREE MONTHS                  SIX MONTHS
(IN THOUSANDS)                                      1997          1996           1997         1996
====================================================================================================
Research and development
    Quidel research projects ................      $ 1,479       $ 1,119       $ 2,755       $ 2,266
    Contract research-- direct costs ........          558           598         1,029         1,183
                                                   -------------------------------------------------
        Total research and development ......        2,037         1,717         3,784         3,449
        As a percentage of sales ............          18%           19%           19%           19%

Sales and marketing
    Domestic professional sales and marketing        1,631         1,405         3,229         2,894
    Domestic OTC sales and marketing ........           92           200           147           337
    International sales and marketing .......          746           908         1,636         1,889
                                                   -------------------------------------------------
        Total sales and marketing ...........        2,469         2,513         5,012         5,120
        As a percentage of sales ............          22%           28%           25%           29%

General and administrative ..................        1,233           878         2,390         1,694
As a percentage of sales ....................          11%           10%           12%            9%
                                                   -------------------------------------------------

Total operating expenses ....................      $ 5,739       $ 5,108       $11,186       $10,263
As a percentage of sales ....................          51%           57%           56%           57%
                                                   -------------------------------------------------

Total operating expenses excluding
    contract research .......................      $ 5,181       $ 4,510       $10,157       $ 9,080
As a percentage of sales ....................          46%           51%           51%           51%
====================================================================================================


Research and Development. Research and development expense has increased during the quarter ended September 30, 1997. Cost increases occurred in the areas of recruiting and relocation associated with the hiring of four new senior scientists, patent license amortization which commenced April 1, 1997 related to the licenses obtained from Becton Dickinson, and the clinical trials costs associated with the recent FDA 510(k) filings for two new pregnancy products.

Sales and Marketing. Overall sales and marketing expense declined in the second quarter from the prior year level as volume related increases in the domestic professional sales and marketing expenses were offset by reductions in OTC and international sales and marketing costs. The effectiveness of the sales and marketing effort improved in the second quarter as the total cost dropped to 22% of sales from 28% of sales in the comparable prior year period.

General and Administrative. General and administrative expense for the second quarter ended September 30, 1997 increased $355,000 over the prior year period. Approximately $196,000 or 55% of this increase was related to certain personnel costs which are not expected to continue.

Net Income (Loss). The Company returned to profitability in the second quarter as gross profit from increased sales volume more than offset the increased royalty, research and general administrative expenses. The $304,000 ($.01 per share) net income was $96,000 above the $208,000 ($.01 per share) net income of the comparable prior year period and reduced the current year-to-date net loss to $487,000 ($.02 per share).


Liquidity and Capital Resources. At September 30, 1997, the Company had cash and cash equivalents of $6,878,000, compared to $10,096,000 at March 31, 1997. During the six months ended September 30, 1997, the Company generated $1,606,000 in cash from operating activities. Net cash used as a result of the net loss and increase in inventory was more than offset by reduction in accounts receivable and the non-cash impact of depreciation and amortization.

Net cash used for investment activities of $5,180,000 related to $2,765,000 in capital expenditures for increased production capacity and product cost reduction and $2,415,000 paid for patent licenses and capitalized patent application costs.

Net cash from financing activities totaled $356,000 related to proceeds from the exercise of employee stock options offset by debt repayment.

The Company has a domestic accounts receivable-based bank line of credit in an amount up to $3,000,000 which provides for interest at the bank's prime rate plus two percent. The line of credit expires August 5, 1998. As of September 30, 1997, there were no outstanding borrowings under this line of credit.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                              N/A


ITEM 2.  CHANGES IN SECURITIES                                          N/A


ITEM 3. DEFAULTS
UPON SENIOR SECURITIES                                                  N/A


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                N/A
               OF SECURITY HOLDERS


ITEM 5.  OTHER INFORMATION                                              N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               Exhibit
               Number        Exhibit

               27            Financial Data Schedule

         (b) Reports on Form 8-K filed in the second quarter of fiscal 1998

               None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     QUIDEL CORPORATION
                                     -------------------------------------------
                                     (Registrant)




Date:  October 23, 1997
                                     Steven C. Burke
                                     -------------------------------------------
                                     Chief Accounting Officer




                                     Signed both as a duly authorized officer to sign on behalf of the Registrant and as Chief Accounting Officer