Form 10-Q
period 1997-12-31
QUIDEL CORP /DE/
filed 1998-02-06
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31,1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

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

Yes   [X]      No  [ ]


        The number of shares outstanding of the Registrant's Common Stock as of December 31, 1997 was 23,713,815.

                               QUIDEL CORPORATION
                                TABLE OF CONTENTS


                                                                                  Page
                                                                                 Numbers
                                                                                 -------
PART I - FINANCIAL INFORMATION

    ITEM 1.      Financial Statements

        Condensed Consolidated Balance Sheets
                 December 31, 1997 and March 31, 1997.................................3

        Condensed Consolidated Statements of Income
                 Three months ended December 31, 1997 and 1996........................4

        Condensed Consolidated Statements of Income
                 Nine months ended December 31, 1997 and 1996.........................5

        Condensed Consolidated Statements of Cash Flows
                 Nine months ended December 31, 1997 and 1996.........................6

        Notes to Unaudited Condensed Consolidated
                 Financial Statements.................................................7

    ITEM 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............................8-12


PART II - OTHER INFORMATION

    ITEM 1.      Legal Proceedings...................................................13

    ITEM 2.      Changes in Securities...............................................13

    ITEM 3.      Defaults upon Senior Securities.....................................13

    ITEM 4.      Submission of Matters to a Vote of Security Holders.................13

    ITEM 5.      Other Information...................................................13

    ITEM 6.      Exhibits and Reports on Form 8-K....................................13

Signatures...........................................................................14

                               QUIDEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         DECEMBER 31,         MARCH 31,
                                                                             1997               1997
=========================================================================================================
ASSETS                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents ....................................      $   8,698,000       $  10,096,000
    Accounts receivable, net .....................................          8,441,000           8,384,000
    Inventories, at lower of cost (first-in, first-out) or market:
        Raw materials ............................................          2,505,000           1,842,000
        Work in process ..........................................          1,734,000           1,216,000
        Finished goods ...........................................            606,000             726,000
                                                                        -------------       -------------
                                                                            4,845,000           3,784,000
    Prepaid expenses and other current assets ....................            399,000           1,080,000
                                                                        -------------       -------------
           Total current assets ..................................         22,383,000          23,344,000

Property and equipment, net ......................................         16,514,000          13,886,000

Intangible assets, net ...........................................          6,481,000           4,854,000
Other assets .....................................................            165,000             177,000
                                                                        -------------       -------------
                                                                        $  45,543,000       $  42,261,000
                                                                        =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................................      $   2,274,000       $   2,132,000
    Deferred contract research revenue ...........................          1,646,000                  --
    Accrued payroll and related expenses .........................            668,000           1,123,000
    Accrued royalties ............................................            544,000              85,000
    Current portion of long-term debt and obligations
        under capital leases .....................................            197,000             183,000
    Other current liabilities ....................................            336,000             377,000
                                                                        -------------       -------------
           Total current liabilities .............................          5,665,000           3,900,000

Long-term debt and obligations under capital leases ..............          3,052,000           3,203,000

Stockholders' equity:
    Common stock .................................................             24,000              24,000
    Additional paid-in capital ...................................        116,394,000         115,943,000
    Accumulated deficit ..........................................        (79,592,000)        (80,809,000)
                                                                        -------------       -------------
        Total stockholders' equity ...............................         36,826,000          35,158,000
                                                                        -------------       -------------
                                                                        $  45,543,000       $  42,261,000
                                                                        =============       =============


See accompanying notes.

                               QUIDEL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


Three months ended December 31,                            1997               1996
==================================================================================
Revenues:
    Net sales ...............................      $ 12,447,000       $ 11,727,000
    Research contracts and royalties ........           995,000            710,000
                                                   ------------       ------------
           Total revenues ...................        13,442,000         12,437,000

Costs and expenses:
    Cost of sales ...........................         6,191,000          5,358,000
    Research and development ................         1,888,000          1,595,000
    Sales and marketing .....................         2,621,000          2,560,000
    General and administrative ..............           978,000            997,000
                                                   ------------       ------------
           Total costs and expenses .........        11,678,000         10,510,000

Operating income ............................         1,764,000          1,927,000

Other income and expense:
    Interest and other income ...............           113,000             36,000
    Interest and other expense ..............          (122,000)          (106,000)
                                                   ------------       ------------

Income before income taxes ..................         1,755,000          1,857,000

Provision for income taxes ..................            51,000             52,000
                                                   ------------       ------------

Net income $ ................................      $  1,704,000       $  1,805,000
                                                   ============       ============

Basic and diluted earnings per share ........      $        .07       $        .08
                                                   ============       ============

Shares used in basic per share calculations .        23,714,000         21,744,000
                                                   ============       ============

Shares used in diluted per share calculations        23,991,000         22,374,000
                                                   ============       ============


See accompanying notes.

                               QUIDEL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


Nine  months ended December 31,                           1997               1996
=================================================================================
Revenues:
    Net sales ..............................      $ 32,448,000       $ 29,676,000
    Research contracts and royalties .......         2,350,000          2,141,000
                                                  ------------       ------------
           Total revenues ..................        34,798,000         31,817,000

Costs and expenses:
    Cost of sales ..........................        16,816,000         13,870,000
    Research and development ...............         5,672,000          5,044,000
    Sales and marketing ....................         7,633,000          7,680,000
    General and administrative .............         3,368,000          2,691,000
                                                  ------------       ------------
           Total costs and expenses ........        33,489,000         29,285,000

Operating income ...........................         1,309,000          2,532,000

Other income and expense:
    Interest and other income ..............           343,000            110,000
    Interest and other expense .............          (384,000)          (353,000)
                                                  ------------       ------------

Income before income taxes .................         1,268,000          2,289,000

Provision for income taxes .................            51,000             83,000
                                                  ------------       ------------

Net income $ ...............................      $  1,217,000       $  2,206,000
                                                  ============       ============

Basic and diluted earnings per share .......      $        .05       $        .10
                                                  ============       ============

Shares used in basic per share calculation .        23,622,000         21,644,000
                                                  ============       ============

Shares used in diluted per share calculation        23,873,000         22,604,000
                                                  ============       ============


See accompanying notes.

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


Nine  months ended December 31,                                            1997               1996
==================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..............................................      $  1,217,000       $  2,206,000
    Adjustments to reconcile net income to net cash
        flows provided by operating activities:
        Depreciation and amortization .......................         2,308,000          1,793,000
        Changes in assets and liabilities:
           Accounts receivable ..............................           (57,000)          (731,000)
           Inventories ......................................        (1,061,000)          (732,000)
           Prepaid expenses and other current assets ........           681,000             (9,000)
           Accounts payable .................................           142,000            218,000
           Accrued payroll and related expenses .............          (455,000)           356,000
           Accrued royalty expense ..........................           460,000                  -
           Deferred contract research revenue ...............         1,646,000           (267,000)
           Other current liabilities ........................           (42,000)            95,000
                                                                   ------------       ------------
           Net cash flows provided by operating activities ..         4,839,000          2,929,000

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Additions to equipment and improvements .................        (4,086,000)        (1,513,000)
    Increase in intangible and other assets .................        (2,465,000)          (361,000)
                                                                   ------------       ------------
           Net cash flows used for investing activities .....        (6,551,000)        (1,874,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock ..............           451,000            773,000
    Payments on notes payable, long term debt and
        obligations under capital leases ....................          (137,000)          (973,000)
                                                                   ------------       ------------
           Net cash flows from (used in) financing activities           314,000           (200,000)

Net (decrease) increase in cash and cash equivalents ........        (1,398,000)           855,000

Cash and cash equivalents at beginning of period ............        10,096,000          2,538,000
                                                                   ------------       ------------

Cash and cash equivalents at end of period ..................      $  8,698,000       $  3,393,000
                                                                   ============       ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest ................      $    250,000       $    329,000
                                                                   ============       ============


See accompanying notes.

                               QUIDEL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      Basis of Presentation

        QUIDEL Corporation ("QUIDEL" or the "Company") discovers, develops, manufactures and markets diagnostic products for human health care. The unaudited financial information included herein is condensed and has been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently it does not include all generally accepted accounting disclosures required for complete annual financial statements. The condensed financial information contains, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows. The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

        Management suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 1997.

        NET INCOME PER SHARE - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." In accordance with this statement, the Company has changed the method used to calculate earnings per share for the current and prior periods. The new requirements include a calculation of basic earnings per share, from which the dilutive effect of stock options are excluded, and the calculation of diluted earnings per share, both of which did not differ from the previous primary earnings per share calculation.

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

Results of Operations. The Company's financial results for the third quarter ended December 31, 1997 reflect increased profitability due to increased sales volume. Net income for the third quarter totaled $1,704,000 or $.07 per share.


                    NET SALES TRENDS BY MAJOR SALES CHANNELS

                                                             INCREASE                     INCREASE
PERIODS ENDED DECEMBER 31,               THREE MONTHS       (DECREASE)       NINE MONTHS (DECREASE)
(IN THOUSANDS)                          1997       1996          %         1997       1996          %
=====================================================================================================
Domestic sales:
    Professional sales               $ 8,075    $ 7,338         10%     $21,443    $17,941         20%
    OTC sales                            944        552         71%       1,546      1,121         38%
    Clinical lab sales                   237        327        (28%)        948      1,040         (9%)
    OEM sales                            114        141        (19%)        346        612        (44%)
                                     ----------------------------------------------------------------
        Total domestic sales           9,370      8,358         12%      24,283     20,714         17%
-----------------------------------------------------------------------------------------------------
International sales:
    Export sales                       1,766      2,041        (13%)      4,746      5,917        (20%)
    European subsidiary sales          1,311      1,328         (1%)      3,419      3,045         12%
                                     ----------------------------------------------------------------
        Total international sales      3,077      3,369         (9%)      8,165      8,962         (9%)
-----------------------------------------------------------------------------------------------------
        Total net sales              $12,447    $11,727          6%     $32,448    $29,676          9%
=====================================================================================================

Overall sales for the third quarter increased $720,000 or 6% over the same period of the prior year. Year to date sales reached $32 million, reflecting a 9% increase over the prior year.

Domestic sales increased 12% in the third quarter, over the prior year level, driven by a 10% increase in Professional product sales and a 71% increase in consumer over-the-counter sales. The Company's strep A products accounted for the majority of this growth along with increased pregnancy and H. pylori product sales.

International export sales continue to decline from the prior year level. The decline in the current quarter resulted primarily from the impact of the strong U.S. dollar, price erosion in Europe and the expiration of distribution agreements in Japan and Korea. European subsidiary sales reflect a 1% decrease in the current quarter versus the prior year, which is the net effect of an approximate 15% sales increase in local currency offset by the translation effect of the strong U.S. Dollar.


           REVENUE FROM RESEARCH CONTRACTS, LICENSE FEES AND ROYALTIES


PERIODS ENDED DECEMBER 31,                 THREE MONTHS            NINE MONTHS
(IN THOUSANDS)                           1997        1996        1997        1996
=================================================================================
Contract research and development      $  892      $  672      $2,192      $2,083
License Fees                               50          --          75          --
Royalty income                             53          38          83          58
                                       ------------------------------------------
    Total                              $  995      $  710      $2,350      $2,141
=================================================================================

Contract research revenue in the current quarter and nine month period is principally related to the Glaxo influenza program which commenced in March 1996 and the Glaxo genital herpes diagnostic development program which commenced in October 1997. These revenue amounts are equal to the sum of the program direct research cost (see operating expenses below) and allocated support service cost.


                         COST OF SALES AND GROSS PROFIT

PERIODS ENDED DECEMBER 31,                                 THREE MONTHS                    NINE MONTHS
(IN THOUSANDS)                                         1997           1996            1997            1996
==========================================================================================================
Direct Cost - material, labor and other
    variable cost                                  $  4,273       $  4,173       $  11,575       $  10,412
As a percentage of sales                              34.3%          35.6%           35.7%           35.1%
Royalty expense - patent licenses                       565             75           1,465             207
As a percentage of sales                               4.5%           0.6%            4.5%            0.7%
                                                   -------------------------------------------------------

Total direct cost                                     4,838          4,248          13,040          10,619
As a percentage of sales                              38.8%          36.2%           40.2%           35.8%
                                                   -------------------------------------------------------

Direct Margin - contribution per sales dollar         61.2%          63.8%           59.8%           64.2%

Manufacturing overhead cost                           1,353          1,110           3,776           3,251
As a percentage of sales                              10.9%           9.5%           11.6%           10.9%
                                                   -------------------------------------------------------

           Total cost of sales                        6,191          5,358          16,816          13,870
                                                   -------------------------------------------------------

Gross profit                                       $  6,256       $  6,369       $  15,632       $  15,806
As a percentage of sales                              50.3%          54.3%           48.2%           53.3%
==========================================================================================================

Gross profit as a percentage of sales has declined from the prior year periods. The most significant component of this change relates to increased patent license royalty expense which commenced April 1, 1997. This variable cost will be ongoing as long as the current Generation III format products are sold.

The third quarter's gross profit percentage improved 2.8 points to 50.3% of sales over that of the second quarter ended September 30, 1997. This improvement reflects a reduction in the direct cost of products manufactured and the operating leverage associated with increased sales volume while maintaining a relatively fixed level of manufacturing overhead cost.


                               OPERATING EXPENSES

PERIODS ENDED DECEMBER 31,                               THREE MONTHS                 NINE MONTHS
(IN THOUSANDS)                                        1997          1996          1997          1996
====================================================================================================
Research and development
    Quidel research projects                       $ 1,034       $ 1,103       $ 3,789       $ 3,369
    Contract research -- direct costs                  854           492         1,883         1,675
                                                   -------------------------------------------------
        Total research and development               1,888         1,595         5,672         5,044
        As a percentage of sales                       15%           14%           17%           17%

Sales and marketing
    Domestic professional sales and marketing        1,645         1,458         4,874         4,352
    Domestic OTC sales and marketing                    83            89           230           426
    International sales and marketing                  893         1,013         2,529         2,902
                                                   -------------------------------------------------
        Total sales and marketing                    2,621         2,560         7,633         7,680
        As a percentage of sales                       21%           22%           24%           26%

General and administrative                             978           997         3,368         2,691
As a percentage of sales                                8%            8%           10%            9%
====================================================================================================

Total operating expenses                           $ 5,487       $ 5,152       $16,673       $15,415
As a percentage of sales                               44%           44%           51%           52%
====================================================================================================

Total operating expenses excluding
    contract research                              $ 4,633       $ 4,660       $14,790       $13,740
As a percentage of sales                                37%           40%           45%           46%
====================================================================================================

Research and Development. Research and development expense reflects an increase in contract research related to the October 1997 commencement of the Company's second multi-year, multi-million dollar collaborative agreement with Glaxo Wellcome plc for the development of two rapid point of care tests for genital herpes. Spending related to non-externally funded Quidel research projects declined during the quarter ended December 31, 1997 compared to the prior year period. As the company begins to shift resources into the expanding contract research programs, this trend is expected to continue.

Sales and Marketing. Overall sales and marketing expense increased in the third quarter from the prior year level as volume related increases in the domestic professional sales and marketing expenses were offset by reductions in OTC and international sales and marketing costs. The effectiveness of the sales and marketing effort improved in the third quarter as the total cost dropped to 21% of sales from 22% of sales in the comparable prior year period.

General and Administrative. General and administrative expense for the third quarter was consistent with the prior year level at 8% of sales.

Net Income. The Company increased profitability in the third quarter as gross profit from increased sales volume more than offset the increased royalty, research and sales and marketing expenses. The quarter's $1,704,000 ($.07 per share) net income was $101,000 below the $1,805,000 ($.08 per share) net income of the comparable prior year period. Results for the nine months ended December 31 have returned to profitability and reflect net income of $1,217,000 or $.05 cents per share, as compared to a net income of $2,206,000, or $.10 per share, in the prior year period. The current year-to-date results have been impacted by increased patent license royalty and amortization expense which commenced April 1, 1997 amounting to $1,456,000.

Future Income Taxes/FASB109. The Company is currently evaluating, from an accounting standpoint, the future utilization of its net operating loss ("NOL") carryforwards. A demonstrated history of profitable operations for three consecutive years and the expectation of continued future income provide the basis for recording the benefit of a portion of the Company's NOL carryforward. It is likely that this accounting standard will result in an adjustment in the fourth quarter ended March 31, 1998 to record a significant income tax credit (increasing net income) in order to recognize a portion of this deferred tax asset.

In previous periods the Company recognized the tax benefit of its NOL carryforward only as income was earned, the impact of which reduced the effective income tax rate to be equivalent to the alternative minimum tax rate of approximately three percent. In future periods, commencing in fiscal 1999, and assuming the recognition of the NOL credit discussed above, the Company will record an income tax provision at the normal statutory tax rate currently amounting to approximately forty percent of pre-tax income.

Although this adjustment would have the effect of increasing current fiscal year net income and reducing future periods' net income as a result of the timing of the NOL benefit recognition, it will not affect the Company's cash flow as the NOL will continue to offset the income tax payable on a year-by-year basis.

Liquidity and Capital Resources. At December 31, 1997, the Company had cash and cash equivalents of $8,698,000, compared to $10,096,000 at March 31, 1997. During the nine months ended December 31, 1997, the Company generated $4,839,000 in cash from operating activities. Net cash provided by operating activities reflects cash generated from net income, the non-cash impact of depreciation and amortization and the increase in deferred contract research revenue offset by increased inventory in support of the current increasing level of sales volume.

Net cash used for investment activities of $6,551,000 is related to $4,086,000 in capital expenditures for increased production capacity and product cost reduction and $2,465,000 paid for patent licenses and capitalized patent application costs.

Net cash from financing activities totaled $314,000 related to proceeds from the exercise of employee stock options offset by debt repayment.


The Company has a domestic accounts receivable-based bank line of credit in an amount up to $3,000,000 which provides for interest at the bank's prime rate plus two percent. The line of credit expires August 5, 1998. As of December 31, 1997, there were no outstanding borrowings under this line of credit.

QUIDEL's principal capital requirements are for working capital. These requirements fluctuate as a result of numerous factors, such as the extent to which the Company uses or generates cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of its products. Based on its current cash position and its current assessment of future operating results, management believes that its existing sources of liquidity should be adequate to meet its operating needs during fiscal 1999.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                            N/A
           OF SECURITY HOLDERS


ITEM 5.  OTHER INFORMATION                                          N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               Exhibit
               Number        Exhibit
               -------       -------

               27            Financial Data Schedule

         (b) Reports on Form 8-K filed in the third quarter of fiscal 1998

               None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        QUIDEL CORPORATION
                                        ----------------------------------------
                                        (Registrant)




Date:    February 6, 1998               /S/   STEVEN C. BURKE
                                        ----------------------------------------
                                        Steven C. Burke
                                        Chief Accounting Officer




                                        Signed both as a duly authorized officer sign on behalf of the Registrant and as Chief Accounting Officer