Form 10-K
period 1998-03-31
QUIDEL CORP /DE/
filed 1998-06-29
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                      For fiscal year ended March 31, 1998

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-10961

                               QUIDEL CORPORATION
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                  94-2573850
      (State or other jurisdiction                    (I.R.S. Employer
    or incorporation or organization)                Identification No.)


        10165 McKellar Court,                                  92121
        San Diego, California
            (Address of                                      (zip code)
     principal executive offices)

        Registrant's telephone number, including area code (619) 552-1100

        Securities registered pursuant to Section 12(b) of the Act: NONE

                 Securities registered pursuant to Section 12(g)
                   of the Act: Common Stock, $0.001 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 10, 1998 was approximately $80,953,000. For the purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the Registrant have been deemed to be owned by affiliates.

        The number of shares outstanding of the Registrant's Common Stock as of June 10, 1998 was 23,767,616.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 28, 1998 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year ended March 31, 1998 ("Fiscal 98"), are incorporated herein as provided in Part III, and portions of the Registrant's Annual Report to Stockholders for fiscal 1998 (the "1998 Annual Report"), are incorporated herein as provided in Parts I, II and IV.

        Except for the historical information contained herein, the matters discussed in this report are by their nature forward-looking. For the reasons stated in this report or in the Company's Securities and Exchange Commission filings, or for various unanticipated reasons, actual results may differ materially. The Company's operating results may continue to fluctuate on a quarter-to-quarter basis as a result of a number of factors, including seasonality, the competitive and economic factors affecting the Company's domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by United States Food and Drug Administration, and the degree of acceptance that our new products achieve during the year.


PART I

Item 1. BUSINESS

        Quidel Corporation discovers, develops, manufactures and markets rapid immunodiagnostic products for point-of-care detection of human medical conditions and illnesses. These products provide simple, accurate and cost-effective diagnoses of acute and chronic conditions in the areas of reproductive and women's health, infectious diseases, gastrointestinal and autoimmune disorders. Quidel's products are sold to professionals for use in the physician's office and clinical laboratory, and to consumers through retail drug stores. When used in this Report, "Quidel," the "Company" and the "Registrant" refer to Quidel Corporation.

        Quidel commenced its operations in 1979 and launched its first products, dipstick-based pregnancy tests, in 1984. The Company has expanded its product base through internal development and acquisition in the areas of pregnancy and ovulation, infectious disease, gastrointestinal and autoimmune products for professional and home use. Quidel markets its products in the United States and in over 60 other countries worldwide through a broad network of national and regional distributors, supported by the Company's direct sales force.

        Fiscal 1998 was a year of significant developments at the Company. In March of 1998, Steven T. Frankel, President and Chief Executive Officer, resigned. On June 10, 1998, the Board of Directors announced that Andre de Bruin, Vice Chairman of the Board and then a part-time employee, had been appointed President and Chief Executive Officer.

        In June of 1997, the Company settled a lawsuit filed against it by Becton Dickinson and Co. which alleged that the Company's strep and chlamydia products and certain of its pregnancy and ovulation products (the "Products") infringed two patents held by Becton Dickinson. As part of the settlement agreement, the Company received a license from the plaintiff under both patents in exchange for a cash license fee, a royalty on net sales of the Products as of April 1, 1997, and a royalty-bearing license back to Becton Dickinson for the Company's Q-Label technology. While the Company denied the allegations in the complaint and admitted no liability as part of the lawsuit's resolution, the Company believed the settlement was warranted when balanced against the anticipated defense costs, the uncertainties of patent litigation in general, and the expected diversion of management's time and attention over an extended period of time.

        Declining international subsidiary profitability led management to decide to discontinue the operations of certain European subsidiaries. It is the Company's intention to continue the sales in these areas through distributors. As a result of the Company's decision to discontinue certain European subsidiaries, a non-cash charge of approximately $3,058,000 was recorded in the fourth quarter.

        In the second half of the fiscal year, the Company developed a new strategic plan. In the near term, the company will focus on two priorities: 1) to substantially improve the Company's base of operations to improve performance and increase predictability and consistency of operations; and 2) to rationalize existing product lines while expanding the Company's overall new product and technology portfolio. The Company estimates that additional charges of up to $1.5 million will be incurred as restructuring plans for domestic and foreign operations are implemented during the first half of fiscal 1999. The mission for fiscal 1999 and beyond is to establish the Company as a leader in rapid in-vitro diagnostics for the decentralized point-of-care market.

        The Company's executive offices are located at 10165 McKellar Court, San Diego, California 92121 and its telephone number is (619) 552-1100.

INDUSTRY OVERVIEW

The Overall Market for In-Vitro Diagnostics:

        The worldwide market for In-Vitro Diagnostic ("IVD") products is estimated to have been about $18 billion in 1997. Typically, the market is segmented by the underlying technology involved in a test, with the largest segments being clinical chemistry and immunodiagnostics, accounting for about 40% and 25% of the total IVD market respectively. Geographically, North America accounts for about 40% of the market, Europe 33%, Japan 13% and the rest of the world 14%. Total IVD revenues are growing approximately 5% per year while underlying testing volume is growing closer to 10% which illustrates the maturity of the market in aggregate.

        The customers for IVD products are quite varied, but are dominated by large centralized laboratories, either freestanding or in the hospital. In the U.S., central labs represent only 10% of total number of testing facilities, but account for 70% of test volume and 80% of revenues.

        From a healthcare provider's standpoint, the testing process typically involves sending a patient to a facility, which draws the blood and sends to a central lab. The lab then tests the sample in a large batch and sends the results to the provider. Typically the healthcare provider receives the results several days after seeing the patient, although in some cases it may only be several hours, particularly in a hospital setting. In any event, the result of this process is that diagnostic tests generally are disconnected from the routine care and dialogue that is the substance of a visit between a healthcare provider and his/her patient.

        Three basic forces have driven the market for central lab testing: 1) technical requirements for accurate testing often require large, sophisticated pieces of equipment; 2) the cost to run a test on these large scale instruments is very low; and 3) the Clinical Laboratory Improvement Amendments ("CLIA") of 1988 and subsequent Health Care Financing Administration regulations subject all labs, regardless of size, to set standards. Most physicians and smaller labs found these regulations prohibitive and largely stopped testing in the 1990's. Together, these factors have led to the current dominance of centralized labs in diagnostic testing.

        The over-the-counter ("OTC")/self-test market has not been as affected by these trends. The U.S. OTC test market was estimated to be approximately $1 billion in 1997 and growing at approximately 10% annually. Two test categories, pregnancy and glucose (for diabetes), dominate this market.

The Point-of-Care ("POC") Market and Rapid/Waived Tests:

        POC testing is the alternative to central lab and self-testing. The POC market is comprised of two general segments: hospital testing and decentralized testing . Hospital POC testing is a growing practice and is generally an extension of the hospital's central lab. A number of diagnostic tests done in the hospital are much more effectively done at the bedside, stat-lab or in the Emergency Room ("ER"). For example, stat-labs provide rapid turnaround of critical measures like blood gasses in real time to physicians and nurses treating critically ill patients. Other examples include drug screens or pregnancy tests in the ER. Overall, the U.S. hospital POC market was estimated to be about $400MM in sales in 1996 and growing at a rate of about 15% per year.

        The second segment is the "decentralized" POC market, which consists of physician's office labs, nursing homes, pharmacies and other non-institutional settings in which healthcare providers perform diagnostic tests. This market segment was estimated to be about $550MM in sales in 1996 and growing at about 6% annually. The decentralized POC market encompasses a large variety of IVD products ranging from sophisticated instrumented diagnostic systems serving larger group practices to very simple, single-use, disposable tests for physician's office. POC testing in both the hospital and decentralized segments are increasing in popularity.

        This POC testing growth is in part the result of technological improvements creating easy-to-use, high quality tests capable of being waived from CLIA regulations, and thereby available to the 36,000 or so office labs approved to conduct CLIA waived tests.


BUSINESS STRATEGY

        The Company believes that the increasing trend among health care providers to adopt POC testing is important and lasting. More and more employers, health plans, and payors are recognizing that the point-of-care is a primary focal point for improving the quality, patient satisfaction and cost effectiveness of healthcare delivery. Further, improvements in technology are making diagnostic tests that combine clinical lab accuracy with OTC ease-of-use for a growing number of types of tests. It is Quidel's mission to establish a significant leadership position in rapid in-vitro diagnostics for the decentralized POC market. In order to accomplish this mission the Company has defined the following strategic goals:

- Focus on the U.S. Professional market and establish an undisputed leadership position in rapid IVD products

- Establish international sales distribution through major corporate partners

- When financially attractive in the short term (within a one to two year period), expand into other business segments primarily through collaborations

- Build/strengthen the Company's infrastructure and operations to reliably and efficiently support planned growth

- Actively collaborate with others to accelerate expansion and to provide complementary products, technologies, market positions, and expertise

TECHNOLOGY

        Immunoassays utilize commercially produced protein molecules called antibodies, which react with or bind to specific antigens, such as other antibodies, viruses, bacteria, hormones and drugs. The antibodies produced in response to a particular antigen bind specifically to that antigen. This characteristic allows antibodies to be used in a wide range of diagnostic applications.

        The ability to detect the binding of antibodies to target antigens forms the basis for immunoassay testing. In immunoassays, antibodies are typically deposited onto a solid substrate. A chemical label is then either incorporated onto the solid substrate or added separately once the solid substrate has been exposed to the test sample. If the target antigen is present in the test sample, the chemical label produces a visually identifiable color change in response to the resulting antibody reaction with the antigen. This provides a clear color endpoint for easy visual verification of the test results.

        Quidel incorporates antibody technology and biochemistry into uniquely designed and engineered products. Quidel has developed four primary delivery system formats: dipsticks, flow-through cassettes, microwell tests and a one-step lateral flow delivery system. Although each is based on the same general antibody-antigen based approach, the four formats differ in terms of speed, ease-of-use and sensitivity, and, as a result, address the particular needs of different end-user markets.

PRODUCTS

        The Company provides rapid point-of-care diagnostic tests under brand names such as Q-Test(R), QuickVue(R), OvuQuick(R), Conceive(R), and Concise(R),which are directed at the following medical conditions:

        - Pregnancy Tests. This is one of the largest rapid testing market segments. The early detection of pregnancy allows the physician and patient to institute proper prenatal care, helping to ensure the health of both the developing embryo and the mother. Pregnancy test sales represented 37% of the Company's total net sales in fiscal 1998.

        - Group A Streptococci. Each year millions of people in the United States are tested for Group A streptococcal infections, commonly referred to as strep throat. Group A streptococci are organisms that typically cause illnesses such as tonsillitis, pharyngitis and scarlet fever which, if left untreated, can progress to complications such as rheumatic fever. Sales of the Company's products have increased significantly, principally as a result of receiving CLIA waived status in March 1996 for the Quidel QuickVue(R) In-Line One-Step Strep A Test, which represented 31% of the Company's fiscal 1998 net sales.

        - Ovulation Prediction. Tests in this category are for couples affected by infertility or the desire to control the timing of their pregnancies. These tests predict or confirm the occurrence of ovulation and are important tests for both the fertility specialist and the consumer. This product category represented 11% of fiscal 1998 net sales.

        - H. pylori. Helicobacter pylori (H. pylori) is the bacterium responsible for 80% of the five million ulcers in the U.S. It is implicated in chronic gastritis and is recognized by the World Health Organization as a Class 1 carcinogen that increases a person's risk of developing stomach cancer. Once the H. pylori infection is detected, antibiotic therapy is administered to kill the organism and promote a cure of the ulcer condition. The Company's rapid test utilizes whole blood samples from a finger prick. It is a serological test, a test that measures antibodies circulating in the blood caused by the H. pylori infection. Quidel's test, which was the first to receive CLIA waived status, has progressively increased in sales and accounted for 8% of the Company's total net sales in fiscal 1998.

        - Other Products. The balance of the Company's sales include rapid infectious disease tests to detect chlamydia and mononucleosis, allergy screening tests and clinical laboratory tests used in the measurement of circulating immune complexes.

                For further sales information, please see pages 3, 11 and 12 of the Company's 1998 Annual Report.

PRODUCT LIFE CYCLES

        The Company's results can be significantly affected by the phase-out of older products near the end of their product life cycles, as well as the timing and success of new product introductions. A successful new product launch can result in strong initial sales as inventories are built up during the pipeline fill period, followed by a decline in sales before reaching normalized levels. The ability of the Company to compete successfully in the rapid diagnostics market depends on the continual development and introduction of new products and the improvement of existing products. There can be no assurance that the Company will be able to develop sufficient new product entries to replace older products in a timely manner, or that its new products will gain significant market acceptance.

VARIABILITY IN DEMAND

        Sales levels for several of the Company's products are affected by seasonal demand trends. Group A strep tests, for example, which currently account for approximately 31% of the Company's total annual sales, are used primarily in the fall and winter and tend to benefit the third and fourth fiscal quarters. As a result of these demand trends, the Company generally may achieve lower results in the first and second quarters and higher results in the third and fourth quarters of the fiscal year.


RESEARCH AND DEVELOPMENT

        The Company is focusing its development efforts on two areas: 1) the creation of new and improved products for its existing product markets; and 2) products for new markets developed under pharmaceutical company collaborations. For further information about these specific investments, see pages 4 and 5 of the Company's 1998 Annual Report.

        These pharmaceutical collaborations were undertaken with the goal of creating differential diagnostics for use in identifying patients most likely to benefit from the therapeutic product provided by the pharmaceutical company. With this "test and treat" approach, it is believed that costs related to inappropriate therapy can be avoided, while increasing the efficiency of therapy among those patients most in need.

        The most significant effort of the Company's research collaborations are focused on the development of an influenza A and B diagnostic test and two tests to detect genital herpes, both of which are multi-year programs funded under an agreement with Glaxo Group, Ltd., a wholly-owned subsidiary of Glaxo Wellcome. If these programs are successful the resulting diagnostics tests will be sold by Quidel under the Quidel brand name. In return for funding this development, Glaxo will receive royalties on the sales of the related product. For further information about these agreements, see note 8 "Commitments" on page 15 of the Company's 1998 Annual Report.

        The collaboration with Bayer Corporation's Business Group Diagnostics is continuing however, no assurance can be given as to the sustainability of the current agreements.


YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. For example, the year "1998" would be represented by "98". These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements without material cost or expense. The anticipated costs of any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the availability or cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that Year 2000 compliance problems will not be revealed in the future which could have a material adverse affect on the Company's business, financial condition and results of operations. Many of the Company's customers and suppliers may be affected by Year 2000 issues that may require them to expend significant resources to modify or replace their existing systems. This may result in those customers having reduced funds to purchase the Company's products or in those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all.


MARKETING AND DISTRIBUTION

        In contrast to the central lab market, the domestic decentralized POC market is highly fragmented, consisting of tens of thousands of small customers, rather than a few large customers. Quidel has designed its business around serving the unique needs of this market segment. To reach these customers the Company utilizes a network of national and region distributors, which are supported by the Company's sales force.

        The Company has developed priority status with many of the major distributors in the U.S., causing the Company's products to be the sole preferred products these distributors offer in Quidel's core product areas.

        Internationally, markets vary considerably country by country. The extent of rapid IVD product penetration, the acceptance of testing outside the central lab and the importance of the OTC and self-test markets differ markedly. Overall, Quidel's international presence is substantially lower as a percentage of its total business than is generally characteristic of the IVD market. Some of this difference is due to the fact that the POC market is more developed in the U.S. relative to the overall IVD market in other countries. Also, Quidel's ability to address the international markets is reduced due to limited resources and capital.

        The Company generally ships products to its customers within 15 days of receipt of purchase orders. Shipments to international distributors are made under purchase orders received from 30 to 90 days in advance of shipment. Because the amounts ordered and the lead times specified vary widely from order-to-order and period-to-period, the Company does not consider backlog to be a meaningful indicator of future revenues.

MANUFACTURING

        Quidel's manufacturing facilities, located in San Diego, California, consist of laboratories devoted to tissue culture and immunochemistry, and production areas dedicated to packaging and filling. In the manufacturing process, the Company uses biological, chemical and packaging supplies and equipment, which are generally available from several competing suppliers.

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

GOVERNMENT REGULATION

        The manufacture and marketing of medical devices, including in vitro diagnostic test kits, are regulated under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act and its amended and/or new provisions under the Safe Medical Act of 1990. These regulations are administered by the FDA. While these regulations are demanding, they are considerably less burdensome than those applicable to the manufacture and marketing of drugs or monoclonal antibodies for in vivo (within the living body) applications. In addition to the foregoing, the Company's present and future operations or products may be subject to regulation under the Occupational Safety and Health Act, Environmental Protection Act, Resource Conversion and Recovery Act, Toxic Substances Control Act, Clinical Laboratory Improvement Act and other present or possible future legislation and regulations, as well as by governmental agencies with regulatory authority relating to the Company's business.

PATENTS AND TRADE SECRETS

        Because of the length of time and the expense associated with bringing healthcare products through development and government approval to the marketplace, the healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. Quidel and other companies engaged in research and development of new diagnostic products using advanced biomedical technologies are actively pursuing patents for their technologies, which they consider novel and patentable. However, important legal issues remain to be resolved as to the extent and scope of available patent protection in the United States and in other important markets worldwide. The resolution of these issues and their effect upon the long-term success of Quidel and other biotechnology firms cannot be determined.

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

        A large number of individuals and commercial enterprises seek patent protection for technologies, products and processes in fields related to Quidel's areas of product development. To the extent such efforts are successful, Quidel may be required to obtain licenses in order to exploit certain of its product strategies. There can be no assurance that such licenses will be available to

Quidel at all or if so, on acceptable terms.

        Quidel is aware of certain issued and filed patents, issued to various developers of diagnostic products with potential applicability to Quidel's diagnostic technology. The Company has licensed certain rights from companies such as Syntex and Becton Dickinson. For more information concerning the Becton Dickinson license, see Note 10, "Legal Proceeding" on page 15 of the Company's Annual Report. There can be no assurance that Quidel would prevail if a patent infringement claim were to be asserted against Quidel.

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

COMPETITION

        The Company believes that the competitive factors in the rapid diagnostic market include convenience, price and product performance as well as the distribution, advertising, promotion and brand name recognition of the marketer. Competition in the development and marketing of diagnostic products is intense and diagnostic technologies have been subject to rapid change. Management believes that Quidel's success will depend on its ability to remain abreast of technological advances, to introduce technologically advanced products, and to attract and retain experienced technical personnel, who are in great demand. Many of the Company's current and prospective competitors, including several large pharmaceutical and diversified health care companies, have substantially greater financial, marketing and other resources than Quidel. These competitors include Abbott Laboratories, SmithKline Diagnostics, and Becton Dickinson. There can be no assurance that technological advances by competitors will not render the Company's products obsolete, or that it will be able to compete successfully in the marketing of products.

HUMAN RESOURCES

        As of March 31, 1998, the Company had 312 employees, none of whom are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

Item 2.    PROPERTIES

        The Company's executive, administrative, manufacturing and research and development facilities are located in San Diego, California. On February 8, 1994, the Company purchased the land underlying such facilities and the 65,000 square-foot building located thereon for approximately $7,700,000. Effective September 1, 1997, the Company entered into a lease of a 7,245 square-foot research facility located in San Diego, California. The lease provides for an initial term of two years and options to renew for three consecutive one-year periods. The Company believes that its current facilities are adequate for its present needs.


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

        In April 1997, Becton Dickinson and Co. (the "plaintiff") filed a lawsuit against the Company alleging that the Company's strep and chlamydia products and certain of its pregnancy and ovulation products (collectively, the "Products") infringe two patents of the plaintiff. The Products in issue represent a substantial majority of the Company's current revenues. In June 1997, the Company entered into a settlement agreement with the plaintiff. As a part of that agreement, the Company received a license from the plaintiff under both patents in exchange for a cash license fee, a royalty on net sales of the Products after April 1, 1997, and a license of the Company's Q-Label technology back to plaintiff (with a royalty on future net sales). The Company currently estimates that the annual amortization of the license fee and royalty payments (based on current sales levels of the Products) will result in an annual expense of approximately $2,000,000 per year. While the Company denied the allegations in the complaint and admitted no liability as part of the suit's resolution, the Company believed the settlement was warranted when balanced against the anticipated defense costs, the uncertainties of litigation in general, and the expected diversion of management's time and attention over an extended period.

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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages and positions of all executive officers of the Company as of June 10, 1998 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on the officer's ability or integrity.

        Andre de Bruin, 51, was appointed President and Chief Executive officer of the Company on June 10, 1998. Since June 23, 1997, Mr. de Bruin has been Vice Chairman of the Board and a part-time employee of the Company. Mr. de Bruin was appointed President and Chief Executive Officer of Somatogen, Inc. of Boulder, Colorado, in July 1994, and was elected as Chairman in January 1996. Baxter International acquired Somatogen in May 1998. Immediately prior to joining Somatogen, he was Chairman, President and Chief Executive Officer of Boehringer Mannheim Corporation, Indianapolis, Indiana, a U.S. subsidiary of Cornage Ltd., a private, global health care corporation with sales exceeding $3 billion. He held that position since 1989. Mr. de Bruin serves on the Board of Directors of Diametrics Medical, Inc., a public company that manufactures and markets proprietary critical blood and tissue analysis systems, and Metabolex, Inc., a privately held company founded to develop therapeutics for diabetes and related metabolic diseases. He has been involved in the global health care industry for more than twenty-seven years in pharmaceuticals, devices and diagnostics.

        Steven C. Burke, 53, Vice President - Finance and Administration and Chief Financial Officer, joined Quidel in 1986. From May 1984 until August 1986, he was Vice President, Controller of American Bentley, a subsidiary of American Hospital Supply. Mr. Burke is a Certified Public Accountant.

        Darryll J. Getzlaff, 47, Vice President - Human Resources, joined Quidel in April 1987 with 10 years of personnel management experience, with special expertise in recruiting, management development and equal opportunity. Mr. Getzlaff was Personnel Director, Corporate Marketing, for the Ernest & Julio Gallo Winery from December 1984 until March 1987.

        Glenn Holmes, 49, Vice President - Sales and Marketing, joined Quidel in July 1997. Mr. Holmes has over twenty years of health care experience. Prior to joining Quidel, Glenn was Director of Sales and Marketing with MDS AutoLab, Canada's largest health and life sciences corporation. From 1981 to 1995, Glenn was employed by Abbott Laboratories in various management positions.

        Lauren G. Otsuki, 45, Vice President and Business Manager, International, joined Quidel in May 1983 and held numerous positions in Operations from 1983 to 1989, including Manager of Quality Control, Manager of Process Development and Director of Manufacturing. From November 1989 to January 1992 she was the Director of Business Development and from January 1992 to June 1998 was the Vice President of Operations.

        Mark E. Paiz, 36, Vice President - Operations, joined Quidel in December 1997. He has 13 years experience in manufacturing, quality assurance, and product development. From 1995 to 1997, Mr. Paiz served as Director of Research and Development and Project Manager at Medtronic Interventional Vascular, responsible for the development and manufacture of catheter and coronary stent delivery devices. From 1992 to 1995, he served as a manager at Hybritech, Inc. with various responsibilities including quality engineering, materials management, supplier development and inspection.

        John D. Tamerius, Ph.D., 52, Vice President - Clinical Laboratory Business since March 1998; Interim Vice President - Research & Development, joined Quidel in August 1989 and assumed responsibility for quality assurance and clinical and regulatory affairs. In April 1994, Dr. Tamerius became responsible for the research and development, manufacture and sales and marketing activities for the Company's clinical laboratory business. From 1983 to 1989, Dr. Tamerius served as Vice President of Research and Development for Cytotech, Inc. where he was in charge of Corporate Research Programs and Clinical and Regulatory Affairs. Before co-founding Cytotech, Inc., Dr. Tamerius was a Research Associate in the Department of Molecular Immunology at the Research Institute of Scripps Clinic in San Diego, California from 1978 to 1983 and a postdoctoral fellow at the Fred Hutchinson Research Center in Seattle, Washington from 1976 to 1978 and. Dr. Tamerius received his M.S. and Ph.D. degrees in Microbiology and Immunology from the University of Washington in 1976.

        Robin G. Weiner, 42, Vice President - Clinical Development and Regulatory Affairs, joined Quidel in March 1982. She has over thirteen years experience in regulatory affairs and has held numerous management positions at Quidel in Operations and Clinical/Regulatory, and Quality Assurance. From December 1992 to July 1995 she was Senior Director of Clinical, Regulatory and Quality Systems and in July 1995 was promoted to Vice President.



                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included on page 16 of the Registrant's 1998 Annual Report and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

        The information required by this item is included on the inside front cover of the Registrant's 1998 Annual Report and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is included on pages 3 - 6 of the Registrant's 1998 Annual Report and is incorporated herein by reference.

        The Company does not and did not invest in market risk sensitive instruments in fiscal

1998. The Company had and has no exposure to market risk with regard to changes in interest rates. The Company does not and has not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is included on pages 7 - 15 of the Registrant's 1998 Annual Report and is incorporated herein by reference.

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


Item 11. EXECUTIVE COMPENSATION

        The Company maintains certain employee benefit plans and programs in which its executive officers are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits 10.1, 10.4, 10.5, 10.6, and 10.8 to this report. The additional information required by this item is included in the section entitled "Executive Compensation and Other Information" of the Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal 1997 year and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included in the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal 1998 year and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a) Financial Statements, Financial Statement Schedules and Exhibits

                      I. Financial Statements. The following Financial Statements of the Registrant listed below are incorporated herein by reference from the following pages of the 1998 Annual Report:


                                                                                               PAGE IN
                                                                                             ANNUAL REPORT
                                                                                             -------------

                               1.     Report of Ernst & Young LLP, Independent Auditors           16

                               2.     Consolidated Balance Sheets --
                                      March 31, 1998 and 1997                                      7

                               3.     Consolidated Statements of Operations --
                                      Years ended March 31, 1998, 1997 and 1996                    9

                               4.     Consolidated Statements of Stockholders' Equity --
                                      Years Ended March 31, 1998, 1997 and 1996                    9

                               5.     Consolidated Statements of Cash Flows --
                                      Years Ended March 31, 1998, 1997 and 1996                    8

                               6.     Notes to Consolidated Financial Statements                11 - 15

                      II. Financial Schedules. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               (b) Reports on Form 8-K filed in the fourth quarter of fiscal
1998:

               Form 8K filed March 5, 1998 concerning the resignation of Steven
T. Frankel as President, Chief Executive Officer and Director of the Company effective March 2, 1998.

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


Exhibit
Number
------

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

10.18           Settlement Agreement effective April 1, 1997 between the
                Registrant and Becton Dickinson and Company.

10.19           Campbell License Agreement effective April 1, 1997 between the
                Registrant and Becton Dickinson and Company

10.20           Rosenstein License Agreement effective April 1, 1997 between the
                Registrant and Becton Dickinson and Company.

10.21 Employment Agreement dated June 23, 1997 between the Registrant and Andre de Bruin.

10.22           Stock Option Agreement dated June 23, 1997 between the
                Registrant and Andre de Bruin to purchase 300,000 shares issued under the Registrant's General Nonstatutory Stock Option Plan.

13.1* Certain portions of the 1998 Annual Report to Stockholders for the fiscal year ended March 31, 1998 which have been incorporated herein by reference.

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

                                             QUIDEL CORPORATION


         Date:  June 29, 1998                By:   /S/   STEVEN C. BURKE
                                                --------------------------------
                                                Steven C. Burke
                                                Vice Pres. - Finance and
                                                Administration
                                                (Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Date: June 29, 1998



     /S/   ANDRE DE BRUIN
------------------------------------
Andre de Bruin, President and
Chief Executive Officer (Principal                /S/   MARGARET G. McGLYNN
Executive Officer); Vice Chairman            -----------------------------------
                                             Margaret G. McGlynn, Director
of the Board


                                                  /S/   RICHARD C.E. MORGAN
     /S/   STEVEN C. BURKE                   -----------------------------------
------------------------------------         Richard C.E. Morgan
Steven C. Burke                              Chairman of the Board
Vice Pres. - Finance and Administration
(Principal Financial Officer and
Principal Accounting Officer)
                                                  /S/   MARY LAKE POLAN
                                             -----------------------------------
                                             Mary Lake Polan, Director

     /S/   JOHN D. DIEKMAN
------------------------------------
John D. Diekman, Director
                                                  /S/   FAYE WATTLETON
                                             -----------------------------------
                                             Faye Wattleton, Director

     /S/   THOMAS A. GLAZE
------------------------------------
Thomas A. Glaze, Director