Form 10-Q
period 1998-06-30
QUIDEL CORP /DE/
filed 1998-08-13
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For quarter ended June 30, 1998

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


           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           The number of shares outstanding of the Registrant's Common Stock as of June 30, 1998 was 23,767,616.

                               QUIDEL CORPORATION
                                TABLE OF CONTENTS

                                                                                          Page
                                                                                         Numbers
PART I - FINANCIAL INFORMATION

      ITEM 1.           Financial Statements

      Condensed Consolidated Balance Sheets
           June 30, 1998 and March 31, 1998.................................................3

      Condensed Consolidated Statements of Operations
           Three months ended June 30, 1998 and 1997........................................4

      Condensed Consolidated Statements of Cash Flows
           Three months ended June 30, 1998 and 1997........................................5

      Notes to Unaudited Condensed Consolidated Financial Statements........................6


      ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................................7


PART II - OTHER INFORMATION

      ITEM 1.   Legal Proceedings..........................................................11

      ITEM 2.   Changes in Securities......................................................11

      ITEM 3.   Defaults upon Senior Securities............................................11

      ITEM 4.   Submission of Matters to a Vote of Security Holders........................11

      ITEM 5.   Other Information..........................................................12

      ITEM 6.   Exhibits and Reports on Form 8-K...........................................12


Signatures ................................................................................13


                               QUIDEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 JUNE 30,               MARCH 31,
                                                                                  1998                    1998
                                                                              -------------           -------------
ASSETS                                                                        (Unaudited)
Current assets:
      Cash and cash equivalents ....................................          $   9,712,000           $   9,720,000
      Accounts receivable, net .....................................              6,289,000               8,524,000
      Inventories, at lower of cost (first-in, first-out) or market:
           Raw materials ...........................................              3,108,000               3,190,000
           Work in process .........................................              2,343,000               1,420,000
           Finished goods ..........................................              1,284,000               1,287,000
                                                                              -------------           -------------
                                                                                  6,735,000               5,897,000
      Prepaid expenses and other current assets ....................                374,000                 540,000
                                                                              -------------           -------------
                Total current assets ...............................             23,110,000              24,681,000

Property and equipment, net ........................................             17,189,000              16,797,000
Deferred tax asset .................................................              2,707,000               2,707,000
Intangible assets, net .............................................              3,382,000               3,466,000
Other assets .......................................................                245,000                 131,000
                                                                              -------------           -------------
                                                                              $  46,633,000           $  47,782,000
                                                                              =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .............................................          $   2,171,000           $   3,246,000
      Accrued payroll and related expenses .........................              1,164,000               1,261,000
      Current portion of long-term debt and obligations
           under capital leases ....................................                193,000                 199,000
      Deferred contract research revenue ...........................              1,664,000               1,690,000
      Accrued royalties ............................................                496,000                 622,000
      Other current liabilities ....................................              1,064,000                 873,000
                                                                              -------------           -------------
                Total current liabilities ..........................              6,752,000               7,891,000

Long-term debt and obligations under capital leases ................              2,960,000               3,002,000

Stockholders' equity:
      Common stock .................................................                 24,000                  24,000
      Additional paid-in capital ...................................            116,578,000             116,564,000
      Accumulated deficit ..........................................            (79,681,000)            (79,699,000)
                                                                              -------------           -------------
           Total stockholders' equity ..............................             36,921,000              36,889,000
                                                                              -------------           -------------
                                                                              $  46,633,000           $  47,782,000
                                                                              =============           =============



See accompanying notes

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


Three months ended June 30,                                       1998                   1997
                                                              ------------           ------------
Revenues:
      Net sales ....................................          $  9,803,000           $  8,747,000
      Research contracts and royalties .............             1,068,000                622,000
                                                              ------------           ------------

                Total revenues .....................            10,871,000              9,369,000
Costs and expenses:
      Cost of sales ................................             5,025,000              4,717,000
      Research and development .....................             2,047,000              1,747,000
      Sales and marketing ..........................             2,222,000              2,543,000
      General and administrative ...................             1,205,000              1,157,000
      Restructuring related to European subsidiaries               420,000                     --
                                                              ------------           ------------

                Total costs and expenses ...........            10,919,000             10,164,000

Operating income (loss) ............................               (48,000)              (795,000)

Other income and expense:
      Interest and other income ....................               154,000                108,000
      Interest and other expense ...................               (88,000)              (104,000)
                                                              ------------           ------------

Net income (loss) ..................................          $     18,000           $   (791,000)
                                                              ------------           ============

Basic and diluted earnings (loss) per share ........          $         --           $       (.03)
                                                              ============           ============

Shares used in basic per share calculation .........            23,754,000             23,552,000
                                                              ============           ============

Shares used in diluted per share calculation .......            23,825,000             23,552,000
                                                              ============           ============


See accompanying notes.

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


Three months ended June 30,                                                        1998                  1997
                                                                                -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ....................................................    $    18,000           $  (791,000)
      Adjustments to reconcile net income (loss) to net cash
           flows provided by (used for) operating activities:
           Depreciation and amortization ...................................        746,000               740,000
           Changes in operating assets and liabilities:
                Accounts receivable ........................................      2,235,000             2,371,000
                Inventories ................................................       (838,000)             (606,000)
                Prepaid expenses and other current assets ..................        166,000               413,000
                Accounts payable ...........................................     (1,075,000)              280,000
                Accrued payroll and related expenses .......................        (97,000)             (166,000)
                Deferred contract research revenue .........................        (26,000)             (187,000)
                Accrued royalties ..........................................       (126,000)              311,000
                Other current liabilities ..................................        191,000              (234,000)
                                                                                -----------           -----------
                Net cash flows provided by operating activities ............      1,194,000             2,131,000

CASH FLOWS USED FOR INVESTING ACTIVITIES:
      Additions to equipment and improvements ..............................     (1,007,000)           (1,429,000)
      Increase in intangible and other assets ..............................       (161,000)           (2,363,000)
                                                                                -----------           -----------
                Net cash flows used for investing activities ...............     (1,168,000)           (3,792,000)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock ...........................         14,000                 6,000
      Payments on notes payable, long term debt and
           obligations under capital leases ................................        (48,000)              (45,000)
                                                                                -----------           -----------
                Net cash flows used for financing activities ...............        (34,000)              (39,000)

Net decrease in cash and cash equivalents ..................................         (8,000)           (1,700,000)

Cash and cash equivalents at beginning of period ...........................      9,720,000           10,096,0000
                                                                                -----------           -----------

Cash and cash equivalents at end of period .................................    $ 9,712,000           $ 8,396,000
                                                                                ===========           ===========

Supplemental disclosures of cash flow information:
      Cash paid during the period for interest .............................    $    78,000           $    80,000
                                                                                ===========           ===========
      Income taxes paid during the period...................................    $    69,000           $    22,000
                                                                                ===========           ===========

See accompanying notes.

                               QUIDEL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.         Basis of Presentation

           QUIDEL Corporation ("QUIDEL" or the "Company") discovers, develops, manufactures and markets diagnostic products for human health care. The unaudited financial information included herein is condensed and has been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently it does not include all generally accepted accounting disclosures required for complete annual financial statements. The condensed financial information contains, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

           Management suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

           NET INCOME (LOSS) PER SHARE - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". In accordance with this statement, the Company has changed the method used to calculate earnings per share for the current and prior periods. The new requirements include a calculation of basic earnings per share, from which the dilutive effect of stock options and warrants are excluded, and the calculation of diluted earnings per share, both of which did not differ from the previous primary earnings per share calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this report are by their nature forward-looking. For the reasons stated in this report or in the Company's other Securities and Exchange Commission filings, or for various unanticipated reasons, actual results may differ materially. The Company's operating results may continue to fluctuate on a quarter-to-quarter basis as a result of a number of factors, including seasonality, the competitive and economic factors affecting the Company's domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by United States Food and Drug Administration ("FDA"), and the degree of acceptance that our new products achieve during the year.

Results of Operations. The Company's financial results for the first quarter ended June 30, 1998 were favorably impacted by a 12% increase in net sales. Net income for the quarter was $18,000, compared to a loss of $791,000, $.03 per share in the first quarter of the prior year.

                    NET SALES TRENDS BY MAJOR SALES CHANNELS

                                                                                          INCREASE/
                                                                                          (DECREASE)
THREE MONTHS ENDED JUNE 30, (IN THOUSANDS)      1998              1997             AMOUNT            PERCENT
                                               -------           -------           -------           -------
Domestic sales:
      Professional sales                       $ 6,327           $ 5,523           $   804                15%
      OTC, OEM and Clinical lab sales              662               559               103                18%
                                               -------           -------           -------           -------
           Total domestic sales                  6,989             6,082               907                15%
           Percent of total sales                   71%               70%
                                               -------           -------           -------           -------

International sales:
      Export sales                               1,698             1,484               214                14%
      European subsidiary sales                  1,116             1,181               (65)               (6%)
                                               -------           -------           -------           -------
            Total international sales            2,814             2,665               149                 6%
           Percent of total sales                   29%               30%
                                               -------           -------           -------           -------
            Total net sales                    $ 9,803           $ 8,747           $ 1,056                12%
                                               =======           =======           =======           =======


Overall sales for the first quarter increased $1,056,000 or 12% from the same period of the prior year. U.S. Professional sales continue to account for the majority of the sales growth as sales in the Company's core product areas of pregnancy, Strep A and H. pylori each grew in excess of 20%.

International sales increased 6% over the prior year period. Export sales growth in Latin America, Europe and Canada more than offset a decline in Asian sales, which resulted from expiration of distribution agreements. European subsidiary sales declined significantly in France, The Netherlands and Spain; however, this was offset in part by our German subsidiary, which increased sales by 56% to $683,000 in the quarter.

The Company is in the process of closing its sales subsidiaries in France, The Netherlands and Spain. Sales in these markets are expected to continue through new distribution partners. This shift from direct to distributor sales will initially result in lower sales and gross profit, due to reduced unit sales prices to the distributor. The impact of this gross profit reduction is expected to be offset by reduced subsidiary sales, marketing, and administrative expenses.

Revenue from research contracts and royalties is principally related to revenue from the Glaxo influenza and genital herpes diagnostic product development programs which commenced in March 1996 and October 1997, respectively. If successful, the products developed under these programs are expected to be submitted to the FDA for marketing approval during the second half of calendar year 1999. The amount of contract research revenue recognized is equal to the sum of the direct program research cost (see Operating Expenses, below) and allocated support service cost.

                         COST OF SALES AND GROSS PROFIT

THREE MONTHS ENDED JUNE 30, (IN THOUSANDS)                        1998               1997
                                                                --------           --------
Direct Costs - material, labor and other variable cost          $  2,987           $  3,186
As a percentage of sales                                            30.5%              36.4%
Royalty Expense - patent licenses                                    471                395
As a percentage of sales                                             4.8%               4.5%
                                                                --------           --------

Total direct cost                                                  3,458              3,581
As a percentage of sales                                            35.3%              40.9%
                                                                --------           --------

Direct Margin - contribution per sales dollar                       64.7%              59.1%

Manufacturing overhead cost                                        1,567              1,136
As a percentage of sales                                            16.0%              13.0%
                                                                --------           --------

      Total cost of sales                                          5,025              4,717
                                                                --------           --------

Gross profit                                                    $  4,778           $  4,030
As a percentage of sales                                            48.7%              46.1%
                                                                ========           ========

Gross profit as a percentage of sales improved to 48.7% of sales which represents an increase of 2.6 percentage points from the prior year level. The average direct margin percentage provided by products sold increased 5.6 percentage points to 64.7%. This increase resulted from a shift in sales mix toward higher margin products and cost reductions in areas of scrap, unfavorable production cost variances, and outbound freight. Manufacturing overhead cost was increased as a result of expanded production capacity, production supervision to cover multiple shift operations, and the addition of purchasing and engineering support staff.

                               OPERATING EXPENSES

THREE MONTHS ENDED JUNE 30, (IN THOUSANDS)                      1998             1997
                                                              ------           ------
Research and development
      Quidel research projects                                $1,158           $1,276
      As a percentage of sales                                    12%              15%
      Contract research -- direct costs                          889              471
      As a percentage of sales                                     9%               5%
                                                              ------           ------
           Total research and development                      2,047            1,747
           As a percentage of sales                               21%              20%
                                                              ------           ------

Sales and marketing
      Domestic professional sales and marketing                1,506            1,598
      Domestic OTC sales and marketing                            56               55
      International sales and marketing                          660              890
                                                              ------           ------
           Total sales and marketing                           2,222            2,543
           As a percentage of sales                               23%              29%
                                                              ------           ------

General and administrative                                     1,205            1,157
As a percentage of sales                                          12%              13%

Restructuring costs related to European subsidiaries             420               --
As a percent of sales                                              4%              --
                                                              ------           ------

Total operating expenses                                      $5,894           $5,447
As a percentage of sales                                          60%              62%
                                                              ------           ------

Total operating expenses excluding contract research
      and restructuring cost                                  $4,585           $4,976
As a percentage of sales                                          47%              57%
                                                              ======           ======


Operating expenses increased $447,000 in the current quarter over the prior year level, $420,000 of which is related to costs of closing the Company's sales subsidiaries in France, The Netherlands and Spain.

Research and Development. Research and development expense reflects increased contract research expense due to the October 1997 commencement of the second program with Glaxo Wellcome for the development of the two point-of-care diagnostic tests to detect genital herpes; this program was not present in the prior year period.

Sales and Marketing. Sales and marketing efficiency improved in the quarter as reflected by the decline in total expense as a percent of sales. Reduced fixed cost associated with the Company's European subsidiaries provided the majority of the international sales and marketing expense reduction.

General and Administrative. General and administrative expense increased 4% in the current quarter in part as a result of increased recruiting and consulting costs.

Net Income (Loss). The net income for the quarter resulted from increased gross profit, derived from a combination of higher sales volume and production cost reductions, offset in part by the restructuring cost related to the Company's European subsidiaries.

Liquidity and Capital Resources. At June 30, 1998, the Company had cash and cash equivalents of $9,712,000, compared to $9,720,000 at March 31, 1998. During the three months ended June 30, 1998 the Company generated $1,194,000 in cash from operating activities. Net cash used as a result of the increase in inventory and payment of accounts payable was more than offset by net income, non-cash depreciation and amortization, and the reduction in accounts receivable.

Net cash used for investment activities of $1,168,000 related to $1,007,000 in capital expenditures for equipment and improvements to increase production capacity and reduce product manufacturing cost and $161,000 paid for capitalized patent application costs.

Net cash used in financing activities totaled $34,000, primarily related to debt repayment.

QUIDEL's principal capital requirements are currently for working capital. These requirements fluctuate as a result of numerous factors, such as the extent to which the Company uses or generates cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of its products. Based on its current cash position and its current assessment of future operating results, management believes that its existing sources of liquidity should be adequate to meet its operating needs during fiscal 1999.

Except for the historical information contained herein, the matters discussed in this report are by their nature forward-looking. For the reasons stated in this report or in the Company's other Securities and Exchange Commission filings, or for various unanticipated reasons, actual results may differ materially.

PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS                          None



ITEM 2.      CHANGES IN SECURITIES                      None



ITEM 3.      DEFAULTS UPON SENIOR SECURITIES            None



ITEM 4.      SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS

             (a) The Company's Annual Meeting of Stockholders was held on July 28, 1998 at the Wyndham Garden Hotel in San Diego, California.

             (b)     The directors elected at the meeting were:
                          Andre de Bruin
                          John D. Diekman
                          Thomas A. Glaze
                          Margaret G. McGlynn
                          Richard C.E. Morgan
                          Mary Lake Polan
                          Faye Wattleton

             (c) Matters voted upon at the meeting and the results of those votes were as follows:

    1.    Elected as director:                   For                    Against
                                                 ---                    -------
                     Andre de Bruin          19,416,529                160,749
                     John D. Diekman         19,417,049                160,229
                     Thomas A. Glaze         19,415,599                161,679
                     Margaret G. McGlynn     19,417,049                160,229
                     Richard C.E. Morgan     19,417,049                160,229
                     Mary Lake Polan         19,416,749                160,529
                     Faye Wattleton          19,416,649                160,629


                                                                                                                           Broker
                                                                                 For              Against      Abstain    Non-Votes
                                                                                 ---              -------      -------    ---------

    2.   Increase by 100,000 shares the total number of shares reserved for issuance under the Company's 1983 Employee Stock
         Purchase Plan.                                                           10,024,504     1,380,101     150,573     8,022,100
                                                                                  ----------     ---------     -------     ---------

    3.   Increase by 80,000 shares the total number of shares reserved for issuance under the Company's 1996 Non-Employee Directors
         Stock Option Plan.                                                        8,659,577     2,743,859      151,742    8,022,100
                                                                                   ---------     ---------      -------    ---------

    4.   Approve the adoption of the Quidel Corporation 1998 Stock Incentive
         Plan under which a total of 3,000,000 shares are
         reserved for issuance.                                                    7,887,401     3,478,182      189,595    8,022,100
                                                                                   ---------     ---------      -------    ---------

     5.  Ratification of the selection of Ernst & Young LLP as independent auditors for the Company for the
         fiscal year ending March 31, 1999.                                       19,376,960       119,925       80,393
                                                                                  ----------       -------       ------

The foregoing matters are described in detail in the Company's proxy statement dated July 8, 1998 for the 1998 Annual Meeting of Stockholders.

ITEM 5.      OTHER INFORMATION                                        None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)     Exhibits

                     Exhibit
                     Number               Exhibit
                     ------               -------

                      10.23* Employment agreement dated as of June 9, 1998 between the Registrant and Andre de Bruin.

                      10.24* Stock option agreement dated as of June 9, 1998 between the Registrant and Andre de Bruin.

                      27*        Financial Data Schedule

                      *          Attached hereto.

             (b)     Reports on Form 8-K filed in the first quarter of
                     fiscal 1999                                       None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       QUIDEL CORPORATION
                                       (Registrant)




Date:        August 13, 1998             /S/      STEVEN C. BURKE
                                       --------------------------
                                       Steven C. Burke
                                       Chief Accounting Officer


                                       Signed both as an officer duly authorized to sign on behalf of the Registrant and as Chief Accounting Officer