Form 10-Q
period 1998-09-30
QUIDEL CORP /DE/
filed 1998-11-16
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1998

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the Registrant's Common Stock as of September 30, 1998 was 23,787,882.

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

     ITEM 1.        Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets
          September 30, 1998 and March 31, 1998..........................................................3

     Condensed Consolidated Statements of Operations
          Three months ended September 30, 1998 and 1997.................................................4

     Condensed Consolidated Statements of Operations
          Six months ended September 30, 1998 and 1997...................................................5

     Condensed Consolidated Statements of Cash Flows
          Six months ended September 30, 1998 and 1997...................................................6

     Notes to Unaudited Condensed Consolidated Financial Statements......................................7


     ITEM 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................................................8

     ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk..........................14

PART II - OTHER INFORMATION

     ITEM 1.        Legal Proceedings...................................................................14

     ITEM 2.        Changes in Securities and Use of Proceeds...........................................14

     ITEM 3.        Defaults upon Senior Securities.....................................................14

     ITEM 4.        Submission of Matters to a Vote of Security Holders.................................14

     ITEM 5.        Other Information...................................................................14

     ITEM 6.        Exhibits and Reports on Form 8-K....................................................14


Signatures..............................................................................................16
Exhibit Index...........................................................................................17

                                             QUIDEL CORPORATION
                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,             MARCH 31,
                                                                                 1998                    1998
                                                                             -------------           -------------
ASSETS                                                                        (Unaudited)
Current assets:
     Cash and cash equivalents ....................................          $   8,615,000           $   9,720,000
     Accounts receivable, net .....................................              6,772,000               8,524,000
     Inventories, at lower of cost (first-in, first-out) or market:
         Raw materials ............................................              2,888,000               3,190,000
         Work in process ..........................................              2,196,000               1,420,000
         Finished goods ...........................................              1,363,000               1,287,000
                                                                             -------------           -------------
                                                                                 6,447,000               5,897,000
     Prepaid expenses and other current assets ....................                368,000                 540,000
                                                                             -------------           -------------
              Total current assets ................................             22,202,000              24,681,000

Property and equipment, net .......................................             18,040,000              16,797,000
Deferred tax asset ................................................              2,707,000               2,707,000
Intangible assets, net ............................................              3,283,000               3,466,000
Other assets ......................................................                111,000                 131,000
                                                                             -------------           -------------
                                                                             $  46,343,000           $  47,782,000
                                                                             =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable .............................................          $   2,631,000           $   3,246,000
     Accrued payroll and related expenses .........................                932,000               1,261,000
     Current portion of long-term debt and obligations
         under capital leases .....................................                185,000                 199,000
     Deferred contract research revenue ...........................              1,696,000               1,690,000
     Accrued royalties ............................................                529,000                 622,000
     Other current liabilities ....................................              1,182,000                 873,000
                                                                             -------------           -------------
              Total current liabilities ...........................              7,155,000               7,891,000

Long-term debt and obligations under capital leases ...............              2,917,000               3,002,000

Stockholders' equity:
     Common stock .................................................                 24,000                  24,000
     Additional paid-in capital ...................................            116,644,000             116,564,000
     Accumulated deficit ..........................................            (80,397,000)            (79,699,000)
                                                                             -------------           -------------
         Total stockholders' equity ...............................             36,271,000              36,889,000
                                                                             -------------           -------------
                                                                             $  46,343,000           $  47,782,000
                                                                             =============           =============



See accompanying notes.

                                             QUIDEL CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


Three months ended September 30,                                 1998                  1997
                                                             ------------           ------------
Revenues:
     Net sales .........................................     $ 10,344,000           $ 11,254,000
     Research contracts and royalties ..................        1,076,000                733,000
                                                             ------------           ------------

              Total revenues ...........................       11,420,000             11,987,000
Costs and expenses:
     Cost of sales .....................................        6,074,000              5,908,000
     Research and development ..........................        2,067,000              2,037,000
     Sales and marketing ...............................        2,251,000              2,469,000
     General and administrative ........................        1,551,000              1,233,000
     Restructuring related to European subsidiaries ....          267,000                     --
                                                             ------------           ------------

              Total costs and expenses .................       12,210,000             11,647,000

Operating income (loss) ................................         (790,000)               340,000

Other income and expense:
     Interest and other income .........................          119,000                122,000
     Interest and other expense ........................          (45,000)              (158,000)
                                                             ------------           ------------

Net income (loss) ......................................     $   (716,000)          $    304,000
                                                             ============           ============

Basic and diluted earnings (loss) per share ............     $       (.03)          $        .01
                                                             ============           ============

Shares used in basic per share calculation .............       23,780,000             23,602,000
                                                             ============           ============

Shares used in diluted per share calculation ...........       23,813,000             23,942,000
                                                             ============           ============



See accompanying notes.

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


Six months ended September 30,                                  1998                   1997
                                                             ------------           ------------
Revenues:
     Net sales ....................................          $ 20,147,000           $ 20,001,000
     Research contracts and royalties .............             2,144,000              1,355,000
                                                             ------------           ------------

              Total revenues ......................            22,291,000             21,356,000

Costs and expenses:
     Cost of sales ................................            11,099,000             10,625,000
     Research and development .....................             4,114,000              3,784,000
     Sales and marketing ..........................             4,473,000              5,012,000
     General and administrative ...................             2,756,000              2,390,000
     Restructuring related to European subsidiaries               687,000                     --
                                                             ------------           ------------

              Total costs and expenses ............            23,129,000             21,811,000

Operating loss ....................................              (838,000)              (455,000)

Other income and expense:
     Interest and other income ....................               273,000                230,000
     Interest and other expense ...................              (133,000)              (262,000)
                                                             ------------           ------------

Net loss ..........................................          $   (698,000)          $   (487,000)
                                                             ============           ============

Basic and diluted loss per share ..................          $       (.03)          $       (.02)
                                                             ============           ============

Shares used in basic per share calculation ........            23,767,000             23,577,000
                                                             ============           ============

Shares used in diluted per share calculation ......            23,819,000             23,577,000
                                                             ============           ============



See accompanying notes.

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


Six months ended September 30,                                            1998                  1997
                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...............................................          $  (698,000)          $  (487,000)
     Adjustments to reconcile net (loss) to net cash
         flows provided by operating activities:
         Depreciation and amortization ......................            1,588,000             1,502,000
              Changes in operating assets and liabilities:
              Accounts receivable ...........................            1,752,000               725,000
              Inventories ...................................             (550,000)             (398,000)
              Prepaid expenses and other current assets .....              172,000               200,000
              Accounts payable ..............................             (615,000)              178,000
              Accrued payroll and related expenses ..........             (329,000)             (368,000)
              Deferred contract research revenue ............                6,000                    --
              Accrued royalties .............................              (93,000)              400,000
              Other current liabilities .....................              309,000              (146,000)
                                                                       -----------           -----------
              Net cash flows provided by operating activities            1,542,000             1,606,000

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Additions to equipment and improvements ................           (2,570,000)            2,765,000
     Increase (decrease) in intangible and other assets .....              (58,000)            2,415,000
                                                                       -----------           -----------
              Net cash flows used for investing activities ..           (2,628,000)            5,180,000

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock .............               80,000               447,000
     Payments on notes payable, long term debt and
     obligations under capital leases .......................              (99,000)              (91,000)
                                                                       -----------           -----------
              Net cash flows used for financing activities ..              (19,000)              356,000

Net decrease in cash and cash equivalents ...................           (1,105,000)           (3,218,000)

Cash and cash equivalents at beginning of period ............            9,720,000           10,096,0000
                                                                       -----------           -----------

Cash and cash equivalents at end of period ..................          $ 8,615,000           $ 6,878,000
                                                                       ===========           ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest ...............          $   175,000           $   170,000
                                                                       ===========           ===========
     Income taxes paid during the period ....................          $    69,000           $    13,000
                                                                       ===========           ===========



See accompanying notes.

                               QUIDEL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

         QUIDEL Corporation ("QUIDEL" or the "Company") discovers, develops, manufactures and markets diagnostic products for human health care. The unaudited financial information included herein is condensed and has been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently it does not include all generally accepted accounting disclosures required for complete annual financial statements. The condensed financial information contains, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows. The results of operations for the six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this report are by their nature forward-looking. Disclosures which use words such as the Company "believes" "anticipates" or "expects" or use similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and for the reasons stated in this report or in the Company's other Securities and Exchange Commission filings, or for various unanticipated reasons, actual results may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements. The Company's operating results may continue to fluctuate on a quarter-to-quarter basis as a result of a number of factors, including seasonality, the competitive and economic factors affecting the Company's domestic and international markets, actions of major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by United States Food and Drug Administration ("FDA"), and the degree of acceptance that our new products achieve during the year. Readers are urged to carefully review and consider the various disclosures made by the Company in this report which seek to advise interested parties of the risks and other factors that affect the Company's business. All forward-looking statements, whether made in this report or elsewhere should be considered in context with the various disclosures made by the Company about its business.

Results of Operations. The Company's financial results for the second quarter ended September 30, 1998 were impacted by sales being 8% lower than the prior years period. Net loss for the quarter was $716,000 or $.03 per share, compared to income of $304,000 or $.01 per share in the second quarter of the prior year.




                    NET SALES TRENDS BY MAJOR SALES CHANNELS

                                                                        INC.                                  INC.
PERIODS ENDED SEPTEMBER 30,                    THREE MONTHS            (DEC)           SIX MONTHS            (DEC)
(IN THOUSANDS)                              1998         1997            %          1998         1997          %
                                           -------      -------        ------      -------      -------     --------
Domestic sales:
       Professional sales                  $ 6,735      $ 7,845          (14%)     $13,066      $13,367          (2%)
       OTC, OEM and Clinical lab sales       1,183          986           20%        1,841        1,546          19%
                                           -------      -------        ------      -------      -------     --------
             Total domestic sales            7,918        8,831          (10%)      14,907       14,913          (0%)
             Percent of total sales             77%          78%                        74%          75%
                                           -------      -------        ------      -------      -------     --------

International sales:
       Export sales                          1,415        1,496           (5%)       3,113        2,980           4%
       European subsidiary sales             1,011          927            9%        2,127        2,108           1%
                                           -------      -------        ------      -------      -------     --------
             Total international sales       2,426        2,423            0%        5,240        5,088           3%
             Percent of total sales             23%          22%                        26%          25%
                                           -------      -------        ------      -------      -------     --------
             Total net sales               $10,344      $11,254           (8%)     $20,147      $20,001           1%
                                           =======      =======        ======      =======      =======     ========

Overall sales for the second quarter were $910,000 or 8% lower than the same period last year. U.S. Professional sales dropped to $6,735,000 in 1998 from $7,845,000 in 1997. In the domestic market, lower sales were recorded for most of the Company's products with the exception of H.Pylori. Factors contributing to the lower sales included late introduction of new products, back-orders and changing distributor buying practices.

International sales were unchanged from the prior year period. European subsidiary sales rose 9% due to continued growth in sales of the German subsidiary. The Company is in the process of closing its sales subsidiaries in France, The Netherlands and Spain. Sales in these markets are expected to continue through new distribution partners and two new distribution agreements were implemented during the quarter. These agreements cover substantially all of our products in the Netherlands and the majority of the Company's sales in France. The shift from direct to distributor sales will initially result in lower sales and gross profit, due to reduced unit sales prices to the distributor. The impact of the gross profit reduction is expected to be offset by reduced subsidiary sales, marketing, and administrative expenses.




           REVENUE FROM RESEARCH CONTRACTS, LICENSE FEES AND ROYALTIES

PERIODS ENDED SEPTEMBER 30,              THREE MONTHS           SIX MONTHS
(IN THOUSANDS)                         1998       1997       1998       1997
                                      ------     ------     ------     ------
Contract research and development     $  970     $  713     $1,998     $1,300
License Fees                             100         --        125         25
Royalty Income                             6         20         21         30
                                      ------     ------     ------     ------
    Total                             $1,076     $  733     $2,144     $1,355
                                      ======     ======     ======     ======


Revenue from research contracts and royalties is principally related to revenue from the Glaxo influenza and genital herpes diagnostic product development programs which commenced in March 1996 and October 1997, respectively. If successful, the products developed under these programs are expected to be submitted to the FDA for marketing approval during the second half of calendar year 1999. The amount of contract research revenue recognized is substantially equal to the sum of the direct program research cost (see Operating Expenses, below) and allocated support service cost.

                         COST OF SALES AND GROSS PROFIT

PERIODS ENDED SEPTEMBER 30,                           THREE MONTHS                 SIX MONTHS
(IN THOUSANDS)                                     1998          1997          1998           1997
                                                 ---------     ---------     ---------      ---------
Direct Cost - material,labor and other
             variable cost                       $   3,953     $   4,116     $   6,940      $   7,302
As a percentage of sales                              38.2%         36.6%         34.4%          36.5%
Royalty expense- patent licenses                       504           505           975            900
As a percentage of sales                               4.9%          4.5%          4.8%           4.5%
                                                 ---------     ---------     ---------      ---------

Total direct cost                                    4,457         4,621         7,915          8,202
As a percentage of sales                              43.1%         41.1%         39.3%          41.0%
                                                 ---------     ---------     ---------      ---------

Direct Margin- contribution per sales dollar          56.9%         58.9%         60.7%          59.0%

Manufacturing overhead cost                          1,617         1,287         3,184          2,423
As a percentage of sales                              15.6%         11.4%         15.8%          12.1%
                                                 ---------     ---------     ---------      ---------

             Total cost of sales                     6,074         5,908        11,099         10,625

Gross profit                                     $   4,270     $   5,346     $   9,048      $   9,376
As a percentage of sales                              41.3%         47.5%         44.9%          46.9%
                                                 =========     =========     =========      =========


Gross profit as a percentage of sales declined to 41.3% which represents a decrease of 6.2 percentage points from the prior year level. The average direct margin percentage provided by products sold decreased 2.0 % to 56.9%. This decrease resulted from cost increases in scrap and unfavorable production cost variances. Manufacturing overhead cost increased as a result of expanded production capacity, production supervision to cover multiple shift operations, and the addition of purchasing and engineering support staff

                               OPERATING EXPENSES

PERIODS ENDED SEPTEMBER 30,                              THREE MONTHS              SIX MONTHS
(IN THOUSANDS)                                         1998         1997         1998         1997
                                                     -------      -------      -------      -------
Research and development
       Quidel research projects                      $ 1,144      $ 1,479      $ 2,302      $ 2,755
              As a percentage of sales                  11.1%        13.1%        11.4%        13.8%
       Contract research---direct costs                  923          558        1,812        1,029
              As a percentage of sales                   8.9%         5.0%         9.0%         5.1%
                                                     -------      -------      -------      -------
              Total research and development           2,067        2,037        4,114        3,784
              As a percentage of sales                  20.0%        18.1%        20.4%        18.9%

Sales and marketing
       Domestic professional sales and marketing       1,417        1,631        2,923        3,229
       Domestic OTC sales and marketing                   75           92          131          147
       International sales and marketing                 759          746        1,419        1,636
                                                     -------      -------      -------      -------
              Total sales and marketing                2,251        2,469        4,473        5,012
              As a percentage of sales                  21.8%        21.9%        22.2%        25.1%

General and administrative                             1,551        1,233        2,756        2,390
As a percentage of sales                                15.0%        11.0%        13.7%        11.9%
                                                     =======      =======      =======      =======

Restructuring costs                                      267                       687
As a percentage of sales                                 2.5%         0.0%         3.4%         0.0%
                                                     =======      =======      =======      =======

Total operating expenses                             $ 6,136      $ 5,739      $12,030      $11,186
As a percentage of sales                                59.3%        51.0%        59.7%        55.9%
                                                     =======      =======      =======      =======

Total operating expenses excluding
        contract research and restructuring          $ 4,946      $ 5,181      $ 9,531      $10,157
As a percentage of sales                                47.8%        46.0%        47.3%        50.8%
                                                     =======      =======      =======      =======



Operating expenses increased $397,000 in the current quarter over the prior year level. This was a result of expenses related to management changes made during the quarter and restructuring costs associated with the Company's product rationalization program, offset in part by reductions in marketing expenditures.

Research and Development. Research and development expense reflects increased contract research expense due to the October 1997 commencement of the second program with Glaxo Wellcome for the development of the two point-of-care diagnostic tests to detect genital herpes; this program was not present in the prior year period. Spending on Quidel research projects dropped from $1.5 million in 1997 to $1.1 million in 1998.

Sales and Marketing. Sales and marketing efficiency remained unchanged in the quarter as reflected by the total expense as a percent of sales. Sales and marketing expenditures declined to $2.3 million in 1998 from $2.5 million in 1997. Marketing costs were down 41% from the prior period due to temporary reductions in staffing and programs.

General and Administrative. General and administrative expense as a percent of sales increased 4% in the current quarter to $1.6 million from $1.2 million for the second quarter of 1997. The 1998 increases were primarily costs associated with management personnel transition costs, outside consulting and increases in information technology personnel to support conversion to a new business software platform.

Net Income (Loss). The net loss for the quarter primarily resulted from decreases in sales and gross profit, costs associated with management changes in sales, finance and human resources, and the restructuring cost related to the Company's product rationalization program.

Liquidity and Capital Resources. At September 30, 1998, the Company had cash and cash equivalents of $8,615,000, compared to $9,720,000 at March 31, 1998. During the six months ended September 30, 1998 the Company generated $1,542,000 in cash from operating activities. Net cash used as a result of the increase in inventory and payment of accounts payable and the net loss was more than offset by non-cash depreciation and amortization, and the reduction in accounts receivable.

Net cash used for investment activities of $2,628,000 related primarily to $2,570,000 in capital expenditures for equipment and improvements to increase production capacity and reduce product manufacturing cost.

Net cash used in financing activities totaled $19,000, primarily related to $99,000 in debt repayment offset by $80,000 in proceeds from the exercise of employee stock options.

QUIDEL's principal capital requirements are currently for working capital. These requirements fluctuate as a result of numerous factors, such as the extent to which the Company uses or generates cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of its products. Based on its current cash position and its current assessment of future operating results, management believes that its existing sources of liquidity should be adequate to meet its operating needs for the next 12 months.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. For example, the year "1998" would be represented by "98". These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements without material cost or expense. The Company has an enterprise resource planning ("ERP") project underway, which will replace the majority of the management information systems currently utilized by the Company by April 1999. This system is certified by the software vendor to be Year 2000 compliant, but has not yet been tested by the Company. This project was initiated to support the Company's current and future growth plans and is not the result of Year 2000 information technology issues. Plans to address vendor issues and contingency plans are in process. The anticipated costs of any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the availability or cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that Year 2000 compliance problems will not be revealed in the future which could have a material adverse affect on the Company's business, financial condition and results of operations. Many of the Company's customers and suppliers may be affected by Year 2000 issues that may require them to expend significant resources to modify or replace their existing systems. This may result in those customers having reduced funds to purchase the Company's products or in those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all.

Except for the historical information contained herein, the matters discussed in this report are by their nature forward-looking. For the reasons stated in this report or in the Company's other Securities and Exchange Commission filings, or for various unanticipated reasons, actual results may differ materially.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                                                                                            Not Applicable
PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                                                     None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                             None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                       None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE                                                       None
                  OF SECURITY HOLDERS

ITEM 5.    OTHER INFORMATION                                                                     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

              Exhibit
              Number    Exhibit
              ------    -------
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

                3.2 Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on
                        Form 8-K dated June 16, 1995.)

                4.1     Form of Warrant Agreement between Registrant and
                        American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form
                        10-K dated March 31, 1995.)

                4.2     Warrant to Purchase Common Stock issued to Imperial
                        Bank. Issued February 8, 1994, 117,871 shares with an initial exercise price of $5.94 per share. Warrant expires February 8, 1999.(Incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-Q dated
                        December 31, 1993.)

             Exhibit
              Number    Exhibit
              ------    -------
                4.3     Warrant to Purchase 275,000 Shares of Common Stock
                        issued to Genesis Merchant Group Securities on May 16,
                        1995 at an initial exercise price of $4.50 per share.
                        Warrant expires January 15,2000. (Incorporated by
                        reference to Exhibit 10.17 to the Registrant's Form 10-K
                        dated March 31, 1995.) .

                10.25*  Employment Agreement dated September 30,1998 between the
                        Registrant and Glenn Holmes.

                10.26*  Employment Agreement dated September 8,1998 between the
                        Registrant and Steven C. Burke.

                10.27*  Employment Agreement dated September 8,1998 between the
                        Registrant and Darryll J. Getzlaff.

                27*     Financial Data Schedule

                *       Attached hereto.

           (b)    Reports on Form 8-K filed in the second quarter of fiscal 1999
                  None

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




                                            QUIDEL CORPORATION
                                            ------------------------------------
                                            (Registrant)




Date:      November 16, 1998

                                            /s/      ANDRE DE BRUIN
                                            ------------------------------------
                                            ANDRE DE BRUIN
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)



Date:      November 16, 1998                /s/     WILLIAM D. ATHING
                                            ------------------------------------
                                            WILLIAM D. ATHING
                                            Controller
                                            (Chief Accounting Officer)

                                  EXHIBIT INDEX

              Exhibit
              Number    Exhibit
              ------    -------
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

                3.2 Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on
                        Form 8-K dated June 16, 1995.)

                4.1     Form of Warrant Agreement between Registrant and
                        American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form
                        10-K dated March 31, 1995.)

                4.2     Warrant to Purchase Common Stock issued to Imperial
                        Bank. Issued February 8, 1994, 117,871 shares with an initial exercise price of $5.94 per share. Warrant expires February 8, 1999.(Incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-Q dated
                        December 31, 1993.)

                4.3 Warrant to Purchase 275,000 Shares of Common Stock issued to Genesis Merchant Group Securities on May 16,
                        1995 at an initial exercise price of $4.50 per share.
                        Warrant expires January 15,2000. (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K dated March 31, 1995.) .

                10.25*  Employment Agreement dated September 30,1998 between the
                        Registrant and Glenn Holmes.

                10.26*  Employment Agreement dated September 8,1998 between the
                        Registrant and Steven C. Burke.

                10.27*  Employment Agreement dated September 8,1998 between the
                        Registrant and Darryll J. Getzlaff.

                27*     Financial Data Schedule

                *       Attached hereto.

           (b)    Reports on Form 8-K filed in the second quarter of fiscal 1999
                  None