Form 10-Q
period 1998-12-31
QUIDEL CORP /DE/
filed 1999-02-16
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           The number of shares outstanding of the Registrant's Common Stock as of December 31, 1998 was 23,787,882.

                               QUIDEL CORPORATION
                                TABLE OF CONTENTS

                                                                                Page
                                                                              Numbers
PART I - FINANCIAL INFORMATION

      ITEM 1.    Financial Statements

      Condensed Consolidated Balance Sheets
           December 31, 1998 and March 31, 1998..................................3

      Condensed Consolidated Statements of Operations
           Three months ended December 31, 1998 and 1997.........................4

      Condensed Consolidated Statements of Operations
           Nine months ended December 31, 1998 and 1997..........................5

      Condensed Consolidated Statements of Cash Flows
           Nine months ended December 31, 1998 and 1997..........................6

      Notes to Unaudited Condensed Consolidated Financial Statements.............7

      ITEM 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............................9

      ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.....16

PART II - OTHER INFORMATION

      ITEM 1.    Legal Proceedings..............................................16

      ITEM 2.    Changes in Securities and Use of Proceeds......................16

      ITEM 3.    Defaults upon Senior Securities................................16

      ITEM 4.    Submission of Matters to a Vote of Security Holders............16

      ITEM 5.    Other Information..............................................16

      ITEM 6.    Exhibits and Reports on Form 8-K...............................16

Signatures .....................................................................18
Exhibit Index...................................................................19


                               QUIDEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,             MARCH 31,
                                                                                  1998                    1998
                                                                              -------------           -------------
ASSETS                                                                         (Unaudited)
Current assets:
      Cash and cash equivalents ....................................          $   6,012,000           $   9,720,000
      Accounts receivable, net .....................................              8,605,000               8,524,000
      Inventories, at lower of cost (first-in, first-out) or market:
           Raw materials ...........................................              2,999,000               3,190,000
           Work in process .........................................              2,228,000               1,420,000
           Finished goods ..........................................                881,000               1,287,000
                                                                              -------------           -------------
                                                                                  6,108,000               5,897,000
      Prepaid expenses and other current assets ....................                767,000                 540,000
                                                                              -------------           -------------
                Total current assets ...............................             21,492,000              24,681,000

Property and equipment, net ........................................             18,613,000              16,797,000
Deferred tax asset .................................................              2,707,000               2,707,000
Intangible assets, net .............................................              3,181,000               3,466,000
Other assets .......................................................                 98,000                 131,000
                                                                              -------------           -------------
                                                                              $  46,091,000           $  47,782,000
                                                                              =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable .............................................          $   1,840,000           $   3,246,000
      Accrued payroll and related expenses .........................                725,000               1,261,000
      Current portion of long-term debt and obligations
           under capital leases ....................................                177,000                 199,000
      Deferred contract research revenue ...........................              1,473,000               1,690,000
      Accrued royalties ............................................                723,000                 622,000
      Other current liabilities ....................................              1,059,000                 873,000
                                                                              -------------           -------------
                Total current liabilities ..........................              5,997,000               7,891,000

Long-term debt and obligations under capital leases ................              2,873,000               3,002,000

Stockholders' equity:
      Common stock .................................................                 24,000                  24,000
      Additional paid-in capital ...................................            116,648,000             116,564,000
      Accumulated deficit ..........................................            (79,451,000)            (79,699,000)
                                                                              -------------           -------------
           Total stockholders' equity ..............................             37,221,000              36,889,000
                                                                              -------------           -------------
                                                                              $  46,091,000           $  47,782,000
                                                                              =============           =============

See accompanying notes.

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


Three months ended December 31,                           1998                   1997
-----------------------------------------             ------------           ------------
Revenues:
      Net sales ............................          $ 13,746,000           $ 12,447,000
      Research contracts and royalties .....             1,181,000                995,000
                                                      ------------           ------------
                Total revenues .............            14,927,000             13,442,000

Costs and expenses:
      Cost of sales ........................             7,970,000              6,191,000
      Research and development .............             1,902,000              1,888,000
      Sales and marketing ..................             2,330,000              2,621,000
      General and administrative ...........             1,550,000                978,000
                                                      ------------           ------------
                Total costs and expenses ...            13,752,000             11,678,000

Operating income ...........................             1,175,000              1,764,000

Other income and expense:
      Interest and other income ............                85,000                113,000
      Interest and other expense ...........                (6,000)              (122,000)
                                                      ------------           ------------

Income before income taxes .................             1,254,000              1,755,000

Provision for income taxes .................               308,000                 51,000
                                                      ------------           ------------

Net income .................................          $    946,000           $  1,704,000
                                                      ============           ============

Basic and diluted earnings per share .......          $        .04           $        .07
                                                      ============           ============

Shares used in basic per share calculation .            23,788,000             23,714,000
                                                      ============           ============

Shares used in diluted per share calculation            23,796,000             23,991,000
                                                      ============           ============


See accompanying notes.

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


Nine months ended December 31,                                    1998                   1997
----------------------------------------------------          ------------           ------------
Revenues:
      Net sales ....................................          $ 33,893,000           $ 32,448,000
      Research contracts and royalties .............             3,325,000              2,350,000
                                                              ------------           ------------
                Total revenues .....................            37,218,000             34,798,000

Costs and expenses:
      Cost of sales ................................            19,069,000             16,816,000
      Research and development .....................             6,016,000              5,672,000
      Sales and marketing ..........................             6,803,000              7,633,000
      General and administrative ...................             4,306,000              3,368,000
      Restructuring related to European subsidiaries               687,000                     --
                                                              ------------           ------------

                Total costs and expenses ...........            36,881,000             33,489,000

Operating  income ..................................               337,000              1,309,000

Other income and expense:
      Interest and other income ....................               358,000                343,000
      Interest and other expense ...................              (139,000)              (384,000)
                                                              ------------           ------------

Income before income taxes .........................               556,000              1,268,000

Provision for income taxes .........................               308,000                 51,000
                                                              ------------           ------------

Net income .........................................          $    248,000           $  1,217,000
                                                              ============           ============

Basic and diluted earnings per share ...............          $        .01           $        .05
                                                              ============           ============

Shares used in basic per share calculation .........            23,774,000             23,622,000
                                                              ============           ============

Shares used in diluted per share calculation .......            23,811,000             23,873,000
                                                              ============           ============


See accompanying notes.

                               QUIDEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Nine months ended December 31,                                             1998                  1997
------------------------------                                         -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                             $   248,000           $ 1,217,000
      Adjustments to reconcile net income to net cash
           flows provided by operating activities:
           Depreciation and amortization                                 2,482,000             2,308,000
           Changes in operating assets and liabilities:
           Accounts receivable                                             (81,000)              (57,000)
           Inventories                                                    (211,000)           (1,061,000)
           Prepaid expenses and other current assets                      (227,000)              681,000
           Accounts payable                                             (1,406,000)              142,000
           Accrued payroll and related expenses                           (536,000)             (455,000)
           Deferred contract research revenue                             (217,000)                   --
           Accrued royalties                                               101,000               460,000
           Deferred contract research revenue                                                  1,646,000
           Other current liabilities                                       186,000               (42,000)
                                                                       -----------           -----------
           Net cash flows provided by operating activities                 339,000             4,839,000

CASH FLOWS USED FOR INVESTING ACTIVITIES:
      Additions to equipment and improvements                           (3,904,000)           (4,086,000)
           Increase (decrease) in intangible and other assets              (76,000)           (2,465,000)
                                                                       -----------           -----------
           Net cash flows used for investing activities                 (3,980,000)           (6,551,000)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                            84,000               451,000
           Payments on notes payable, long term debt and
           obligations under capital leases                               (151,000)             (137,000)
                                                                       -----------           -----------
           Net cash flows used for financing activities                    (67,000)              314,000

Net decrease in cash and cash equivalents                               (3,708,000)           (1,398,000)

Cash and cash equivalents at beginning of period                         9,720,000           10,096,0000
                                                                       -----------           -----------

Cash and cash equivalents at end of period                             $ 6,012,000           $ 8,698,000
                                                                       ===========           ===========

Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                         $   231,000           $   250,000
                                                                       ===========           ===========
      Income taxes paid during the period                              $    86,000           $    13,000
                                                                       ===========           ===========



See accompanying notes.

                               QUIDEL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.          Basis of Presentation

           QUIDEL Corporation ("QUIDEL" or the "Company") discovers, develops, manufactures and markets diagnostic products for human health care. The unaudited financial information included herein is condensed and has been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently it does not include all generally accepted accounting disclosures required for complete annual financial statements. The condensed financial information contains, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows. The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

           NEW ACCOUNTING STANDARDS In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which the Company is required to adopt for fiscal 1999. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption of SFAS 130, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. During the first three quarters of fiscal 1999 and for all of fiscal 1998 the components of comprehensive income are immaterial.

           In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which the Company is required to adopt for fiscal 1999 annual financial statements. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Except for the historical information contained herein, the matters discussed in this report are by their nature forward-looking. Disclosures which use words such as the Company "believes", "anticipates" or "expects" or use similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and for the reasons stated in this report or in the Company's other Securities and Exchange Commission filings, or for various unanticipated reasons, actual results may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements. The Company's operating results may continue to fluctuate on a quarter-to-quarter basis as a result of a number of factors, including seasonality, the competitive and economic factors affecting the Company's domestic and international markets, actions of major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration ("FDA"), and the degree of acceptance that our new products achieve during the year. Readers are urged to carefully review and consider the various disclosures made by the Company in this report which seek to advise interested parties of the risks and other factors that affect the Company's business. All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.


Results of Operations. The Company's financial results for the third quarter ended December 31, 1998 were impacted by an increase in net sales of 10% from the prior year's period. Net income for the quarter was $946,000 or $.04 per share, compared to net income of $1,704,000 or $.07 per share in the third quarter of the prior year.

                    NET SALES TRENDS BY MAJOR SALES CHANNELS

                                                                            INCREASE.                                  INCREASE.
PERIODS ENDED DECEMBER 31,                             THREE  MONTHS       (DECREASE)          NINE  MONTHS            (DECREASE)
(IN THOUSANDS)                                      1998         1997          %            1998           1997            %
                                                   -------      -------    ---------       -------        -------       -------
Domestic sales:
       Professional sales                          $ 8,160      $ 8,075           1%       $21,226        $21,443            (1)%
       OTC, OEM and Clinical lab                     2,745        1,295         112%        4,586          2,840             61%
                                                   -------      -------     -------        -------        -------       -------
                       Total domestic sales         10,905        9,370          16%        25,812         24,283             6%
                     Percent of  total sales            79%          75%                        76%            75%

                                                   -------      -------     -------        -------        -------       -------
International sales:
        Export sales                                 2,186        1,766          24%         5,299          4,746            12%
        European subsidiary sales                      655        1,311         (50)%        2,782          3,419           (19)%
                                                   -------      -------     -------        -------        -------       -------
                 Total International sales           2,841        3,077          (8)%        8,081          8,165            (1)%
                      Percent of total sales            21%          25%                        24%            25%
                                                   -------      -------     -------        -------        -------       -------
                        Total net sales            $13,746      $12,447          10%       $33,893        $32,448             4%
                                                   =======      =======     =======        =======        =======       =======


Overall sales for the third quarter increased $1,299,000 or 10% over the same period last year. U.S. Professional sales rose to $8,160,000 in 1998, from $8,075,000 in 1997. Recently launched new products accounted for the 112% increase in our OTC, OEM and Clinical Lab market segment. Year to date sales reached $33 million, reflecting a 4% increase over the prior year.


International sales were down 8% from the prior year's period. European subsidiary sales dropped 50% due to the closing of the Company's sales subsidiaries in France, The Netherlands and Spain. Sales in these markets are expected to continue through new distribution partners. The shift from direct to distributor sales will initially result in lower sales and gross profit, due to reduced unit sales prices to the distributor. The impact of the gross profit reduction is expected to be offset by reduced subsidiary sales, marketing, and administrative expenses.


           REVENUE FROM RESEARCH CONTRACTS, LICENSE FEES AND ROYALTIES

PERIODS ENDED DECEMBER 31,                   THREE  MONTHS                 NINE  MONTHS
(IN THOUSANDS)                            1998             1997         1998          1997
                                        -------           -----        -------      -------
Contract research and development       $ 1,092           $ 892        $ 3,090      $ 2,192
License Fees                                 75              50            200           75
Royalty income                               14              53             35           83
                                        -------           -----        -------      -------
     Total                              $ 1,181           $ 995        $ 3,325      $ 2,350
                                        =======           =====        =======      =======


Revenue from research contracts and royalties is principally related to revenue from the Glaxo influenza and herpes diagnostic product development programs which commenced in March 1996 and October 1997, respectively. If successful, the products developed under these programs are expected to be submitted to the FDA for marketing approval during the second half of calendar year 1999. The amount of contract research revenue recognized is substantially equal to the sum of the direct program research cost (see Operating Expenses, below) and allocated support service cost.

                         COST OF SALES AND GROSS PROFIT


PERIODS ENDED DECEMBER 31,                                   THREE MONTHS                           NINE MONTHS
(IN THOUSANDS)                                          1998               1997               1998                1997
                                                      ---------          ---------          ---------           ---------
Direct Cost - material, labor and other
             variable cost                            $   5,485          $   4,273          $  12,425           $  11,575
As a percentage of sales                                   39.9%              34.3%              36.7%               35.7%
Royalty expense - patent licenses                           687                565              1,662               1,465
As a percentage of sales                                    5.0%               4.5%               4.9%                4.5%
                                                      ---------          ---------          ---------           ---------

Total direct cost                                         6,172              4,838             14,087              13,040
As a percentage of sales                                   44.9%              38.8%              41.6%               40.2%
                                                      ---------          ---------          ---------           ---------

Direct Margin - contribution per sales dollar              55.1%              61.2%              58.4%               59.8%

Manufacturing overhead cost                               1,798              1,353              4,982               3,776
As a percentage of sales                                   13.1%              10.9%              14.7%               11.6%
                                                      ---------          ---------          ---------           ---------

             Total cost of sales                          7,970              6,191             19,069              16,816

Gross profit                                          $   5,776          $   6,256          $  14,824           $  15,632
As a percentage of sales                                   42.0%              50.3%              43.7%               48.2%
                                                      =========          =========          =========           =========



Gross profit as a percentage of sales declined to 42.0%, which represents a decrease of 8.3 percentage points from the prior year's level. The average direct margin percentage provided by products sold decreased 6.1% to 55.1%. This decrease resulted from changes in product mix, cost increases in scrap and unfavorable production cost variances. Manufacturing overhead cost increased as a result of expanded production capacity, production supervision to cover multiple shift operations, and the addition of purchasing and engineering support staff.

                               OPERATING EXPENSES

PERIODS ENDED DECEMBER 31,                                        THREE MONTHS                         NINE MONTHS
(IN THOUSANDS)                                                1998              1997              1998              1997
                                                            -------           -------           -------           -------
Research and development
         Quidel research projects                           $   943           $ 1,034           $ 3,245           $ 3,789
                 As a percentage of sales                       6.9%              8.2%              9.6%             11.7%
         Contract research---direct costs                       959               854             2,771             1,883
                 As a percentage of sales                       7.0%              6.9%              8.2%              5.8%
                                                            -------           -------           -------           -------
                 Total research and development               1,902              1888             6,016             5,672
                 As a percentage of sales                      13.9%             15.2%             17.8%             17.5%

Sales and marketing
         Domestic professional sales and marketing            1,735             1,645             4,658             4,874
         Domestic OTC sales and marketing                        36                83               167               230
         International sales and marketing                      559               893             1,978             2,529
                                                            -------           -------           -------           -------
                 Total sales and marketing                    2,330             2,621             6,803             7,633
                 As a percentage of sales                      17.0%             21.1%             20.1%             23.5%

General and administrative                                    1,550               978             4,306             3,368
As a percentage of sales                                       11.3%              7.9%             12.7%             10.4%
                                                            =======           =======           =======           =======

Restructuring costs                                              --                --               687                --
As a percentage of sales                                        0.0%              0.0%              2.0%              0.0%
                                                            =======           =======           =======           =======

Total operating expenses                                    $ 5,782           $ 5,487           $17,812           $16,673
As a percentage of sales                                       42.2%             44.1%             52.6%             51.4%
                                                            =======           =======           =======           =======

Total operating expenses excluding
          contract research and restructuring               $ 4,823           $ 4,633           $14,354           $14,790
As a percentage of sales                                       35.1%             37.2%             42.4%             45.6%
                                                            =======           =======           =======           =======

Operating expenses increased $295,000 in the current quarter over the prior year level. This was a result of relocation and recruitment expenses related to management changes made during the prior quarter, offset in part by reductions in marketing expenditures.

Research and Development. Research and development expense reflects increased contract research expense due to added pre-clinical production costs. Spending on Quidel research projects dropped from $1.0 million in 1997 to $.9 million in 1998.

Sales and Marketing. Sales and marketing expenditures declined to $2.3 million in 1998, from $2.6 million in 1997. The closure of the Company's international subsidiaries was primarily responsible for the reduction.

General and Administrative. General and administrative expense as a percent of sales increased 3.4% in the current quarter to $1.6 million, from $1.0 million for the third quarter of 1997. The 1998 increases were primarily costs associated with management personnel transition costs, outside consulting and increases in information technology personnel to support conversion to a new business software platform.

Provision (Benefit) for Income Taxes In the fourth quarter of fiscal 1998, the Company recorded a partial benefit of its net operating loss ("NOL") carryforwards through a reduction in the valuation allowance of deferred tax assets, as the realization of such assets became probable. The recognition of this asset provided a tax credit, which increased net income by $2,707,000. The amount of the net deferred tax asset estimated to be recoverable was based on the Company's assessment of near-term operations.

In periods prior to the fourth quarter of fiscal 1998, the Company recognized the tax benefit of its NOL carryforward only as income was earned, the impact of which reduced the effective income tax rate to be equivalent to the alternative minimum tax rate of approximately three percent. In fiscal 1999, the Company has recorded an income tax provision at the normal statutory tax rate, currently amounting to approximately forty percent of pre-income tax. The effective tax rate for the Company in first nine months of fiscal 1999 is 55%, due to losses in the closed foreign subsidiaries, which could not be offset against domestic earnings.

During the fourth quarter of fiscal 1999, the Company will reassess the estimated valuation allowance required to reduce deferred tax assets, in accordance with the Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109"), to an amount the Company believes appropriate. At the beginning of the fiscal year, the valuation allowance for deferred taxes was $ 27,066,000.


Net Income. The quarter's $946,000 ($.04 per share) net income was $758,000 below the $1,704,000 ($.07 per share) net income of the comparable prior year period. Net income during the third quarter of fiscal 1999 was reduced by $308,000, related to income taxes, compared to $51,000 in the third quarter of fiscal 1998. Results for the nine months ended December 31 reflect net income of $248,000 or $.01 cents per share, as compared to net income of $1,217,000 or $.05 per share, in the prior year period.

Liquidity and Capital Resources. At December 31, 1998, the Company had cash and cash equivalents of $6,012,000, compared to $9,720,000 at March 31, 1998. During the nine months ended December 31, 1998, the Company generated $339,000 in cash from operating activities. Net cash provided by operating activities reflects cash generated from net income, the non-cash impact of depreciation and amortization offset by decreases in accounts payable, and accrued payroll and related expenses.

Net cash used for investment activities of $3,980,000 related primarily to $3,904,000 in capital expenditures for equipment and improvements to increase production capacity and reduce product manufacturing cost.

Net cash used in financing activities totaled $67,000, primarily related to $151,000 in debt repayment offset by $84,000 in proceeds from the exercise of employee stock options.

QUIDEL's principal capital requirements are currently for working capital. These requirements fluctuate as a result of numerous factors, such as the extent to which the Company uses or generates cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of its products. Based on its current cash position and its current assessment of future operating results, management believes that its existing sources of liquidity should be adequate to meet its operating needs for the next twelve months.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. For example, the year "1998" would be represented by "98". These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements without material cost or expense. The Company has an enterprise resource planning ("ERP") project underway which will replace the majority of the management information systems currently utilized by the Company by September 1999. This system is certified by the software vendor to be Year 2000 compliant, but has not yet been tested by the Company. This project was initiated to support the Company's current and future growth plans and is not the result of Year 2000 information technology issues. Plans to address vendor issues and contingency plans are in process. The anticipated costs of any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability or cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that Year 2000 compliance problems will not be revealed in the future, which could have a material adverse affect on the Company's business, financial condition and results of operations. Many of the Company's customers and suppliers may be affected by Year 2000 issues that may require them to expend significant resources to modify or replace their existing systems. This may result in those customers having reduced funds to purchase the Company's products or in those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all.

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

4.4 Rights Agreement dated as of December 31,1996, by and between the Registrant and American Stock Transfer and Trust Company, as Rights
        Agent (Incorporated by reference to Exhibit 1 to the Registrants
        Registration Statement on Form 8-A (SEC File No. 000-10961) filed with the SEC on January 14,1997)

10.28*  Employment Agreement dated December 14,1998 between the Registrant and
        Charles J. Cashion, Chief Financial Officer of Registrant.

10.29*  Employment Agreement dated September 1,1998 between the Registrant and
        Charles Bowden, Chief Medical Officer of Registrant.

27*     Financial Data Schedule

*       Attached hereto.

(b)     Reports on Form 8-K filed in the third quarter of fiscal 1999 None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUIDEL CORPORATION
                                        (Registrant)


Date:  February 12, 1999

                                        /s/      ANDRE DE BRUIN
                                        ---------------------------------------
                                        ANDRE DE BRUIN
                                        President and Chief Executive Officer
                                        (Principle Executive Officer)


Date:  February 12, 1999

                                        /s/      CHARLES J. CASHION
                                        ---------------------------------------
                                        CHARLES J. CASHION
                                        Senior Vice President Corporate
                                        Operations, Chief Financial Officer and
                                        Secretary
                                        (Chief Financial Officer)




Date:   February 12, 1998               /s/     WILLIAM D. ATHING
                                        ---------------------------------------
                                        WILLIAM D. ATHING
                                        Controller
                                        (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number               Exhibit

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

4.4 Rights Agreement dated as of December 31,1996, by and between the Registrant and American Stock Transfer and Trust Company, as Rights
        Agent. (Incorporated by reference to Exhibit 1 to the Registrants
        Registration Statement on Form 8-A (SEC File No. 000-10961) filed with the SEC on January 14, 1997.)

10.28*  Employment Agreement dated December 14, 1998 between the Registrant and
        Charles J. Cashion.

10.29*  Employment Agreement dated September 1, 1998 between the Registrant and
        Charles Bowden, Chief Medical Officer of Registrant.

27*     Financial Data Schedule

*       Attached hereto.

(b)     Reports on Form 8-K filed in the third quarter of fiscal 1999 None