Form 10-K
period 1999-03-31
QUIDEL CORP /DE/
filed 1999-06-29
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

__X__           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                      For fiscal year ended March 31, 1999

                                       OR
_____        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-10961

                               QUIDEL CORPORATION
             (Exact name of Registrant as specified in its charter)

   DELAWARE                           325900                     94-2573850
 (State or other jurisdiction   (Standard Industrial        (I.R.S. Employer
or incorporation or organization)  Classification)        Identification No.)

10165 McKellar Court,
San Diego, California
(Address of principal                                              92121
 executive offices)                                               (zip code)


        Registrant's telephone number, including area code (619) 552-1100
        Securities registered pursuant to Section 12(b) of the Act: NONE
             Securities registered pursuant to Section 12(g) of the
                      Act: Common Stock, $0.001 par value



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No __ ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $57,632,421 based upon the closing sales price of the Registrant's comon stock on June 18, 1999 as reported on the Nasdaq National Market. For the purposes of this calculation, shares owned by directors and officers have been deemed to be owned by affiliates.

The number of shares outstanding of the Registrant's Common Stock as of June 18, 1999 was 23,822,491.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 27, 1999 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year ended March 31, 1999 ("Fiscal 99"), is incorporated by reference as provided in Part III.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. Difference in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by United States Food and Drug Administration ("FDA"), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may", "will", "should", "might", "expect", "anticipate", "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described under "Business Risks" and in other sections of this report and in other reports and registration statements of Quidel filed with the Securities and Exchange Commission from time to time should be carefully considered.

PART I

Item 1.  BUSINESS

Quidel discovers, develops, manufactures and markets point-of-care ("POC") rapid diagnostics for detection of human medical conditions and illnesses. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions in the areas of women's health and infectious diseases. Quidel's products are sold to professionals for use in the physician's office and clinical laboratory, and to consumers through organizations that provide private, store brand products.

Quidel commenced its operations in 1979 and launched its first products, dipstick-based pregnancy tests, in 1984. The product base has expanded through internal development and acquisitions of other products in the areas of pregnancy and ovulation, infectious disease, allergy and autoimmune products for professional research and home use. Quidel markets its products worldwide through a network of national and regional distributors, supported by a direct sales force in the United States.

On June 10, 1998, the Board of Directors announced that Andre de Bruin, Vice Chairman of the Board, and then a part-time employee, had been appointed President and Chief Executive Officer. Additional changes to the management team were made in September 1998 when Darryll Getzlaff, Vice President of Human Resources, Glenn Holmes, Vice President of Sales and Marketing and Steven Burke, Vice President of Finance and Administration and Chief Financial Officer resigned from the Company. The Company then formed two separate and distinct business units, Women's Health and Infectious Diseases, to more effectively capitalize on the core competencies of the Company. To oversee the two business units, Donna McGill was hired as Vice President, Women's Health, and Dr. Charles Bowden, was hired as Chief Medical Officer and Vice President, Infectious Diseases. In addition, Robert Buchs was hired as Vice President, Sales and Distribution Management and Charles Cashion was hired as Senior Vice President, Corporate Operations, Chief Financial Officer and Secretary.

International subsidiary losses led to the decision in fiscal 1998 to discontinue the operations of certain European subsidiaries and continue sales in these areas through distributors. As a result, a charge of approximately $440,000 in restructuring costs was recorded in the first quarter of fiscal 1999.

During the second quarter of fiscal 1999, a product rationalization program was completed. Existing product lines were assessed for profitability and ongoing strategic contribution. Unprofitable or low volume products were discontinued or considered for sale. A charge of approximately $397,000 was recorded in the second quarter to account for this program, as well as expenses associated with management changes and organizational restructuring.

In the second half of fiscal 1999, Quidel developed a new strategic plan. This plan focused on improving the financial performance of the existing operations, as well as identifying licensing and acquisition opportunities, and forming additional collaborations with pharmaceutical and other health care companies. The mission for fiscal 2000 and beyond is to establish the Company as a leader in POC rapid diagnostics for women's health and infectious diseases at the POC.

The implementation of a more sophisticated enterprise-wide computer operating system began during fiscal 1999. With this new system, the operations of the business are expected to become more efficient due to the streamlining of processes and procedures, many of which are currently being performed manually. The information to be provided from this system will assist management with day-to-day operating decisions.

In June 1999, the Company announced that it signed a definitive agreement to acquire Metra Biosystems, Inc. ("Metra") for approximately $22.9 million, or $1.78 per share based upon 12,852,248 shares outstanding, including vested options, in an all cash tender offer. Metra is a world leader in the diagnosis and detection of bone loss for the management of osteoporosis and other bone diseases. Completion of the tender offer is expected by the end of July 1999, and is subject to 90% of the shares being tendered, execution of retention agreements by key employees, a minimum cash balance at closing and other customary closing conditions. At the close of the tender offer, it is anticipated that the total consolidation and transaction costs to the Company will be approximately $8 million, net of Metra's estimated cash of approximately $19 million. The tender offer will be financed from our cash reserves, proceeds from a short-term bank loan and proceeds from a revolving line of credit. The short-term bank loan will be repaid with the Metra cash acquired, while the line of credit will be repaid with the proceeds of the contemplated sale and leaseback of the Quidel corporate facility.

The Company's executive offices are located at 10165 McKellar Court, San Diego, California 92121 and its telephone number is (619) 552-1100.

DIAGNOSTIC TEST KIT INDUSTRY OVERVIEW
THE OVERALL MARKET FOR IN-VITRO DIAGNOSTICS

The worldwide market for IN-VITRO Diagnostic ("IVD") products is segmented by the application of the underlying technology involved in a test, with the largest segments being clinical chemistry and immunodiagnostics, accounting for about 25% and 30% of the total IVD market, respectively. Geographically, North America accounts for approximately 40% of the IVD market, while Europe, Japan and the rest of the world account for approximately 33%, 13% and 14% of the IVD market respectively.

The customers for IVD products are varied, but are dominated by large centralized laboratories, either independent or in a hospital. In the U.S., central laboratories represent only 10% of total number of testing facilities, but account for 70% of test volume and 80% of revenues.

From a health care provider's standpoint, the diagnostic testing process typically involves obtaining a specimen sample of blood, urine or other substance from the patient and sending the sample to a central laboratory. Typically, the health care provider receives the results several hours or even days after seeing the patient. The result of this process is that the diagnostic test is generally disconnected from the immediate care and dialogue between a health care provider and a patient.

Three basic factors have driven the market for central laboratory testing: 1) technical requirements for accurate testing often require sophisticated and expensive equipment; 2) the cost to run a test on these large scale instruments is low; and 3) the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") and subsequent Health Care Financing Administration regulations subject all laboratories, regardless of size, to strict standards. Many physicians and smaller laboratories found these regulations prohibitively expensive and stopped testing in the early 1990's. Together, these factors have led to the current dominance of centralized laboratories in diagnostic testing.

The over-the-counter ("OTC") market for self-testing has been affected by these trends. The U.S. OTC market was estimated to be approximately $1.9 billion in 1998 and is estimated to grow to $3.5 billion in five years. Two test categories, pregnancy and glucose monitoring for diabetes, dominate this market.

THE POINT-OF-CARE MARKET

Point-of-care testing for certain diagnostic parameters is rapidly becoming an accepted adjunct to central laboratory and self-testing. The POC market is comprised of two general segments: hospital testing and decentralized testing in non-institutional settings. Hospital POC testing is a growing practice and is generally an extension of the hospital's central laboratory. A number of diagnostic tests are conducted in the hospital and are more effectively completed at the patient bedside, laboratory or in the emergency room . Examples of rapid turnaround diagnostics include strep throat tests and pregnancy tests.

Decentralized testing consists of physician's office laboratories, nursing homes, pharmacies and other non-institutional, ambulatory settings in which health care providers perform diagnostic tests. The decentralized POC market encompasses a large variety of IVD products ranging from sophisticated instrumented diagnostic systems serving larger group practices to single-use, disposable tests for physician's office. POC testing in both the hospital and decentralized segments are increasing in popularity due to their clinical benefit and cost-effectiveness.

Overall, the POC market worldwide was estimated to be about $900 million in 1998, with 60% of the market in the United States, 30% in Europe and 5% in Asia/Japan. The growth in POC testing is in part the result of evolving technological improvements creating easy-to-use, high quality tests capable of being excluded from CLIA regulations ("waived"), and thereby available to the estimated 36,000 office laboratories approved to conduct CLIA waived tests. In 1997, 93% of family practice physicians reported having laboratories in their offices for POC tests and the number of physicians using the CLIA waived POC tests is increasing by approximately 500 laboratories a year.

BUSINESS STRATEGY

Quidel believes that the trend among health care providers to adopt POC testing is increasing, and demographic changes and reimbursement policies will increase growth in this diagnostic category. More and more employers, health plans, and payers are recognizing that POC is a primary focal point for improving the quality of care, patient satisfaction and cost effectiveness of health care delivery. Further, improvements in technology are resulting in a growing number of diagnostic tests that combine high levels of accuracy with rapid, easy to use product formats. It is Quidel's mission to establish a significant global leadership position in POC rapid diagnostics for women's health and infectious diseases. In order to accomplish this mission, Quidel has defined the following strategic goals:

- Focusing on expanding market share in core business segments of women's health and infectious diseases and divesting unrelated products,
- Improving profit margins through improved product pricing and operational efficiencies,
- Securing a stronger product pipeline from internal research and development,
- Pursuing licensing and acquisitions opportunities, when financially and strategically attractive, such as the recently announced cash tender offer to purchase Metra Biosystems, Inc., (as further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations),
- Launching influenza and herpes simplex virus ("HSV") POC rapid diagnostic tests on a worldwide basis in conjunction with our development partner, Glaxo Group, Ltd., ("Glaxo Wellcome") a wholly owned subsidiary of Glaxo Wellcome, PLC,
- Expanding development and marketing collaborations with large pharmaceutical and other health care companies to promote the Test and Treat(TM) strategy, whereby Quidel's rapid diagnostics are used with another company's therapeutic to facilitate immediate intervention, thereby reducing cost and improving patient care,
- Expanding international sales through external alliances and collaborations.

TECHNOLOGY

Quidel incorporates antibody technology and biochemistry into uniquely designed and engineered products. Quidel has developed or licensed four primary delivery system formats: dipsticks, flow-through cassettes, microwell tests and a one-step lateral flow delivery system. Although each is based on the same general antibody-antigen based approach, the four formats differ in terms of speed, ease-of-use and sensitivity, and, as a result, address the particular needs of different end-user markets. The general antibody-antigen based approach used in Quidel's products uses commercially produced protein molecules called antibodies, which react with or bind to specific antigens, such as viruses, bacteria, hormones, drugs, and other antibodies. The antibodies produced in response to a particular antigen bind specifically to that antigen. This characteristic allows antibodies to be used in a wide range of diagnostic applications.

The ability to detect the binding of antibodies to target antigens forms the basis for immunoassay testing used in Quidel's products. In immunoassays, antibodies are typically deposited onto a particle or solid surface. A chemical label is then either incorporated onto the solid substrate or added separately once the solid substrate has been exposed to the test sample. If the target antigen is present in the test sample, the chemical label produces a visually identifiable color change in response to the resulting antibody reaction with the antigen. This provides a clear color endpoint for easy visual verification of the test results without the need for instrumentation.

PRODUCTS

Quidel provides rapid point-of-care diagnostic tests under the following brand names: Q-TEST(R), QUICKVUE(R), OVUQUICK(R), CONCEIVE(R), CARDS(R), OVUKIT(R) AND RAPID VUE(R). Quidel's rapid POC diagnostic tests are directed at the following medical and wellness product markets:

- PREGNANCY TESTS. The early detection of pregnancy allows the physician and patient to institute proper prenatal care, helping to ensure the health of both the developing embryo and the mother. Pregnancy tests are also used to "rule out" pregnancy before conducting certain clinical procedures or administering certain medications. Pregnancy test sales, including tests sold to physicians, other health care organizations and through private store brand labels, represented approximately 40% of total net sales in fiscal 1999.
- OVULATION PREDICTION. Tests in this category are for women affected by infertility or the desire to control the timing of their pregnancies. These tests predict or confirm the occurrence of ovulation and are used by primary care physicians, fertility specialists and the consumer. Ovulation prediction test sales, including tests sold OTC, to physicians, and to other health care organizations, represented approximately 8% of fiscal 1999 net sales.
- GROUP A STREPTOCOCCI. Each year millions of people in the United States are tested for Group A streptococcal infections, commonly referred to as "strep throat." Group A streptococci are bacterium that typically cause illnesses such as tonsillitis, pharyngitis and scarlet fever which, if left untreated, can progress to complications such as rheumatic fever. Sales of strep A products represented approximately 30% of fiscal 1999 net sales.
- H. PYLORI. HELICOBACTER PYLORI ("H. PYLORI") is the bacterium believed to be associated with 80% of the five million ulcers in the United States. H. PYLORI is implicated in chronic gastritis and is recognized by the World Health Organization as a Class 1 carcinogen that may increase a person's risk of developing stomach cancer. Once the H. PYLORI infection is detected, antibiotic therapy is administered to kill the organism and promote a cure of the ulcer condition. Quidel's rapid test utilizes whole blood samples from a finger prick. It is a serological test that measures antibodies circulating in the blood caused by the H. PYLORI infection. Quidel's H. PYLORI test, which was the first to receive CLIA-waived status, has progressively increased in sales and accounted for approximately 9% of total net sales in fiscal 1999.
- OTHER INFECTIOUS DISEASE PRODUCTS INCLUDING CHLAMYDIA AND INFECTIOUS MONONUCLEOSIS. The chlamydia organism is responsible for the most widespread sexually transmitted disease in the United States. Over one-half of infected women do not have symptoms and left untreated, chlamydia can cause sterility. Infectious mononucleosis can be severely debilitating to immune-suppressed groups, including the elderly, if it is not diagnosed and treated promptly. Quidel's other infectious disease products represented approximately 5% of fiscal 1999 net sales.
- OTHER PRODUCTS. The remaining 8% of fiscal 1999 net sales include allergy screening tests, clinical laboratory tests used in the measurement of circulating immune complexes and veterinary products produced under outside contracts.

PRODUCTS UNDER DEVELOPMENT

- INFLUENZA A/B. This diagnostic test is under development through a fully-funded collaboration with Glaxo Wellcome for the diagnosis and treatment of influenza at POC. The test is a rapid, single step, diagnostic test for the detection of influenza A and B, the two most common types of the virus. Using Quidel's test and treat approach, this influenza test is expected to be used in conjunction with a Glaxo Wellcome therapeutic product. The test was filed for FDA clearance in May 1999, and pending clearance, it is scheduled to launch worldwide in the fall of 1999.

- HERPES SIMPLEX VIRUS ("HSV") 1 AND 2. The HSV 1 and 2 tests, also being developed under a fully-funded collaboration with Glaxo Wellcome, will detect the presence of the HSV antibody in the blood, as well as the presence of the antigen directly from the genital or oral lesion. HSV is epidemic, spreading at an estimated rate of a half million people per year. One in six people in the United States between the ages of 15 and 74 is infected with HSV type 2, the virus commonly associated with genital herpes. The HSV diagnostic tests are designed to be used in conjunction with a Glaxo Wellcome therapeutic product and applications for FDA clearance for both the antibody and antigen tests are expected to be filed in 2000.

PRODUCT LIFE CYCLES

Quidel's operating results can be significantly affected by the phase-out of older products near the end of their product life cycles, as well as the timing and success of new product introductions. The ability to compete successfully in the rapid diagnostics market depends on the continual development and introduction of new products and the improvement of existing products.

SEASONALITY

Sales levels for several products are affected by seasonal demand trends. Group A strep tests, for example, are used primarily in the fall and winter. As a result of these demand trends, Quidel generally achieves lower operating results in the first and second quarters and higher operating results in the third and fourth quarters of the fiscal year.

RESEARCH AND DEVELOPMENT

Quidel is focusing its research and development efforts on two areas: 1) the creation of improved products and new products for its existing markets and
2) products developed under pharmaceutical company and other collaborations for new markets. These collaborations were undertaken with the goal of creating differential diagnostics for use in identifying patients most likely to benefit from the therapeutic product provided by the pharmaceutical company. With this test and treat approach, it is believed that costs related to inappropriate therapy can be avoided, while increasing the effectiveness of patient treatment.

Quidel's most significant research collaborations are focused on the development of an influenza A and B diagnostic test and tests to detect HSV, both of which are funded under an agreement with Glaxo Wellcome. If these programs are successfully completed, the resulting diagnostics tests will be sold under the Quidel brand name. In return for funding this development, Glaxo Wellcome will receive royalties on the sales of these products.

MARKETING AND DISTRIBUTION

In contrast to the central laboratory market, the domestic POC market is highly fragmented, with many small customers, rather than a few large customers. Quidel has designed its business around serving the unique needs of this market segment. To reach these customers, a network of national and regional distributors is utilized, which are supported by Quidel's sales force.

Quidel has developed priority status with many of the major distributors in the United States, resulting in many of its products being the preferred products these distributors offer.

Internationally, the use of rapid POC diagnostic tests, the acceptance of testing outside the central laboratory and the consumer interest in OTC and self-test products differ considerably. Quidel's international sales are substantially lower than domestic sales as a percentage of its total business. Some of this difference is due to the fact that the POC market is more developed in the United States relative to the overall IVD market in other countries. Also, Quidel's ability to address the international markets is reduced due to limited resources and capital.

MANUFACTURING

Quidel's manufacturing facilities, located in San Diego, California, consist of laboratories devoted to tissue culture and immunochemistry, and production areas dedicated to assembly and packaging. In the manufacturing process, biological, chemical and packaging supplies and equipment are used, which are generally available from several competing suppliers.

Quidel's manufacturing is conducted in compliance with the Quality System Requirements ("QSR") (formerly Good Manufacturing Practices) of the FDA governing the manufacture of medical devices. The manufacturing facility has been registered with the FDA and the Department of Health Services of the State of California, and has passed routine federal and state inspections confirming compliance with the QSR regulatory requirements for IVD diagnostic products.

The manufacture of medical diagnostic products is difficult, particularly with respect to the stability and consistency of complex biological components. Because of these complexities, manufacturing difficulties occasionally occur that delay the introduction of products, result in excess manufacturing costs or require the replacement of products already introduced into the distribution channel.

GOVERNMENT REGULATION

The testing, manufacture and sale of Quidel's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. A company will not be able to commence marketing or commercial sales in the United States of new products under development until it receives clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request a recall, repair, replacement or refund of the cost of any device manufactured or distributed.

In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to the QSR; Class II devices are subject to special controls (e.g., performance standards, premarket notification, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life sustaining, life supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices).

Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance through clearance of a premarket notification ("510(k)") submission or approval of a premarket approval ("PMA") application. A PMA application must be filed if a proposed device is a new device not substantially equivalent to a legally marketed Class I or Class II device, or if it is a pre-amendment Class III device for which the FDA has called for a PMA, or if the device raises new questions of safety and effectiveness. A 510(k) premarket clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-amendment Class III medical device for which the FDA has not called for a PMA. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases, requiring submission of extensive clinical data. It generally takes from three to 12 months from submission to obtain 510(k) premarket clearance, but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions, although there can be no assurance that the FDA will not determine that Quidel must adhere to the more costly lengthy and uncertain PMA approval process for any of the products in development. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. The PMA application must also contain a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

The Company may not be able to obtain the necessary regulatory approvals or clearances for its products on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the business, financial condition and results of operations.

Before the manufacturer of a device can submit the device for FDA approval or clearance, it generally must conduct a clinical investigation of the device. Although clinical investigations of most devices are subject to the investigational device exemption ("IDE") requirements, clinical investigations of IVD tests, such as all of the Company's products and products under development, are exempt from the IDE requirements, including the need to obtain the FDA's prior approval, provided the testing is noninvasive, does not require an invasive sampling procedure that presents a significant risk, does not intentionally introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure. In addition, the IVD must be labeled for research use only ("RUO") or investigational use only ("IUO"), and distribution controls must be established to assure that IVDs distributed for research or clinical investigation are used only for those purposes.

Quidel intends to conduct clinical investigations of its products under development, which will entail distributing them in the United States on an IUO basis. The FDA may not agree that Quidel's IUO distribution of its IVD products under development will meet the requirements for IDE exemption. Furthermore, failure by Quidel or the recipients of its products under development to maintain compliance with the IDE exemption requirements could result in enforcement action by the FDA, including, among other things, the loss of the IDE exemption or the imposition of other restrictions on distribution of its products under development, which would adversely affect Quidel's ability to conduct the clinical investigations necessary to support marketing clearance or approval.

Any devices manufactured or distributed by Quidel pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by FDA and certain state agencies. Manufacturers of medical devices for marketing in the United States are required to adhere to QSR, which includes testing, control, documentation, and other quality assurance requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a manufacturer report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

Quidel is subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. The recently finalized QSR requirements include the addition of design controls that will likely increase the cost of compliance. Changes in existing requirements or adoption of new requirements could have a material adverse effect on Quidel's business, financial condition and results of operations. Quidel may incur significant costs to comply with laws and regulations in the future, and the laws and regulations may have a material adverse effect upon the business, financial condition and results of operations.

Quidel also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Quidel may incur significant costs to comply with laws and regulations in the future, and such laws or regulations may have a material adverse effect upon the business, financial condition and results of operations.

Quidel's products are also subject by CLIA and related federal and state regulations which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections. CLIA categorizes tests as "waived," "moderately complex" or "highly complex," on the basis of specific criteria. Future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing may have a material adverse effect on the ability to market products and may have a material adverse effect upon Quidel's business, financial condition or results of operations.

PATENTS AND TRADE SECRETS

Because of the length of time and the expense associated with bringing healthcare products through development and government approval to the marketplace, the health care industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. Quidel and other companies engaged in research and development of new diagnostic products using advanced biomedical technologies are actively pursuing patents for their technologies, which they consider novel and patentable. However, important legal issues remain to be resolved as to the extent and scope of available patent protection in the United States and in other important markets worldwide. The resolution of these issues and their effect upon the long-term success of Quidel and other biotechnology firms cannot be determined.

It has been Quidel's policy to file for patent protection in the United States and other countries with significant markets, such as Western European countries and Japan, if the economics are deemed to justify such filing and Quidel's patent counsel determines that a strong patent position can be obtained. No assurance can be given that patents will be issued to Quidel pursuant to its patent applications in the United States and abroad or that patent portfolio will provide Quidel with a meaningful level of commercial protection.

A large number of individuals and commercial enterprises seek patent protection for technologies, products and processes in fields related to Quidel's areas of product development. To the extent such efforts are successful, Quidel may be required to obtain licenses in order to exploit certain of its product strategies. Licenses may not be available to Quidel at all, or if so, on acceptable terms.

Quidel is aware of certain issued and filed patents, issued to various developers of diagnostic products with potential applicability to Quidel's diagnostic technology. Quidel has licensed certain rights from companies such as Syntex and Becton Dickinson. There can be no assurance that Quidel would prevail if a patent infringement claim were to be asserted against Quidel.

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

COMPETITION

Quidel believes that the competitive factors in the rapid diagnostic market include convenience, price and product performance as well as the distribution, advertising, promotion and brand name recognition of the marketer. Quidel's success will depend on its ability to remain abreast of technological advances, to introduce technologically advanced products, and to attract and retain experienced technical personnel, who are in great demand. Competition in the development and marketing of diagnostic products is intense, and diagnostic technologies have been subject to rapid change. The majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories. Quidel expects that these laboratories will continue to compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for its products, Quidel will be required to demonstrate that its products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratory procedures. This will require physicians to change their established means of having these tests performed.

Many of Quidel's current and prospective competitors, including several large pharmaceutical and diversified health care companies, have substantially greater financial, marketing and other resources than Quidel. These competitors include Abbott Laboratories, Beckman Coulter Primary Care, and Becton Dickinson. Quidel's competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than Quidel current or future products, or that would render Quidel's technologies and products obsolete. Moreover, Quidel may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, competitors, many of which have made substantial investments in competing technologies, may be more effective than Quidel's technologies, or may prevent, limit or interfere with Quidel's ability to make, use or sell its products either in the United States or in international markets.

HUMAN RESOURCES

As of March 31, 1999, Quidel had 309 employees, none of whom are represented by a labor union. Quidel has experienced no work stoppages and believes that employee relations are good.

BUSINESS RISKS

In this section, all reference to "we," "our," and "us" refer to Quidel.

OPERATING RESULTS MAY FLUCTUATE, WHICH WOULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK

Quidel has only been profitable for a limited time and we may not continue our revenue growth or profitability. Operating results may continue to fluctuate, in a given quarter or annual period, from prior periods as a result of a number of factors, many of which are outside of our control, including:

- seasonal fluctuations in our sales of strep throat tests which are generally highest in fall and winter,
-    changes in the level of competition,
- changes in the economic conditions in both our domestic and international markets,
-    delays in shipments of our products to customers or from our suppliers,
- manufacturing difficulties and fluctuations in our manufacturing output, including those arising from constraints in our manufacturing capacity,
-    actions of our major distributors,
- adverse product reviews or delays in product reviews by regulatory agencies,
-    the timing of significant orders,
-    changes in the mix of products we sell; and
-    costs, timing and the level of acceptance of new products.

Fluctuations for any reason that decrease sales or profitability, including those listed, could cause our growth or operating results to fall below the expectations of investors and securities analysts, and our stock price to decline.

OUR PRODUCTS AND MARKETS REQUIRE CONSIDERABLE RESOURCES TO DEVELOP, WHICH RESOURCES MUST BE RECOUPED IN ADDITIONAL SALES

The development, manufacture and sale of diagnostic products requires a significant investment of resources. Our increased investment in sales and marketing activities, manufacturing scale-up and new product development and testing is continuing to increase our operating expenses, and our operating results would be adversely affected if our sales and gross profits do not correspondingly increase, or if our product development efforts are unsuccessful or delayed.

Development of new markets also requires a substantial investment of resources and, if adequate resources, including funds, are not available, we may be required to delay or scale back market developments.

THE LOSS OF KEY DISTRIBUTORS OR AN UNSUCCESSFUL EFFORT TO DIRECTLY DISTRIBUTE OUR PRODUCTS COULD SIGNIFICANTLY DISRUPT OUR BUSINESS

We rely primarily on a small number of key distributors to distribute our products. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be found. Finding a suitable alternative may pose challenges in the industry's competitive environment. Another suitable distributor, with whom we can negotiate a new distribution or marketing agreement on satisfactory terms may not be found. We could expand our efforts to distribute and market our products directly, however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

WE MAY NOT ACHIEVE EXPECTED MARKET ACCEPTANCE OF OUR PRODUCTS AMONG PHYSICIANS AND OTHER HEALTH CARE PROVIDERS

Significant competitors for our products are clinical reference laboratories and hospital-based laboratories, which provide the majority of diagnostic tests used by physicians and other health care providers. Our estimates of future sales depend on, among other matters, the capture of sales from these laboratories, and if we do not capture sales as expected our operating results may fall below expectations. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other health care providers may resist changing their established source for such tests.

INTENSE COMPETITION IN THE DIAGNOSTIC MARKET POSES CHALLENGES TO OUR
PROFITABILITY

The diagnostic test market is highly competitive and we have a large number of multinational and regional competitors making investments in competing technologies. Such competition is expected to continue and if our competitors products are more effective or more commercially attractive than ours our business and financial results could be adversely affected. Competition also negatively impacts our product prices and profit margins.

A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than ours. Moreover, some competitors offer broader product lines and have greater name recognition than Quidel.

TO REMAIN COMPETITIVE WE MUST CONTINUE TO DEVELOP OR OBTAIN PROPRIETARY TECHNOLOGY RIGHTS

Our operating results can be significantly affected by the phase out of older products near the end of their product life cycles, as well as the success of new product introduction. Our ability to compete successfully in the diagnostic market depends upon continued development and introduction of new proprietary technology and the improvement of existing technology.

Our competitive position is heavily dependent upon obtaining and protecting our proprietary technology or obtaining licenses from others. If we cannot continue to obtain and protect such proprietary technology our competitive position could be adversely affected. Moreover, our current and future licenses may not be adequate for the operation of our business.

Our ability to obtain patents and licenses, and their benefits, are uncertain. We have a number of issued patents and additional applications are pending. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications, or, may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms. A failure to obtain necessary licenses could prevent us from commercializing some of our products under development.

WE MAY BE INVOLVED IN INTELLECTUAL PROPERTY INFRINGEMENT DISPUTES, WHICH ARE COSTLY AND COULD LIMIT OUR ABILITY TO USE SOME TECHNOLOGIES IN THE FUTURE

There are a large number of patents and patent applications in our product areas, and we believe that there may be significant litigation in our industry regarding patent and other intellectual property rights. Our involvement in litigation to determine rights in proprietary technology could adversely effect our business and financial results because:

-    it consumes a substantial portion of managerial and financial resources;
- its outcome is inherently uncertain and a court may find the third-party claims valid and that we have no successful defense to such claims;
-    an adverse outcome could subject us to significant liability;
- failure to obtain a necessary license upon an adverse outcome could prevent us from selling our current products or other products we may develop; and
- protection of our rights may not be available under the law or may be inadequate.

THE UNCERTAINTY AND COST OF REGULATORY APPROVAL FOR OUR PRODUCTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATIONS

The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Our estimates of future performance depend on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products. However, complying with laws and regulations of these regulatory agencies can be a lengthy, expensive and uncertain process making the timing and costs of approvals difficult to predict. Our operating results may be adversely affected by unexpected actions of regulatory agencies, including delays in the receipt of or failure to receive approvals or clearances, the loss of previously received approvals or clearances, and the placement of limits on the use of the products.

We are also subject to numerous laws relating to such markers as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. It is also impossible to reliably predict the full nature and impact of future legislation or regulatory developments relating to our industry. To the extent the costs and procedures associated with meeting new requirements are substantial, our business and results of operations could be adversely affected.

UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT AND POTENTIAL COST
CONSTRAINTS

In the United States, health care providers that purchase diagnostic products, such as hospitals and physicians, generally rely on third party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including our products. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for Quidel's existing products or products under development. Quidel could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which Quidel's products are used. Third party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for Quidel's products or its ability to sell its products on a profitable basis.

IF WE ARE NOT ABLE TO MANAGE OUR GROWTH STRATEGY OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED

We anticipate increased growth in the number of employees, the scope of operating and financial systems and the geographic area of our operations with the acquisition, if completed, of Metra, and as new products are developed and commercialized. This growth may divert management's attention from other aspects of our business, and will place a strain on existing management, and operational, financial and management information systems. To manage this growth, we must continue to implement and improve our operational and financial systems and to train, motivate, retain and manage our employees. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and anticipated sales could be adversely effected.

LOSS OF KEY PERSONNEL OR OUR INABILITY TO HIRE QUALIFIED PERSONNEL COULD NEGATIVELY IMPACT OUR BUSINESS

Our future success depends in part on our ability to retain our key technical, sales, marketing and executive personnel, and our ability to identify and hire additional qualified personnel. Competition for such personnel is intense and if we are not able to retain existing key personnel, or identify and hire additional qualified personnel, our business could be negatively impacted.

WE ARE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY, WHICH IF NOT COVERED BY INSURANCE COULD HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY

There is a risk of product liability claims against us arising from our testing, manufacturing and marketing of medical diagnostic devices, both those currently being marketed, as well as those under development. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Furthermore, if we are held liable, our existing insurance may not be renewed at the same cost and level of coverage as presently in effect, or may not be renewed at all. If we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, that claim could have a material adverse effect on our business, financial condition and result of operations.

WE MAY EXPERIENCE DIFFICULTIES INTEGRATING METRA AFTER THE ACQUISITION

We may experience difficulties integrating our operations with those of Metra, and there can be no assurance that we will realize the benefits and cost savings that we believe the acquisition will provide or that such benefits will be achieved within the time frame we currently anticipate. The acquisition may distract management from day-to-day business of the combined company and require other substantial resources. We expect to incur restructuring and integration costs from combining Metra's operations with ours. These costs may be substantial and may include costs for employee severance, relocation and disposition of excess assets and other acquisition related costs.

Item 2.  PROPERTIES

Quidel's executive, administrative, manufacturing and research and development facility is located in San Diego, California. Quidel owns the 73,000 square-foot facility and is currently reviewing proposals to sell and leaseback the facility in order to increase working capital. Quidel also leases a 7,245 square-foot research facility in San Diego, California, which it will vacate in August, 1999 and move current operations back to the headquarters facility.

Item 3.  LEGAL PROCEEDINGS

Quidel received a letter dated April 24, 1992 from the United States Environmental Protection Agency (the "EPA") notifying Quidel that it is a potentially responsible party for cleanup costs at a federal Superfund site, the Marco of Iota Drum Site (the "Marco Site"), near Iota, Louisiana. Documents gathered in response to such letter indicate that Quidel sent a small amount of hazardous waste to facilities in Illinois. It is possible that subsequently, such waste could have been transshipped to the Marco Site. The EPA letter indicates that a similar notice regarding the Marco Site was sent by the EPA to over 500 other parties. At this time, Quidel does not know how much of its waste may have reached the Marco Site, the total volume of waste at the Marco Site or the likely site remediation costs. There is, as in the case of most environmental litigation, the theoretical possibility of joint and several liability being imposed upon Quidel for damages that may be awarded.

Quidel is involved in litigation matters from time to time in the ordinary course of business. Management believes that any and all such actions, in the aggregate, will not have a material adverse effect on Quidel. Quidel maintains insurance, including coverage for product liability claims, in amounts which management believes appropriate given the nature of Quidel's business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                            COMMON STOCK PRICE RANGE

Quidel's common stock is traded on the Nasdaq National Market System under the symbol "QDEL". The following table sets forth the range of high and low closing prices for the Company's common stock for the periods indicated since April 1, 1997.


QUARTER ENDED                                          LOW             HIGH
---------------------------------------------------------------------------
March 31, 1999......................................  1.75             3.06
December 31, 1998...................................  1.88             2.84
September 30, 1998..................................  2.50             3.59
June 30, 1998.......................................  2.94             3.63

March 31, 1998......................................  2.81             3.59
December 31, 1997...................................  3.06             4.93
September 30, 1997..................................  3.12             5.12
June 30, 1997.......................................  2.62             4.37


No cash dividends have been paid on the common stock and Quidel does not anticipate paying any dividends in the foreseeable future. As of March 31, 1999, the Company had 1,007 stockholders of record.

Item 6.       SELECTED FINANCIAL DATA

The following selected financial data is derived from the financial statements of Quidel Corporation and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


YEARS ENDED MARCH 31,                                1999             1998           1997           1996           1995
--------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenues:
   Quidel branded sales...........................$    42,327    $    44,910     $    41,086    $   33,532    $    28,782
   OEM Sales......................................      4,836            811             833           949          2,285
                                                        -----------------------------------------------------------------
       Total net sales............................     47,163         45,721          41,919        34,481         31,067
   Other revenues.................................      4,333          3,758           2,803           572            470
                                                        -----------------------------------------------------------------
      Total revenues..............................     51,496         49,479          44,722        35,053         31,537
Gross profit......................................     21,057         21,473          22,250        18,448         14,925
Research and development..........................      7,942          7,940           6,700         4,130          3,728
Purchased in-process research
      and development*............................         --             --              --            --          1,423
Sales and marketing...............................      9,701         10,625          10,744        10,451         10,470
General and administrative........................      6,115          5,107           3,534         3,483          3,271
Write down and closure of
      European subsidiaries.......................        440          3,058              --            --             --

Income (loss) before benefit (provision)
   for income taxes...............................      1,394         (1,521)          3,672           579         (4,035)
Benefit (provision) for income taxes..............      6,267          2,631            (123)           --             --

Net income (loss).................................$     7,661    $     1,110     $     3,549    $      579    $    (4,035)
Net income (loss) diluted per share...............$      0.32    $      0.05     $      0.16    $     0.03    $     (0.21)

BALANCE SHEET DATA
Cash and cash equivalents.........................$     6,622    $     9,720     $    10,096    $    2,538    $     3,878
Working capital...................................     16,547         16,790          19,444        10,060          9,757
Total assets......................................     52,606         47,782          42,261        33,334         34,524
Long-term obligations.............................      2,828          3,002           3,203         3,490          4,145
Stockholders' equity..............................     44,706         36,889          35,158        25,718         23,938
Stockholders' equity per share....................$      1.88    $      1.55     $      1.49    $     1.19    $      1.14
Common shares outstanding.........................     23,822         23,749          23,546        21,550         20,983


*RESULTING FROM THE ACQUISITION OF PACIFIC BIOTECH, INC.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Quidel Corporation ("the Company") discovers, develops, manufactures and markets rapid diagnostic products for point-of-care detection in the areas of women's health and infectious diseases. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions. Our products are sold worldwide to professionals in the physician's office and clinical laboratories, and to consumers through organizations that provide private label, store brand products.

This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. Difference in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the FDA, and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may", "will", "should", "might", "expect", "anticipate", "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described under "Business Risks" and in other sections of this report and in other reports and registration statements of Quidel filed with the Securities and Exchange Commission from time to time should be carefully considered. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

NEW EXECUTIVE MANAGEMENT TEAM

During fiscal 1999, major changes were made to the executive management team. In addition to his role as Vice Chairman of the Board of Directors, Andre de Bruin was appointed President and Chief Executive Officer. Charles J. Cashion joined the Company as Senior Vice President, Corporate Operations, Chief Financial Officer and Secretary. Donna McGill and Charles H. Bowden, M.D., were recruited as Vice Presidents to lead the Women's Health and Infectious Diseases business units, respectively. In addition, Mark Paiz was promoted to Vice President of Operations. The intent of these changes was to realign Company resources for improved operating performance in the future.

ENTERPRISE COMPUTING SYSTEM

In addition to those changes, the implementation of a more sophisticated enterprise-wide computer operating system began during the year. With this new system, the operations of the business are expected to become more efficient due to the streamlining of processes and procedures, many of which are being performed manually. The information to be provided from this system will assist management with day-to-day operating decisions.

RESULTS OF OPERATIONS

NET INCOME For the year ended March 31, 1999, net income was $7.7 million, or $.32 per share, compared to a net income of $1.1 million, or $.05 per share, for the year ended March 31, 1998. Net income for the three months ended March 31, 1999 was $7.4 million, or $.31 per share, compared to a net loss of $107,000 for the three months ended March 31, 1998. The most significant difference in net income for the fiscal year 1999 compared to the fiscal year ended March 31, 1998 was a deferred tax benefit of $6.4 million recorded in the fourth quarter of 1999 associated with the accumulated tax benefit of prior operating losses. A similar tax benefit of $2.7 million was recorded in fiscal 1998. The amount of the net deferred tax asset estimated to be recoverable was based on our assessment of the likelihood of near-term operating income and that the realization of net operating loss carryforward was more likely than not.

Operating income for the year ended March 31, 1999 was approximately $1.2 million, or $.05 per share, compared to an operating loss of approximately $1.5 million, or $.06 per share, for fiscal 1998. Included in the results of operations for fiscal 1999 and 1998 were charges of $440,000 and $3.1 million, respectively, associated with the write down and closure of certain European subsidiaries.


                   NET SALES TRENDS BY MAJOR PRODUCT BRANDS



                                                                                                  Percent increase
Years ended March 31,                                                                                 (decrease)
(IN THOUSANDS )                                       1999           1998           1997            1999      1998
------------------------------------------------------------------------------------------------------------------
DOMESTIC SALES
    Professional sales                          $     29,221    $    30,418     $   25,891          (4%)       17%
    Over the counter (OTC) sales                       1,407          1,900          1,383         (26%)       37%
    Clinical laboratory sales                          1,241          1,271          1,295          (2%)      (2%)
    Original equipment
       manufacture (OEM) sales                         4,836            811            833          496%      (3%)
                                                ------------------------------------------
    Total domestic sales                              36,705         34,400         29,402            7%       17%
                                                ------------------------------------------

INTERNATIONAL SALES
    Export sales                                       6,864          6,774          8,060            1%     (16%)
    European subsidiary sales                          3,594          4,547          4,457         (21%)        2%
                                                ------------------------------------------
    Total international sales                         10,458         11,321         12,517          (8%)     (10%)
                                                ------------------------------------------
Total net sales                                 $     47,163    $    45,721     $   41,919            3%        9%
                                                ------------------------------------------
                                                ------------------------------------------


Our OEM product sales increased dramatically in fiscal 1999 due to the distribution of our veterinary products for the full year compared to only a few months in fiscal 1998, as well as to the launch of a new partnered retail store brand program for distribution of pregnancy tests.

In fiscal 1998, we reassessed our international sales strategy and in fiscal 1999, completed the closure of European subsidiaries located in France, the Netherlands and Spain. As a result international sales declined except sales in the German subsidiary increased $983,000 in fiscal 1999 to approximately $2.7 million due to new distributor programs in Europe.

         REVENUE FROM RESEARCH CONTRACTS, LICENSE FEES AND ROYALTIES


                                                                                                     Percent
                                                                                                Increase (Decrease)
Years ended March 31, (IN THOUSANDS)                     1999           1998          1997         1999        1998
--------------------------------------------------------------------------------------------------------------------------------
Contract research and development                  $     4,070    $     3,483     $     2,654        17%        31%
License fee income                                         166            100              25        66%       300%
Royalty income                                              97            175             124      (45%)        41%
                                                   ------------------------------------------
Total                                              $     4,333    $     3,758     $     2,803        15%        34%
                                                   ------------------------------------------
                                                   ------------------------------------------

Contract research and development revenue is principally related to funding provided by Glaxo Wellcome for two separate multi-year rapid diagnostic test development programs for influenza A and B, which commenced in March 1996, and the development of two point-of-care diagnostic tests to detect herpes simplex virus ("HSV"), which commenced in October 1997. In May 1999, a 510(k) application was filed with the Food and Drug Administration ("FDA") for marketing clearance of the influenza A and B point-of-care test. The anticipated filing of a 510(k) application for clearance for the HSV tests is expected to be during 2000. The revenue recognized under the Glaxo Wellcome programs is equal to the sum of the program direct research costs (see Operating Expenses, below) and allocated support service costs. License fee income generally relates to one-time fees received for the right to distribute our products.

                        COST OF SALES AND GROSS PROFIT


                                                                                                 Percent
                                                                                           Increase (Decrease)
Years ended March 31, (IN THOUSANDS)               1999          1998           1997         1999         1998
--------------------------------------------------------------------------------------------------------------------------------
Direct Cost - material, labor
and other variable costs                    $    17,156     $    16,876    $    14,955         1%          13%

As a percentage of sales                            36%             37%            36%

Royalty expense - patent licenses                 2,304           2,067            291        11%         610%
As a percentage of sales                             5%              5%             1%

Total direct cost                                19,460          18,943         15,246         2%          24%
As a percentage of sales                            41%             41%            36%

Direct Margin -
   contribution per sales dollar                    59%             59%            64%

Manufacturing overhead cost                       6,647           5,305          4,423        25%          20%
As a percentage of sales                            14%             12%            11%
                                            ------------------------------------------

Total cost of sales                              26,107          24,248         19,669         7%          23%
                                            ------------------------------------------

Gross profit                                $    21,057     $    21,473    $    22,250       (3%)         (3%)
As a percentage of sales                            45%             47%            53%
--------------------------------------------------------------------------------------


Gross profit declined approximately two percentage points to 44.6% of sales in fiscal 1999 from the prior year level. The shift in product mix toward sales of our OEM pregnancy tests, which provide a lower direct margin contribution, has increased direct cost as a percent of sales. Manufacturing overhead cost increases in fiscal 1999 related to increased production capacity, the purchase of automation equipment, and the addition of purchasing and engineering support staff.


                              OPERATING EXPENSES


                                                                                                       Percent
                                                                                                 Increase (Decrease)
Years ended March 31, (IN THOUSANDS)                    1999           1998           1997         1999        1998
--------------------------------------------------------------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT
     Quidel research projects......................$     4,137    $     4,903     $     4,539      (16%)         8%
     As a percentage of sales......................         9%            11%             11%
     Contract research - direct costs..............      3,805          3,037           2,161        25%        41%
     As a percentage of sales......................         8%             6%              5%
                                                   ------------------------------------------
         Total research and development............      7,942          7,940           6,700         --        19%
         As a percentage of sales..................        17%            17%             16%
                                                   ------------------------------------------

SALES AND MARKETING
     Domestic professional sales
         and marketing.............................      6,687          6,793           6,322       (2%)         7%
     Domestic OTC sales and marketing..............        218            304             519      (28%)      (41%)
     International sales and marketing.............      2,797          3,528           3,903      (21%)      (10%)
                                                   ------------------------------------------
         Total sales and marketing.................      9,701         10,625          10,744       (9%)       (1%)
         As a percentage of sales..................        21%            23%             26%

GENERAL AND ADMINISTRATIVE.........................      6,115          5,107           3,534        20%        45%
     As a percentage of sales......................        13%            11%              8%

Write down and closure of
     European Subsidiaries.........................        440          3,058              --      (86%)         --
     As a percentage of sales......................         1%             7%              --
                                                   ------------------------------------------

Total operating expenses...........................$    24,198    $    26,730     $    20,978        10%        27%
As a percentage of sales...........................        51%            58%             50%
Total operating expenses, excluding
     contract research and write down
     of subsidiary investment......................$    19,953    $    20,635     $    18,817       (3%)        10%
     As a percentage of sales......................        42%            45%             45%
--------------------------------------------------------------------------------------------------------------------------------


Research and development remained constant in fiscal 1999 compared to 1998 as we continued our efforts in several collaborative product development programs. The Glaxo Wellcome influenza A and B and HSV programs, previously discussed, are the largest of these projects. Contract research expense represented 48% of the Company's total research and development investment in fiscal 1999.

Sales and marketing efficiencies continued to improve in fiscal 1999 as the overall cost declined to 21% of sales. Domestic OTC and OEM sales and marketing expenses continue to decline as these expenses are assumed by outside distributors. These savings partially offset the lower margin on domestic OTC/OEM products from reduced sales prices under these distribution agreements.

International sales and marketing expenses declined due to the closure of our European subsidiaries and now represent approximately 27% of total international sales.

General and administrative expenses increased significantly in fiscal 1999. This increase contained $1.3 million of non-recurring restructuring costs including employee severance costs, legal fees and consulting costs. Without these non-recurring costs, general and administrative costs would have decreased by approximately $300,000 from fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES At March 31, 1999, we had cash and cash equivalents of $6.6 million compared to $9.7 million at March 31, 1998. Cash and cash equivalents declined in fiscal 1999 primarily due to our investments in implementing an enterprise-wide computer system to assist in operating our business more efficiently, as well as to investments in improved technology to increase efficiencies in manufacturing operations.

The principal requirements for cash are for working capital, including capital equipment. Cash requirements are expected to be funded by the results of operations. In addition, cash is anticipated to be raised during fiscal 2000 through the sale and leaseback of the corporate headquarters facility, a portion of which will be used to repay the $3.0 million real estate loan balance and the line of credit associated with the acquisition of Metra Biosystems, Inc. (see Subsequent Event below). Cash requirements fluctuate as a result of numerous factors, such as the extent to which we use or generate cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on the current cash position and the current assessment of future operating results, we believe that the existing sources of liquidity should be adequate to meet operating needs during fiscal 2000.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

OUR PROGRAM

We established a Year 2000 Compliance Team in 1998. This team consists of members from each functional area of the Company. The implementation of a full Year 2000 Compliance Program is ongoing. Our Chief Financial Officer is the officer responsible for the Year 2000 Compliance Program and the individual who leads the Year 2000 Compliance Team reports directly to the Chief Financial Officer. Our Audit Committee and Board of Directors provides supervisorial oversight of our efforts relating to Year
2000 readiness.

We presently believe that the Year 2000 issue can be mitigated through testing designed to confirm readiness. However, if such testing refutes readiness, the Year 2000 issue could have a material impact on the operations of the Company.

Our plan to resolve the Year 2000 issue involves the following four phases: assessment, renovation, validation and implementation. To date, we have fully completed assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of our significant systems are ready for the Year 2000. Accordingly, we do not believe that the Year 2000 presents a material exposure as it relates to our operations. In addition, we have gathered information about the Year 2000 compliance status of our significant suppliers and subcontractors and we continue to monitor their compliance.

We have completed the assessment phase of all of our operations and business activities. We have determined that our products are Year 2000 ready. During the assessment phase, we identified several business systems which were not Year 2000 compliant. We have since converted some of those business systems to be fully Year 2000 ready, such as our telephone system, and we are now in the process of converting our business enterprise software. We anticipate that conversion and testing of the enterprise software will be completed by the end of the second quarter of 1999 and that we will be operating on this system by the end of the third quarter of 1999.

Furthermore, as a result of our assessment of other, less critical systems which are not year 2000 compliant, we believe we have identified adequate remedies to make those systems Year 2000 ready. Specific examples of "non-compliant" systems we have identified include certain desktop personal computers and applications software where compliant versions are readily available from current suppliers as well as others. We expect to complete renovation of our less critical systems by October 1999. Completion of the testing phase for all significant systems is expected by December 1999. To date, approximately 70% of our systems have been tested and found to be compliant.

THIRD PARTIES AND THE YEAR 2000

We have queried our significant suppliers and subcontractors that do not share information systems with us (external agents). To date, we have not become aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. To further assess the stability of our supply chain, we are continuing to communicate with suppliers regarding their programs. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact us. The effect of non-compliance by external agents is not determinable.

YEAR 2000 RENOVATION COSTS

We will utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $400,000 and is being funded through operating cash flows primarily to be incurred in the second half of 1999. The actual amount we spend may differ materially from our estimates due to a variety of factors including the availability of trained personnel and other resources, and our ability to identify, assess and test all relevant systems.

RISKS

Management believes it has an effective program in place to test and confirm Year 2000 readiness in a timely manner. The final phases of the Year 2000 program have not yet been completed. In the event that we do not complete the testing phase to confirm readiness, and if the systems believed to be ready are not, we may be unable to manufacture and distribute products and may be unable to use our financial and operating systems. Such a scenario could result in loss of revenues which could cause a material adverse impact to our operations, liquidity, capital resources or financial results. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. We could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. We cannot reasonably estimate the amount of potential liability and lost revenue we could experience in that event.

CONTINGENCY PLANS

We have developed contingency plans to address failure of renovation activities as applied to internal systems and external agents. We have identified specific contingency plan options related to our supply chain management process. For example, in assessing our critical suppliers, we have prioritized these business relationships and are developing plans to provide for the continuance of product availability through accelerated purchasing should adequate assurances regarding a specific entity's ability to become ready for the Year 2000 not be obtained. We expect that our contingency plans will be developed by July 1999. However, there can be no guarantee that the plans or the implementation of the plans will be adequate to protect against adverse impacts to our operations, liquidity, capital resources or financial results.

SUBSEQUENT EVENT

TENDER OFFER - METRA BIOSYSTEMS, INC.

In June 1999, the Company announced that it signed a definitive agreement to acquire Metra Biosystems, Inc. ("Metra") for approximately $22.9 million, or $1.78 per share based upon 12,852,248 shares outstanding, including vested options, in an all cash tender offer. Metra is a world leader in the diagnosis and detection of bone loss for the management of osteoporosis and other bone diseases. Completion of the tender offer is expected by the end of July 1999, and is subject to 90% of the shares being tendered, execution of retention agreements by key employees, minimum cash balance at closing and other customary closing conditions. At the close of the tender offer, it is anticipated that the total consolidation and transaction costs to the Company will be approximately $8 million, net of Metra's estimated cash of approximately $19 million. The tender offer will be financed from our cash reserves, proceeds from a short-term bank loan and proceeds from a revolving line of credit. The short-term bank loan will be repaid with the Metra cash acquired, while the line of credit will be repaid with the proceeds of the contemplated sale and leaseback of the corporate facility.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quidel does not and did not invest in market risk sensitive instruments in fiscal 1999. Quidel had and has no exposure to market risk with regard to changes in interest rates. Quidel does not and has not used derivative financial instruments for any purposes, including hedging or mitigating interest rate risk.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14(a)(1).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item (with respect to Directors) is incorporated by reference from the information under the captions "Election of Directors" and "Other Matters" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all executive officers of Quidel as of May 31, 1999 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on the officer's ability or integrity.

Andre de Bruin, 52, was appointed President and Chief Executive Officer of Quidel on June 9, 1998. Since June 23, 1997, Mr. de Bruin has been Vice Chairman of the Board and a part-time employee of the Company. Prior to joining Quidel, Mr. de Bruin was President and Chief Executive Officer of Somatogen, Inc., a biopharmaceutical company, since July 1994. He was elected Chairman of the Board of Somatogen in January 1996. Baxter International, Inc., acquired Somatogen in May 1998. Prior to joining Somatogen, Mr. de Bruin was Chairman, President and Chief Executive Officer of Boehringer Mannheim Corporation, a U.S. subsidiary of Corange Ltd., a private, global health care corporation. He held that position since 1989. Mr. de Bruin serves on the Board of Directors of Diametrics Medical, Inc., a public company that manufactures and markets proprietary critical care blood and tissue analysis systems, and Metabolex, Inc., a privately held company founded to develop therapeutics for diabetes and related metabolic diseases. He has been involved in the global health care industry for more than twenty-eight years in pharmaceuticals, devices and diagnostics.

Charles J. Cashion, 48, Senior Vice President, Corporate Operations, Chief Financial Officer, Secretary, joined Quidel on December 14, 1998. Mr. Cashion has more than twenty years of general management experience in the health care industry and was most recently Senior Vice President, Finance, Secretary, Treasurer and Chief Financial Officer of The Immune Response Corporation, a biopharmaceutical company. Mr. Cashion previously held positions at Smith Laboratories, Inc., Baxter International, Inc., and Motorola, Inc. Mr. Cashion received his M.B.A. and B.S. from Northern Illinois University.

Charles H. Bowden, M.D., 46, Chief Medical Officer and Vice President, Infectious Diseases joined Quidel in September 1998. Dr. Bowden has more than fifteen years of operational and consulting experience in the health care industry. Prior to joining Quidel, Dr. Bowden was Vice President, Business Development at Nellcor, Incorporated, and most recently, a private investor and medical industry consultant. Dr. Bowden is a graduate of Rice University and Baylor College of Medicine and completed specialty training as a pediatrician.

Mark E. Paiz, 37, Vice President, Operations, joined Quidel in December 1997 as Senior Director, Manufacturing and was appointed Vice President in June 1998. Mr. Paiz has fourteen years experience in manufacturing, quality assurance and product development. From 1995 to 1997, Mr. Paiz served as Director of Research and Development and Project Manager at Medtronic Interventional Vascular, responsible for the development and manufacture of catheter and coronary stent delivery devices. From 1992 to 1995, he served as a manager at Hybritech, Inc. with various responsibilities including quality engineering, materials management, supplier development and inspection. Mr. Paiz received his B.S. degree in Engineering from the University of Colorado and his M.B.A. from West Coast University.

John D. Tamerius, Ph.D., 53, Vice President, Research & Development, was appointed to this position in August 1998. Dr. Tamerius joined Quidel in August 1989 as Vice President of Clinical and Regulatory Affairs. In 1994, Dr. Tamerius assumed responsibility as Vice President of Quidel's Clinical Laboratory Business (including R&D, manufacturing and sales). Dr. Tamerius received his M.S. and Ph.D. degrees in Microbiology and Immunology from the University of Washington.

Robin G. Weiner, 43, Vice President, Clinical Development and Regulatory Affairs, joined Quidel in March 1982. Ms. Weiner has over fourteen years experience in regulatory affairs and has held numerous management positions at Quidel in operations, clinical/regulatory and quality assurance. From December 1992 to July 1995, Ms. Weiner was Senior Director of Clinical, Regulatory and Quality Systems. Ms. Weiner received her B.A. degree in Biochemistry from the University of California, San Diego and her M.B.A. from National University.

Item 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information and under the caption "Compensation of Executive Officers and Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement to be filed with the Securities and Exchange Commission.

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           (1) Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

             CONSOLIDATED FINANCIAL STATEMENTS OF QUIDEL CORPORATION

                   Report of Ernst & Young LLP, Independent Auditors    F-1

                   Consolidated Balance Sheets at
                   March 31, 1999 and 1998                              F-2

                   Consolidated Statements of Operations for the
                   three years ended March 31, 1999                     F-3

                   Consolidated Statements of Stockholders' Equity
                   for the three years ended March 31, 1999             F-4

                   Consolidated Statements of Cash Flows for the
                   three years ended March 31, 1999                     F-5

                   Notes to Consolidated Financial Statements           F-6

              (2) Financial Statement Schedules Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

              (3) Exhibits with each management contract or compensatory plan or arrangement required to be filed identified. See paragraph (c) below.

(b)           Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year ended March 31, 1999.

(c)           Exhibits

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

10.11 Assumption Agreement dated January 31, 1991. (Incorporated by reference to Exhibit 10.52.1 to the Registrant's Current Report on Form 8-K dated February 26 1991.)

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

10.18 Settlement Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company.

10.19 Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company

10.20 Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company.

10.23 Employment agreement dated June 9, 1998 between the Registrant and Andre de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q dated June 30, 1998.)

10.24 Stock option agreement dated June 9, 1998 between the Registrant and Andre de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q dated June 30, 1998.)

10.25 Employment agreement dated December 14, 1998 between the Registrant and Charles J. Cashion. (Incorporated by reference to
              Exhibit 10.28 to the Registrants Form 10-Q dated December 31,
              1998.)

10.26* Employment agreement dated September 1, 1998 between the Registrant and Charles Bowden.

21.1*         Subsidiaries of the Registrant

23.1*         Consent of Ernst & Young LLP, Independent Auditors

27*           Financial Data Schedule

              *  Filed Herewith

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    QUIDEL CORPORATION


         Date:  June 29, 1999       By:        /S/ CHARLES J. CASHION
                                      ------------------------------------------
                                    Charles J. Cashion
                                    Senior Vice President, Corporate Operations,
                                    Chief Financial Officer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Date:  June 29, 1999



         /S/ ANDRE DE BRUIN                       /S/ CHARLES J. CASHION
---------------------------------        -------------------------------------
Andre de Bruin                           Charles J. Cashion
President and Chief Executive Officer    Senior Vice President
(Principal Executive Officer);           Corporate Operations
Vice Chairman of the Board               Chief Financial Officer and Secretary
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)



         /S/ RICHARD C. E. MORGAN                /S/ JOHN D. DIEKMAN
---------------------------------        -------------------------------------
Richard C. E. Morgan                     John D. Diekman, Director
Chairman of the Board



         /S/ THOMAS A. GLAZE                      /S/ MARGARET G. MCGLYNN
---------------------------------        -------------------------------------
Thomas A. Glaze, Director                Margaret G. McGlynn, Director



         /S/ MARY LAKE POLAN                      /S/ FAYE WATTLETON
---------------------------------        -------------------------------------
Mary Lake Polan, Director                Faye Wattleton, Director

              REPORT OF ERNST & YOUNG L.L.P., INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Quidel Corporation

We have audited the accompanying consolidated balance sheets of Quidel Corporation as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quidel Corporation at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                       /s/ ERNST & YOUNG L.L.P.



San Diego, California
May 14, 1999

                               QUIDEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

March 31,  (IN THOUSANDS)                                                                                1999              1998
                                                                                                  -------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents ....................................................................$     6,622      $      9,720
    Accounts receivable, net of allowances of $587 ($802 in 1998).................................      8,388             8,524
    Inventories, at lower of cost (first-in, first-out) or market:
       Raw materials..............................................................................      2,935             3,190
       Work in process............................................................................      1,935             1,420
       Finished goods.............................................................................        941             1,287
                                                                                                  -------------    ------------
                                                                                                        5,811             5,897
    Prepaid expenses and other current assets.....................................................        798               540
                                                                                                  -------------    ------------
          Total current assets....................................................................     21,619            24,681

Property and equipment, at cost
    Equipment, furniture and fixtures.............................................................     17,343            14,002
    Building and improvements.....................................................................     10,996            10,162
    Land..........................................................................................      1,080             1,080
                                                                                                  -------------    ------------
                                                                                                       29,419            25,244
       Less accumulated depreciation and amortization.............................................   (11,200)           (8,447)
                                                                                                  -------------    ------------
          Net property and equipment..............................................................     18,219            16,797
Intangible assets, net of accumulated amortization
       of $1,574 ($6,332 in 1998).................................................................      3,084             3,466
Deferred tax asset................................................................................      9,083             2,707
Other assets......................................................................................        601               131
                                                                                                  -------------    ------------
                                                                                                  $    52,606      $     47,782
                                                                                                  =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..............................................................................$     2,283      $      3,246
    Accrued payroll and related expenses..........................................................      1,013             1,261
    Current portion of long-term debt and obligations under capital leases........................        174               199
    Deferred contract research revenue............................................................        592             1,690
    Accrued royalties.............................................................................        659               622
    Other current liabilities ....................................................................        351               873
                                                                                                  -------------    ------------
             Total current liabilities............................................................      5,072             7,891

Long-term debt and obligations under capital leases...............................................      2,828             3,002
Commitments
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized, none issued
    or outstanding................................................................................         --                --
Common stock, $.001 par value; 50,000 shares authorized, 23,822
    shares issued and outstanding (23,749 in 1998)................................................         24                24
Additional paid-in capital........................................................................    116,720           116,564
Accumulated deficit...............................................................................   (72,038)          (79,699)
                                                                                                  -------------    ------------
             Total stockholders' equity...........................................................     44,706            36,889
                                                                                                  -------------    ------------
                                                                                                  $    52,606      $     47,782
                                                                                                  =============    ============

SEE ACCOMPANYING NOTES.

                               QUIDEL CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, (IN THOUSANDS, EXCEPT PER SHARE DATA)                                1999        1998          1997
                                                                                     -----------   ------------   ---------
REVENUES
      Net sales......................................................................$   47,163    $   45,721     $  41,919
      Research contracts, license fees and royalties.................................     4,333         3,758         2,803
                                                                                     -----------   ------------   ---------
              Total revenues.........................................................    51,496        49,479        44,722

COSTS AND EXPENSES
      Cost of sales..................................................................    26,106        24,248        19,669
      Research and development.......................................................     7,942         7,940         6,700
      Sales and marketing ...........................................................     9,701        10,625        10,744
      General and administrative.....................................................     6,115         5,107         3,534
      Write down and closure of European subsidiaries................................       440         3,058            --
                                                                                     -----------   ------------   ---------
              Total costs and expenses...............................................    50,304        50,978        40,647

Operating income (loss)..............................................................     1,192       (1,499)         4,075

OTHER INCOME AND EXPENSE
      Interest and other income......................................................       526           474           191
      Interest and other expense.....................................................     (324)         (496)         (594)
                                                                                     -----------   ------------   ---------
Income (loss) before benefit (provision) for income taxes............................     1,394       (1,521)         3,672
Benefit (provision) for income taxes.................................................     6,267         2,631         (123)
                                                                                     -----------   ------------   ---------
Net income...........................................................................$    7,661    $    1,110     $   3,549
                                                                                     ===========   ============   =========

Basic and diluted earnings per share.................................................$      .32    $      .05     $     .16
                                                                                     ===========   ============   =========

Shares used in basic per share calculation...........................................    23,782        23,649        21,976
                                                                                     ===========   ============   =========

Shares used in diluted per share calculation.........................................    23,804        23,857        22,791
                                                                                     ===========   ============   =========

SEE ACCOMPANYING NOTES.

                               QUIDEL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  COMMON STOCK        Additional
                                                              -------------------       paid-in      Accumulated
THREE YEARS ENDED MARCH 31, 1999                               Shares     Amount        capital        deficit         Total
(IN THOUSANDS)
                                                              -------------------    ------------   -------------    ----------
Balance at March 31, 1996.....................................   21,550     $  22    $   110,054    $  (84,358)      $   25,718

     Issuance of common stock for cash under
         stock options and stock purchase plans...............      134        --            391             --             391
     Issuance of common stock upon exercise
         of warrants..........................................    1,862         2          5,498             --           5,500
     Net income...............................................       --        --             --          3,549           3,549
                                                              -------------------    ------------   -------------    ----------
Balance at March 31, 1997.....................................   23,546        24        115,943       (80,809)          35,158

     Issuance of common stock for cash under
         stock options and stock purchase plans...............      203        --            621             --             621
     Net income...............................................       --        --             --          1,110           1,110
                                                              -------------------    ------------   -------------    ----------
Balance at March 31, 1998.....................................   23,749        24        116,564       (79,699)          36,889

     Issuance of common stock for cash under
         stock options and stock purchase plans...............       73        --            156             --             156
     Net income...............................................       --        --             --          7,661           7,661
                                                              -------------------    ------------   -------------    ----------
Balance at March 31, 1999.....................................   23,822     $  24    $   116,720    $  (72,038)      $   44,706
                                                              ===================    ============   =============    ==========

SEE ACCOMPANYING NOTES.

                               QUIDEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, (IN THOUSANDS)                                                      1999           1998           1997
                                                                                     -------------    -----------    ----------
OPERATING ACTIVITIES
     Net income......................................................................$     7,661      $   1,110      $    3,549
     Adjustments to reconcile net income to net
     cash flows provided by operating activities:
        Depreciation and amortization................................................      3,296          3,135           2,533
        Write down of investment of European subsidiaries............................         --          3,058              --
        Deferred tax asset...........................................................    (6,376)        (2,707)              --
        Changes in assets and liabilities:
           Accounts receivable.......................................................        136          (140)           (782)
           Inventories...............................................................         86        (2,113)           (293)
           Prepaid expenses and other current assets.................................      (258)            540           (525)
           Accounts payable..........................................................      (963)          1,114             771
           Accrued payroll and related expenses......................................      (248)            138             351
           Deferred contract research revenue........................................    (1,098)          1,690           (337)
           Accrued royalties.........................................................         37            538             (1)
           Other current liabilities.................................................      (522)            345            (69)
                                                                                     -------------    -----------    ----------
               Net cash flows provided by operating activities.......................      1,751          6,708           5,197

INVESTING ACTIVITIES
     Additions to property and equipment.............................................     (4,202)       (5,082)         (1,878)
     Increase in other assets and intangibles........................................       (604)       (2,438)           (424)
                                                                                     -------------    -----------    ----------
               Net cash flows used for investing activities..........................     (4,806)       (7,520)         (2,302)

FINANCING ACTIVITIES
     Net proceeds from issuance of common stock and warrants.........................        156            621           5,891
     Payments on obligations under capital leases....................................       (41)           (42)            (43)
     Repayments of debt..............................................................      (158)          (143)           (744)
     Repayments of line of credit....................................................         --             --           (441)
                                                                                     -------------    -----------    ----------
               Net cash flows provided by (used for) financing activities............       (43)            436           4,663
                                                                                     -------------    -----------    ----------
Net increase (decrease) in cash and cash equivalents.................................    (3,098)          (376)           7,558
Cash and cash equivalents at beginning of year.......................................      9,720         10,096           2,538
                                                                                     -------------    -----------    ----------
Cash and cash equivalents at end of year.............................................$     6,622      $   9,720      $   10,096
                                                                                     =============    ===========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for interest..........................................$       330      $     333      $      415
     Cash paid during the year for income taxes......................................        332             16             122


SEE ACCOMPANYING NOTES.

                               QUIDEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quidel Corporation (the "Company") discovers, develops, manufactures and markets rapid diagnostic products for point-of-care detection in the areas of women's health and infectious diseases. The following is a summary of the Company's significant accounting policies.

CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS Cash equivalents consist of short-term, highly liquid investments with insignificant interest rate risk. These investments include certificates of deposit, commercial paper, bankers acceptances and money market fund investments with original maturities of three months or less. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments are stated at cost, which approximates market value. The Company has established practices relative to diversification and maturities for safety and liquidity purposes. These practices are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash equivalents and short-term investments.

CONCENTRATION OF CREDIT RISK Financial instruments that potentially subject the Company to significant credit risk consist principally of cash equivalents and accounts receivable. The Company invests in a variety of financial instruments and, by policy, limits the amount of credit exposure with any one issuer. The Company sells products to medical product distribution companies and physicians worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has established provisions for potential credit losses that are expected to be incurred. No one customer accounted for more than 10% of net sales in 1999, 1998 or 1997.

DEPRECIATION AND AMORTIZATION Depreciation and amortization of building and equipment are provided on the straight-line method over the following estimated useful lives: building - 40 years; equipment - 3 to 10 years; building improvements - life of asset; furniture and fixtures - 3 to 10 years. Amortization of trademarks and distribution agreements is provided on the straight-line method over 10 years. Capitalized patent costs and patent license agreements are amortized on the straight-line method over the useful life of the patent.

REVENUE RECOGNITION Revenue from product sales are recorded net of estimated returns at the time the product is shipped. Revenues from contracts to perform research and development and license fees are recorded as earned based on the performance requirements of the agreements. Payments in excess of amounts earned are deferred. Revenue from the licensing of distribution rights is recorded when earned under the terms of the related license agreements.

                               QUIDEL CORPORATION

                                 MARCH 31, 1999


EARNINGS PER SHARE Earnings per share are computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares issuable upon the exercise of stock options.

The following table reconciles the shares used in computing basic and diluted earnings per share in the respective years:


YEARS ENDED MARCH 31, (IN THOUSANDS)                                                        1999           1998            1997
-------------------------------------------------------------------------------------------------------------------------------
     Shares used in basic earnings per share
        (weighted average common shares outstanding).................................     23,782         23,649          21,976
     Effect of dilutive stock options and warrants...................................         22            208             815
                                                                                          -------------------------------------
     Shares used in diluted earnings per share calculation...........................     23,804         23,857          22,791
                                                                                          -------------------------------------
                                                                                          -------------------------------------

FOREIGN OPERATIONS Foreign currency translation and transaction gains and losses were not significant in the periods presented.

IMPAIRMENT OF LONG-LIVED ASSETS Effective April 1, 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. In April 1998, the Company's Board of Directors approved a plan under which the operations of certain of the Company's foreign subsidiaries would be disposed of through abandonment. In accordance with SFAS No. 121, management assessed the recoverability of those assets by comparing the expected cash flows to be generated by those assets to their carrying amounts. This analysis concluded that the carrying amounts of the assets were not recoverable. Accordingly, in 1998, the Company wrote down the assets to their fair value, which was determined to be minimal.

SEGMENT AND RELATED INFORMATION In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which the Company adopted for fiscal 1999 financial statements. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company determined that it operates as one business segment.

                               QUIDEL CORPORATION

                                 MARCH 31, 1999

COMPREHENSIVE INCOME In April 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. There was no difference between comprehensive income and net income in 1998 or 1999.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  INTANGIBLE ASSETS

Intangible assets consist of the following:

MARCH 31, (IN THOUSANDS)                                       1999              1998
-------------------------------------------------------------------------------------
Distribution agreement with European subsidiary.........   $     --          $   4,461
License agreements......................................      2,300              2,300
Patent costs and trademarks.............................      2,358              2,257
Other investment in European subsidiaries...............         --                780
                                                           ---------------------------
                                                              4,658              9,798
Less accumulated amortization...........................    (1,574)            (6,332)
                                                           ---------------------------
                                                           $ 3,084           $  3,466
                                                           ---------------------------
                                                           ---------------------------

The fiscal 1998 accumulated amortization included an approximately $2.8 million write-off of the remaining net book value of the Company's long-lived assets related to European subsidiaries shown above. This expense is included within the total write down of investment in European subsidiaries of approximately $3.1 million shown in the Consolidated Statements of Operations.

Certain patent filing costs are capitalized and amortized upon the issuance of the related patent.

                               QUIDEL CORPORATION

                                 MARCH 31, 1999

NOTE 3.  EXPORT SALES AND FOREIGN OPERATIONS

Export sales were as follows:


YEARS ENDED MARCH 31, (IN THOUSANDS)                                                  1999              1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Europe........................................................................    $  4,757          $  4,309         $  4,275
Asia..........................................................................         964             1,637            3,047
Other international...........................................................       1,143               828              738
                                                                                  -------------------------------------------
                                                                                  $  6,864          $  6,774         $  8,060
                                                                                  -------------------------------------------
                                                                                  -------------------------------------------

Sales and operating income (loss) for the three years ended March 31, 1999 and identifiable assets at the end of each of those years, classified by geographic area, were as follows:

YEARS ENDED MARCH 31, (IN THOUSANDS)                                                  1999              1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers from:
     United States............................................................    $ 43,569          $ 41,174         $ 37,462
     Europe...................................................................       3,594             4,547            4,457
                                                                                  -------------------------------------------
                                                                                  $ 47,163          $ 45,721         $ 41,919
Operating income (loss):
     United States............................................................    $    914          $  1,066         $  3,679
     Europe...................................................................         278            (2,565)             396
                                                                                  -------------------------------------------
                                                                                  $  1,192          $ (1,499)        $  4,075
Long-lived assets:
     United States............................................................    $ 30,940          $ 22,945         $ 18,740
     Europe...................................................................          47               156              177
                                                                                  -------------------------------------------
                                                                                  $ 30,987          $ 23,101         $ 18,917
                                                                                  -------------------------------------------
                                                                                  -------------------------------------------

Intercompany sales to affiliates totaled approximately $1.4 million, $2.4 million and $2.3 million in the three years ended March 31, 1999, 1998 and 1997, respectively. Intercompany sales prices are established with consideration of each entity's contribution to the overall gross profit generated. Intercompany gross profit in inventory is eliminated upon consolidation.

NOTE 4.  LEASE COMMITMENTS

Rent expense under operating leases totaled $294,000, $247,000 and $152,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

Cost and accumulated depreciation of equipment under capital leases in the accompanying balance sheets at March 31, 1999 are $181,000 and $124,000, respectively, and at March 31, 1998 are $181,000 and $95,000, respectively. Depreciation of equipment under capital lease agreements is included in depreciation expense in the accompanying financial statements.

                               QUIDEL CORPORATION

                                 MARCH 31, 1999


NOTE 5.  LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:


MARCH 31, (IN THOUSANDS)                                                                                1999             1998
-----------------------------------------------------------------------------------------------------------------------------
9.4% note secured by deed of trust on San Diego facility,
     principal and interest of $37 payable monthly through November 2009........................    $  3,002         $  3,160
Obligations under capital leases................................................................          --               41
                                                                                                    -------------------------
                                                                                                       3,002            3,201
Less current portion of long-term debt and obligations under capital leases.....................         174              199
                                                                                                    -------------------------
                                                                                                    $  2,828         $  3,002
                                                                                                    -------------------------
                                                                                                    -------------------------

Future principal debt payments for fiscal years ended after March 31, 1999 are as follows (in thousands):

                                                                                                    2000             $   174
                                                                                                    2001                 191
                                                                                                    2002                 209
                                                                                                    2003                 230
                                                                                                    2004                 251
                                                                                                    Thereafter         1,947
                                                                                                                     -------
                                                                                                                     $ 3,002
                                                                                                                     -------
                                                                                                                     -------

NOTE 6.  STOCKHOLDERS' EQUITY

COMMON STOCK WARRANTS. Outstanding warrants to purchase shares of common stock are as follows:

                                                                                                   EXERCISE             NUMBER
ISSUE DATE                                                                       TERM                 PRICE          OF SHARES
------------------------------------------------------------------------------------------------------------------------------
April 1992...............................................................    10 years                 $7.50            950,000
January 1995.............................................................     5 years                 $3.00             12,500
January 1995.............................................................     5 years                 $2.50             50,000
April 1995...............................................................4 yrs, 9 mos                 $4.50            275,000
May 1995.................................................................     5 years         $4.75 - $8.50             50,000
                                                                                                                  ------------
                                                                                                                     1,337,500
                                                                                                                  ------------
                                                                                                                  ------------

STOCK OPTIONS The Company has stock options outstanding which were issued under various stock option plans to certain employees, consultants and directors. The options have terms ranging up to ten years, have exercise prices ranging from $1.88 to $5.50, and generally vest over four years. In fiscal 1997, the number of shares authorized to be issued under the Company's 1990 Employee Stock Plan was increased by 750,000 to a total of 2,500,000 shares of common stock, under incentive stock rights, stock options, stock

                               QUIDEL CORPORATION

                                 MARCH 31, 1999


appreciation rights and stock purchase rights. Also in fiscal 1997, the Company's stockholders authorized the establishment of the 1996 Non-Employee Directors Stock Option Plan ("1996 Plan") which provides for the grant of options to purchase up to 400,000 shares of common stock.

In fiscal 1999, the Company's stockholders authorized the establishment of the 1998 Stock Incentive Plan which provides for the grant of options to purchase up to 3,000,000 shares of common stock. In addition, the shareholders also authorized an amendment to the Company's 1996 Non-Employee Directors Stock Option Plan which increased the total number of shares reserved for issuance under the plan by 80,000 shares.

The following table summarizes option activity in terms of thousands of shares and the weighted average exercise per share:


For the years ended March 31,                                        1999                 1998                  1997
(IN THOUSANDS)                                                 SHARES    PRICE     SHARES      PRICE     SHARES         PRICE
------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year............................    2,710    $  3.81     2,131     $ 3.94      1,748        $ 4.03
Granted.....................................................    2,560       3.01       850       3.25        818          3.77
Exercised...................................................     (21)        .73     (165)       2.48       (87)          2.41
Cancelled...................................................  (1,401)       3.70     (106)       3.88      (348)          4.33
                                                             --------              -------                ------
Outstanding at end of year                                      3,848       3.34     2,710       3.81      2,131          3.94
                                                             --------              -------                ------
                                                             --------              -------                ------

At March 31, 1999, there were 1,212,430 shares exercisable, with a weighted average remaining contractual life of 7.86 years. At March 31, 1999, 2,235,523 shares remained available for grant under the plans.

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, in accounting for its employee stock options, because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models which were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the estimated market price of the underlying stock on the date of grant, no compensation has been recognized.

The estimated weighted average fair value of options granted during 1999, 1998 and 1997 was $2.16, $2.01 and $2.53, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rate of 5.0%, 6.0% and 6.6% expected option life of 5.8, 5.0 and 5.7 years, expected volatility of .72, .75 and .65 , and a dividend rate of zero for all three years.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee

                               QUIDEL CORPORATION

                                 MARCH 31, 1999

stock option plans have characteristics significantly different from those of traded options, and because SFAS No. 123 has not been applied to options granted prior to April 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net income and income per share would have been as indicated below:


For the years ended March 31,                                               1999                 1998                     1997
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------
Net income - as reported....................................            $  7,661              $ 1,110                  $ 3,549
Net income - pro forma......................................               6,223                  219                    3,135
Basic and diluted earnings per share - as reported..........                 .32                  .05                      .16
Basic and diluted earnings per share - pro forma............                 .26                  .01                      .14
------------------------------------------------------------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN In fiscal 1998, the number of shares authorized to be issued under the Employee Stock Purchase Plan ("the Plan") was increased by 100,000 to a total of 600,000 shares of common stock. Under the Plan, full-time employees are allowed to purchase common stock through payroll deductions (which cannot exceed 10% of the employee's compensation) at the lower of 85% of fair market value at the beginning or end of each six-month option period. As of March 31, 1999, 470,927 shares had been sold under the Plan, leaving 129,073 shares available for future issuance.

At March 31, 1999, approximately 7.6 million shares of common stock were reserved for the exercise of stock options and warrants.

NOTE 7.  INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:


YEARS ENDED MARCH 31, (IN THOUSANDS)                                                                 1999           1998
--------------------------------------------------------------------------------------------------------------------------
Pre tax income:
      United States...............................................................................$  1,356        $ 1,170)
        Foreign...................................................................................      38           (351)
                                                                                                  ------------------------
                                                                                                  $  1,394        $(1,521)
                                                                                                  ------------------------
                                                                                                  ------------------------

                               QUIDEL CORPORATION

                                 MARCH 31, 1999


Significant components of the provision for income taxes attributable to continuing operations are as follows:



YEARS ENDED MARCH 31, (IN THOUSANDS)                                    1999             1998
---------------------------------------------------------------------------------------------
Current:
      Federal.....................................................  $     100       $      51
      Foreign.....................................................         (6)              5
      State.......................................................         15              20
                                                                    -------------------------
                                                                          109              76
Benefit of operating loss carryforwards...........................     (6,376)         (2,707)
                                                                    -------------------------
Provision for income taxes                                          $  (6,267)         (2,631)
                                                                    -------------------------
                                                                    -------------------------

Significant components of the Company's deferred tax assets as of March 31 are shown below. During the year ended March 31, 1999, the Company decreased the valuation allowance for deferred tax assets by approximately $11.8 million. Of this amount, approximately $6.4 million resulted from the determination that the realization of net operating loss carryforwards was more likely than not and the remainder related to other decreases in deferred tax assets.


YEARS ENDED MARCH 31, (IN THOUSANDS)                                                                    1999             1998
-----------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss carryforwards...........................................................  $   22,113        $  24,589
     Tax credit carryforwards...................................................................       1,407            1,841
     Other-net..................................................................................         859            3,343
                                                                                                  ---------------------------
Total deferred tax assets.......................................................................      24,379           29,773
Valuation allowance for deferred tax assets.....................................................     (15,296)         (27,066)
                                                                                                  ---------------------------
Net deferred tax assets                                                                           $    9,083        $   2,707
                                                                                                  ---------------------------
                                                                                                  ---------------------------

At March 31, 1999, the Company had Federal and California income tax net operating loss carryforwards of approximately $63.0 million and $1.1 million respectively. The federal income tax net operating loss carryforwards will begin to expire in fiscal 2000 and the California income tax net operating loss carryforwards will continue to expire in fiscal 2000 (approximately $1.2 million expired in fiscal 1999).

The difference between the Federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the 50% limitation on California loss carryforwards, as well as the shorter five year carryforward period allowed by California (the Federal carryforward period is 15 years). The Company also has federal investment tax, research and development and alternative minimum tax credit carryforwards of approximately $1.1 million and California research and development, manufacturers' investment and alternative minimum tax credit carryforwards of $439,000 which will begin to expire in fiscal 2000 if not previously utilized.

                               QUIDEL CORPORATION

                                 MARCH 31, 1999

The reconciliation of income tax computed at the federal statutory rate to the provision for income taxes is as follows:


YEARS ENDED MARCH 31,                                                                   1999            1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Tax at statutory tax rate                                                         $       474      $    (517)      $     1,248
Utilization of valuation allowance                                                       (617)           508            (1,151)
Reduction in valuation allowance                                                       (6,376)        (2,707)               --
State taxes net of federal benefit                                                         15             12                22
Other                                                                                     237             73                 4
                                                                                  --------------------------------------------
                                                                                  $   (6,267)      $  (2,631)      $       123
                                                                                  --------------------------------------------
                                                                                  --------------------------------------------

In accordance with Internal Revenue Code Sections 382 and 383, a change in ownership of greater than 50% of a corporation within a three year period may limit the Company's ability to utilize its existing net operating losses and tax credit carryforwards. As a result of the 1991 merger with Monoclonal Antibodies, Inc., the Company succeeded to the tax carryforwards, which were generated by Monoclonal and Quidel prior to the merger. Such loss carryforwards totaled approximately $68.0 million and $8.0 million for Federal and California purposes, respectively. The Company believes that, as a result of the merger, such a change in ownership has occurred. However, the Company does not believe application of Section 382 and 383 will materially impact the utilization of its net operating losses and tax credits.

NOTE 8. COMMITMENTS

RESEARCH AND DEVELOPMENT AGREEMENTS

During 1998 and 1997, the Company entered into agreements to perform research and development with Glaxo Wellcome PLC ("Glaxo Wellcome"). Under these agreements, specified costs related to the performance of research and development for certain diagnostic test products are reimbursed by Glaxo Wellcome. The agreements provide for total funding up to approximately $12.1 million. The Company recorded revenue equal to the sum of the direct costs incurred under the agreements, plus a permitted overhead surcharge, of approximately $4.0 million, $3.2 million and $2.5 million in fiscal 1999, 1998 and 1997, respectively. In exchange for the funding provided by Glaxo Wellcome under these agreements, upon successful completion of the planned products, the Company will be required to pay royalties on sales of the developed products to Glaxo Wellcome, as defined in the agreements.

NOTE 9. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401(k) plan (the "Plan") covering all employees who are eligible to join the Plan upon employment. Employees may contribute up to 20% of their compensation per year (subject to a maximum limit by federal law). The Company did not match contributions to the Plan.

                               QUIDEL CORPORATION

                                 MARCH 31, 1999


NOTE 10.  BECTON DICKINSON LICENSE AGREEMENT

In June 1997, the Company entered into a license agreement with Becton Dickinson and Co. ("BD") in exchange for a cash license fee, a royalty on net sales of certain of its pregnancy and ovulation products, and a license of the Company's Q-Laboratory technology back to BD (with a royalty on future net sales). The license fee paid of $2.3 million was capitalized and is being amortized over 7.5 years. Royalty expense applicable to this agreement totaled approximately $1.9 million in fiscal 1999.

NOTE 11. SUBSEQUENT EVENT (UNAUDITED)

In June 1999, the Company announced that it signed a definitive agreement to acquire Metra Biosystems, Inc. ("Metra") for approximately $22.9 million, or $1.78 per share based upon 12,852,248 shares outstanding, including vested options, in an all cash tender offer. Metra is a world leader in the diagnosis and detection of bone loss for the management of osteoporosis and other bone diseases. Completion of the tender offer is expected by the end of July 1999, and is subject to 90% of the shares being tendered, execution of retention agreements by key employees, minimum cash balance at closing and other customary closing conditions. At the close of the tender offer, it is anticipated that the total consolidation and transaction costs to the Company will be approximately $8 million, net of Metra's estimated cash of approximately $19 million. The tender offer will be financed from our cash reserves, proceeds from a short-term bank loan and proceeds from a revolving line of credit. The short-term bank loan will be repaid with the Metra cash acquired, while the line of credit will be repaid with the proceeds of the contemplated sales and leaseback of the corporate facility.

NOTE 12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of unaudited quarterly results for the years ended March 31, 1999 and 1998. (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Gross          Net Income       Net Income
Year ended March 31, 1999                                      Revenues            Profit             (Loss)        Per Share
------------------------------------------------------------------------------------------------------------------------------
March 31...................................................$   14,278          $     6,233     $       7,413              $.31
December 31.................................................   14,927                5,776               946               .04
September 30................................................   11,420                4,270              (716)             (.03)
June 30.....................................................   10,871                4,778                18               .00
------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1998
------------------------------------------------------------------------------------------------------------------------------
March 31...................................................$   14,681          $     5,841     $        (107)            $(.00)
December 31.................................................   13,442                6,256             1,704               .07
September 30................................................   11,987                5,346               304               .01
June 30.....................................................    9,369                4,030              (791)             (.03)
------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net income per share are the same for all quarterly periods. The net profit for the quarter ended March 31, 1999 and 1998 included an income tax benefit of approximately $6.6 million and $2.7 million, respectively.