Form 10-Q
period 1999-06-30
QUIDEL CORP /DE/
filed 1999-08-16
CIK 353569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q



(Mark One)

/ X /       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934

For the quarter ended JUNE 30, 1999


/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934


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


                                 (858) 552-1100
              (Registrant's telephone number, including area code)



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

As of August 6, 1999, 23,822,491 shares of common stock were outstanding.

                               QUIDEL C0RPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1999 and March 31, 1999          3
           Condensed Consolidated Statements of Operations for the Three Months Ended
                June 30, 1999 and 1998                                                           4
           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                June 30, 1999 and 1998                                                           5
           Notes to Condensed Consolidated Financial Statements                                  6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                             11

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                      15

ITEM 4.  Submission of Matters to a Vote of Security Holders                                    15

ITEM 6.  Exhibits and Reports on Form 8-K                                                       15

Signature                                                                                       16

                               QUIDEL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                   June 30,
                                                                     1999         March 31,
                                                                  (unaudited)       1999
                                                                  -----------     ---------
ASSETS
Current assets:
      Cash and cash equivalents                                    $   8,135      $   6,622
      Accounts receivable, net                                         5,582          8,388
      Inventories                                                      5,838          5,811
      Prepaid expenses and other                                         616            798
                                                                   ---------      ---------

Total current assets                                                  20,171         21,619

Property and equipment, net                                           18,853         18,219
Intangible assets, net                                                 2,967          3,084
Deferred tax asset                                                     8,760          9,083
Other assets                                                             637            601
                                                                   ---------      ---------

                                                                   $  51,388      $  52,606
                                                                   ---------      ---------
                                                                   ---------      ---------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                             $   1,120      $   2,283
      Accrued payroll and related expenses                             1,377          1,013
      Current portion of long-term debt and obligations
         under capital leases                                            178            174
      Deferred contract research revenue                                --              592
      Accrued royalties                                                  541            659
      Other current liabilities                                          199            351
                                                                   ---------      ---------

            Total current liabilities                                  3,415          5,072

Long-term debt and obligations under capital leases                    2,782          2,828

Stockholders' equity:
      Common stock                                                        24             24
      Additional paid-in capital                                     116,720        116,720
      Accumulated deficit                                            (71,553)       (72,038)
                                                                   ---------      ---------
         Total stockholders' equity                                   45,191         44,706
                                                                   ---------      ---------

                                                                   $  51,388      $  52,606
                                                                   ---------      ---------
                                                                   ---------      ---------

See accompanying notes.

                               QUIDEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                   (unaudited)

                                                  Three months ended June 30,
                                                ----------------------------------
                                                     1999               1998
                                                ---------------     --------------
REVENUES
  Net sales                                     $    10,500         $    9,803
  Research contract, license fees
   and royalties                                        972              1,068
                                                ---------------     --------------

               Total revenues                        11,572             10,871

COSTS AND EXPENSES
  Cost of sales                                       5,435              4,962
  Sales and marketing                                 2,655              2,285
  General and administrative                          1,057              1,205
  Research and development                            1,584              2,047
  Write down and closure of European
   subsidiaries                                           -                420
                                                ---------------     --------------

               Total costs and expenses              10,731             10,919
                                                ---------------     --------------

Operating income (loss)                                 841                (48)

OTHER INCOME AND EXPENSE
  Interest and other income                              97                154
  Interest and other expense                           (130)               (88)
                                                ---------------     --------------

Net income before provision for income taxes            808                 18

Provision for income taxes                             (323)                --
                                                ---------------     --------------

Net income                                      $       485         $       18
                                                ---------------     --------------
                                                ---------------     --------------

Earnings per share - basic and diluted          $       .02         $      .00
                                                ---------------     --------------
                                                ---------------     --------------

Shares used in basic per share calculation           23,822             23,754
                                                ---------------     --------------
                                                ---------------     --------------

Shares used in diluted per share calculation         23,856             23,825
                                                ---------------     --------------
                                                ---------------     --------------

See accompanying notes.

                               QUIDEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                   (unaudited)

                                                                                Three months ended June 30,
                                                                              ------------------------------
                                                                                  1999             1998
                                                                              ------------      ------------
OPERATING ACTIVITIES
  Net income                                                                  $     485         $       18
  Adjustments to reconcile net income to net cash flows provided by operating activities:
            Depreciation and amortization                                           866                746
            Deferred tax provision                                                  323                 --
            Changes in operating assets and liabilities
                    Accounts receivable                                           2,806              2,235
                    Inventories                                                     (27)              (838)
                    Prepaid expenses and other current assets                       182                166
                    Accounts payable                                             (1,163)            (1,075)
                    Accrued payroll and related expenses                            364                (97)
                    Deferred contract research revenue                             (592)               (26)
                    Accrued royalties                                              (118)              (126)
                    Other current liabilities                                      (152)               191
                                                                              ------------      ------------

                        Net cash flows provided by operating activities           2,974              1,194

INVESTING ACTIVITIES
  Additions to equipment and improvements                                          (975)            (1,007)
  Increase in intangibles and other assets                                         (444)              (161)
                                                                              ------------      ------------

                        Net cash flows used for investing activities             (1,419)            (1,168)

FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                         --                 14
  Payments on notes payable, long term debt and
            obligations under capital leases                                        (42)               (48)
                                                                              ------------      ------------

                        Net cash flows used for financing activities                (42)               (34)
                                                                              ------------      ------------

Net decrease in cash and cash equivalents                                         1,513                 (8)
Cash and cash equivalents at beginning of period                                  6,622              9,720
                                                                              ------------      ------------

Cash and cash equivalents at end of period                                    $   8,135         $    9,712
                                                                              ------------      ------------
                                                                              ------------      ------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                    $      72         $       78
                                                                              ------------      ------------
                                                                              ------------      ------------

  Cash paid during the period for income taxes                                $      --         $       69
                                                                              ------------      ------------
                                                                              ------------      ------------

See accompanying notes.

                               Quidel Corporation

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 1999

                                   (unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. We are responsible for the unaudited financial statements included in this report. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management are necessary to fairly present the consolidated financial position as of June 30, 1999, and the consolidated results of operations for the three months ended June 30, 1999 and 1998. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ended March 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended March 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.    RECLASSIFICATION

      Certain amounts from the prior year have been reclassified to conform to the current year's presentation.

3.    EARNINGS PER SHARE

      Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares issuable upon the exercise of stock options.

4.    BALANCE SHEET INFORMATION

      Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                            June 30,            March 31,
                                              1999                 1999
                                         ---------------     ----------------
           Raw materials                 $        2,903      $         2,935
           Work-in-process                        2,128                1,935
           Finished goods                           807                  941
                                         ---------------     ----------------

                                         $        5,838      $         5,811
                                         ---------------     ----------------
                                         ---------------     ----------------

5 .   SUBSEQUENT EVENT

      Subsequent to June 30, 1999, the Company announced that it acquired Metra Biosystems, Inc. ("Metra") for approximately $22.9 million, or $1.78 per share based upon 12,852,248 shares outstanding, including vested options, in an all cash tender offer. Metra is a world leader in the diagnosis and detection of bone loss for the management of osteoporosis and other bone diseases. The total consolidation and transaction costs to the Company will be approximately $8 million, net of Metra's estimated cash of approximately $19 million. The tender offer was financed from cash reserves, proceeds from a short-term bank loan and proceeds from a revolving line of credit. The short-term bank loan was repaid with the Metra cash acquired.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. Difference in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the FDA, and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may", "will", "should", "might", "expect", "anticipate", "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described under "Business Risks" and in other sections of this report and in other reports and registration statements of Quidel filed with the Securities and Exchange Commission from time to time should be carefully considered. No forward-looking statement can be guaranteed and actual future results may vary materially. The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

ENTERPRISE COMPUTING SYSTEM

The Company is implementing a sophisticated enterprise-wide computer operating system. With this new system, the operations of the business are expected to become more efficient due to the streamlining of processes and procedures, many of which are being performed manually. The information to be provided from this system will assist management with day-to-day operating decisions.

RESULTS OF OPERATIONS

NET INCOME For the three months ended June 30, 1999, net income was $485,000, or $.02 per share, compared to a net income of $18,000 for the three months ended June 30, 1998. The most significant difference in net income for the three months ended June 30, 1999 compared to the three months ended June 30,1998 was an increase in net sales by $797,000, or 8%.

                    NET SALES TRENDS BY MAJOR SALES CHANNELS

                                      Three months ended June 30,
                                     ----------------------------
(IN THOUSANDS)                             1999         1998
                                        ----------    --------
Domestic sales
  Professional sales                     $  6,115      $ 6,327
  OTC, OEM and Clinical lab sales           2,111          662
                                          -------      -------
        Total domestic sales                8,226        6,989
        Percent of total sales                78%          71%
                                          -------      -------

International sales
  Export sales                              1,576        1,698
  European subsidiary sales                   797        1,116
                                          -------      -------
        Total international sales           2,373        2,814
        Percent of total sales                22%          29%
                                          -------      -------
        Total net sales                  $ 10,600      $ 9,803
                                          -------      -------
                                          -------      -------

U.S. professional sales continue to account for the majority of the sales growth as sales in the Company's core product areas of pregnancy, Strep A and
H. pylori continue to increase. Over the counter ("OTC"), original equipment manufacture ("OEM") and clinical lab sales grew by 226% due to increased distribution of our veterinary products and a new partnered retail store brand program for distribution of pregnancy tests launched in the second quarter of fiscal 1999. International sales decreased 20% over the prior year period.

In fiscal 1999, the Company completed the closure of European subsidiaries located in France, the Netherlands and Spain, which resulted in a decrease in European sales; however, this was offset in part by our German subsidiary, which increased its sales by 17% to $797,000 in the first quarter of fiscal 2000.

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

                         COST OF SALES AND GROSS PROFIT

                                                                   Three months ended June 30,
                                                         ------------------------------------------
                                                                      Percent               Percent
                                                                       of Net                of Net
(IN THOUSANDS)                                              1999       Sales       1998      Sales
                                                        -----------   --------   ---------   -------
Net sales                                                $ 10,600                $  9,803

Direct Costs - material, labor and other variable cost      3,236           30      2,924        30
Royalty Expense - patent licenses                             529            5        471         5
                                                        -----------              ---------
Total direct cost                                           3,765           35      3,395        35

Direct Margin - contribution per sales dollar                 65%                               65%

Manufacturing overhead cost                                 1,670           16      1,567        16
                                                        -----------              ---------

Total cost of sales                                         5,435           51      4,962        51
                                                        -----------              ---------

Gross profit                                             $  5,165           49   $  4,841        49
                                                        -----------              ---------
                                                        -----------              ---------

Gross profit as a percentage of sales remained constant at 49% of sales. The Company is in the process of improving its procedures for the procurement of raw materials in order to reduce overall product costs. In addition, the Company is also reviewing its credit and rebate policy to identify potential increases in product sale profitability.

                               OPERATING EXPENSES

                                                         Three months ended June 30,
                                                 --------------------------------------------
                                                              Percent                Percent
                                                               of Net                 of Net
(IN THOUSANDS)                                     1999        Sales      1998        Sales
                                                 --------    --------  ----------   ---------
Sales and marketing
      Domestic professional sales and marketing  $ 2,138                $  1,566
      Domestic OTC sales and marketing                25                      56
      International sales and marketing              492                     663
                                                 --------              ----------
            Total sales and marketing              2,655           25      2,285           23

General and administrative                         1,057           10      1,205           12
Research and development
      Quidel research projects                       909                   1,158
      Contract research - direct costs               675                     889
                                                 --------              ----------
            Total research and development         1,584           15      2,047           21

Write down and closure of European subsidiaries       --           --        420            4
                                                 --------              ----------

Total operating expenses                         $ 5,296           50   $  5,894           60
                                                 --------              ----------
                                                 --------              ----------

Total operating expenses, excluding contract
  research and restructuring cost                $ 4,621           44   $  4,585           47
                                                 --------              ----------
                                                 --------              ----------

Operating expenses decreased to $5.3 million for the three months ended June 30, 1999 from $5.9 million in the prior year due to costs incurred in 1998 related to the closure of European subsidiaries, and also a decrease in research and development costs which more than offset an increase in sales and marketing costs.

Sales and marketing expenses increased to 25% of net sales. Domestic sales and marketing expense increased due to a new infrastructure that was not present in the prior year. International sales and marketing expenses declined due to the closure of our European subsidiaries and now represent approximately 21% of total international sales.

Research and development expenses declined to 15% of net sales due to costs associated with the launch of an OEM pregnancy test in fiscal 1999 not being incurred in fiscal 2000, contract research programs being completed in fiscal 1999, as well as the research program related to a potential influenza A and B diagnostic kit nearing completion and thus incurring less costs in fiscal 2000.

General and administrative expenses decreased by 12% in the current quarter as compared to the prior year primarily as a result of decreased recruiting and consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash and cash equivalents of $8.1 million compared to $6.6 million at March 31, 1999. Cash and cash equivalents declined in fiscal 1999 primarily due to our investments in implementing an enterprise-wide computer system to assist in operating our business more efficiently, as well as to investments in improved technology to increase efficiencies in manufacturing operations.

The principal requirements for cash are for working capital, including capital equipment additions and the costs to implement an enterprise-wide computer operating system. Cash requirements are expected to be funded by the results of operations. In addition, cash is anticipated to be raised during fiscal 2000 through the sale and leaseback of the corporate headquarters facility, a portion of which will be used to repay the $3.0 million real estate loan balance and the line of credit associated with the acquisition of Metra Biosystems, Inc. (see Subsequent Event below). Cash requirements fluctuate as a result of numerous factors, such as the extent to which we use or generate cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on the current cash position and the current assessment of future operating results, we believe that the existing sources of liquidity should be adequate to meet operating needs during fiscal 2000.

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

We have completed the assessment phase of all of our operations and business activities. We have determined that our products are Year 2000 ready. During the assessment phase, we identified several business systems which were not Year 2000 compliant. We have since converted some of those business systems to be fully Year 2000 ready, such as our telephone system, and we are now in the process of converting our business enterprise software. We anticipate that conversion and testing of the enterprise software will be completed and that we will be operating on this system by the end of the third quarter of 1999.

Furthermore, as a result of our assessment of other, less critical systems which are not year 2000 compliant, we believe we have identified adequate remedies to make those systems Year 2000 ready. Specific examples of "non-compliant" systems we have identified include certain desktop personal computers and applications software where compliant versions are readily available from current suppliers as well as others. We expect to complete renovation of our less critical systems by October 1999. Completion of the testing phase for all significant systems is expected by December 1999. To date, approximately 80% of our systems have been tested and found to be compliant.

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

SUBSEQUENT EVENT

Subsequent to June 30, 1999, Quidel announced that it acquired Metra Biosystems, Inc. ("Metra") for approximately $22.9 million, or $1.78 per share based upon 12,852,248 shares outstanding, including vested options, in an all cash tender offer. Metra is a world leader in the diagnosis and detection of bone loss for the management of osteoporosis and other bone diseases. The total consolidation and transaction costs to the Company will be approximately $8 million, net of Metra's estimated cash of approximately $19 million. The tender offer was financed from cash reserves, proceeds from a short-term bank loan and proceeds from a revolving line of credit. The short-term bank loan was repaid with the Metra cash acquired.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quidel does not and did not invest in market risk sensitive instruments in fiscal 1999. Quidel had and has no exposure to market risk with regard to changes in interest rates. Quidel does not and has not used derivative financial instruments for any purposes, including hedging or mitigating interest rate risk.

BUSINESS RISKS THAT MAY AFFECT RESULTS

In this section, all reference to "we," "our," and "us" refer to Quidel.

OPERATING RESULTS MAY FLUCTUATE WHICH COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK

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

OUR PRODUCTS AND MARKETS REQUIRE CONSIDERABLE RESOURCES TO DEVELOP WHICH MUST BE RECOUPED IN ADDITIONAL SALES

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

WE MAY NOT ACHIEVE EXPECTED MARKET ACCEPTANCE OF OUR PRODUCTS AMONG PHYSICIANS AND OTHER HEALTH CARE PROVIDERS

Significant competitors for our products are clinical reference laboratories and hospital-based laboratories, which provide the majority of diagnostic tests used by physicians and other health-care providers. Our estimates of future sales depend on, among other matters, the capture of sales from these laboratories, and if we do not capture sales as expected our operating results may fall below expectations. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other health care providers may resist changing their established source for such tests.

INTENSE COMPETITION IN THE DIAGNOSTIC MARKET POSES CHALLENGES TO OUR
PROFITABILITY

The diagnostic test market is highly competitive and we have a large number of multinational and regional competitors making investments in competing technologies. Such competition is expected to continue and if our competitors products are more effective or more commercially attractive than ours, our business and financial results could be adversely affected. Competition also negatively impacts our product prices and profit margins.

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

IF WE ARE NOT ABLE TO MANAGE OUR GROWTH STRATEGY OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED

We anticipate increased growth in the number of employees, the scope of operating and financial systems and the geographic area of our operations with the acquisition of Metra, and as new products are developed and commercialized. This growth may divert management's attention from other aspects of our business, and will place a strain on existing management, and operational, financial and management information systems. To manage this growth, we must continue to implement and improve our operational and financial systems and to train, motivate, retain and manage our employees. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and anticipated sales could be adversely effected.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on July 27, 1999. The stockholders re-elected Quidel's entire Board of Directors. The individuals elected and the shares cast with respect to each individual were as follows:

Elected as director:

                                                  For                    Against
                                                  ---                    -------
            Richard C.E. Morgan               18,917,259                  48,178
            Andre de Bruin                    18,917,037                  48,400
            John D. Diekman                   18,917,259                  48,178
            Thomas A. Glaze                   18,916,259                  49,178
            Margaret G. McGlynn               18,917,159                  48,278
            Mary Lake Polan                   18,913,059                  52,378
            Faye Wattleton                    18,915,431                  50,006

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                Exhibit
                Number             Exhibit
                --------           -------

                    27*            Financial Data Schedule

                    *              Attached hereto.

          (b)   Reports on Form 8-K filed in the first quarter of fiscal 1999

          On July 1, 1999, Quidel filed a Form 8-K to report a change of certifying accountants, with the firm of Ernst & Young L.L.P. being replaced by Arthur Andersen L.L.P., effective June 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUIDEL CORPORATION



Date:  August 13, 1999                 /s/ Charles J. Cashion
                                       ----------------------------------
                                       Charles J. Cashion
                                       Senior Vice President,
                                       Corporate Operations,
                                       Chief Financial Officer and
                                       Secretary