Form 10-Q
period 1999-09-30
QUIDEL CORP /DE/
filed 1999-11-15
CIK 353569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 1999

/    /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934


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

Yes X    No
   ----    ----
As of November 5, 1999, 23,857,285 shares of common stock were outstanding.

                               QUIDEL CORPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 1999 and March 31, 1999               3
              Condensed Consolidated Statements of Operations for the Six Months Ended
                 September 30, 1999 and 1998                                                                  4
              Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                 September 30, 1999 and 1998                                                                  5
              Notes to Condensed Consolidated Financial Statements                                            6

ITEM 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations                                                                 8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                                         13

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                                  17

ITEM 6.   Exhibits and Reports on Form 8-K                                                                   17

Signature                                                                                                    18


                               QUIDEL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                            SEPTEMBER 30,
                                                                                1999               MARCH 31,
                                                                             (UNAUDITED)             1999
                                                                            -------------          --------
  ASSETS
  Current assets:
       Cash and cash equivalents                                                  $ 7,132            $6,622
       Accounts receivable, net                                                     7,603             8,388
       Inventories                                                                  6,642             5,811
       Prepaid expenses and other                                                     750               798
                                                                                  -------           -------
  Total current assets                                                             22,127            21,619

  Property and equipment, net                                                      21,029            18,219
  Intangible assets, net                                                            5,892             3,084
  Deferred tax asset                                                                8,760             9,083
  Other assets                                                                      1,399               601
                                                                                  -------           -------
                                                                                  $59,207           $52,606
                                                                                  -------           -------
                                                                                  -------           -------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:

       Accounts payable                                                            $1,036            $2,283
       Accrued payroll and related expenses                                           934             1,013
       Current portion of long-term debt and obligations
          under capital leases                                                        777               174
       Bank line of credit                                                          7,500                 -
       Deferred contract research revenue                                               -               592
       Accrued royalties                                                              492               659
       Other current liabilities                                                    2,713               351
                                                                                  -------           -------
           Total current liabilities                                               13,452             5,072

  Long-term debt and obligations under capital leases                               2,914             2,828

  Stockholders' equity:

       Common stock, $.001 par value; 50,000 shares authorized,
       23,857 and 23,822 shares issued and outstanding at
       September 30, 1999, and March 31, 1999, respectively                            24                24
       Additional paid-in capital                                                 116,788           116,720
       Accumulated deficit                                                        (73,971)          (72,038)
                                                                                  -------           -------
          Total stockholders' equity                                               42,841            44,706
                                                                                  -------           -------
                                                                                  $59,207           $52,606
                                                                                  -------           -------
                                                                                  -------           -------


   See accompanying notes.

                               QUIDEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                          Three months ended        Six months ended
                                                             September 30,           September 30,
                                                         --------------------    --------------------
                                                           1999        1998        1999        1998
REVENUES                                                 --------    --------    --------    --------
   Net sales                                             $ 11,584    $ 10,344    $ 22,184    $ 20,147
   Research contract, license fees and royalties              619       1,076       1,591       2,144
                                                         --------    --------    --------    --------
           Total revenues                                  12,203      11,420      23,775      22,291

COSTS AND EXPENSES

   Cost of sales                                            6,374       6,074      11,809      11,099
   Sales and marketing                                      3,685       2,251       6,340       4,473
   General and administrative                               1,717       1,798       2,774       3,003
   Research and development                                 2,373       2,067       3,957       4,114
   Write down and closure of European subsidiaries              -          20           -         440
   Acquired in process research and development               820           -         820           -
                                                         --------    --------    --------    --------

           Total costs and expenses                        14,969      12,210      25,700      23,129
                                                         --------    --------    --------    --------
Operating income (loss)                                    (2,766)       (790)     (1,925)       (838)

Other income (expense)                                         25          74          (8)        140
                                                         --------    --------    --------    --------
Income (loss) before provision for income taxes            (2,741)       (716)     (1,933)       (698)

Provision for income taxes                                    323           -           -           -
                                                         --------    --------    --------    --------
Net loss                                                 $ (2,418)   $   (716)   $ (1,933)   $   (698)
                                                         --------    --------    --------    --------

Loss per share - basic and diluted                       $   (.10)   $   (.03)   $   (.08)   $   (.03)
                                                         --------    --------    --------    --------
                                                         --------    --------    --------    --------

Shares used in basic and diluted per share calculation     23,840      23,780      23,831      23,767
                                                         --------    --------    --------    --------
                                                         --------    --------    --------    --------


   See accompanying notes.

                               QUIDEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                Six months ended September 30,
                                                                -----------------------------
                                                                    1999            1998
                                                                ------------    -------------
OPERATING ACTIVITIES
   Net income (loss)                                            $     (1,933)   $        (698)
   Adjustments to reconcile net loss to net cash
         flows, excluding effect of acquisition,
         provided by operating activities:
         Depreciation and amortization                                 2,236            1,588
         Charge for acquired in-process research and development         820                -
         Changes in operating assets and liabilities
               Accounts receivable                                     2,386            1,752
               Inventories                                               609             (550)
               Prepaid expenses and other current assets                 780              172
               Accounts payable                                       (1,918)            (615)
               Accrued payroll and related expenses                      (79)            (329)
               Deferred contract research revenue                       (592)               6
               Accrued royalties                                        (167)             (93)
               Other current liabilities                              (1,383)             309
                                                                ------------    -------------
                  Net cash flows provided by operating activities        759            1,542

INVESTING ACTIVITIES

   Additions to equipment and improvements                            (2,525)          (2,570)
   Increase (decrease) in intangibles and other assets                   240              (58)
   Payment for purchase of Metra, net of cash acquired                 (5,233)              -
                                                                ------------    -------------
                  Net cash flows used for investing activities        (7,518)          (2,628)

FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                             68               80
   Payments on notes payable, long term debt and
         obligations under capital leases                               (255)             (99)
   Proceeds from bank line of credit                                   7,500                -
   Proceeds from bank term loan                                       18,046                -
   Payment of bank term loan                                         (18,046)               -
                                                                ------------    -------------
               Net cash flows provided by (used for) financing
               activities                                              7,313              (19)

Effect of exchange rate changes on cash                                  (44)               -
                                                                ------------    -------------
Net increase in cash and cash equivalents                                510           (1,105)
Cash and cash equivalents at beginning of period                       6,622            9,720
                                                                ------------    -------------

Cash and cash equivalents at end of period                      $      7,132    $       8,615
                                                                ------------    -------------
                                                                ------------    -------------

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                     $        164    $         175
                                                                ------------    -------------
                                                                ------------    -------------

   Cash paid during the period for income taxes                 $          -    $          69
                                                                ------------    -------------
                                                                ------------    -------------


See accompanying notes.

                               QUIDEL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)

l.   BASIS OF PRESENTATION

     The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. We are responsible for the unaudited financial statements included in this report. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management are necessary to fairly present the consolidated financial position as of September 30, 1999, and the consolidated results of operations for the three and six months ended September 30, 1999 and 1998. The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended March 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended March 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.   RECLASSIFICATION

     Certain amounts from the prior year have been reclassified to conform to the current year's presentation.

3.   LOSS PER SHARE

     Loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic and diluted earnings per share are computed using the weighted average number of common shares outstanding during each period. Common equivalent shares are excluded as the effect would be antidilutive.

4.   BALANCE SHEET INFORMATION

     Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                         SEPTEMBER 30,            MARCH 31,
                                                             1999                   1999
                                                         ------------             --------
                      Raw materials                      $      3,414             $  2,935
                      Work-in-process                           2,133                1,935
                      Finished goods                            1,095                  941
                                                         ------------             --------
                                                         $      6,642             $  5,811
                                                         ------------             --------
                                                         ------------             --------


5.   ACQUISITION OF METRA BIOSYSTEMS, INC.

     During the quarter ended September 30, 1999, the Company completed the acquisition of all the outstanding stock of Metra Biosystems, Inc. ("Metra") for approximately $22.7 million, or $1.78 per share, based upon 12,732,826 shares outstanding, in an all cash tender offer. Metra is a world leader in the diagnosis and detection of bone loss for the management of osteoporosis and other bone diseases. The total consolidation and transaction costs to the Company were approximately $7.1 million, net of Metra's estimated cash of approximately $19 million. The tender offer was financed from cash reserves, proceeds from a short-term bank loan and proceeds from a revolving line of credit. The short-term bank loan was repaid with the Metra cash acquired.

     -Accounting Treatment of Acquisition

     The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities were recorded based on their par values at the date of acquisition, and the result of operations have been included in the financial statements for the periods subsequent to acquisition.

     The Company allocated the fair values of the net assets acquired between acquired in-process research and development of $820,000 and the purchase price in excess of identifiable assets of approximately $3.1 milllion. The $820,000 allocated to acquired in-process research and development was written off as a one-time charge.

     In addition, approximately $3.1 million of intangible assets were capitalized and will be amortized over five years.

     The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to acquired in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Metra prior to the close of the acquisition.

     The nature of the efforts required to develop acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements. If the research and development project and technologies are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective. No assurance can be given, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated.

     The Company continues to work toward the completion of the research and development of the projects acquired. The majority of the projects are on schedule, but delays may occur due to changes in technological and market requirements for the Company's products. The risks associated with these efforts are still considered high and no assurance can be made that any upcoming products will meet with market acceptance. Delays in the introduction of certain products may adversely affect the Company's revenues and earnings in future quarters.

     -Pro Forma Financial Information

     The following table presents the unaudited pro forma results assuming the Company had acquired Metra at the beginning of fiscal years 1999 and 2000, respectively. Net loss and basic and diluted loss per share amounts have been adjusted to exclude an acquired in-process research and development write-off of $820,000 and net interest income of $522,000 and $154,000 for the six months ended September 30, 1998 and 1999, respectively, and to include goodwill amortization of $312,000 and $208,000 for the six months ended September 30, 1998 and 1999, respectively. This information may not necessarily be indicative of the future combined results of the Company.

     In thousands, except per share data

                                                                           PROFORMA
                                                             FOR THE SIX MONTHS ENDED SEPTEMER 30
                                                                         (unaudited)
                                                             ------------------------------------
                                                                  1998                   1999
                                                             -------------         --------------
                        Revenues                             $      25,270         $       25,785
                        Net loss                             $      (7,959)        $       (3,939)
                        Basic and diluted loss per share     $        (.33)        $         (.17)


6.   SUBSEQUENT EVENT

     During October 1999, the Company announced that it is changing its fiscal year end from a March 31 fiscal year to a December 31 fiscal year. The Company will report the transition period on a Form 10-K for the nine months ended December 31, 1999. In addition, the Company will also report on Form 10-K the financial statements for the twelve months ended December 31, 1999.

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

ENTERPRISE COMPUTING SYSTEM

During the quarter ended September 30, 1999, the Company began daily operations with a sophisticated enterprise resource planning computer operating system. With this new system, the operations of the business are expected to become more efficient due to the streamlining of processes and procedures, many of which are being performed manually. The information to be provided from this system will assist management with day-to-day operating decisions. Costs of approximately $1.8 million were capitalized since the inception of this project. These costs will be depreciated over a five year life.

INFLUENZA DIAGNOSTIC TEST

During September 1999, the Company received clearance from the Food and Drug Administration ("FDA") to market a rapid, point-of-care diagnostic test to detect influenza A and B. This diagnostic test is designed to assist health care providers in identifying patients infected with influenza who would benefit from immediate diagnosis and intervention. The test was developed through a product development collaboration with Glaxo Wellcome, plc. The Company expects to market the test worldwide, and to begin shipping the product during November 1999.

RESULTS OF OPERATIONS

For the three months ended September 30, 1999, the net loss was $2,418,000 or $.10 per share, compared to a net loss of $716,000, or $.03 per share, for the three months ended September 30, 1998. The primary reason for the increase in net loss relates to the consolidation of Metra Biosystems, Inc. ("Metra"), which was acquired during the quarter. Metra had a net loss of $892,000 for the quarter, and an additional $820,000 was written-off for in-process research and development acquired from Metra. In addition, the net loss also increased due to the conversion and implementation of our new computer system. Production was delayed as training and implementation occurred, resulting in a backlog of product shipments of approximately $700,000 at quarter end. Had these costs and delays not occurred, the net loss would have been approximately the same as the prior year.

                    NET SALES TRENDS BY MAJOR SALES CHANNELS

                                        Three months ended   Six months ended
                                          September 30,        September 30,
                                       -------------------- ------------------
(IN THOUSANDS)                           1999       1998      1999       1998
                                       -------    -------    -------    -------
Domestic sales
     Professional sales                $ 7,619    $ 6,735    $13,735    $13,066
     OTC, OEM and Clinical lab sales     1,283      1,183      3,394      1,841
                                       -------    -------    -------    -------
         Total domestic sales            8,902      7,918     17,129     14,907
         Percent of total sales             77%        77%        77%        74%
                                       -------    -------    -------    -------
International sales
     Export sales                        1,078      1,415      2,654      3,113
     European subsidiary sales           1,604      1,011      2,401      2,127
                                       -------    -------    -------    -------
         Total international sales       2,682      2,426      5,055      5,240
         Percent of total sales             23%        23%        23%        26%
                                       -------    -------    -------    -------
         Total net sales               $11,584    $10,344    $22,184    $20,147
                                       -------    -------    -------    -------
                                       -------    -------    -------    -------


Net sales for the quarter increased by 12% compared to the prior year. Professional sales for the three months ended September 30,1999 in the Company's core product areas of pregnancy, Strep A and H. pylori remained flat compared to the prior year due to a backlog of sales orders of approximately $700,000 at September 30, 1999, caused by delays during the implementation and training related to the new enterprise-wide computer system. Had the backlog not occurred, Quidel's net sales would have been approximately 3% above the prior year's net sales. Metra's domestic bone marker sales were $934,000, or 8% of net sales. Over the counter ("OTC"), original equipment manufacture ("OEM") and clinical lab sales grew by 8% primarily due to our partnered retail store brand program for distribution of pregnancy tests being launched during the same period in the prior year.

International sales increased by 10% over the prior year. This increase in sales is due to the acquisition of Metra and their three European subsidiaries.

Contract research and development revenue is principally related to funding provided by Glaxo Wellcome for two separate multi-year rapid diagnostic test development programs for influenza A and B, which commenced in March 1996, and the development of two point-of-care diagnostic tests to detect herpes simplex virus ("HSV"), which commenced in October 1997. In May 1999, a 510(k) application was filed with the FDA for marketing clearance of the influenza A and B point-of-care test. The 510(k) clearance was received in September 1999. The anticipated filing of a 510(k) application for clearance for the HSV tests is expected to be during 2000. The revenue recognized under the Glaxo Wellcome programs is equal to the sum of the program direct research costs (see Operating Expenses, below) and allocated support service costs. License fee income generally relates to one-time fees received for the right to distribute our products.

                         COST OF SALES AND GROSS PROFIT

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                     ------------------------------------------------------------
                                                                   PERCENT OF                        PERCENT OF
      (IN THOUSANDS)                                   1999         NET SALES          1998           NET SALES
                                                     -------       ----------        -------         ----------
      Net sales                                      $11,584                         $10,344
      Direct Costs - material,
      labor and other variable cost                    3,764            32             3,953               38
      Royalty Expense -
      patent licenses                                    571             5               504                5
                                                     -------                         -------
      Total direct cost                                4,335            37             4,457               43

      Direct Margin -
      contribution per sales dollar                      63%                             57%

      Manufacturing overhead cost                      2,039            18             1,617               16
                                                     -------                         -------

      Total cost of sales                              6,374            55             6,074               59
                                                     -------                         -------

      Gross profit                                    $5,210            45            $4,270               41
                                                     -------                         -------
                                                     -------                         -------


                                                                    SIX MONTHS ENDED SEPTEMBER 30,
                                                     ------------------------------------------------------------
                                                                   PERCENT OF                        PERCENT OF
      (IN THOUSANDS)                                   1999         NET SALES          1998           NET SALES
                                                     -------       ----------        -------         ----------
      Net sales                                      $22,184                         $20,147

      Direct Costs - material,
      labor and other variable cost                    7,012            32             6,940              34
      Royalty Expense -
      patent licenses                                  1,100             5               975               5
                                                     -------                         -------
      Total direct cost                                8,112            37             7,915              39

      Direct Margin -
      contribution per sales dollar                      63%                              61%

      Manufacturing overhead cost                      3,697            17             3,184              16
                                                     -------                         -------

      Total cost of sales                             11,809            53            11,099              55
                                                     -------                         -------

      Gross profit                                   $10,375            47            $9,048              45
                                                     -------                         -------
                                                     -------                         -------


Gross profit as a percentage of sales for the three and six months ended September 30, 1999 increased as a percent of sales from the prior year. This increase in profit margin is due to the Company improving its procedures for the procurement of raw materials in order to reduce overall product costs. In addition, the Company is also reviewing its credit and rebate policy to identify potential increases in product sale profitability.

                               OPERATING EXPENSES

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------------------------
                                                                        PERCENT OF                        PERCENT OF
      (IN THOUSANDS)                                       1999         NET SALES          1998           NET SALES
                                                          -------       ----------        -------         ----------
Sales and marketing
     Domestic professional sales and marketing            $2,458                          $1,492
     International sales and marketing                     1,226                             759
                                                          -------                         -------
         Total sales and marketing                         3,684              32           2,251               22

General and administrative                                 1,716              15           1,798               17

Research and development
     Quidel research projects                              1,589                           1,144
     Contract research - direct costs                        785                             923
                                                          -------                         -------
         Total research and development                    2,374              20           2,067               20

Purchased in Process R & D                                   820               7               -                -
Write down and closure of European subsidiaries                -               -              20                -
                                                          -------                         -------

Total operating expenses                                  $8,594              74          $6,136               59
                                                          -------                         -------
                                                          -------                         -------

Total operating expenses, excluding contract
   research and restructuring cost                        $7,809              67          $4,946               48
                                                          -------                         -------
                                                          -------                         -------


                                                                        SIX MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------------------------
                                                                        PERCENT OF                        PERCENT OF
(IN THOUSANDS)                                             1999         NET SALES          1998           NET SALES
                                                          -------       ----------        -------         ----------
Sales and marketing
     Domestic professional sales and marketing            $4,662                            2,923
     International sales and marketing                     1,678                            1,419
                                                          -------                         -------
         Total sales and marketing                         6,340               29           4,473                 22

General and administrative                                 2,774               13           3,003                 15

Research and development
     Quidel research projects                              2,498                            2,302
     Contract research - direct costs                      1,459                            1,812
                                                          -------                         -------
         Total research and development                    3,957               18           4,114                 20

Purchased in Process R & D                                   820                4               -                  -
Write down and closure of European subsidiaries                -                -             440                  2
                                                          -------                         -------
Total operating expenses                                  $13,891              63         $12.030                 60
                                                          -------                         -------
                                                          -------                         -------

Total operating expenses, excluding contract
   research and restructuring cost                        $12,432              56         $ 9,778                 49
                                                          -------                         -------
                                                          -------                         -------


Operating expenses increased to $8.6 million for the three months ended September 30, 1999 from $6.1 million in the prior year. This increase includes a non-recurring write off of purchased in process research and development of $820,000, and a recurring goodwill amortization charge of $105,000, both relating to the acquisition of Metra. The balance of the increase in operating expenses is due to the reorganization of the sales and marketing teams at both Quidel and Metra.

Sales and marketing expenses increased to 32% of net sales. Both international and domestic sales and marketing expense increased due to a new infrastructure that was not present in the prior year, consisting of an extensive worldwide sales and marketing function, including subsidiaries in the UK, Germany and Italy purchased as part of the acquisition of Metra.

Research and development expenses remained constant at 20% of net sales for the three months ended September 30, 1999. There was a decrease in costs at Quidel due to contract research programs being completed in fiscal 1999, as well as the research program related to the influenza A and B diagnostic kit being completed during the quarter. These decreases were offset by an increase in costs incurred by research programs currently in place at Metra.

General and administrative expenses decreased to 15% of sales in the current quarter as compared to the prior year primarily as a result of decreased outside consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalents of $7.1 million compared to $6.6 million at March 31, 1999. Cash and cash equivalents increased at September 30, 1999 due to the receipt of a bank line of credit of $7.5 million which was used in the acquisition of Metra. These funds were offset in part by outflows relating to our investment in implementing an enterprise resource planning computer system to assist in operating our business more efficiently, investments in improved technology to increase efficiencies in manufacturing operations, as well as to support the operations at Metra.

The principal requirements for cash are for working capital, including capital equipment additions, and the costs to continue implementation of the computer operating system. Cash requirements are expected to be funded by the results of operations. In addition, cash is anticipated to be raised during fiscal 2000 through the sale and leaseback of the corporate headquarters facility. Such cash will be used to repay the $3.0 million real estate loan balance and a portion of the line of credit associated with the acquisition of Metra. Additional working capital will be required to pay the remaining balance of the line of credit at the time of the sale. The Company also intends to continue searching for acquisition and technology licensing candidates. As such, the Company may need to incur additional debt to successfully complete the acquisition. Cash requirements fluctuate as a result of numerous factors, such as the extent to which we use or generate cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on the current cash position and the current assessment of future operating results, we believe that the existing sources of liquidity should be adequate to meet operating needs during fiscal 2000.

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

- Our Program - We established a Year 2000 Compliance Team in 1998. This team consists of members from each functional area of the Company. The implementation of a full Year 2000 Compliance Program is ongoing. Our Chief Financial Officer is the officer responsible for the Year 2000 Compliance Program, and the individual who leads the Year 2000 Compliance Team reports directly to the Chief Financial Officer. Our Audit Committee and Board of Directors provides supervisorial oversight of our efforts relating to Year 2000 readiness.

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

We have completed the assessment phase of all of our operations and business activities. We have determined that our products are Year 2000 ready. During the assessment phase, we identified several business systems which were not Year 2000 compliant. We have since converted some of those business systems to be fully Year 2000 ready, such as our telephone and security systems. We have also converted our business enterprise software and began operations with it during September, 1999.

Furthermore, as a result of our assessment of other, less critical systems which are not year 2000 compliant, we believe we have identified adequate remedies to make those systems Year 2000 ready. Specific examples of "non-compliant" systems we have identified include certain desktop personal computers and applications software where compliant versions are readily available from current suppliers as well as others. We expect to complete renovation of our less critical systems by November 1999. Completion of the testing phase for all significant systems is expected by November 1999. To date, approximately 90% of our systems have been tested and found to be compliant.

- Third Parties and the Year 2000 - We have queried our significant suppliers and subcontractors that do not share information systems with us (external agents). To date, we have not become aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. To further assess the stability of our supply chain, we are continuing to communicate with suppliers regarding their programs. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact us. The effect of non-compliance by external agents is not determinable.

- Year 2000 Renovation Costs - We have utilized both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $400,000 and is being funded through operating cash flows primarily to be incurred in the second half of 1999. The actual amount we spend may differ from our estimates due to a variety of factors including the availability of trained personnel and other resources, and our ability to identify, assess and test all relevant systems.

- Risks - Management believes it has an effective program in place to test and confirm Year 2000 readiness in a timely manner. The final phases of the Year 2000 program have not yet been completed. In the event that we do not complete the testing phase to confirm readiness, and if the systems believed to be ready are not, we may be unable to manufacture and distribute products and may be unable to use our financial and operating systems. Such a scenario could result in loss of revenues which could cause a material adverse impact to our operations, liquidity, capital resources or financial results. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. We could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. We cannot reasonably estimate the amount of potential liability and lost revenue we could experience in that event.

- Contingency Plans - Contingency plans to address failure of renovation activities as applied to internal systems and external agents. We have identified specific contingency plan options related to our supply chain management process. For example, in assessing our critical suppliers, we have prioritized these business relationships and are developing plans to provide for the continuance of product availability through accelerated purchasing should adequate assurances regarding a specific entity's ability to become ready for the Year 2000 not be obtained. We expect that our contingency plans will be developed by November 1999. However, there can be no guarantee that the plans or the implementation of the plans will be adequate to protect against adverse impacts to our operations, liquidity, capital resources or financial results.

ACQUISITION OF METRA BIOSYSTEMS, INC.

During the quarter ended September 30, 1999, Quidel completed the acquisition of all of the outstanding stock of Metra for approximately $22.7 million, or $1.78 per share, based upon 12,732,826 shares outstanding, in an all cash tender offer. Metra is a world leader in the diagnosis and detection of bone loss for the management of osteoporosis and other bone diseases. The total consolidation and transaction costs to the Company were approximately $7.1 million, net of Metra's estimated cash of approximately $19 million. The tender offer was financed from cash reserves, proceeds from a short-term bank loan and proceeds from a revolving line of credit. The short-term bank loan was repaid with the Metra cash acquired.

CHANGE IN FISCAL YEAR END

During October 1999, the Company announced that it is changing its fiscal year end from a March 31 fiscal year to a December 31 fiscal year. The Company will report the transition period on a Form 10-K for the nine months ended December 31, 1999. In addition, the Company will also report on Form 10-K the financial statements for the twelve months ended December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quidel does not and did not invest in market risk sensitive instruments in this fiscal year or the prior year. Quidel had and has no exposure to market risk with regard to changes in interest rates. Quidel does not and has not used derivative financial instruments for any purposes, including hedging or mitigating interest rate risk.

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

OPERATING RESULTS MAY FLUCTUATE WHICH COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK

Operating results may continue to fluctuate, in a given quarter or annual period, from prior periods as a result of a number of factors, many of which are outside of our control, including:

- seasonal fluctuations in our sales of strep throat and influenza diagnostic tests which are generally highest in fall and winter,
-    changes in the level of competition,
- changes in the economic conditions in both our domestic and international markets,
- delays in shipments of our products to customers or from our suppliers,
- manufacturing difficulties and fluctuations in our manufacturing output, including those arising from constraints in our manufacturing capacity,
-    actions of our major distributors,
- adverse product reviews or delays in product reviews by regulatory agencies,
-    the timing of significant orders,
-    changes in the mix of products we sell; and
-    costs, timing and the level of acceptance of new products.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


  Exhibit
   Number                                 Description
  -------        --------------------------------------------------------------
   10.1*         Business Loan Agreement, dated as of July 12, 1999, by and between Bank of America National Trust and Savings
                 Association and Quidel Corporation
   10.2*         Security Agreement, dated as of July 12, 1999, by and among
                 Bank of America National Trust and Savings Association,
                 Quidel Corporation, MBS Acquisition Corporation, and Pacific
                 Biotech, Inc.
   10.3*         Subsidiary Guaranty, dated as of July 12, 1999, by MBS
                 Acquisition Corporation and Pacific Biotech, Inc.
   10.4*         Cash Collateral Agreement, dated as of July 12, 1999, by and between Bank of America National Trust and Savings Association
                 and Pacific Biotech, Inc.
    27**         Financial Data Schedule


*Previously filed with Quidel's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 1999.

** Attached hereto

(b) Reports on Form 8-K filed in the second quarter of fiscal 1999

On July 1, 1999, Quidel filed a Form 8-K to report a change of certifying accountants, with the firm of Ernst & Young L.L.P. being replaced by Arthur Andersen L.L.P., effective June 29, 1999.

On July 26, 1999, Quidel filed a Form 8-K to report that its wholly owned subsidiary, MBS Acquisition Corporation ("MBS"), purchased all of the shares tendered of Metra Biosystems, Inc., ("Metra"), according to the terms of a tender offer, representing 93 percent of the outstanding Metra common stock. Because MBS owned at least 90 percent of the outstanding common stock of Metra at the completion of the tender offer, MBS was able to effect a "short-form" merger under California and Delaware law.

On August 13, 1999, Quidel filed a Form 8-K/A to report the completion of the tender offer for Metra Biosystems, Inc. ("Metra") and the purchase of the remaining seven percent of Metra common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            QUIDEL CORPORATION

Date:  NOVEMBER 15, 1999                    /s/ Charles J. Cashion
       -----------------                    ----------------------------
                                            Charles J. Cashion
                                            Senior Vice President,
                                            Corporate Operations,
                                            Chief Financial Officer and
                                            Secretary