Form 10-K
period 1999-12-31
QUIDEL CORP /DE/
filed 2000-03-24
CIK 353569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                                       OR

           X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period April 1, 1999 to December 31,1999

                         Commission File Number: 0-10961

                               QUIDEL CORPORATION
             (Exact name of Registrant as specified in its charter)


            DELAWARE                      325900                 94-2573850
  (State or other jurisdiction     (Standard Industrial       (I.R.S. Employer
or incorporation or organization)     Classification)        Identification No.)

        10165 McKellar Court
        San Diego, California                                  92121
        (Address of principal                               (zip code)
         executive offices)

        Registrant's telephone number, including area code (858) 552-1100

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $0.001 par value



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on March 17, 2000, was $32,786,632.

As of March 17, 2000, 24,566,339 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                        (To the Extent Indicated Herein)

Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2000 Annual Meeting of Stockholders to be held on May 24, 2000 is incorporated by reference in Part III, Items 11, 12 and 13 of this Form 10-K.

PART I

Item 1.  BUSINESS

Quidel (the "Company") is a worldwide leader in developing, manufacturing and marketing of point-of-care ("POC") rapid diagnostic tests for the detection and management of a variety of medical conditions and illnesses. These products provide health care professionals with accurate and cost-effective information to quickly diagnose the patient's condition and determine proper treatment before the patient leaves the office. Quidel's technology platform and core competencies address the diagnostic categories of women's health and infectious diseases. Quidel's products are sold to professionals for use in physician's offices, hospitals, clinical laboratories, and wellness screening centers. Quidel also manufactures a line of products sold to consumers through organizations that provide store branded products.

Quidel commenced its operations in 1979 and launched its first products, dipstick-based pregnancy tests, in 1984. The product base has expanded through internal development and acquisitions of other products in the areas of pregnancy and ovulation, infectious disease, allergy, autoimmune diseases, osteoporosis and urinalysis for professional, research and home use.

Quidel's strategy is to become a major health management solutions provider for women, as women continue to play a greater role in health care decisions for themselves and their families. From pregnancy to osteoporosis, Quidel intends to create a life-long link with women by providing diagnostic products and health care information that spans the course of their lives.

Quidel markets its products in the United States through a network of national and regional distributors, supported by a direct sales force and, when strategically appropriate, niche focused contract sales organizations. In Europe and the rest of the world, Quidel sells and markets from regionally based subsidiaries in the United Kingdom, Italy and Germany, and through a sales management team in Australia (encompassing the Pacific Rim) and Latin America by channeling products through distributor organizations and sales agents.

The Company's executive offices are located at 10165 McKellar Court, San Diego, California 92121, and its telephone number is (858) 552-1100.

RECENT DEVELOPMENTS

During late 1998, Quidel developed a new strategic plan. This plan included provisions for improving the financial performance of the existing operations, as well as identifying licensing and acquisition opportunities, and forming additional collaborations with pharmaceutical and other health care companies. Quidel acted upon this new plan during the second half of 1999 by way of acquiring Metra Biosystems, Inc. ("Metra"), a leader in the diagnosis and management of metabolic bone diseases and disorders. Metra, now globally integrated into Quidel, offers two key product categories that provide critical information in determining bone health. In addition, Quidel acquired a POC urine test strip business from Dade Behring Marburg GmbH ("Dade Behring").

During the quarter ended September 30, 1999, Quidel began daily operations with a sophisticated enterprise resource planning computerized operating system. With this new system, the operations of the business are expected to become more efficient due to the streamlining of processes and procedures, in manufacturing, planning and financial reporting, many of which previously were performed manually. The information to be provided from this system will assist management with day-to-day operating decisions.

Finally, during December 1999, the Company closed a sale and leaseback transaction of its corporate headquarters facility and real estate. The facility and real estate was sold for $15 million. The Company will lease the 73,000 square foot facility for fifteen years, with options to extend the lease for up to two additional five-year periods. The sale was an all cash transaction, netting the Company approximately $7 million. The Company is a limited partner holding approximately 25% interest in the limited partnership that acquired the facility and real estate.

DIAGNOSTIC TEST KIT INDUSTRY OVERVIEW
THE OVERALL MARKET FOR IN-VITRO DIAGNOSTICS

The worldwide market for IN-VITRO Diagnostic ("IVD") products, of approximately $18 billion for the year ended December 31, 1998, is segmented by the particular technology platform used in the utilization of the test. The largest segments are instrument-based clinical chemistry and immunodiagnostics testing, which account for approximately 25% and 30% of the total IVD market, respectively. Geographically, approximately 40% of the IVD revenues are generated in the United States, while Europe, Japan and the rest of the world account for approximately 33%, 13% and 14% respectively.

Customers for IVD products are dominated by large centralized laboratories, either independent reference laboratories or hospital-based facilities. In the U.S., these central laboratories represent less than 10% of total number of testing facilities, but account for 70% of test volume and 80% of revenues.

The diagnostic testing process typically involves obtaining a specimen sample of blood, urine or other fluid from the patient and sending the sample from the health care provider's office to a central laboratory. The patient is sent home and typically receives the results several hours or days later. The result of this process is that the patient leaves the physician without confirmation of the diagnosis and the ability to begin immediate care.

Three basic factors have driven the market for central laboratory testing: 1) technical requirements for accurate testing often require sophisticated and expensive equipment; 2) the cost to run a test on large scale instruments is low; and 3) the Clinical Laboratory Improvement Act of 1988 ("CLIA") and subsequent Health Care Financing Administration regulations subject all laboratories, regardless of size, to strict standards and licensing requirements. Many physicians and smaller laboratories found these regulations prohibitively expensive and reduced testing in-house. Although this trend is slowly reversing, these factors have led to the current dominance of centralized laboratories in diagnostic testing.

The over-the-counter ("OTC") market for IVD self-testing has not been affected by these trends. The United States OTC market was estimated to be approximately $1.9 billion in 1998 and is estimated to grow to $3.5 billion in five years. Two test categories, pregnancy and glucose monitoring for diabetes, dominate this market.

THE POINT-OF-CARE MARKET

Point-of-care testing for certain diagnostic parameters has become an accepted adjunct to central laboratory and self-testing. The POC market is comprised of two general segments: hospital testing (Emergency Rooms and bedside) and decentralized testing in non-institutional settings. Hospital POC testing is accepted and growing, and is generally an extension of the hospital's central laboratory and is generally instrument-based. The largest segments of rapid turnaround POC diagnostics include tests for urinalysis, strep throat and pregnancy.

Decentralized testing sites consist of physician's office laboratories, nursing homes, pharmacies and other non-institutional, ambulatory settings in which health care providers perform diagnostic tests. The decentralized POC market encompasses a large variety of IVD products ranging from moderate sized instrumented diagnostic systems serving larger group practices to single-use, disposable tests for smaller practice physicians' offices. POC testing in both the hospital and decentralized segments are increasing in popularity due to their clinical benefit and cost-effectiveness.

Overall, the POC market worldwide was estimated to be about $900 million in 1998, with 60% of the market in the United States, 25% in Europe and 15% in the rest of the world including Asia and Japan. The segment where Quidel currently participates, the rapid non-instrument-based POC market, is estimated to have manufacturers realized revenue of approximately $345 million. The growth in POC testing is in part the result of evolving technological improvements creating easy-to-use, high quality tests capable of being excluded from CLIA regulations ("waived"), and thereby available to the estimated over 80,000 office laboratories approved to conduct CLIA-waived tests. In 1998, 93% of family practice physicians reported providing some level of POC tests in their offices and the number of physicians using the CLIA-waived POC tests is increasing by approximately 500 laboratories a year.

BUSINESS STRATEGY

Quidel believes that the trend among health care providers to adopt POC testing is increasing, and demographic changes, reimbursement policies and manageable regulations, and the availability of clinically valuable tests will increase growth in this diagnostic category. More and more employers, health plans, and payers are recognizing that POC is the most cost-effective means for improving the quality of care and patient satisfaction. Continuous improvements in technology are resulting in a growing number of new diagnostic tests that combine high levels of accuracy with rapid, easy-to-use product formats. It is Quidel's mission to establish a significant global leadership position in POC rapid diagnostics. In order to accomplish this mission, Quidel has defined the following strategic goals:

- Improve profit margins through improved product pricing and operational efficiencies,
- Secure a stronger new product pipeline from internal research and development,
- Pursue licensing and acquisitions opportunities, when financially and strategically attractive, such as the acquisition of Metra and the acquisition of the urine test strip business from Dade Behring,
- Launch the urine test strip business under the QuickVue brand by leveraging marketing and distribution strength in the United States, and maximize worldwide sales through current and newly identified sales channels in Europe and rest of world,
- Gain worldwide market share leadership position with its QuickVue Influenza test,
-    Launch a new and improved CLIA waived H. pylori test worldwide,
- Launch two herpes simplex virus ("HSV") POC rapid diagnostic tests on a worldwide basis in conjunction with our development partner, Glaxo Group, Ltd., ("Glaxo Wellcome") a wholly owned subsidiary of Glaxo Wellcome, plc,
- Launch the QUS-2 ultrasonometer worldwide for the measurement of bone mineral density,
- Expand development and marketing collaborations with large pharmaceutical and other health care companies,
- Identify business development opportunities in the form of product or company acquisitions to enhance product portfolio and further leverage distribution channels worldwide,
- Expand international sales through external alliances, collaborations and sales focus.

TECHNOLOGY

Quidel incorporates antibody-antigen (immunoassay) technology and biochemistry combined into uniquely designed and engineered rapid diagnostic products. Quidel has developed or licensed four primary delivery system formats: test strips, flow-through cassettes, microwell plate tests and a one-step lateral flow delivery system. Although each is based on the general principal of antibody-antigen based reactions, the four formats differ in terms of speed, ease-of-use and sensitivity. As a result, each of these formats addresses a particular need of a Quidel end-use customer. The general antibody-antigen based approach uses commercially produced protein molecules, or antibodies, which react with or bind to specific antigens, such as viruses, bacteria, hormones, drugs, and other antibodies. The antibodies, produced in response to particular antigens, bind specifically to that antigen. This characteristic allows antibodies to be used in a wide range of diagnostic applications.

The ability to detect the binding of antibodies to target antigens forms the basis for immunoassay testing used in Quidel's products. In immunoassays, antibodies or antigens are typically deposited onto a particle or solid surface. A chemical label is then either incorporated onto the solid substrate or added separately once the solid substrate has been exposed to the test sample. If the target antigen or antibody is present in the test sample, the chemical label produces a visually identifiable color change in response to the resulting reaction. This provides a clear color endpoint for easy visual verification of the test results without the need for instrumentation.

PRODUCTS

Quidel provides rapid point-of-care diagnostic tests under the following brand names: Q-TEST-Registered Trademark-, QUICKVUE-Registered Trademark-, OVUQUICK-Registered Trademark-, CONCEIVE-Registered Trademark-, CARDS-Registered Trademark-, OVUKIT-Registered Trademark-, RAPIDVUE-Registered Trademark-, BLUETEST HCG-Registered Trademark-, METRA-Registered Trademark-, PYRILINKS-Registered Trademark-, QUS-Registered Trademark--2, ALKPHASE-B-Registered Trademark-, NOVOCALCIN-Registered Trademark-, CHONDREX-Registered Trademark-, RAPIGNOST-Registered Trademark-, and RAPIDMAT -Registered Trademark-. Quidel's rapid POC diagnostic tests and the Metra biochemical bone markers and ultrasonometer participate in the following medical and wellness categories:

- PREGNANCY TESTS. The early detection of pregnancy allows the physician and patient to institute proper care, helping to ensure the health of both the woman and the developing embryo. Pregnancy tests are also used to

     "rule out" pregnancy before conducting certain clinical procedures or administering certain medications. Pregnancy test sales, including tests sold to physicians, other health care organizations and through private store brand labels, represented approximately 39% of the Company's total net sales for the nine months ended December 31, 1999.
- OVULATION PREDICTION. Tests in this category are for women affected by infertility or the desire to control the timing of their pregnancies. These tests predict or confirm the occurrence of ovulation and are used by primary care physicians, fertility specialists and the consumer. Ovulation prediction test sales, including tests sold OTC, to physicians, and to other health care organizations, represented approximately 4% of the Company's net sales for the nine months ended December 31, 1999.
- GROUP A STREPTOCOCCUS. Each year millions of people in the United States are tested for Group A streptococcal infections, commonly referred to as "strep throat." Group A streptococci are bacterium that typically cause illnesses such as tonsillitis, pharyngitis and scarlet fever which, if left untreated, can progress to complications such as rheumatic fever. Sales of strep A products represented approximately 24% of the Company's net sales for the nine months ended December 31, 1999.
- INFLUENZA A/B. This diagnostic test was developed through a fully funded collaboration with Glaxo Wellcome for the diagnosis and treatment of influenza at the POC. The test is a rapid, single step, diagnostic test for the detection of influenza A and B, the two most common types of the virus. The test received United States Food and Drug Administration ("FDA") clearance in September 1999 and began selling in December 1999. Influenza test sales represented approximately 2% of the Company's net sales for the nine months ended December 31, 1999.
- H. PYLORI. HELICOBACTER PYLORI ("H. PYLORI") is the bacterium believed to be associated with 80% of the five million peptic ulcers in the United States. H. PYLORI is implicated in chronic gastritis and is recognized by the World Health Organization as a Class 1 carcinogen that may increase a person's risk of developing stomach cancer. Once the H. PYLORI infection is detected, antibiotic therapy is administered to kill the organism and promote a cure of the ulcer condition. Quidel's rapid test utilizes whole blood samples from a finger prick. It is a serological test that measures antibodies circulating in the blood caused by the H. PYLORI infection. Quidel's H. PYLORI test, which was the first to receive CLIA-waived status, has progressively increased in sales and accounted for approximately 9% of the Company's net sales for the nine months ended December 31, 1999. Quidel will launch a new and improved H.PYLORI test mid year 2000.
- OTHER INFECTIOUS DISEASE PRODUCTS, INCLUDING CHLAMYDIA AND MONONUCLEOSIS. The chlamydia organism is responsible for the most widespread sexually transmitted disease in the United States. Over one-half of infected women do not have symptoms, and if left untreated, chlamydia can cause sterility. Infectious mononucleosis can be severely debilitating to immune-suppressed groups, including the elderly, if not diagnosed and treated promptly. Quidel's other infectious disease products represented approximately 5% of the Company's net sales for the nine months ended December 31, 1999.
- METABOLIC BONE MARKERS. According to the National Osteoporosis Foundation, osteoporosis afflicts over 28 million Americans and over 200 million people worldwide. Osteoporosis is a disorder characterized by a decrease in bone mass that leads to increased susceptibility to fracture. One parameter for diagnosing and monitoring bone health is to measure the metabolic process of bone turnover (resorption and formation) or "rate" of change. Metabolic bone markers are used by physicians to monitor the effectiveness of therapy and are extensively used in pharmaceutical research. Sales of metabolic bone markers since the acquisition of Metra represented approximately 9% of the Company's net sales for the nine months ended December 31, 1999.
- QUS-2. The second parameter critical to assessing bone health is the measurement of the density of bone. Imaging technologies provides this information referred to as the "state" of bone health. The QUS-2 is a portable ultrasonometer that scans the heel of the foot to accurately determine the health of the bone. The "state and rate" assessment provides the most complete picture of bone health. Over 100 systems have been placed outside the United States. The United States launch is expected mid-year 2000. Sales of the QUS-2 since the acquisition of Metra represented approximately 1% of the Company's net sales for the nine months ended December 31, 1999.
- URINE TEST STRIP PRODUCTS. Urinalysis testing using chemical test strips is the single most widely ordered diagnostic test in the world. The total worldwide market is over $500 million and used by nearly every health care provider customer segment. Initially, Quidel will aggressively launch into the visual-read segment (non-instrument based) which represents a $70 million opportunity in the United States. A secondary strategy includes the identification of a replacement instrument for the existing Dade Behring RapiMat instrument. The Dade Behring brand of test strips, Rapignost, and the RapiMat instrument will be retained in certain countries and transitioned over time to Quidel QuickVue branded products and instruments. Sales of the urine test strip products since the acquisition of this product line represented 1% of the Company's net sales for the nine months ended December 31, 1999.
- OTHER PRODUCTS. The remaining 6% of net sales for the nine months ended December 31, 1999, include allergy screening tests, clinical laboratory tests used in the measurement of circulating immune complexes and veterinary products produced under outside contracts and collaborations.

PRODUCTS UNDER DEVELOPMENT

- HERPES SIMPLEX VIRUS ("HSV") ANTIGEN AND ANTIBODY 1 AND 2. The HSV 1 and 2 antibody and antigen tests, being developed under a funded research collaboration with Glaxo Wellcome, will detect the presence or absence of the HSV antibody in the blood, and the presence of the antigen directly from a genital or oral lesion. HSV is epidemic, spreading at an estimated rate of a half million people per year. One in six people in the United States between the ages of 15 and 74 is infected with HSV type 2, the virus commonly associated with genital herpes. The HSV diagnostic tests are designed to be used in conjunction with a Glaxo Wellcome therapeutic product, and applications for FDA clearance for both the antibody and antigen tests are expected to be filed in 2001. In return for funding this development, Glaxo Wellcome will receive royalties on the sales of these products.

- HELICAL PEPTIDE. A microassay to measure urinary helical peptide, a possible new marker of bone resorption is being developed at the Company's Mountain View facility. The release of this for-research-use-only version of the marker is expected to be in late 2000.

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

SEASONALITY

Sales levels for several products are affected by seasonal demand trends. Group A strep and Influenza tests, for example, are used primarily in the fall and winter. As a result of these demand trends, Quidel generally achieves lower operating results in the second and third quarters of a calendar year, and have higher operating results in the first and fourth quarters of the calendar year.

RESEARCH AND DEVELOPMENT

Quidel is focusing its research and development efforts on two areas: 1) the creation of improved products and new products for its existing markets and 2) products developed under pharmaceutical company sponsorship and other collaborations for new markets. These collaborations are being undertaken with the goal of creating differential diagnostics for use in identifying patients most likely to benefit from the relevant therapeutic products. With this approach, it is believed that costs related to inappropriate therapy can be avoided, while increasing the effectiveness of patient treatment.

MARKETING AND DISTRIBUTION

In contrast to the central laboratory market, the United States POC market is highly fragmented, with many small or medium-sized customers. Quidel has designed its business strategy around serving the needs of this market segment. To reach these customers, a network of national and regional distributors, along with a focused contract sales organization, is utilized and supported by Quidel's sales force. In 2000, Quidel will begin sales of certain products to niche professionals and small distributors on the Internet as a component of its e-commerce initiative.

Quidel has developed priority status with many of the major distributors in the United States, resulting in many of its products being the preferred products offered by these distributors.

Internationally, the use of rapid POC diagnostic tests, the acceptance of testing outside the central laboratory and the consumer interest in OTC and self-test products differ considerably. Quidel's international sales are substantially lower than domestic sales as a percentage of its total business. Some of this difference is due the POC market being more developed in the United States relative to the overall IVD market in other countries. Also, Quidel's ability to address the international markets is reduced due to limited resources and capital.

MANUFACTURING

Quidel's manufacturing facility, located in San Diego, California, consists of laboratories devoted to tissue culture, cell culture, protein purification and immunochemistry, and production areas dedicated to assembly and packaging. In the manufacturing process, biological, chemical and packaging supplies and equipment are used, which are generally available from several competing suppliers.

Quidel's manufacturing is conducted in compliance with the Quality System Requirements ("QSR") (formerly Good Manufacturing Practices) of the FDA governing the manufacture of medical devices. The manufacturing facility has been registered with the FDA and the Department of Health Services of the State of California, and has passed routine federal and state inspections confirming compliance with the QSR regulatory requirements for IVD products. The manufacture of medical diagnostic products is difficult, particularly with respect to the stability and consistency of complex biological components. Because of these complexities, manufacturing difficulties occasionally occur that delay the introduction of products, result in excess manufacturing costs or require the replacement of products already introduced into the distribution channel.

Quidel has an additional manufacturing operation, located in Mountain View, California, consisting of fully integrated systems of antibody production, reagent purification, reagent and microtiter plate processing, filling, labeling, packaging and distribution. In September 1996, this site received ISO 9001 certification for its quality management systems. ISO 9001 certification is officially recognized by European and North American authorities and is accepted worldwide, and will become a requirement for doing business in some countries in the future.

Quidel is in the process of preparing its San Diego manufacturing facility for ISO 9001 certification, which is expected by the end of 2000.

GOVERNMENT REGULATION

The testing, manufacture and sale of Quidel's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. A company will not be able to commence marketing or commercial sales in the United States of new products under development until it receives clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request a recall, repair, replacement or refund of the cost of any device manufactured or distributed in the United States.

In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to the QSR); Class II devices are subject to special controls (e.g., performance standards, premarket notification, postmarket surveillance, and adherence to the
QSR); and, generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life sustaining, life supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices).

Before a device can be introduced in the U.S. market, the manufacturer must obtain FDA clearance through a premarket notification ("510(k)") submission or FDA approval of a premarket approval ("PMA") application. A PMA application must be filed if a device is a new device not substantially equivalent to a legally marketed Class I or Class II device, or if it is a pre-amendment Class III device for which the FDA has called for a PMA, or if the device raises new questions of safety and effectiveness. A 510(k) premarket clearance will be granted if a device establishes "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-amendment Class III medical device for which the FDA has not called for a PMA.

The FDA has been requiring more rigorous demonstration of substantial equivalence as part of the 510(k) process, including submission of extensive clinical data. It generally takes from three to twelve months from 510(k) submission to obtain clearance, but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions, although there can be no assurance that the FDA will grant clearance. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been granted approval.

The Company may not be able to obtain the necessary regulatory approvals or clearances for its products on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the business, financial condition and results of operations.

Before the manufacturer of a device can submit the device for FDA approval or clearance, it generally must conduct a clinical investigation of the device. Although clinical investigations of Class III devices are subject to the investigational device exemption ("IDE") requirements, clinical investigations of Class I and Class II IVD tests, such as many of the Company's products under development, are exempt from the IDE requirements, provided the testing is noninvasive, does not require an invasive sampling procedure that presents a significant risk, does not intentionally introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure.

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

Quidel's products are also subject to CLIA and related federal and state regulations which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections. CLIA categorizes tests as "waived," "moderately complex" or "highly complex," on the basis of specific criteria. Future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing may have a material adverse effect on the ability to market products and may have a material adverse effect upon Quidel's business, financial condition or results of operations.

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

Quidel is aware of certain issued and filed patents, issued to various developers of diagnostic products with potential applicability to Quidel's diagnostic technology. Quidel has licensed certain rights from companies such as Syntex and Becton Dickinson to assist with the manufacturing of certain products. There can be no assurance that Quidel would prevail if a patent infringement claim were to be asserted against Quidel.

Quidel currently has certain licenses from third parties and in the future may require additional licenses from other parties in order to refine its products further and to allow its collaborators to develop, manufacture and market commercially viable products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that any patents underlying such licenses will be valid and enforceable, or that the proprietary nature of any patented technology underlying such licenses will remain proprietary.

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

HUMAN RESOURCES

As of December 31, 1999, Quidel had 333 employees, none of whom are represented by a labor union. Quidel has experienced no work stoppages and believes that employee relations are good.

BUSINESS RISKS

In this section, all reference to "we," "our," and "us" refer to Quidel.

OPERATING RESULTS MAY FLUCTUATE, WHICH WOULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK

Quidel has only been profitable for a limited time and we may not continue our revenue growth or profitability. Operating results may continue to fluctuate, in a given quarter or annual period, from prior periods as a result of a number of factors, many of which are outside of our control, including:

- seasonal fluctuations in our sales of strep throat and influenza tests which are generally highest in fall and winter,
-    changes in the level of competition,
- changes in the economic conditions in both our domestic and international markets,
-    delays in shipments of our products to customers or from our suppliers,
- manufacturing difficulties and fluctuations in our manufacturing output, including those arising from constraints in our manufacturing capacity,
-    actions of our major distributors,
- adverse product reviews or delays in product reviews by regulatory agencies,
-    the timing of significant orders,
-    changes in the mix of products we sell; and
-    costs, timing and the level of acceptance of new products.

Fluctuations for any reason that decrease sales or profitability, including those listed, could cause our growth or operating results to fall below the expectations of investors and securities analysts, and our stock price to decline.

OUR PRODUCTS AND MARKETS REQUIRE CONSIDERABLE RESOURCES TO DEVELOP, WHICH RESOURCES MUST BE RECOUPED IN ADDITIONAL SALES

The development, manufacture and sale of diagnostic products requires a significant investment of resources. Our increased investment in sales and marketing activities, manufacturing scale-up and new product development is continuing to increase our operating expenses, and our operating results would be adversely affected if our sales and gross profits do not correspondingly increase, or if our product development efforts are unsuccessful or delayed.

Development of new markets also requires a substantial investment of resources and, if adequate resources, including funds, are not available, we may be required to delay or scale back market developments.

DELAYS IN PRODUCT MANUFACTURING COULD REQUIRE CONSIDERABLE RESOURCES AND HARM CUSTOMER RELATIONSHIPS

If we experience significant demand for our products, we may require additional capital resources to meet such demands. If we are unable to develop necessary manufacturing capabilities, our competitive position and financial condition could be adversely affected. Failure to increase production volumes, if required, in a cost-effective manner, or lower than anticipated yields or production constraints encountered as a result of changes in the manufacturing process, could result in shipment delays as well as increased manufacturing costs, which could have a material adverse effect on our business, financial condition and results of operations.

The majority of raw materials and purchased components used to manufacture our products are readily available. However, certain of these materials are obtained from a sole supplier or a limited group of suppliers. The reliance on sole or limited suppliers and the failure to maintain long-term agreements with other suppliers involves several risks, including the inability to obtain an adequate supply of required raw materials and components and reduced control over pricing, quality and timely delivery. Although we attempt to minimize our supply risks by maintaining an inventory of raw materials and continuously evaluating other sources, any interruption in supply could have a material adverse effect on our business, financial condition and results of operations.

THE LOSS OF KEY DISTRIBUTORS OR AN UNSUCCESSFUL EFFORT TO DIRECTLY DISTRIBUTE OUR PRODUCTS COULD SIGNIFICANTLY DISRUPT OUR BUSINESS

We rely primarily on a small number of key distributors to distribute our products. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be found. Finding a suitable alternative may pose challenges in the industry's competitive environment. Another suitable distributor, with whom we can negotiate a new distribution or marketing agreement on satisfactory terms, may not be found. We could expand our efforts to distribute and market our products directly, however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

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

INTENSE COMPETITION IN THE DIAGNOSTIC MARKET POSES CHALLENGES TO OUR
PROFITABILITY

The diagnostic test market is highly competitive. We have a large number of multinational and regional competitors making investments in competing technologies. If our competitors' products are more effective or more commercially attractive than ours our business and financial results could be adversely affected. Competition also negatively impacts our product prices and profit margins.

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

WE MAY BE INVOLVED IN INTELLECTUAL PROPERTY INFRINGEMENT DISPUTES WHICH ARE COSTLY AND COULD LIMIT OUR ABILITY TO USE SOME TECHNOLOGIES IN THE FUTURE

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

IF WE ARE NOT ABLE TO MANAGE OUR GROWTH STRATEGY OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY IMPACTED

We anticipate increased growth in the number of employees, the scope of operating and financial systems and the geographic area of our operations as new products are developed and commercialized. This growth may divert management's attention from other aspects of our business, and will place a strain on existing management, and operational, financial and management information systems. To manage this growth, we must continue to implement and improve our operational and financial systems and to train, motivate, retain and manage our employees. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and anticipated sales could be adversely effected.

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

WE ARE EXPOSED TO RISKS OF SIGNIFICANT PRODUCT LIABILITY, WHICH IF NOT COVERED BY INSURANCE COULD HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY

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

WE MAY EXPERIENCE DIFFICULTIES INTEGRATING ACQUIRED COMPANIES OR TECHNOLOGIES AFTER THE ACQUISITION

We may experience difficulties integrating our operations with those of companies or technologies we may acquire, and there can be no assurance that we will realize the benefits and cost savings that we believe the acquisition will provide or that such benefits will be achieved within the time frame we anticipate. The acquisitions may distract management from day-to-day business and may require other substantial resources. We may incur restructuring and integration costs from combining other operations or technologies with ours. These costs may be substantial and may include costs for employee severance, relocation and disposition of excess assets and other acquisition related costs.

Item 2.  PROPERTIES

Quidel's executive, administrative, manufacturing and research and development facility is located in San Diego, California. Quidel leases the 73,000 square-foot facility. Quidel also leases an approximately 17,000 square-foot administrative facility in San Diego, California, which it will occupy in March 2000. The Company also leases space in the United Kingdom, Italy and Germany under operating leases which expire at various times.

Metra currently leases approximately 30,600 square feet of laboratory and office space at two facilities in Mountain View, California. The Company leases these facilities under operating leases which last through May 2001, each with a renewal option that, if exercised, should extend the term of the lease through May 2003. Currently, one of the facilities is being subleased such that the rent being received offsets a portion of the rent being paid by Metra for these two facilities.

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

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                            COMMON STOCK PRICE RANGE

Quidel's common stock is traded on the Nasdaq National Market System under the symbol "QDEL". The following table sets forth the range of high and low closing prices for the Company's common stock for the periods indicated since January 1, 1998.


Quarter Ended                                            Low                  High
----------------------------------------------------- -----------           ----------
December 31, 1999                                     $     3.63            $    7.03
September 30, 1999                                          2.75                 4.38
June 30, 1999                                               1.81                 3.19
March 31, 1999                                              1.75                 3.06

December 31, 1998                                           1.88                 2.84
September 30, 1998                                          2.50                 3.59
June 30, 1998                                               2.94                 3.63
March 31, 1998                                              2.81                 3.59


In addition, Quidel has 950,000 warrants that are traded on the Nasdaq National Market System under the symbol "QDELW". These warrants were issued in April 1992 and expire April 30, 2002. The common stock underlying the warrants is in the process of being registered, pursuant to registration rights in the Warrant Agreement, to allow warrantholders the ability to exercise such warrants. The following table sets forth the range of high and low closing prices for the Company's warrants for the periods indicated since January 1, 1998.


Quarter Ended                                             Low                  High
----------------------------------------------------- -----------           ----------
December 31, 1999                                      $      .91            $    2.56
September 30, 1999                                            .34                 1.19
June 30, 1999                                                 .31                  .63
March 31, 1999                                                .22                  .53

December 31, 1998                                             .06                  .87
September 30, 1998                                            .44                 1.13
June 30, 1998                                                 .69                 1.25
March 31, 1998                                                .75                 1.22


No cash dividends have been paid on the common stock and Quidel does not anticipate paying any dividends in the foreseeable future. As of December 31, 1999, the Company had 935 common stockholders of record and 739 warrantholders of record.

Item 6.  SELECTED FINANCIAL DATA

During October 1999, the Company changed its fiscal year from a March 31 fiscal year-end to a December 31 fiscal year-end. In addition, during the nine month period ended December 31, 1999, the Company was involved in three major financial transactions; the acquisition of Metra Biosystems, Inc., the acquisition of a urine test strip business from Dade Behring Marburg GmbH, and the sale and leaseback of the corporate headquarters facility. The following selected financial data are derived from the financial statements of Quidel Corporation and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


STATEMENT OF
OPERATIONS DATA
                                              Nine months
                                             ended December 31,                      Year ended March 31,
                                       --------------------------    -------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)            1999           1998          1999           1998          1997         1996
-------------------------------------- --------------------------    -------------------------------------------------------
                                                       (unaudited)
Revenues:
 Net sales                             $      38,934    $ 33,893     $      47,163  $     45,721  $    41,919  $     34,481
 Other revenues                                3,307       3,325             4,333         3,758        2,803           572
                                       --------------------------    ------------------------------------------------------
     Total revenues                           42,241      37,218            51,496        49,479       44,722        35,053
Expenses:
Cost of sales                                 19,959      19,006            26,106        24,248       19,669        16,033
Sales and marketing                           11,555       6,866             9,701        10,625       10,744        10,451
Research and development                       5,636       6,016             7,942         7,940        6,700         4,130
General and administrative                     4,725       4,553             6,115         5,107        3,534         3,483
Write down and closure of
    European subsidiaries                         --         440               440         3,058           --            --
Acquired in-process research
    and development*                             820          --                --            --           --            --
                                       --------------------------    ------------------------------------------------------
Total costs and expenses                      42,695      36,881            50,304        50,978       40,647        34,097
Other income (expense)                          (191)        219               202          (22)        (403)         (377)
Income (loss) before benefit
    (provision) for income
    taxes and extraordinary item                (645)        556             1,394       (1,521)        3,672           579
Benefit (provision) for income
   taxes                                          --        (308)            6,267         2,631        (123)            --
Extraordinary item**                            (891)         --                --            --           --            --
                                       --------------------------    -------------------------------------------------------

Net income (loss)                      $      (1,536) $       248    $       7,661  $      1,110  $     3,549  $        579
                                       ==========================    =======================================================

Net income (loss) per share -
    basic and diluted                  $        (.06) $       .01    $         .32  $        .05  $       .16  $        .03
                                       ==========================    =======================================================



BALANCE SHEET DATA
                                              December 31,                                March 31,
                                       --------------------------    -------------------------------------------------
                                            1999       1998             1999         1998         1997          1996
                                       --------------------------    -------------------------------------------------
Cash and cash equivalents              $   4,672     $   6,012       $   6,622     $  9,720    $  10,096      $  2,538
Working capital                        $  12,483     $  15,495       $  16,546     $ 16,790    $  19,444      $ 10,060
Total assets                           $  68,040     $  46,091       $  52,606     $ 47,782    $  42,261      $ 33,334
Long-term obligations                  $  11,429     $   2,873       $   2,828     $  3,002    $   3,203      $  3,490
Stockholders' equity                   $  43,755     $  37,221       $  44,705     $ 36,889    $  35,158      $ 25,718
Common shares outstanding                 24,029        23,793          23,822       23,749       23,546        21,550



*RESULTING FROM THE ACQUISITION OF METRA BIOSYSTEMS, INC. (SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

**RESULTING FROM THE PREPAYMENT OF DEBT ON CORPORATE HEADQUARTERS. (SEE NOTE 8 OF NOTES TO CONSOLIDATED FINANCIALS STATEMENTS)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FUTURE UNCERTAINTIES

This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the Food and Drug Administration ("FDA"), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may", "will", "should", "might", "expect", "anticipate", "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described under "Business Risks" and in other sections of this report and in other reports and registration statements of the Company filed with the Securities and Exchange Commission from time to time should be carefully considered. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

OVERVIEW

Quidel Corporation ("the Company") discovers, develops, manufactures and markets rapid diagnostic products for point-of-care detection. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions. Products are sold worldwide to professionals in the physician's office and clinical laboratories, and to consumers through organizations that provide private label, store brand products.

There were many significant events that occurred during the nine month period ending December 31, 1999, including, the acquisition of Metra Biosystems, Inc. ("Metra"), a leader in the diagnosis and detection of bone loss for the management of osteoporosis and other bone diseases, and the acquisition of a urine test strip business from Dade Behring Marburg GmbH ("Dade Behring"). In addition, the Company launched the QuickVue(R) Influenza point-of-care diagnostic test to assist physicians in diagnosing influenza types A and B within ten minutes. Also, the Company implemented a new enterprise resource planning business operating system to allow operations of the business to become more efficient. Finally, the Company completed a sale and leaseback of its corporate headquarters to provide cash to assist with the acquisitions previously noted. During the quarter ended December 31, 1999, the Company also experienced a significant increase in the order rate of several core products which resulted in the Company moving to a 24 hour, 7 days a week, three shift manufacturing operation to meet increased product demand. Based on these events, Quidel completed this abbreviated fiscal year optimistic that the operating tasks accomplished and strategic investments made will significantly benefit the Company in the years ahead.

CHANGE IN FISCAL YEAR END

During October 1999, the Company changed its fiscal year from a March 31 fiscal year-end to a December 31 fiscal year-end.

ENTERPRISE COMPUTING SYSTEM

During September 1999, the Company began daily operations with a sophisticated enterprise resource planning business operating system. With this new system, the operations of the business are expected to become more efficient due to the streamlining of processes and procedures, many of which were being performed manually. The information to be provided from this system will assist management with day-to-day operating decisions. During the start-up of the system, the Company encountered difficulties that led to additional manufacturing costs and production backlog at December 31, 1999. These issues are expected to be resolved during 2000. Costs incurred during the application development stage were approximately $l.8 million and have been capitalized since the inception of this project. These costs will be depreciated over the software's estimated useful life.

INFLUENZA DIAGNOSTIC TEST

During September 1999, the Company received clearance from the FDA to market a rapid, point-of-care diagnostic test to detect influenza A and B. The QuickVue(R) Influenza test is designed to assist health care providers in identifying patients infected with influenza who would benefit from immediate diagnosis and intervention. The test was developed through a product development collaboration with Glaxo Group, Ltd., ("Glaxo Wellcome"), a wholly owned subsidiary of Glaxo Wellcome, plc. The Company is marketing the test worldwide, and began to ship the product in the United States during December 1999.

ACQUISITION OF METRA BIOSYSTEMS, INC.

During the quarter ended September 30, 1999, Quidel acquired all of the outstanding stock of Metra for approximately $22.7 million, or $1.78 per share, based upon 12,732,826 shares outstanding, in an all cash tender offer. Metra is a leader in the diagnosis and detection of bone loss for the management of osteoporosis and other bone diseases. The total cost of the transaction to the Company was approximately $7.1 million, net of cash acquired from Metra of approximately $19 million. The tender offer was financed from cash reserves, proceeds from a short-term bank loan and proceeds from a revolving line of credit. The short-term bank loan was repaid with the cash acquired from Metra.

ACQUISITION OF DADE BEHRING ASSETS

During November 1999, the Company entered into an Asset Sale Agreement with Dade Behring, a German corporation, for the purchase of Dade Behring's Rapignost(R) urine test strip business.

The purchase price for the assets was $5.75 million. Of that amount, $5 million was paid at closing, $500,000 will be paid in December 2000 and $250,000 will be paid in December 2001 upon successful completion of certain milestones. In addition to the aggregate purchase price for the assets, the Company agreed to pay Dade Behring a royalty on the combined global sales of Rapignost for five years after the closing, up to a maximum of $3 million. The funds used to complete the purchase came from the Company's existing bank line of credit. The Company was subsequently credited approximately $200,000 due to the inventory on hand at Dade Behring at the closing being less than the negotiated amount.

The acquired assets include: Dade Behring's inventory of Rapignost urine test strips, product manufacturing equipment, information and know-how, trademarks, vendor and customer contracts, distributor agreements, and assignments of certain license agreements. Dade Behring will continue to manufacture urine test strips for the Company for up to two years on a contract basis.

SALE AND LEASEBACK OF FACILITY

During December 1999, the Company completed a sale and leaseback transaction of its corporate headquarters facility and real estate. The facility and real estate was sold for $15 million, of which $3.75 million was capital contributed by the Company. As a part of this transaction, the Company paid off the mortgage on the facility of approximately $3 million and was assessed a pre-payment penalty of approximately $891,000. The Company will lease the 73,000 square foot facility for fifteen years, with options to extend the lease for up to two additional five-year periods. The sale was an all cash transaction, netting the Company approximately $7 million. The Company is a 25% limited partner in the partnership that acquired the facility and real estate.

The transaction was deemed a financing transaction under Statement of Financial Accounting Standards No. 98 "Accounting for Sales of Real Estate". As such, the assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. The Company recorded $11.25 million as the present value of the net lease payments as a capital lease obligation.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Net income for the three months ended December 31, 1999 was $397,000, or $.02 per share, compared to net income of $946,000, or $.04 per share, for the quarter ended December 31, 1998. The Company's results for this period in 1999 were impacted by investment decisions made to capitalize on the expected growth in the coming years. These changes included the market launch of the QuickVue Influenza Test, the acquisition of a urinalysis business from Dade Behring, and the increase in staffing associated with the ramp up of production to a 24 hour, 7 days per week, three shift operation to meet increased product demand. In addition, the Company incurred a one-time mortgage prepayment penalty of $891,000 associated with the sale and leaseback of its corporate facility.

For the nine months ended December 31, 1999, the Company incurred a net loss of $1.5 million, or $.06 per share, compared to a net income of $248,000, or $.01 per share, for the same period in 1998. In addition to the items noted above for the three month period in 1999, the Company also had a one-time charge of $820,000 during the quarter ended September 30, 1999, related to the write off of acquired in-process research and development as a part of the acquisition of Metra.

                    NET SALES TRENDS BY MAJOR SALES CHANNELS


                                                           Three months ended                 Nine months ended
                                                              December 31,                       December 31,
                                                      -----------------------------        -------------------------
  (IN THOUSANDS)                                         1999             1998               1999           1998
                                                      ------------     ------------        ----------     ----------
  Domestic sales                                               (unaudited)                                (unaudited)
       Professional sales                             $     10,819     $      8,160        $   24,740     $   21,226
       OTC, OEM and clinical lab sales                       2,432            2,745             5,826          4,586
                                                      ------------     ------------        ----------     ----------
           Total domestic sales                             13,251           10,905            30,566         25,812
           Percent of total sales                               79%              79%               78%            76%
                                                      ------------     ------------        ----------     ----------

  International sales
       Export sales                                          1,747            2,186             4,401          5,299
       European subsidiary sales                             1,752              655             3,967          2,782
                                                      ------------     ------------        ----------     ----------
           Total international sales                         3,499            2,841             8,368          8,081
           Percent of total sales                               21%              21%               22%            24%
                                                      ------------     ------------        ----------     ----------

           Total net sales                            $     16,750     $     13,746        $   38,934     $   33,893
                                                      ============     ============        ==========     ==========




Net sales increased 22% for the quarter and 15% for the nine months ended December 31, 1999 compared to the same periods in 1998. Professional sales for the three months ended December 31, 1999 increased 33% in the Company's core products and also include Metra's domestic bone marker sales of $1.1 million, or 8% of net sales. Professional sales for the nine months ended December 31, 1999 increased 16% over the prior year and include Metra's domestic bone marker sales of $2 million, or 5% of net sales.

Over the counter ("OTC"), original equipment manufacture ("OEM") and clinical lab sales decreased by 1% for the quarter, but grew by 27% for the nine months ended December 31, 1999 compared to the same periods in 1998. The decrease for the quarter was due to the loss of an OTC contract during 1999. The change for the nine month period was also due to the loss of the OTC contract, but the loss was offset by sales of a partnered retail store brand program for distribution of pregnancy tests that commenced late 1998 and was in place for the full nine month period ended December 31, 1999.

International sales increased by 23% for the quarter and 4% for the nine months ended December 31, 1999 over the same periods in 1998. This increase in international sales is primarily due to the acquisition of Metra and its three European subsidiaries.

           REVENUE FROM RESEARCH CONTRACTS, LICENSE FEES AND ROYALTIES


                                                     Nine months ended
(IN THOUSANDS)                                          December 31,                       Year ended March 31,
                                             ---------------------------------          ---------------------------
                                                   1999                1998                1999             1998
                                             ---------------       -----------          ----------       ----------
                                                                   (unaudited)
Contract research and development            $         1,768       $     3,090          $    4,070       $    3,483
License fee income                                     1,129               200                 166              100
Royalty income                                           411                35                  97              175
                                             ---------------       -----------          ----------       ----------

Total                                        $         3,307       $     3,325          $    4,333       $    3,758
                                             ===============       ============         ===========      ==========


Contract research and development revenue is principally related to funding provided by Glaxo Wellcome for two separate multi-year, development programs for a rapid, point-of-care influenza A and B diagnostic test, which commenced in March 1996, and two rapid, point-of-care diagnostic tests to detect herpes simplex virus ("HSV"), which commenced in October 1997. In May 1999, a 510(k) application was filed with the FDA for marketing clearance of the influenza A and B point-of-care test. The 510(k) clearance was received in September 1999. The Company anticipates filing a 510(k) application for clearance for the HSV tests in 2001.

License fee income for the nine months ended December 31, 1999 included a $1 million milestone payment Metra earned from Sumitomo Pharmaceuticals Co., Ltd. due to the Metra bone markers becoming eligible for reimbursement in Japan.

                         COST OF SALES AND GROSS PROFIT


                                                                Three months ended December 31,
                                                 ---------------------------------------------------------------
                                                                Percent of                           Percent of
      (IN THOUSANDS)                                1999         Net Sales              1998         Net Sales
                                                 ----------    -------------        ------------    ------------
                                                                           (unaudited)
      Net sales                                  $   16,750                         $     13,746

      Direct Costs - material,
      labor and other variable cost                   4,497            27%                 5,485            40%
      Royalty Expense -
      patent licenses                                   982             6                    687             5
                                                 ----------                         ------------

      Total direct cost                               5,479            33                  6,172            45

      Direct Margin -
      contribution per sales dollar                      67%                                  55%

      Manufacturing overhead cost                     2,671            16                  1,798            13
                                                 ----------                         ------------

      Total cost of sales                             8,150            49                  7,970            58
                                                 ----------                         ------------

      Gross profit                               $    8,600            51           $      5,776            42
                                                 ==========                         ============



                                                                   Nine months ended December 31,
                                                 ---------------------------------------------------------------
                                                                Percent of                          Percent of
      (IN THOUSANDS)                                1999         Net Sales              1998         Net Sales
                                                 ----------    -------------       -------------    ------------
                                                                                   (unaudited)
      Net sales                                  $   38,934                        $      33,893

      Direct Costs - material,
      labor and other variable cost                  11,134            29%                12,425             37%
      Royalty Expense -
      patent licenses                                 2,081             5                  1,662              5
                                                 ----------                        -------------

      Total direct cost                              13,215            34                 14,087             42

      Direct Margin -
      contribution per sales dollar                      66%                                  58%

      Manufacturing overhead cost                     6,744            17                  4,919             14
                                                 ----------                        -------------

      Total cost of sales                            19,959            51                 19,006             56
                                                 ----------                        -------------

      Gross profit                               $   18,975            49          $      14,887             44
                                                 ==========                        =============



Gross profit as a percentage of sales for the three and nine months ended December 31, 1999 increased as a percent of sales from the same periods in 1998. This increase in profit margin is due to the Company improving its procedures for the procurement of raw materials and other initiatives intended to increase manufacturing efficiency and to reduce overall product costs. In addition, the Company is also reviewing its credit and rebate policies to identify potential increases in product sale profitability.

                               OPERATING EXPENSES


                                                                     Three months ended December 31,
                                                       ---------------------------------------------------------
                                                                       Percent                         Percent
                                                                       of Net                          of Net
(IN THOUSANDS)                                           1999           Sales               1998        Sales
                                                       ----------    ------------        ---------    ----------
                                                                                (unaudited)
Sales and marketing
     Domestic                                          $    3,483                        $   1,771
     International                                          1,732                              559
                                                       ----------                        ---------
         Total sales and marketing                          5,215           31%              2,330          17%

Research and development
     Quidel research projects                               1,293                              943
     Contract research - direct costs                         386                              959
                                                       ----------                        ---------
         Total research and development                     1,679           10               1,902          14

General and administrative                                  1,951           12               1,550          11
                                                       ----------                        ---------

Total operating expenses                               $    8,845           53           $   5,782          42
                                                       ==========                        ==========

Total operating expenses, excluding contract
research direct costs                                  $    8,459           51           $   4,823          35
                                                       ==========                        ==========



                                                                      Nine months ended December 31,
                                                       ---------------------------------------------------------
                                                                       Percent                         Percent
                                                                       of Net                          of Net
(IN THOUSANDS)                                           1999           Sales              1998         Sales
                                                       ----------    ------------      -----------    ----------
                                                                                        (unaudited)
Sales and marketing
     Domestic                                          $    8,191                      $     4,888
     International                                          3,364                            1,978
                                                       ----------                      -----------
         Total sales and marketing                         11,555           30%              6,866           20%

Research and development
     Quidel research projects                               3,791                            3,245
     Contract research - direct costs                       1,845                            2,771
                                                       ----------                      -----------
         Total research and development                     5,636           14               6,016           18

General and administrative                                  4,725           12               4,553           14

Write down and closure of European subsidiaries                --           --                 440            1

Acquired in-process research and development                  820            2                  --           --
                                                       ----------                      -----------

Total operating expenses                               $   22,736           58         $    17,875           53
                                                       ==========                      ===========

Total operating expenses, excluding contract
    research direct costs, acquired in-process
    research and development and write down
    and closure of European subsidiaries               $   20,891           54         $    14,061           43
                                                       ==========                      ===========



Operating expenses increased to $22.7 million for the period ended December 31, 1999 from $17.8 million for the same period in 1998. This increase includes a write-off of acquired in-process research and development of $820,000, and a recurring goodwill amortization charge of $267,000, both relating to the acquisition of Metra. The recurring annual amortization of goodwill acquired from Metra and technology purchased from Dade Behring is expected to be approximately $1.2 million. The balance of the increase in operating expenses is due to the reorganization of the sales and marketing teams at both the Company and Metra.

Sales and marketing expenses increased to 30% of net sales for the period ended December 31, 1999. Both international and domestic sales and marketing expenses increased due to new personnel and programs that were not present for the same period in 1998, consisting of an extensive worldwide sales and marketing function, including subsidiaries in the United Kingdom, Germany and Italy acquired through the acquisition of Metra.

Research and development expenses decreased to 14% of net sales for the period ended December 31, 1999 as efforts in several collaborative product development programs declined or were completed. The Glaxo Wellcome influenza A and B and HSV programs, previously discussed, are the largest of these projects. Contract research direct costs represented 33% of the Company's total research and development investment in the period ended December 31, 1999.

General and administrative expenses decreased to 12% of sales for the period ended December 31, 1999 as compared to the same period in 1998 primarily as a result of decreased outside consulting costs.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

For the year ended March 31, 1999, net income was $7.7 million, or $.32 per share, compared to a net income of $1.1 million, or $.05 per share, for the year ended March 31, 1998. The most significant difference in net income for the year ended March 31, 1999 compared to the year ended March 31, 1998 was a deferred tax benefit of $6.4 million recorded in the fourth quarter of fiscal 1999 associated with the accumulated tax benefit of prior operating losses. A similar tax benefit of $2.7 million was recorded in fiscal 1998. The amount of the net deferred tax asset estimated to be recoverable was based on our assessment of the likelihood of near-term operating income and that the realization of net operating loss carryforward was more likely than not.

Operating income for the year ended March 31, 1999 was approximately $1.2 million, or $.05 per share, compared to an operating loss of approximately $1.5 million, or $.06 per share, for fiscal 1998. Included in the results of operations for fiscal 1999 and 1998 were charges of $440,000 and $3.1 million, respectively, associated with the write down and closure of certain European subsidiaries.

                    NET SALES TRENDS BY MAJOR SALES CHANNELS


                                                               Year ended March 31,
                                                         ---------------------------------
  (IN THOUSANDS)                                             1999                1998
                                                         -------------        ------------
  Domestic sales
       Professional sales                                $     29,221         $     30,418
       OTC, OEM and clinical lab sales                          7,484                3,982
                                                         -------------        ------------
           Total domestic sales                                36,705               34,400
           Percent of total sales                                  78%                  75%
                                                         -------------        ------------

  International sales
       Export sales                                             6,864                6,774
       European subsidiary sales                                3,594                4,547
                                                         -------------        ------------
           Total international sales                           10,458               11,321
           Percent of total sales                                  22%                  25%
                                                         -------------        ------------

           Total net sales                               $     47,163         $     45,721
                                                         =============        ============



OEM product sales increased dramatically in the year ended March 31, 1999 due to the distribution of veterinary products for the full year compared to only a few months in fiscal 1998, as well as to the launch of a new partnered retail store brand program for distribution of pregnancy tests.

In the year ended March 31, 1998, we reassessed our international sales strategy and in the year ended March 31, 1999, completed the closure of European subsidiaries located in France, the Netherlands and Spain. As a result, international sales declined, except sales in the German subsidiary increased $983,000 for the year ended March 31, 1999 to approximately $2.7 million due to new distributor programs in Europe.

           REVENUE FROM RESEARCH CONTRACTS, LICENSE FEES AND ROYALTIES


                                                          Year ended March 31,
                                                   ---------------------------------
(IN THOUSANDS)                                          1999                1998
                                                   -------------        ------------
Contract research and development                  $      4,070         $      3,483
License fee income                                          166                  100
Royalty income                                               97                  175
                                                   -------------        ------------

Total                                              $      4,333         $      3,758
                                                   =============        ============


Contract research and development revenue principally related to funding provided by Glaxo Wellcome as noted previously.

                         COST OF SALES AND GROSS PROFIT


                                                                            Year ended March 31,
                                                       ---------------------------------------------------------------
                                                                       Percent                       --    Percent
                                                                       of Net                              of Net
      (IN THOUSANDS)                                      1999          Sales              1998            Sales
                                                       ----------    ------------        ---------     ---------------
      Net sales                                        $   47,163                        $  45,721

      Direct Costs - material,
      labor and other variable cost                        17,156            36%            16,876                37%
      Royalty Expense -
      patent licenses                                       2,304             5              2,067                 4
                                                       ----------                        ---------

      Total direct cost                                    19,460            41             18,943                41

      Direct Margin -
      contribution per sales dollar                            59%                              59%

      Manufacturing overhead cost                           6,646            14              5,305                12
                                                       ----------                        ---------

      Total cost of sales                                  26,106            55             24,248                53
                                                       ----------                        ---------

      Gross profit                                     $   21,057            45          $  21,473                47
                                                       ==========                        =========



Gross profit declined approximately two percentage points to 45% of sales for the year ended March 31, 1999 from the prior year level. The shift in product mix toward sales of our OEM pregnancy tests, which provide a lower direct margin contribution, increased direct costs as a percent of sales. Manufacturing overhead cost increases for the year ended March 31, 1999 related to increased production capacity, the purchase of automation equipment, and the addition of purchasing and engineering support staff.

                               OPERATING EXPENSES


                                                                            Year ended March 31,
                                                       ---------------------------------------------------------------
                                                                       Percent                            Percent
                                                                       of Net                              of Net
(IN THOUSANDS)                                           1999           Sales               1998           Sales
                                                       ----------    ------------        ---------     ---------------
Sales and marketing
     Domestic                                          $    6,904                        $   7,097
     International                                          2,797                            3,528
                                                       ----------                        ---------
         Total sales and marketing                          9,701            20%            10,625             23%

Research and development
     Quidel research projects                               4,137                            4,903
     Contract research - direct costs                       3,805                            3,037
                                                       ----------                        ---------
         Total research and development                     7,942            17              7,940             17

General and administrative                                  6,115            13              5,107             11

Write down and closure of European subsidiaries               440             1              3,058              7
                                                       ----------                        ---------

Total operating expenses                               $   24,198            51          $  26,730             58
                                                       ==========                        =========

Total operating expenses, excluding contract
    research direct costs and write down and
    closure of European subsidiaries                   $   19,953            42          $  20,635             45
                                                       ==========                        =========


Sales and marketing efficiencies improved for the year ended March 31, 1999 as the overall cost declined to 20% of sales. Domestic OTC and OEM sales and marketing expenses continued to decline as these expenses were assumed by outside distributors. These savings partially offset the lower margin on domestic OTC/OEM products from reduced sales prices under these distribution agreements. International sales and marketing expenses declined due to the closure of our European subsidiaries and represented approximately 27% of total international sales.

Research and development remained constant for the year ended March 31, 1999 compared to the year ended March 31, 1998 as we continued our efforts in several collaborative product development programs. The Glaxo Wellcome influenza A and B and HSV programs, previously discussed, are the largest of these projects. Contract research expense represented 48% of the Company's total research and development investment for the year ended March 31, 1999.

General and administrative expenses increased significantly for the year ended March 31, 1999. This increase contained $1.3 million of non-recurring restructuring costs, including employee severance costs, legal fees and consulting costs. Without these non-recurring costs, general and administrative costs would have decreased by approximately $300,000 from the year ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash and cash equivalents of approximately $4.7 million compared to $6.6 million at March 31, 1999. The change in cash and cash equivalents from March 31, 1999 was significantly impacted by the receipt of cash from the sale and leaseback of the corporate headquarter facility being offset by acquisition costs relating to the purchase of Metra, the purchase of the Dade Behring urine test strip business, the payoff of a $3.0 million real estate loan balance, the $891,000 pre-payment penalty related to the loan, the acquisition and implementation of the enterprise business operating system, and the purchase of manufacturing and other equipment.

As a part of the acquisition of Metra, the Company entered into a $10 million bank line of credit to assist with the financing of the transaction. The line was increased twice during the year up to $14.5 million to assist with the acquisition of the urine test strip business from Dade Behring and the sale and leaseback of the corporate headquarters facility. Upon the completion of those two transactions, and using the proceeds from the facility sale to repay a portion of the line of credit, the outstanding balance on the line of credit was reduced to $3.8 million as of December 31, 1999. The total available line of credit was also reduced to $7.5 million at December 31, 1999. Certain of the Company's assets collateralize the line of credit.

The principal requirements for cash are for working capital, including capital equipment additions, and the costs to continue implementation of the Company's new computer operating system. Cash requirements are expected to be funded by the results of operations. The Company also intends to continue searching for acquisition and technology licensing candidates. As such, the Company may need to incur additional debt, or sell additional equity, to successfully complete these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as the extent to which the Company generates cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on the current cash position and the current assessment of future operating results, we believe that the existing sources of liquidity should be adequate to meet operating needs during fiscal 2000.

RECENT ACCOUNTING PRONOUNCEMENTS In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarized the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for all registrants during the first quarter of fiscal 2000. Management has reviewed the impact of SAB No. 101 on the Company's financial statements, and expects to record a cumulative effect pre-tax charge of approximately $1 million when the Company adopts the provisions of SAB No. 101 in January 2000.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quidel does not and did not invest in market risk sensitive instruments in 1999. Quidel had and has no exposure to market risk with regard to changes in interest rates. Quidel does not and has not used derivative financial instruments for any purposes, including hedging or mitigating interest rate risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14(a)(1).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In July 1999, Quidel changed certifying accountants, with the firm of Arthur Andersen LLP replacing the firm of Ernst & Young LLP. There were no disagreements with Ernst & Young at the time of the change.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item (with respect to Directors) is incorporated by reference from the information under the captions "Election of Directors" and "Other Matters" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all executive officers of Quidel as of December 31, 1999 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the Board of Directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on the officer's ability or integrity.

Andre de Bruin, 53, was appointed President and Chief Executive Officer of Quidel in June 1998. Since June 1997, Mr. de Bruin has been Vice Chairman of the Board and a part-time employee of the Company. Prior to joining Quidel, Mr. de Bruin was President and Chief Executive Officer of Somatogen, Inc. ("Somatogen"), a biopharmaceutical company, since July 1994. He was elected Chairman of the Board of Somatogen in January 1996. Baxter International, Inc., acquired Somatogen in May 1998. Prior to joining Somatogen, Mr. de Bruin was Chairman, President and Chief Executive Officer of Boehringer Mannheim Corporation, a U.S. subsidiary of Corange Ltd., a private, global health care corporation. He held that position since 1989. Mr. de Bruin serves on the Board of Directors of Diametrics Medical, Inc., a public company that manufactures and markets proprietary critical care blood and tissue analysis systems, and Metabolex, Inc., a privately held company founded to develop therapeutics for diabetes and related metabolic diseases. He has been involved in the global health care industry for more than twenty-eight years in pharmaceuticals, devices and diagnostics.

Charles J. Cashion, 49, Senior Vice President, Corporate Operations, Chief Financial Officer and Secretary, joined Quidel in December 1998. Mr. Cashion has more than twenty years of general management experience in the health care industry and was most recently Senior Vice President, Finance, Secretary, Treasurer and Chief Financial Officer of The Immune Response Corporation, a biopharmaceutical company. Mr. Cashion previously held positions at Smith Laboratories, Inc., Baxter International, Inc., and Motorola, Inc. Mr. Cashion received his M.B.A. and B.S. from Northern Illinois University.

Mark E. Paiz, 38, is Senior Vice President, Product Development and Supply Operations. From June 1998 to August 1999, Mr. Paiz was Vice President, Operations. Mr. Paiz joined Quidel in December 1997 as Senior Director, Manufacturing. Mr. Paiz has fifteen years experience in manufacturing, quality assurance and product development. From 1995 to 1997, Mr. Paiz served as Director of Research and Development and Project Manager at Medtronic Interventional Vascular, responsible for the development and manufacture of catheter and coronary stent delivery devices. From 1992 to 1995, he served as a manager at Hybritech, Inc. with various responsibilities including quality engineering, materials management, supplier development and inspection. Mr. Paiz received his B.S. degree in Engineering from the University of Colorado and his M.B.A. from West Coast University.

John D. Tamerius, Ph.D., 54, is Vice President, Autoimmune and Complement and General Manager, Metra Operations. From August 1998 to August 1999, Dr. Tamerius was Vice President, Research & Development. Dr. Tamerius joined Quidel in August 1989 as Vice President of Clinical and Regulatory Affairs. In 1994, Dr. Tamerius assumed responsibility as Vice President of Quidel's Clinical Laboratory Business (including research and development, manufacturing and sales). Dr. Tamerius received his M.S. and Ph.D. degrees in Microbiology and Immunology from the University of Washington.

Robin G. Weiner, 44, Vice President, Clinical Development and Regulatory Affairs, joined Quidel in March 1982. Ms. Weiner has over fifteen years experience in regulatory affairs and has held numerous management positions at Quidel in operations, clinical/regulatory and quality assurance. From December 1992 to July 1995, Ms. Weiner was Senior Director of Clinical, Regulatory and Quality Systems. Ms. Weiner received her B.A. degree in Biochemistry from the University of California, San Diego and her M.B.A. from National University.

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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)      (1) Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.


                                    CONSOLIDATED FINANCIAL STATEMENTS OF QUIDEL CORPORATION
                           Report of Arthur Andersen LLP, Independent Public Accountants          F-1

                           Report of Ernst & Young LLP, Independent Auditors                      F-2

                           Consolidated Balance Sheets at December 31, 1999 and
                           March 31, 1999                                                         F-3

                           Consolidated Statements of Operations for the nine
                           months ended December 31, 1999 and 1998 (unaudited)
                           and the years ended March 31, 1999 and 1998                            F-4

                           Consolidated Statements of Stockholders' Equity
                           for the period March 31, 1997 through December 31, 1999                F-5

                           Consolidated Statements of Cash Flows for the nine
                           months ended December 31, 1999 and 1998 and the years
                           ended March 31, 1999 and 1998                                          F-6

                           Notes to Consolidated Financial Statements                             F-8



     (2) Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

     (3) Exhibits with each management contract or compensatory plan or arrangement required to be filed identified. See paragraph (c) below.

(b)  Reports on Form 8-K

Reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

On October 26, 1999, Quidel filed a Form 8-K to report a change in fiscal year from a March 31 fiscal year-end to a December 31 fiscal year-end.

On November 12, 1999, Quidel filed a Form 8-K to report that it entered into a Letter of Intent with Dade Behring Marburg GmbH for the acquisition of the Dade Behring Urine Test Strip business.

On December 7, 1999, Quidel filed a Form 8-K to report that it entered into an Asset Sale Agreement dated as of November 26, 1999 with Dade Behring Marburg GmbH for the purchase of Dade Behring's Urine Test Strip business. The asset purchase closed on December 7, 1999, and was effective as of November 30, 1999.

On December 20, 1999, Quidel filed a Form 8-K to report it had completed the sale and leaseback of its corporate headquarters facility and real estate.

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

10.6 Registrant's Amended and Restated 1982 Incentive and Nonstatutory Stock Option Plans, including Form of Option Agreement. (Incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement No. 33-38324 on Form S-4 filed on December 20, 1990.)

10.7 Form of Registration Rights Agreement of the Registrant. (Incorporated by reference to Appendix C to the final Joint Proxy
         Statement/Prospectus dated January 4, 1991 included within Amendment No. 2 to the Registrant's Registration Statement No. 33-38324 on Form S-4 filed on January 4, 1991.)

10.8 Assumption Agreement dated January 31, 1991. (Incorporated by reference to Exhibit 10.52.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)

10.9 Trademark License Agreement dated October 1, 1994 between the Registrant and Becton Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K dated March 31, 1995.)

10.10 Stock Purchase Agreement dated January 5, 1995 between Registrant and Eli Lilly & Company for the sale of all the outstanding capital stock of Pacific Biotech, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated January 5, 1995.)

10.11 Settlement Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit
         10.18 to the Registrant's Form 10-K dated March 31, 1997)

10.12 Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K dated March 31, 1997)

10.13 Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K dated March 31, 1997)

10.14 Employment agreement dated June 9, 1998 between the Registrant and Andre de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q dated June 30, 1998.)

10.15 Stock option agreement dated June 9, 1998 between the Registrant and Andre de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q dated June 30, 1998.)

10.16 Employment agreement dated December 14, 1998 between the Registrant and Charles J. Cashion. (Incorporated by reference to Exhibit 10.28 to the Registrants Form 10-Q dated December 31, 1998.)

10.17 Offer to Purchase for Cash all outstanding shares of common stock of Metra Biosystems, Inc. by MBS Acquisition Corporation, a wholly-owned subsidiary of Quidel Corporation at $1.78 net per share. (Incorporated by reference to Metra's Schedule 14D-1 dated June 9, 1999.)

10.18 Business Loan Agreement, dated as of July 12, 1999, by and between Bank of America National Trust and Savings Association and Quidel Corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated July 12, 1999.)

10.19 Security Agreement, dated as of July 12, 1999, by and among Bank of America National Trust and Savings Association, Quidel Corporation, MBS Acquisition Corporation, and Pacific Biotech, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated July 12, 1999.)

10.20 Subsidiary Guaranty, dated as of July 12, 1999, by MBS Acquisition Corporation and Pacific Biotech, Inc. (Incorporated by reference to
         Exhibit 10.3 to the Registrant's Form 8-K dated July 12, 1999.)

10.21 Cash Collateral Agreement, dated as of July 12, 1999, by and between Bank of America National Trust and Savings Association and Pacific Biotech, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated July 12, 1999.)

10.22 Form of Asset Sale Agreement - Rapignost(R)Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K dated December 7, 1999.)

10.23 Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K dated December 20, 1999.)

10.24    Form of Single Tenant Absolute Net Lease. (Incorporated by reference to
         Exhibit 10.7 to the Registrant's Form 8-K dated December 20, 1999.)

21.1*    Subsidiaries of the Registrant

23.1*    Consent of Arthur Andersen LLP, Independent Public Accountants

23.2*    Consent of Ernst & Young LLP, Independent Auditors

27*      Financial Data Schedule

         *  Filed Herewith

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               QUIDEL CORPORATION



   Date:    March 23, 2000                         By  /s/ Charles J. Cashion
                                                     --------------------------------------------
                                                     Charles J. Cashion
                                                     Senior Vice President, Corporate Operations,
                                                     Chief Financial Officer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


   Date:    March 23, 2000


/s/ Andre de Bruin                                   /s/ Charles J. Cashion
--------------------------------------               --------------------------------------------
Andre de Bruin                                       Charles J. Cashion
President and Chief Executive Officer                Senior Vice President
(Principal Executive Officer);                       Corporate Operations
Vice Chairman of the Board                           Chief Financial Officer and Secretary
                                                     (Principal Financial Officer and
                                                     Principal Accounting Officer)



/s/ Richard C. E. Morgan                             /s/ John D. Diekman
--------------------------------------               --------------------------------------------
Richard C. E. Morgan                                 John D. Diekman, Director
Chairman of the Board



/s/ George Dunbar                                    /s/ Thomas A. Glaze
--------------------------------------               --------------------------------------------
George Dunbar, Director                              Thomas A. Glaze, Director



/s/ Margaret G. McGlynn                              /s/ Mary Lake Polan
--------------------------------------               --------------------------------------------
Margaret G. McGlynn, Director                        Mary Lake Polan, Director



/s/ Faye Wattleton
--------------------------------------
Faye Wattleton, Director


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Quidel Corporation:

We have audited the accompanying consolidated balance sheet of Quidel Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quidel Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the nine months then ended in conformity with generally accepted accounting principles in the United States.


                                            /s/ ARTHUR ANDERSEN LLP

San Diego, California
February 11, 2000

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Quidel Corporation

We have audited the accompanying consolidated balance sheet of Quidel Corporation as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quidel Corporation at March 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                            /s/ ERNST & YOUNG LLP





San Diego, California
May 14, 1999

                               QUIDEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,          March 31,
(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)                                                 1999                1999
                                                                                    --------------       --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                       $        4,672      $         6,622
    Accounts receivable, net                                                                10,822                8,388
    Other receivables                                                                        1,053                   --
    Inventories                                                                              8,327                5,811
    Prepaid expenses and other current assets                                                  465                  798
                                                                                    --------------       --------------

              Total current assets                                                          25,339               21,619

Property and equipment, net                                                                 21,207               18,219
Intangible assets, net                                                                      11,096                3,084
Deferred tax asset                                                                           9,083                9,083
Other assets                                                                                 1,315                  601
                                                                                    --------------       --------------

                                                                                    $       68,040       $       52,606
                                                                                    ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $        3,560       $        2,283
    Accrued payroll and related expenses                                                       750                1,013
    Accrued royalties                                                                          888                  659
    Deferred contract research revenue                                                          --                  592
    Line of credit                                                                           3,769                   --
    Current portion of long-term debt and obligations under capital leases                     553                  174
    Other current liabilities                                                                3,336                  352
                                                                                    --------------       --------------

              Total current liabilities                                                     12,856                5,073

Long-term debt and obligations under capital leases                                         11,429                2,828

Commitments

Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized, none issued or outstanding
Common stock, $.001 par value; 50,000 shares authorized, 24,029 and 23,822 shares issued and outstanding at December 31, 1999 and March 31, 1999,
    respectively                                                                                24                   24
Additional paid-in capital                                                                 117,386              116,720
Other comprehensive income (loss)                                                              (81)                  (1)
Accumulated deficit                                                                        (73,574)             (72,038)
                                                                                    --------------       --------------

              Total stockholders' equity                                                    43,755               44,705
                                                                                    --------------       --------------
                                                                                    $       68,040       $       52,606
                                                                                    ==============       ==============



SEE ACCOMPANYING NOTES.

                               QUIDEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Nine Months ended
                                                                  December 31,                   Year ended March 31,
                                                        --------------------------------     ---------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1999              1998               1999            1998
                                                        --------------    --------------     -------------    ----------
                                                                           (unaudited)
REVENUES
    Net sales                                           $      38,934     $      33,893      $     47,163     $   45,721
    Research contracts, license fees and royalties              3,307             3,325             4,333          3,758
                                                        --------------    --------------     -------------    ----------

        Total revenues                                         42,241            37,218            51,496         49,479

COSTS AND EXPENSES
    Cost of sales                                              19,959            19,006            26,106         24,248
    Sales and marketing                                        11,555             6,866             9,701         10,625
    Research and development                                    5,636             6,016             7,942          7,940
    General and administrative                                  4,725             4,553             6,115          5,107
    Write down and closure of European subsidiaries                --               440               440          3,058
    Acquired in-process research and development                  820                --                --            --
                                                        --------------    --------------     -------------    ----------

        Total costs and expenses                               42,695            36,881            50,304         50,978
                                                        --------------    --------------     -------------    ----------

Operating income (loss)                                          (454)              337             1,192         (1,499)

OTHER INCOME AND EXPENSE
    Interest and other income                                     368               358               526            474
    Interest and other expense                                   (559)             (139)             (324)          (496)
                                                        --------------    --------------     -------------    ----------

        Total other income (expense)                             (191)              219               202            (22)
                                                        --------------    --------------     -------------    ----------

Income (loss) before benefit (provision) for income
taxes and extraordinary item                                     (645)              556             1,394        (1,521)

Benefit (provision) for income taxes                               --              (308)            6,267          2,631
                                                        --------------    --------------     -------------    ----------

Income (loss) before extraordinary item                          (645)              248             7,661          1,110

Extraordinary item, early extinguishment of debt                 (891)               --                --            --
                                                        --------------    --------------     -------------    ----------

Net income (loss)                                       $      (1,536)    $         248      $      7,661     $    1,110
                                                        =============     =============      ============     ==========

Basic and diluted earnings (loss) per share on income
(loss) before extraordinary item                        $        (.03)    $         .01      $        .32     $      .05
                                                        =============     =============      ============     ==========

Basic and diluted loss per share for
extraordinary item                                      $        (.03)    $          --      $         --     $      --
                                                        =============     =============      ============     =========

Basic and diluted earnings (loss) per share             $        (.06)    $         .01      $        .32     $      .05
                                                        =============     =============      ============     ==========

Shares used in basic per share calculation                     23,853            23,780            23,782         23,649
                                                        =============     =============      ============     ==========

Shares used in diluted per share calculation                   23,853            23,800            23,804         23,857
                                                        =============     =============      ============     ==========


SEE ACCOMPANYING NOTES.

                               QUIDEL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(IN THOUSANDS)                     Common stock        Additional          Other                         Total          Total
                                 ------------------     paid-in      comprehensive     Accumulated    stockholders'  comprehensive
                                  Shares   Amount       capital        income (loss)     deficit         equity      income (loss)
                                 -------- ---------   -----------    ---------------  -------------   -------------  --------------
Balance at March 31, 1997          23,546    $   24    $  115,943     $          102  $   (80,809)    $      35,260  $

Issuance of common stock
     for cash under stock
     option  and stock
    purchase plans                    203        --           621                 --           --               621
Translation adjustment                 --        --            --               (116)          --              (116) $        (116)
Net income                             --        --            --                 --        1,110             1,110          1,110
                                 --------------------------------------------------------------------------------------------------

Balance at March 31, 1998          23,749        24       116,564                (14)     (79,699)           36,875  $         994
                                                                                                                     ==============

Issuance of common stock
    for cash under stock
    option and  stock
    purchase plans                     73        --           156                 --           --               156
Translation adjustment                 --        --            --                 13           --                13             13
Net income                             --        --            --                 --        7,661             7,661          7,661
                                 --------------------------------------------------------------------------------------------------

Balance at March 31, 1999          23,822        24       116,720                 (1)     (72,038)           44,705  $       7,674
                                                                                                                     ==============

Issuance of common stock
for cash under stock option,
    stock warrant and stock
    purchase plans                    207        --           666                 --           --               666
Translation adjustment                 --        --            --                (80)          --               (80) $         (80)
Net loss                               --        --            --                 --       (1,536)           (1,536)        (1,536)
                                 --------------------------------------------------------------------------------------------------

Balance at December 31, 1999
                                    4,029    $   24    $  117,386     $          (81) $   (73,574)    $      43,755  $      (1,616)
                                 ==================================================================================================



SEE ACCOMPANYING NOTES.

                               QUIDEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Nine months ended
                                                                            December 31,                  Year ended March 31,
                                                                 -------------------------------     ----------------------------
  (IN THOUSANDS)                                                       1999              1998            1999            1998
                                                                 ----------------    -----------     ------------     -----------
                                                                                     (unaudited)
OPERATING ACTIVITIES
    Net income (loss)                                            $         (1,536)           248     $     7,661      $    1,110
    Adjustments to reconcile net income to net
     cash flows provided by operating activities:
        Extraordinary loss                                                    891             --              --              --
        Depreciation and amortization                                       3,535          2,482           3,296           3,135
        Loss on disposal of assets                                             98             --              --              --
        Other miscellaneous income                                           (162)            --              --              --
        Charge for acquired in-process research and
          development                                                         820             --               --             --
        Write down of investment in European subsidiaries                      --             --               --          3,058
        Deferred tax asset                                                     --             --           (6,376)        (2,707)
        Changes in assets and liabilities:
              Accounts receivable                                            (635)           (81)             136           (140)
              Other receivables                                              (898)            --               --             --
              Inventories                                                    (906)          (211)              86         (2,113)
              Prepaid expenses and other current assets                       910           (227)            (258)           540
              Accounts payable                                                606         (1,406)            (963)         1,114
              Accrued payroll and related expenses                         (1,414)          (536)            (248)           138
              Accrued royalties                                               229            101               37            538
              Deferred contract research revenue                             (592)          (217)          (1,098)         1,690
              Other current liabilities                                      (175)           186             (535)           461
                                                                 ----------------    -----------     ------------     ------------

              Net cash flows provided by operating activities                 771            339            1,738          6,824

INVESTING ACTIVITIES
    Additions to property and equipment                                    (3,150)        (3,904)          (4,202)         (5,082)
    Proceeds from sale of fixed assets                                         13             --               --              --
    Increase in other assets and intangibles                                 (181)           (76)            (604)         (2,438)
    Payment for acquisition of Metra Biosystems, Inc., net of
        cash acquired                                                      (5,233)            --               --              --
    Payment for purchase of assets from Dade Behring                       (5,09l)            --               --              --
                                                                 ----------------    -----------     ------------     -----------

              Net cash flows used for investing activities                (13,642)        (3,980)         (4,806)          (7,520)


                               QUIDEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)


                                                                        Nine months ended
                                                                            December 31,                  Year ended March 31,
                                                                 -------------------------------     ----------------------------
  (IN THOUSANDS)                                                       1999              1998            1999            1998
                                                                 ----------------    -----------     ------------     -----------
                                                                                     (unaudited)
  FINANCING ACTIVITIES
    Net proceeds from issuance of common stock and
    warrants                                                     $            666    $        84     $       156      $      621
    Payments on debt and obligations under capital leases                  (3,464)          (151)           (199)           (185)
    Proceeds from sale and leaseback of facility                           11,250             --              --              --
    Proceeds from bank line of credit                                      14,500             --              --              --
    Payments on line of credit                                            (10,731)            --              --              --
    Proceeds from bank term loan                                           18,046             --              --              --
    Payment on bank term loan                                             (18,046)            --              --              --
    Mortgage pre-payment fee                                                 (891)            --              --              --
    Payment of deferred financing costs                                      (329)            --              --              --
                                                                 ----------------    -----------     ------------     -----------
              Net cash flows provided by (used for)
              financing activities                                         11,001            (67)            (43)             436

  Effect of exchange rate changes on cash                                     (80)           (40)             13             (116)
                                                                 ----------------    -----------     ------------     -----------

  Net increase (decrease) in cash and cash equivalents                     (1,950)        (3,708)         (3,098)            (376)
  Cash and cash equivalents at beginning of period                          6,622          9,720           9,720           10,096
                                                                 ----------------    -----------     ------------     -----------

  Cash and cash equivalents at end of period                     $          4,672    $     6,012     $     6,622      $     9,720
                                                                 ================    ===========     ============     ===========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid during the year for interest                         $          1,104    $       231     $       330      $       333
  Cash paid during the year for income taxes                                   32             86             332               16

NON CASH INVESTING AND FINANCING ACTIVITIES
   Note payable for purchase of Dade Behring assets              $           (250)            --              --               --
   Assets acquired through acquisitions                                     7,133             --              --               --
   Liabilities assumed through acquisitions                                (6,176)            --              --               --
   Goodwill acquired through acquisitions                                   3,150             --              --               --
   In-process research and development acquired through
   acquisitions                                                               820             --              --               --
   Technology purchased through acquisition                                 5,397             --              --               --
                                                                 ----------------    -----------     ------------     -----------
                                                                           10,324             --              --               --
  Cash paid for acquisition of Metra, net                                  (5,233)            --              --               --
  Cash paid for purchase of assets from Dade Behring                       (5,091)            --              --               --
                                                                 ----------------    -----------     ------------     -----------
                                                                 $             --             --              --               --
                                                                 ==================  ===========     ============     ===========



SEE ACCOMPANYING NOTES.

                               QUIDEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (INFORMATION RELATING TO THE NINE MONTHS ENDED DECEMBER 31, 1998 IS UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quidel Corporation (the "Company") commenced operations in 1979. The Company operates in one business segment which develops, manufactures and markets point-of-care ("POC") rapid diagnostics for detection of human medical conditions and illnesses. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions in the areas of women's health and infectious diseases. The Company's products are sold to professionals for use in the physician's office and clinical laboratory through a network of national and regional distributors, and to consumers through organizations that provide store brand products. In July 1999, the Company acquired substantially all of the assets and liabilities of Metra Biosystems, Inc. ("Metra") in an effort to broaden its diagnostic product line and customer base (see note 6). Metra develops and manufactures diagnostics for bone loss detection for the management of osteoporosis and other bone diseases. Also, in December 1999, the Company acquired the Rapignost(R) urine test strip business of Dade Behring Marburg GmbH ("Dade Behring") (see note 7).

CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CHANGE IN FISCAL YEAR During October 1999, the Company changed its fiscal year from a March 31 fiscal year-end to a December 31 fiscal year-end. The Company is reporting the nine months ended December 31, 1999 as a transition to its new fiscal year-end of December 31. Results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the Company's fiscal year ending December 31, 2000.

INTERIM FINANCIAL INFORMATION (UNAUDITED) The unaudited interim statements of operations and cash flows and related notes for the nine months ended December 31, 1998 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Results for the interim period are not necessarily indicative of results to be expected for the full fiscal year.

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

CASH AND CASH EQUIVALENTS The Company considers cash equivalents to be highly liquid investments with an original maturity of three months or less.

ACCOUNTS RECEIVABLE The balance of accounts receivable is net of allowances of $1.6 million at December 31, 1999 and $587,000 at March 31, 1999.

OTHER RECEIVABLES The balance in other receivables is primarily related to a $1 million payment owed to Metra from Sumitomo Pharmaceuticals Co., Ltd. due to the Metra bone markers becoming eligible for reimbursement in Japan. Metra received this payment in January 2000.

                               QUIDEL CORPORATION

INVENTORIES Inventories are stated at lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on an annual basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete stock is identified.


                                                  December 31,                    March 31,
                  (IN THOUSANDS)                      1999                           1999
                                                 ----------------               ---------------
                  Raw materials                  $         3,835                $        2,935
                  Work-in-process                          2,692                         1,935
                  Finished goods                           1,800                           941
                                                 ----------------               ---------------

                                                 $         8,327                $        5,811
                                                 ================               ===============



PROPERTY AND EQUIPMENT Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (3 to 15 years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the statements of operations.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize such costs over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 effective January 1, 1999 and capitalized software costs for a total of $1.8 million and $697,000 for the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively.

Property and equipment consists of the following:


                                                                     December 31,                 March 31,
        (IN THOUSANDS)                                                   1999                        1999
                                                                    ----------------            ---------------
        Equipment, furniture and fixtures                           $        25,315             $       17,343
        Building and improvements                                            12,125                     10,996
        Land                                                                  1,080                      1,080
                                                                    ----------------            ---------------
                                                                             38,520                     29,419
        Less:  Accumulated depreciation and amortization                    (17,313)                   (11,200)
                                                                    ----------------            ---------------

                                                                    $        21,207             $       18,219
                                                                    ===============             ==============



INTANGIBLE ASSETS Intangible assets, representing primarily patents, trademarks and license agreements, are recorded at cost and amortized on a straight-line basis over estimated useful lives of 5 to 15 years. The excess of cost over the fair value of the net tangible assets purchased arose from the Company's 1999 acquisition of its wholly-owned subsidiary, Metra, as well as the purchase of technology from Dade Behring. The goodwill acquired from Metra is being amortized over five years, while the technology purchased from Dade Behring is being amortized over ten years. Patent filing costs are capitalized and amortized upon the issuance of the related patent.

                               QUIDEL CORPORATION

Intangible assets consist of the following:


                                                                     December 31,                 March 31,
        (IN THOUSANDS)                                                   1999                        1999
                                                                    ----------------            ---------------
        Purchased Technology                                        $         5,397             $           --
        Goodwill                                                              3,150                         --
        Patent and Trademark Costs                                            2,455                      2,358
        License Agreements                                                    2,300                      2,300
                                                                    ----------------            ---------------
                                                                             13,302                     4,658
        Less:  Accumulated amortization                                      (2,206)                   (1,574)
                                                                    ----------------            ---------------

                                                                    $        11,096             $       3,084
                                                                    ==================          =============



IMPAIRMENT OF LONG-LIVED ASSETS Periodically, the Company reviews for possible impairment of its long-lived assets and certain identifiable intangibles to be held and used by comparing the carrying value of an asset to its estimated undiscounted future cash flows. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, asset values are adjusted accordingly.

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

RESEARCH AND DEVELOPMENT COSTS All research and development costs are charged to operations as incurred.

INCOME TAXES Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION The consolidated balance sheet accounts of the Company's foreign operations are translated from their respective foreign currencies into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenue and expense accounts are translated using an average exchange rate during the period of recognition. The effects of translation are recorded as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded using the actual exchange differences on the date of the transaction and are included in the consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable, accrued liabilities and the line of credit approximate their fair values due to their short term nature. The Company's long-term debt approximates fair value as it carries a fair market rate of interest. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company believes it is not exposed to any significant credit risk on its accounts receivable.

COMPUTATION OF EARNINGS PER SHARE Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options and warrants. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be antidilutive.

                               QUIDEL CORPORATION

The following table reconciles the shares used in computing basic and diluted earnings per share in the respective periods:


                                                             Nine months ended
                                                                December 31,                  Year ended March 31,
                                                        ------------------------------     -------------------------
(IN THOUSANDS)                                              1999             1998             1999           1998
                                                        ------------     -------------     -----------     ---------
                                                                          (unaudited)
Shares used in basic earnings per share
(weighted average common shares outstanding)                  23,853           23,780          23,782        23,649
Effect of dilutive stock options and warrants                     --               20              22           208
                                                        ------------     -------------     -----------     ---------

Shares used in diluted earnings per share calculation         23,853           23,800          23,804        23,857
                                                        ============     ============      ==========      ========



COMPREHENSIVE INCOME Comprehensive income represents the impact of any fluctuations in the Company's foreign currency translation adjustments.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION Certain amounts from the prior year have been reclassified to conform to the December 31, 1999 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarized the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for all registrants during the first quarter of fiscal 2000. Management has reviewed the impact of SAB No. 101 on the Company's financial statements, and expects to record a cumulative effect pre-tax charge of approximately $1 million when the Company adopts the provisions of SAB No. 101 in January 2000.

NOTE 2.  EXPORT SALES, FOREIGN OPERATIONS AND PRODUCT LINE INFORMATION

Export sales were as follows:


                                                Nine months ended
                                                  December 31,                             Year ended March 31,
                                         --------------------------------           ------------------------------------
(IN THOUSANDS)                              1999                 1998                    1999                    1998
                                         -----------          -----------           ---------------          -----------
Europe                                   $    2,430           $    3,705            $        4,757           $     4,309
Asia                                          1,156                  637                       964                 1,637
Other international                             815                  957                     1,143                   828
                                         -----------          -----------           ---------------          -----------

                                         $    4,401           $    5,299            $        6,864           $     6,774
                                         ===========          ===========           ===============          ===========


                               QUIDEL CORPORATION

Sales and operating income (loss) for the nine months ended December 31, 1999 and 1998, and the years ended March 31, 1999 and 1998, and identifiable assets at the end of each of those years, classified by geographic area, were as follows:


                                             Nine months ended
                                                December 31,                               Year ended March 31,
                                       -------------------------------             -----------------------------------
(IN THOUSANDS)                            1999               1998                       1999                   1998
                                       ----------         -----------              --------------          -----------
Sales to unaffiliated customers from:
      United States                    $   34,967         $    31,111              $       43,569          $    41,174
      Europe                                3,967               2,782                       3,594                4,547
                                       ----------         -----------              --------------          -----------

                                       $   38,934         $    33,893              $       47,163          $    45,721
                                       ==========         ===========              ===============         ===========
Operating income (loss):
      United States                    $       52         $       434              $          914          $     1,066
      Europe                                 (506)               (186)                        278               (2,565)
                                       ----------         -----------              --------------          -----------

                                       $     (454)        $       248              $        1,192          $    (1,499)
                                       ==========         ===========              ==============          ===========

Long-lived assets:
      United States                    $   42,469         $    24,547              $       30,940          $    22,945
      Europe                                  232                  52                          47                  156
                                       ----------         -----------              --------------          -----------

                                       $   42,701         $    24,599              $       30,987          $    23,101
                                       ==========         ===========              ==============          ===========




Intercompany sales to affiliates totaled approximately $1.6 million, $1.4 million and $2.4 million for the nine months ended December 31, 1999 and the two years ended March 31, 1999 and 1998, respectively. Intercompany sales prices are established with consideration of each entity's contribution to the overall gross profit generated. Intercompany revenue and gross profit in inventory are eliminated upon consolidation.

The products that contributed at least 10 percent to consolidated net sales for the nine months ended December 31, 1999 and 1998, and the years ended March 31, 1999 and 1998 were:


                                            Nine months ended
                                              December 31,                           Year ended March 31,
                                      ------------------------------           ---------------------------------
(IN THOUSANDS)                           1999              1998                    1999                  1998
                                      -----------      -------------           --------------        -----------
                                                       (unaudited)
Pregnancy tests                       $   15,286       $     15,101            $      20,606         $   17,610
Group A Streptococcus                      9,266             11,012                   13,267             14,543


NOTE 3. LINE OF CREDIT As a part of the acquisition of Metra, the Company entered into a $10 million bank line of credit to assist with the financing of the transaction. The line was increased twice during the year up to $14.5 million to assist with the acquisition of the urine test strip business from Dade Behring and the sale and leaseback of the corporate headquarters facility. Upon the completion of those two transactions, and using the proceeds from the facility sale to repay a portion of the line of credit, the outstanding balance on the line of credit was reduced to $3.8 million as of December 31, 1999. The total available line of credit was also reduced to $7.5 million at December 31, 1999. Certain of the Company's assets collateralize the line of credit.

NOTE 4.  LEASE COMMITMENTS

Rent expense under operating leases totaled $243,000, $294,000 and $247,000 for the nine months ended December 31, 1999 and the two years ended March 31, 1999 and 1998, respectively.

                               QUIDEL CORPORATION

Cost and accumulated depreciation of equipment under capital leases in the accompanying consolidated balance sheets at December 31, 1999 are $18.6 million and $7.1 million, respectively, and at March 31, 1999 are $181,000 and $124,000, respectively. Depreciation of equipment under capital lease agreements is included in depreciation expense in the accompanying consolidated statements of operations.

NOTE 5.  LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:


                                                                            December 31,                March 31,
(IN THOUSANDS)                                                                  1999                      1999
                                                                          ------------------        ------------------
9.4% note secured by deed of trust on San Diego facility                  $               --        $            3,002
Payable to Dade Behring                                                                  250                        --
Obligations under capital leases (see note 9)                                         11,732                        --
                                                                          ------------------        ------------------

                                                                                      11,982                     3,002
Less current portion of long-term debt and obligations under
      capital leases                                                                    (553)                     (174)
                                                                          ------------------        ------------------

                                                                          $           11,429        $            2,828
                                                                          ==================        ==================


Future principal debt payments for years ended after December 31, 1999 are as follows (in thousands):


                               2000                          $        553
                               2001                                   543
                               2002                                   334
                               2003                                   390
                               2004                                   452
                               Thereafter                           9,710
                                                             -------------

                                                             $     11,982
                                                             =============


NOTE 6.  STOCKHOLDERS' EQUITY

COMMON STOCK WARRANTS. Outstanding warrants to purchase shares of common stock at December 31, 1999, are as follows:


                                                                                Exercise                    Number
Issue Date                                              Term                     Price                    of Shares
-------------------------------------------         --------------           ---------------           ----------------
April 1992                                          10 years                          $7.50                     950,000
January 1995                                        5 years                           $3.00                      12,500
April 1995                                          4 yrs, 9 mos                      $4.50                     200,621
May 1995                                            5 years                  $ 4.75 - $8.50                      50,000
                                                                                                       ----------------

                                                                                                              1,213,121


During December 1999, 124,379 warrants were exercised, resulting in proceeds to the Company of approximately $460,000. Subsequent to December 31, 1999, 213,121 warrants were exercised, resulting in proceeds to the Company of approximately $940,000.

                               QUIDEL CORPORATION

The Company's 950,000 publicly traded warrants (QDELW) were issued in April 1992 and expire April 30, 2002. The common stock underlying the warrants is in the process of being registered pursuant to registration rights in the Warrant Agreement to allow the warrantholders the ability to exercise such warrants.

STOCK OPTIONS The Company has stock options outstanding which were issued under various stock option plans to certain employees, consultants and directors. The options have terms ranging up to ten years, have exercise prices ranging from $1.81 to $6.56, and generally vest over four years. All options are issued at 100% of fair market value.

In July 1998, the Company's stockholders authorized the establishment of the 1998 Stock Incentive Plan which provides for the grant of options to purchase up to 3,000,000 shares of common stock. In addition, the stockholders also authorized an amendment to the Company's 1996 Non-Employee Directors Stock Option Plan which increased the total number of shares reserved for issuance under the plan by 80,000 shares to bring the total shares authorized under this plan to 400,000 shares.

The following table summarizes option activity in terms of thousands of shares and the weighted average exercise per share:


                                                                                 Year Ended March 31,
                                         Nine months ended       ------------------------------------------------
                                         December 31, 1999                 1999                      1998
                                       ----------------------    ------------------------------------------------
(IN THOUSANDS)                           Shares        Price        Shares       Price       Shares        Price
                                       --------    ----------    ----------     -------     --------     --------
Outstanding at beginning of year          3,848    $    3.34         2,710      $ 3.81         2,131     $   3.94
Granted                                   1,577         3.09         2,560        3.01           850         3.25
Exercised                                   (49)        2.91           (21)        .73          (165)        2.48
Cancelled                                  (654)        3.70        (1,401)       3.70          (106)        3.88
                                       --------                  ----------                 --------
Outstanding at end of year                4,722         3.21         3,848        3.34         2,710         3.81
                                       ========                  ==========                 =========



At December 31, 1999, there were 1,291,386 shares exercisable, with a weighted average remaining contractual life of 8.13 years. At December 31, 1999, 1,311,343 shares remained available for grant under the plans.

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the estimated market price of the underlying stock on the date of grant, no compensation has been recognized.

The estimated weighted average fair value of options granted during the nine months ended December 31, 1999 and the years ended March 31, 1999 and 1998 was $2.12, $2.16 and $2.01, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the nine months ended December 31, 1999 and the years ended March 31, 1999 and 1998, respectively: risk-free interest rate of 6.3%, 5.0% and 6.0%; expected option life of 5.6, 5.8 and 5.0 years; expected volatility of .78, .72 and .75; and a dividend rate of zero for all three periods.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock option plans have characteristics significantly different from those of traded options, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                               QUIDEL CORPORATION

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards for the nine months ended December 31, 1999 and the years ended March 31, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income
(loss) per share would have been as indicated below:


                                                           For the nine
                                                           months ended                      Year ended March 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                     December 31, 1999                  1999             1998
                                                      ---------------------             -------------       ----------
Net income (loss) - as reported                       $             (1,536)             $       7,661       $   1,110
Net income  (loss) - pro forma                                      (2,872)                     6,223             219
Basic and diluted earnings (loss)
     per share - as reported                                          (.06)                       .32              05
Basic and diluted earnings (loss)
    per share - pro forma                                             (.12)                       .26             .01



EMPLOYEE STOCK PURCHASE PLAN In fiscal 1998, the number of shares authorized to be issued under the Employee Stock Purchase Plan ("the Plan") was increased by 100,000 to a total of 600,000 shares of common stock. Under the Plan, full-time employees are allowed to purchase common stock through payroll deductions (which cannot exceed 10% of the employee's compensation) at the lower of 85% of fair market value at the beginning or end of each six-month option period. As of December 31, 1999, 504,270 shares had been sold under the Plan, leaving 95,730 shares available for future issuance.

At December 31, 1999, approximately 7.3 million shares of common stock were reserved for the exercise of stock options and warrants, and purchases under the Employee Stock Purchase Plan.

NOTE 7.  ACQUISITION OF METRA BIOSYSTEMS, INC.

During the quarter ended September 30, 1999, the Company completed the acquisition of all the outstanding stock of Metra for approximately $22.7 million, or $1.78 per share, based upon 12,732,826 shares outstanding, in an all cash tender offer. Metra's business activities consist of the diagnosis and detection of bone loss for the management of osteoporosis and other bone diseases. The total cost of the transaction to the Company was approximately $7.1 million, net of cash acquired from Metra of approximately $19 million. The tender offer was financed from cash reserves, proceeds from a short-term bank loan and proceeds from a revolving line of credit. The short-term bank loan was repaid with the cash acquired from Metra.

ACCOUNTING TREATMENT OF ACQUISITION The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition. The results of operations of Metra have been included in the financial statements for the periods subsequent to acquisition.

The Company allocated the fair values of the net assets acquired between acquired in-process research and development of $820,000 and the purchase price in excess of identifiable assets of approximately $3.1 million. The $820,000 allocated to acquired in-process research and development was written off at the time of the acquisition. In addition, approximately $3.1 million of intangible assets were capitalized and are being amortized over five years.

The value of the acquired in-process research and development was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to acquired in-process research and development was determined by estimating the costs to develop the acquired in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. With respect to the acquired in-process research and development, the calculations of value were adjusted to reflect the value creation efforts of Metra prior to the close of the acquisition.

                               QUIDEL CORPORATION

The nature of the efforts required to develop acquired in-process research and development into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements. If the research and development project and technologies are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective. No assurance can be given, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated.

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

PRO FORMA FINANCIAL INFORMATION (UNAUDITED) The following table presents the unaudited pro forma results assuming the Company had acquired Metra as of April 1, 1999 and 1998, respectively. Net loss and basic and diluted loss per share amounts have been adjusted to exclude the acquired in-process research and development write-off of $820,000 and net interest income of $357,000 and $1 million for the nine months ended December 31, 1999 and 1998, respectively, and to include additional goodwill amortization of $208,000 and $468,000 for the nine months ended December 31, 1999 and 1998, respectively. This information may not necessarily be indicative of the future combined results of the Company.


                                                                        Pro forma
                                                          For the nine months ended December 31,
                                                        -------------------------------------------
             (IN THOUSANDS, EXCEPT PER SHARE DATA)           1999                       1998
                                                        --------------             ----------------
             Revenues                                     $   44,251                  $       41,840
             Net loss                                     $   (3,071)                 $       (9,500)
             Basic and diluted loss per share             $     (.13)                 $         (.40)


NOTE 8.  ACQUISITION OF  DADE BEHRING ASSETS

During November 1999, the Company entered into an Asset Sale Agreement with Dade Behring for the purchase of Dade Behring's Rapignost(R) urine test strip business.

The purchase price for the assets was $5.75 million. Of that amount, $5 million was paid at closing, $500,000 will be paid in December 2000 and $250,000 will be paid in December 2001, upon successful completion of certain milestones. The Company believes that the $250,000 payable upon successful completion of certain milestones is determinable beyond a reasonable doubt and have therefore accounted for the $250,000 as a long-term liability as of December 31, 1999. In addition to the aggregate purchase price for the assets, the Company agreed to pay Dade Behring a royalty on the combined global sales of the urine test strips for five years after the closing, up to a maximum of $3 million. The funds used to complete the purchase came from the Company's existing bank line of credit. The Company was subsequently credited approximately $200,000 due to the inventory on hand at Dade Behring at the closing being less than the negotiated amount.

                               QUIDEL CORPORATION

The acquired assets include Dade Behring's inventory of urine test strips, valued at $170,000, product manufacturing equipment, valued at $100,000, and information and know-how, trademarks, vendor and customer contracts, distributor agreements, and assignments of certain license agreements, valued at approximately $5.4 million. Dade Behring will continue to manufacture the urine test strips for the Company for up to two years on a contract basis.

NOTE 9.  SALE AND LEASEBACK OF FACILITY

During December 1999, the Company completed a sale and leaseback transaction of its corporate headquarters facility and real estate. The facility and real estate was sold for $15 million, of which $3.75 million was capital contributed by the Company. As a part of this transaction, the Company paid off the mortgage on the facility of approximately $3 million and was assessed a pre-payment penalty of approximately $891,000. The Company will lease the 73,000 square foot facility for fifteen years, with options to extend the lease for up to two additional five-year periods. The sale was an all cash transaction, netting the Company approximately $7 million. The Company is a 25% limited partner in the partnership that acquired the facility and real estate.

The transaction was deemed a financing transaction under SFAS No. 98 "Accounting for Sales of Real Estate". As such, the assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. The Company recorded $11.25 million as the present value of the net lease payments as a capital lease obligation.

NOTE 10.  INCOME TAXES

For financial reporting purposes, income before income taxes and extraordinary item includes the following components:


                                                                                        Year Ended March 31,
                                                      Nine months ended          -----------------------------------
(IN THOUSANDS)                                        December 31, 1999                1999              1998
                                                   ---------------------         -----------------------------------
Pre tax income:
     United States                                 $                (199)        $        1,356     $        (1,170)
     Foreign                                                        (446)                    38                (351)
                                                   ---------------------         ---------------    ---------------

                                                   $                (645)        $        1,394     $        (1,521)
                                                   =====================         ===============    ================



Significant components of the provision for income taxes attributable to continuing operations are as follows:


                                                                                       Year Ended March 31,
                                                      Nine months ended          -----------------------------------
(IN THOUSANDS)                                        December 31, 1999             1999                   1998
                                                   ---------------------         -----------------------------------
Current:
     Federal                                       $                  --         $          100         $        51
     Foreign                                                          --                     (6)                  5
     State                                                            --                     15                  20
                                                   ---------------------         ---------------        ------------
                                                                      --                    109                  76

Benefit of operating loss
   carryforwards                                                      --                 (6,376)             (2,707)
                                                   ---------------------         ---------------        ------------

Benefit for income taxes                           $                  --         $       (6,267)        $     2,631
                                                   =====================         ===============        ============


                               QUIDEL CORPORATION

Significant components of the Company's deferred tax assets as of December 31, 1999 and March 31, 1999 are shown below. During the year ended March 31, 1999, the Company decreased the valuation allowance for deferred tax assets by approximately $11.8 million. Of this amount, approximately $6.4 million resulted from the determination that the realization of net operating loss carryforwards was more likely than not and the remainder related to other decreases in deferred tax assets.


(IN THOUSANDS)                                  December 31,    March 31, 1999
                                                ------------    --------------
Deferred tax assets:
     Net operating loss carryforwards           $     22,397    $       22,113
     Tax credit carryforwards                          1,407             1,407
     Other, net                                        1,139               859
                                                ------------    --------------
Total deferred tax assets                             24,943            24,379
Valuation allowance for deferred tax assets          (15,860)          (15,296)
                                                ------------    --------------

     Net deferred tax assets                    $      9,083    $        9,083
                                                ============    ==============



At December 31, 1999, the Company had Federal income tax net operating loss carryforwards of approximately $66.0 million. The Federal income tax net operating loss carryforwards began to expire in 1999.

The Company also has federal investment tax, research and development and alternative minimum tax credit carryforwards of approximately $1.1 million and California research and development, manufacturers' investment and alternative minimum tax credit carryforwards of $439,000 which began to expire in 1999.

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:


                                                                                             Year ended March 31,
                                                            Nine months ended         ----------------------------------
(IN THOUSANDS)                                              December 31, 1999             1999                1998
                                                          ----------------------      -------------      ---------------
Tax at statutory tax                                      $              (513)        $        474       $         (517)
 rate
Utilization of valuation allowance                                         --                 (617)                 508
Increase (reduction) in valuation allowance                               564               (6,376)              (2,707)
State taxes net of federal benefit                                        (91)                  15                   12
Other                                                                      40                  237                   73
                                                          ----------------------      -------------      ---------------
                                                          $                --         $     (6,267)      $       (2,631)
                                                          ======================      =============      ===============


NOTE 11. COMMITMENTS

RESEARCH AND DEVELOPMENT AGREEMENTS

During 1998 and 1997, the Company entered into agreements to perform research and development with Glaxo Wellcome plc ("Glaxo Wellcome"). Under these agreements, specified costs related to the performance of research and development for certain diagnostic test products are reimbursed by Glaxo Wellcome. The agreements provide for total funding up to approximately $12.1 million. The Company recorded revenue equal to the sum of the direct costs incurred under the agreements, plus a permitted overhead surcharge, of approximately $1.8 million in the nine months ended December 31, 1999, and $4.0 million and $3.2 million for the years ended March 31, 1999 and 1998, respectively. In exchange for the funding provided by Glaxo Wellcome under these agreements, upon successful completion of the planned products, the Company will be required to pay royalties on sales of the developed products to Glaxo Wellcome.

                               QUIDEL CORPORATION

NOTE 12.  EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401(k) plan (the "Plan") covering all employees who are eligible to join the Plan upon employment. Employees may contribute up to 20% of their compensation per year (subject to a maximum limit by federal law). The Company began matching contributions to the Plan during the nine months ended December 31, 1999, and such contribution amounted to $125,000.

NOTE 13.  BECTON DICKINSON LICENSE AGREEMENT

In June 1997, the Company entered into a license agreement with Becton Dickinson and Co. ("BD") in exchange for a cash license fee, a royalty on net sales of certain of its pregnancy and ovulation products, and a license of the Company's Q-Laboratory technology back to BD (with a royalty on future net sales). The license fee paid of $2.3 million was capitalized and is being amortized over 7.5 years, the term of the agreement. Royalty expense applicable to this agreement totaled approximately $1.7 million and $1.6 million for the nine months ended December 31, 1999 and 1998, respectively, and approximately $1.9 million and $1.7 million for the years ended March 31, 1999 and 1998, respectively.

                               QUIDEL CORPORATION

NOTE 14.  PRO FORMA STATEMENTS OF OPERATIONS (UNAUDITED)

As noted in note 1, the Company changed its fiscal year to a December 31 year-end. The following is a pro forma statements of operations showing the results of operations of the Company as if the Company was on a December 31 year-end for each of the three years ended December 31, 1999. The pro forma financial information is based on the actual information for the nine months ended December 31, plus the actual information for the three months ended March 31.

                               Quidel Corporation
                      Consolidated Statements of Operations


(IN THOUSANDS, EXCEPT PER SHARE DATA)                                     Pro forma year ended December 31,
                                                                 -----------------------------------------------------
                                                                       1999                1998              1997
                                                                 ----------------    ---------------     -------------
REVENUES
    Net sales                                                    $        52,204     $       47,166      $     44,691
    Research contracts, license fees and royalties                         4,315              4,733             3,012
                                                                 ----------------    ---------------     -------------
    Total revenues                                                        56,519             51,899            47,703

COSTS AND EXPENSES
    Cost of sales                                                         27,059             26,438            22,615
    Sales and marketing                                                   14,390              9,858            10,697
    Research and development                                               7,562              8,284             4,211
    General and administrative                                             6,287              6,292             7,328
    Write down and closure of European subsidiaries                           --              3,498                --
    Acquired in-process research and development                             820                 --                --
                                                                 ----------------    ---------------     -------------
     Total costs and expenses                                             56,118             54,370            44,851
                                                                 ----------------    ---------------     -------------

Operating income (loss)                                                      401             (2,471)            2,852

OTHER INCOME AND EXPENSE
    Interest and other income                                                536                489               424
    Interest and other expense                                              (744)              (251)             (625)
                                                                 ----------------    ---------------     -------------
Total other income (expense)                                               (208)                238              (201)
                                                                 ----------------    ---------------     -------------

Income (loss) before benefit (provision) for income taxes
     and extraordinary item                                                  193             (2,233)            2,651
Benefit (provision) for income taxes                                       6,575              2,374               (91)
                                                                 ----------------    ---------------     -------------
Income before extraordinary item                                           6,768                141             2,560
Extraordinary item, early extinguishment of debt                            (891)                --                --
                                                                 ----------------    ---------------     -------------
Net income                                                       $         5,877     $          141      $      2,560
                                                                 ===============     ===============     ============


Basic and diluted earnings per share on income
     before extraordinary item                                   $           .28     $          .01      $        .11
                                                                 ===============     ==============      ============

Basic and diluted earnings per share for extraordinary item      $          (.03)    $           --                --
                                                                 ===============     ==============      ============

Basic and diluted earnings per share                             $           .25     $          .01      $        .11
                                                                 ===============     ==============      ============

Shares used in basic earnings per share calculation                       23,841             23,768            23,596
                                                                 ===============     ==============      ============

Shares used in diluted earnings per share calculation                     24,167             23,794            23,846
                                                                 ===============     ==============      ============


                               QUIDEL CORPORATION

NOTE 15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of unaudited quarterly results for the twelve months ended December 31, 1999 and 1998.

(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                           Net income
Twelve months ended                                                Gross            Net income               (loss)
December 31, 1999                          Revenues               profit               (loss)              per share
---------------------------------       ----------------       --------------       --------------        -------------
December 31                             $        18,466        $      8,600         $        397          $       .02
September 30                                     12,203               5,210               (2,418)                (.10)
June 30                                          11,572               5,165                  485                 (.02)
March 31                                         14,278               6,233                7,413                  .31



                                                                                                           Net income
Twelve months ended                                                Gross            Net income               (loss)
December 31, 1998                           Revenues              profit               (loss)              per share
---------------------------------       ----------------       --------------       --------------        -------------
December 31                             $        14,927        $       5,776        $        946          $      .04
September 30                                     11,420                4,270                (716)                .03
June 30                                          10,871                4,778                  18                 --
March 31                                         14,681                5,841                (107)                --


Basic and diluted net income per share are the same for all quarterly periods. The net income (loss) for the quarters ended March 31, 1999 and 1998, included an income tax benefit of approximately $6.6 million and $2.7 million, respectively.