Form 10-Q
period 2000-03-31
QUIDEL CORP /DE/
filed 2000-05-15
CIK 353569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q



(Mark One)

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000


/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


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

As of May 5, 2000, 24,635,214 shares of common stock were outstanding.

                               QUIDEL C0RPORATION

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS


                                                                                    Page
                                                                                    ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2000 and
                 December 31, 1999                                                    3
              Condensed Consolidated Statements of Operations for the
                 Three Months Ended March 31, 2000 and 1999                           4
              Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2000 and 1999                           5
              Notes to Condensed Consolidated Financial Statements                    6

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                       7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                 10

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                          14

ITEM 6.   Exhibits and Reports on Form 8-K                                           14

Signature                                                                            15

                               QUIDEL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         MARCH 31      DECEMBER 31,
  (IN THOUSANDS)                                                           2000            1999
                                                                         ---------     ------------
                                                                        (unaudited)
  ASSETS
  Current assets:
       Cash and cash equivalents                                        $    6,396      $    4,672
       Accounts receivable, net                                             12,770          10,822
       Inventories                                                           8,636           8,327
       Prepaid expenses and other                                            1,066           1,518
                                                                        ----------      ----------

  Total current assets                                                      28,868          25,339

  Property and equipment, net                                               21,342          21,207
  Intangible assets, net                                                    10,519          11,096
  Deferred tax asset                                                         8,315           9,083
  Other assets                                                               1,396           1,315
                                                                        ----------      ----------

                                                                        $   70,440      $   68,040
                                                                        ==========      ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
       Accounts payable                                                 $    3,016      $    3,560
       Accrued payroll and related expenses                                  1,164             750
       Accrued royalties                                                     1,156             888
       Line of credit                                                        2,769           3,769
       Current portion of long-term debt and obligations
          under capital leases                                                 478             553
       Other current liabilities                                             3,334           3,336
                                                                        ----------      ----------

           Total current liabilities                                        11,917          12,856

  Long-term debt and obligations under capital leases                       11,420          11,429

  Stockholders' equity:
       Common stock                                                             24              24
       Additional paid-in capital                                          119,417         117,386
       Accumulated other comprehensive income (loss)                            84             (81)
       Accumulated deficit                                                 (72,422)        (73,574)
                                                                        ----------      ----------

          Total stockholders' equity                                        47,103          43,755
                                                                        ----------      ----------

                                                                        $   70,440      $   68,040
                                                                        ==========      ==========

   See accompanying notes.

                               QUIDEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------------------
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                                     2000                     1999
                                                                       -----------------        -----------------
   Net sales                                                           $         22,068         $         13,270
   Cost of sales                                                                 10,691                    7,100
                                                                       -----------------        -----------------

              Gross profit                                                       11,377                    6,170

   Operating Expenses
        Sales and marketing                                                       4,748                    2,835
        Research and development                                                  2,133                    1,926
        General and administrative                                                2,499                    1,562
                                                                       -----------------        -----------------

              Total operating expenses                                            9,380                    6,323
                                                                       -----------------        -----------------

   Operating income (loss)                                                        1,997                      855

   Other Income and Expense
        Research contract, license fees and royalties                               314                    1,008
        Interest and other income                                                    15                      168
        Interest and other expense                                                 (406)                    (185)
                                                                       -----------------        -----------------

   Total other income (expense)                                                     (77)                    (991)
                                                                       -----------------        -----------------

   Income before benefit (provision) for income taxes                             1,920                      838

   Benefit (provision) for income taxes                                            (768)                   6,575
                                                                       -----------------        -----------------

   Net income                                                          $          1,152         $          7,413
                                                                       =================        =================


   Basic earnings per share                                            $            .05         $            .31
                                                                       =================        =================


   Diluted earnings per share                                          $            .04         $            .31
                                                                       =================        =================

   Shares used in basic earnings per share calculation                           24,404                   23,806
                                                                       =================        =================

   Shares used in diluted earnings per share calculation                         26,703                   23,816
                                                                       =================        =================

    See accompanying notes.

                               QUIDEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------------------
(IN THOUSANDS)                                                                    2000                   1999
                                                                           -------------------      ---------------
OPERATING ACTIVITIES
Net income                                                                 $        1,152            $      7,413
Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                              1,703                     814
         Deferred tax provision                                                       768                  (6,376)
         Changes in operating assets and liabilities
               Accounts receivable                                                 (1,948)                    217
               Inventories                                                           (309)                    297
               Prepaid expenses and other                                             452                     (31)
               Accounts payable                                                      (544)                    443
               Accrued payroll and related expenses                                   414                     288
               Deferred contract research revenue                                      --                    (881)
               Accrued royalties                                                      268                     (64)
               Other current liabilities                                               (2)                   (708)

                                                                           ---------------            ------------

                  Net cash provided by (used in)
                  operating activities                                              1,954                  (6,001)

INVESTING ACTIVITIES
Additions to equipment and improvements                                            (1,204)                   (298)
Increase in intangibles assets                                                        (57)                   (528)
Increase in other assets                                                              (81)                     --
                                                                           ---------------            ------------

                  Net cash used for investing activities                           (1,342)                   (826)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants                             2,031                      72
Payment on line of credit                                                          (1,000)                     --
Payments on notes payable, long term debt and
         obligations under capital leases                                             (84)                    (48)
                                                                           ---------------            ------------

                  Net cash used for financing activities                              947                      24
                                                                           ---------------            ------------

Effect of exchange rate fluctuations on cash                                          165                      --
                                                                           ---------------            ------------

Net increase in cash and cash equivalents                                           1,724                     610
Cash and cash equivalents at beginning of period                                    4,672                   6,012
                                                                           ---------------            ------------

Cash and cash equivalents at end of period                                 $        6,396                   6,622
                                                                           ===============            ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                              $          333                      99
     Cash paid during the period for income taxes                                      --                     246


See accompanying notes.

                               Quidel Corporation

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2000

                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. The Company is responsible for the unaudited financial statements included in this report. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 2000, and the consolidated results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the nine months ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.   CHANGE IN FISCAL YEAR

     During October 1999, the Company changed its fiscal year from a March 31 fiscal year-end to a December 31 fiscal year-end.

3.   COMPUTATION OF EARNINGS PER SHARE

     Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options and warrants. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants.

4.   INVENTORIES

     Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following:

                                                          MARCH 31,         DECEMBER 31,
                      (IN THOUSANDS)                        2000                1999
                                                       ----------------    ----------------
                                                         (unaudited)
                      Raw materials                    $         4,354     $         3,835
                      Work-in-process                            2,476               2,692
                      Finished goods                             1,806               1,800
                                                       ----------------    ----------------

                                                       $         8,636     $         8,327
                                                       ===============     ===============


5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 must be implemented no later than the second fiscal quarter for all registrants with fiscal years beginning after December 15, 1999 and before March 15, 2000. Management has reviewed the impact of SAB No. 101 on the Company's financial statements and expects to record a cumulative effect pre-tax charge of approximately $900,000 when the Company adopts the provisions of SAB No. 101 in the second quarter of 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE UNCERTAINTIES

This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration ("FDA"), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may", "will", "should", "might", "expect", "anticipate", "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements of Quidel Corporation (the "Company") filed with the Securities and Exchange Commission from time to time should be carefully considered. The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

The Company discovers, develops, manufactures and markets rapid diagnostic products for point-of-care detection. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions. Products are sold worldwide to professionals for use in the physician's office and clinical laboratories, and to consumers through organizations that provide private label, store brand products.

CHANGE IN FISCAL YEAR END

During October 1999, the Company changed its fiscal year from a March 31 fiscal year-end to a December 31 fiscal year-end.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

For the three months ended March 31, 2000, income before taxes was $1.9 million, or $.07 per diluted share, compared to income before taxes of $838,000, or $.04 per diluted share for the three months ended March 31, 1999. The most significant difference in income before taxes for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was a 66% increase in net sales, resulting from an increase in the demand for the Company's core products, as well as the new products recently launched or acquired. These new and acquired products resulted in net sales of approximately $3.7 million. In addition, gross margins increased by approximately 5% in the current quarter as compared to the same period last year.

For the three months ended March 31, 2000, net income was $1.2 million, or $.04 per diluted share, compared to a net income of $7.4 million, or $.31 per diluted share for the three months ended March 31, 1999. A significant difference in net income for the three months ended March 31, 2000 compared to the three months ended March 31,1999 was the recording of a charge of $768,000 as a provision for income taxes during the three months ended March 31, 2000, compared to a deferred tax benefit of $6.6 million for the three months ended March 31, 1999. This tax benefit in 1999 was associated with the Company's assessment of the likelihood of its ability to realize its net tax operating loss carryforwards. No income taxes were due or payable for the quarter ended March 31, 2000.

                    NET SALES TRENDS BY MAJOR SALES CHANNELS


                                                                            Three months ended March 31,
                                                                        -------------------------------------
        (in thousands)                                                      2000                    1999
                                                                        --------------          -------------
        Domestic sales
             Professional sales                                         $      13,894           $       7,995
             OTC, OEM and clinical lab sales                                    3,934                   2,898
                                                                        --------------          -------------
                 Total domestic sales                                          17,828                  10,893
                 Percent of total sales                                            81%                     82%
                                                                        --------------          -------------

        International sales
             Export sales                                                       2,774                   1,565
             European subsidiary sales                                          1,466                     812
                                                                        --------------          -------------
                 Total international sales                                      4,240                   2,377
                 Percent of total sales                                            19%                     18%
                                                                        --------------          -------------

                 Total net sales                                        $      22,068           $      13,270
                                                                        ==================      =============


U.S. professional sales continue to account for the majority of the sales growth as sales in the Company's core product areas of pregnancy, Strep A and H. pylori continue to increase. International sales increased 78% over the prior year period due primarily to the acquisition of both Metra Biosystems, Inc., and its European subsidiaries, and Dade Behring's urine test strip business.

                         COST OF SALES AND GROSS PROFIT

                                                                      Three months ended March 31,
                                                         -------------------------------------------------------
                                                                          Percent                     Percent
                                                                           of Net                      of Net
(in thousands)                                              2000           Sales          1999         Sales
                                                         -----------     ----------    -----------    ----------
Net sales                                                $    22,068        100.0%     $   13,270        100.0%

Direct Costs - material, labor and other variable cost         6,916         31.3%          4,731         35.7%
Royalty Expense - patent licenses                              1,252          5.7%            642          4.8%
                                                         -----------                   ----------
Total direct cost                                              8,168         37.0%          5,373         40.5%

Direct Margin - contribution per sales dollar                 13,900         63.0%          7,897         59.5%

Manufacturing overhead cost                                    2,523         11.4%          1,727         13.0%
                                                         -----------                   ----------

Total cost of sales                                           10,691         48.4%          7,100         53.5%
                                                         -----------                   ----------

Gross profit                                             $    11,377         51.6%     $    6,170         46.5%
                                                         ===========                   ==========


Gross profit as a percentage of sales increased approximately 5% over the prior year period due to higher manufacturing efficiencies experienced by moving to a 24 hour/7 day operating schedule, and from increased sales of the Company's higher margin products, such as diagnostic tests for influenza A and B and urinalysis. The Company is in the process of seeking to improve its procedures for the procurement of raw materials in order to reduce overall product costs. In addition, the Company is also reviewing its credit and rebate policy to identify potential increases in product sale profitability.

                               OPERATING EXPENSES

                                                                     Three months ended March 31,
                                                     --------------------------------------------------------------
                                                                       Percent                          Percent
                                                                       of Net                           of Net
(in thousands)                                          2000            Sales             1999           Sales
                                                     ------------    -------------    ------------    -------------
Sales and marketing
     Domestic                                        $    3,775           17.1%         $  2,017          15.2%
     International                                          973            4.4%              818           6.2%
                                                     ------------                     ------------
         Total sales and marketing                        4,748           21.5%            2,835          21.4%

Research and development
     Quidel research projects                             1,945            8.8%              892           6.7%
     Contract research - direct costs                       188            0.9%            1,034           7.8%
                                                     ------------                     ------------
         Total research and development                   2,133            9.7%            1,926          14.5%

General and administrative                                2,499           11.3%            1,562          11.8%
                                                     ------------                     ------------

Total operating expenses                             $    9,380           42.5%       $    6,323          47.7%
                                                     ============                     ============

Total operating expenses, excluding contract
research direct costs                                $    9,192           41.7%       $    5,289          39.9%
                                                     ============                     ============


Operating expenses, excluding cost of goods, increased to $9.4 million for the three months ended March 31, 2000 from $6.3 million in the prior year. Sales and marketing expenses increased 67% to $4.7 million, compared to $2.8 million in the prior year, primarily due to investing in sales and marketing infrastructure, as well as costs associated with the contract sales force employed to help launch the influenza products during the flu season.

First quarter research and development expense increased 11% to $2.1 million, compared to $1.9 million in the same quarter a year ago, primarily due to continuing improvements to existing core products and the development of point-of-care tests for Herpes Simplex Virus.

General and administrative expenses grew 60% to $2.5 million, as compared to $1.6 million, reflecting further investments in business development. Other expense increased to $391,000 primarily due to currency exchange rate differences at the Company's subsidiaries in the United Kingdom, Germany and Italy.

CHANGES IN FISCAL CONDITION

At March 31, 2000, the Company had cash and cash equivalents of $6.4 million compared to $4.7 million at December 31, 1999. Cash and cash equivalents increased in 2000, despite reducing its outstanding line of credit by $1.0 million, primarily due to increased sales and improved profit margins. The increase in trade accounts receivable of approximately $2.0 million resulted from an increase in sales activity during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The principal requirements for cash are for working capital, capital equipment, and repayment of its outstanding line of credit. Cash requirements are expected to be funded by the results of operations. The Company also intends to continue to search for acquisition and technology licensing candidates. As such, the Company may need to incur additional debt, or sell additional equity, to successfully complete these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on the current cash position and the current assessment of future operating results, we believe that the existing sources of liquidity should be adequate to meet operating needs for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quidel does not and did not invest in market risk sensitive instruments in during 2000. Quidel had and has no exposure to market risk with regard to changes in interest rates. Quidel does not and has not used derivative financial instruments for any purposes, including hedging foreign currency risk or mitigating interest rate risk.

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

UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT AND POTENTIAL COST CONSTRAINTS

In the United States, health care providers that purchase diagnostic products, such as hospitals and physicians, generally rely on third party payers, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including our products. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for Quidel's existing products or products under development. Quidel could be adversely affected by changes in reimbursement policies of governmental or private health care payers, particularly to the extent any such changes affect reimbursement for procedures in which Quidel's products are used. Third party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for Quidel's products or its ability to sell its products on a profitable basis.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Quidel received a letter dated April 24, 1992 from the United States Environmental Protection Agency (the "EPA") notifying Quidel that it is a potentially responsible party for cleanup costs at a federal Superfund site, the Marco of Iota Drum Site (the "Marco Site"), near Iota, Louisiana. Documents gathered in response to such letter indicate that Quidel sent a small amount of hazardous waste to facilities in Illinois. It is possible that subsequently, such waste could have been shipped to the Marco Site. The EPA letter indicates that a similar notice regarding the Marco Site was sent by the EPA to over 500 other parties. At this time, Quidel does not know how much of its waste may have reached the Marco Site, the total volume of waste at the Marco Site or the likely site remediation costs. There is, as in the case of most environmental litigation, the theoretical possibility of joint and several liability being imposed upon Quidel for damages that may be awarded.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit
               Number        Exhibit
               ------        -------
               27*           Financial Data Schedule

               *             Attached hereto.

          (b)  Reports on Form 8-K filed in the first quarter of 2000

          On January 21, 2000, Quidel filed a Form 8-K to report that the common stock underlying its publicly-traded warrants (QDELW) is in the process of being registered, pursuant to registration rights in the Warrant Agreement, to allow the warrantholders the ability to exercise such warrants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      QUIDEL CORPORATION





Date:  May 12, 2000                  /s/ Charles J. Cashion
                                      ---------------------------
                                      Charles J. Cashion
                                      Senior Vice President,
                                      Corporate Operations,
                                      Chief Financial Officer and
                                      Secretary