Form 10-Q/A
period 2000-03-31
QUIDEL CORP /DE/
filed 2000-05-22
CIK 353569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - Q/A



(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000


/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934


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
Yes   X       No
    -----        -----



As of May 5, 2000, 24,635,214 shares of common stock were outstanding.

                               QUIDEL C0RPORATION

                                   FORM 10-Q/A

                                QUARTERLY REPORT

Quidel Corporation is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, in order to correct an error that occurred as the Company reformatted its presentation of the Condensed Consolidated Statements of Operations. For the three months ended March 31, 1999, the Operating income (loss) should have shown a loss of $153,000 rather than operating income of $855,000. This error occurred due to the reclassification of research contract revenue, license fee revenue and royalty revenue into Other Income and Expense. In addition, total other income (expense) should have been $991,000 of other income rather than $991,000 of other expense. The Company also noted an inconsistency in the computation of Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. As such, the three month ended March 31, 1999 number has been changed from ($6,001) to $1,412. Except as set forth above, no other information has been amended.

                                               QUIDEL CORPORATION

                                                  FORM 10-Q/A

                                                QUARTERLY REPORT

                                               TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
                                     PART I - FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                4
              Condensed Consolidated Statements of Operations for the Three Months Ended
                 March 31, 2000 and 1999                                                                      5
              Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                 March 31, 2000 and 1999                                                                      6
              Notes to Condensed Consolidated Financial Statements                                            7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                                  8

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                          11

                                     PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                                   15

ITEM 6.  Exhibits and Reports on Form 8-K                                                                    15

Signatures                                                                                                   16


                                            QUIDEL CORPORATION

                                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           March 31,            December 31,
  (IN THOUSANDS)                                                             2000                   1999
                                                                       ------------------    -----------------
                                                                          (unaudited)
  ASSETS
  Current assets:
       Cash and cash equivalents                                                   $6,396               $4,672
       Accounts receivable, net                                                    12,770               10,822
       Inventories                                                                  8,636                8,327
       Prepaid expenses and other                                                   1,066                1,518
                                                                       ------------------    -----------------

  Total current assets                                                             28,868               25,339

  Property and equipment, net                                                      21,342               21,207
  Intangible assets, net                                                           10,519               11,096
  Deferred tax asset                                                                8,315                9,083
  Other assets                                                                      1,396                1,315
                                                                       ------------------    -----------------

                                                                                  $70,440              $68,040
                                                                       ==================    =================


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
       Accounts payable                                                            $3,016               $3,560
       Accrued payroll and related expenses                                         1,164                  750
       Accrued royalties                                                            1,156                  888
       Line of credit                                                               2,769                3,769
       Current portion of long-term debt and obligations
        under capital leases                                                          478                  553
       Other current liabilities                                                    3,334                3,336
                                                                       ------------------    -----------------

           Total current liabilities                                               11,917               12,856

  Long-term debt and obligations under capital leases                              11,420               11,429

  Stockholders' equity:
       Common stock                                                                    24                   24
       Additional paid-in capital                                                 119,417              117,386
       Accumulated other comprehensive income (loss)                                   84                 (81)
       Accumulated deficit                                                       (72,422)             (73,574)
                                                                       ------------------    -----------------

          Total stockholders' equity                                               47,103               43,755
                                                                       ------------------    -----------------

                                                                                  $70,440              $68,040
                                                                       ==================    =================


   See accompanying notes.

                                              QUIDEL CORPORATION

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (unaudited)


                                                                                   Three months ended March 31,
                                                                             ----------------------------------------
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                                           2000                    1999
                                                                             -----------------      -----------------
   Net sales                                                                 $          22,068      $          13,270
   Cost of sales                                                                        10,691                  7,100
                                                                             -----------------      -----------------

              Gross profit                                                              11,377                  6,170

   Operating Expenses
       Sales and marketing                                                               4,748                  2,835
       Research and development                                                          2,133                  1,926
       General and administrative                                                        2,499                  1,562
                                                                             -----------------      -----------------

              Total operating expenses                                                   9,380                  6,323
                                                                             -----------------      -----------------

   Operating income (loss)                                                               1,997                  (153)

   Other Income and Expense
       Research contract, license fees and royalties                                       314                  1,008
       Interest and other income                                                            15                    168
       Interest and other expense                                                        (406)                  (185)
                                                                             -----------------      -----------------

   Total other income (expense)                                                           (77)                    991
                                                                             -----------------      -----------------

   Income before benefit (provision) for income taxes                                    1,920                    838

   Benefit (provision) for income taxes                                                  (768)                  6,575
                                                                             -----------------      -----------------

   Net income                                                                $           1,152      $           7,413
                                                                             -----------------      -----------------

   Basic earnings per share                                                  $             .05      $             .31
                                                                             =================      =================

   Diluted earnings per share                                                $             .04      $             .31
                                                                             =================      =================

   Shares used in basic earnings per share calculation                                  24,404                 23,806
                                                                             =================      =================

   Shares used in diluted earnings per share calculation                                26,703                 23,816
                                                                             =================      =================


   See accompanying notes.

                               QUIDEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                                   Three months ended March 31,
                                                                             ----------------------------------------
(in thousands)                                                                     2000                    1999
                                                                             -----------------      -----------------
OPERATING ACTIVITIES
   Net income                                                                $           1,152      $           7,413
   Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                   1,703                    814
         Deferred tax provision                                                            768                 (6,376)
         Changes in operating assets and liabilities
               Accounts receivable                                                      (1,948)                   217
               Inventories                                                                (309)                   297
               Prepaid expenses and other                                                  452                    (31)
               Accounts payable                                                           (544)                   443
               Accrued payroll and related expenses                                        414                    288
               Deferred contract research revenue                                           --                   (881)
               Accrued royalties                                                           268                    (64)
               Other current liabilities                                                    (2)                  (708)
                                                                             -----------------      -----------------

                  Net cash provided by
                  operating activities                                                   1,954                  1,412

INVESTING ACTIVITIES
   Additions to equipment and improvements                                              (1,204)                  (298)
   Increase in intangibles assets                                                          (57)                  (528)
   Increase in other assets                                                                (81)                    --
                                                                             -----------------      -----------------

                  Net cash used for investing activities                                (1,342)                  (826)

FINANCING ACTIVITIES
   Net proceeds from issuance of common stock and warrants                               2,031                     72
   Payment on line of credit                                                            (1,000)                    --
   Payments on notes payable, long term debt and
         obligations under capital leases                                                  (84)                   (48)
                                                                             -----------------      -----------------

                  Net cash used for financing activities                                   947                     24
                                                                             -----------------      -----------------

Effect of exchange rate fluctuations on cash                                               165                     --
                                                                             -----------------      -----------------

Net increase in cash and cash equivalents                                                1,724                    610
Cash and cash equivalents at beginning of period                                         4,672                  6,012
                                                                             -----------------      -----------------

Cash and cash equivalents at end of period                                     $         6,396        $         6,622
                                                                             =================      =================

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                    $           333        $            99
   Cash paid during the period for income taxes                                             --                    246


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

4.   INVENTORIES

     Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following:


                                                          March 31,         December 31,
                      (IN THOUSANDS)                        2000                1999
                                                      ----------------     ---------------
                                                         (unaudited)
                      Raw materials                   $          4,354     $         3,835
                      Work-in-process                            2,476               2,692
                      Finished goods                             1,806               1,800
                                                      ----------------     ---------------

                                                      $          8,636     $         8,327
                                                      ================     ===============


5 .  RECENT ACCOUNTING PRONOUNCEMENTS

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

                                     NET SALES TRENDS BY MAJOR SALES CHANNELS

                                                                      Three months ended March 31,
                                                                  -------------------------------------
(IN THOUSANDS)                                                          2000                   1999
                                                                  ---------------       ---------------
Domestic sales
   Professional sales                                             $     13,894          $      7,995
   OTC, OEM and clinical lab sales                                       3,934                 2,898
                                                                  ---------------       ---------------
         Total domestic sales                                           17,828                10,893
         Percent of total sales                                             81%                   82%
                                                                  ---------------       ---------------
International sales
   Export sales                                                          2,774                 1,565
   European subsidiary sales                                             1,466                   812
                                                                  ---------------       ---------------
         Total international sales                                       4,240                 2,377
         Percent of total sales                                             19%                   18%
                                                                  ---------------       ---------------
         Total net sales                                          $     22,068          $     13,270
                                                                  ===============       ===============


U.S. professional sales continue to account for the majority of the sales growth as sales in the Company's core product areas of pregnancy, Strep A and H. pylori continue to increase. International sales increased 78% over the prior year period due primarily to the acquisition of both Metra Biosystems, Inc., and its European subsidiaries, and Dade Behring's urine test strip business.

                         COST OF SALES AND GROSS PROFIT


                                                                      Three months ended March 31,
                                                         -------------------------------------------------------
                                                                           Percent                      Percent
                                                                           of Net                       of Net
(IN THOUSANDS)                                               2000          Sales           1999         Sales
                                                         -----------     ----------    -----------    ----------
Net sales                                                    $22,068         100.0%    $    13,270        100.0%

Direct Costs - material, labor and other variable cost         6,916          31.3%          4,731         35.7%
Royalty Expense - patent licenses                              1,252           5.7%            642          4.8%
                                                         -----------                   -----------
Total direct cost                                              8,168          37.0%          5,373         40.5%

Direct Margin - contribution per sales dollar                 13,900          63.0%          7,897         59.5%

Manufacturing overhead cost                                    2,523          11.4%          1,727         13.0%
                                                         -----------                   -----------

Total cost of sales                                           10,691          48.4%          7,100         53.5%
                                                         -----------                   -----------

Gross profit                                             $    11,377          51.6%    $     6,170         46.5%
                                                         ===========                   ===========

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

                               OPERATING EXPENSES


                                                        Three months ended March 31,
                                                 ------------------------------------------
                                                              Percent               Percent
                                                              of Net                of Net
(IN THOUSANDS)                                      2000      Sales      1999       Sales
                                                 ---------  ---------  ---------  ---------
Sales and marketing
     Domestic                                    $   3,775    17.1%    $   2,017    15.2%
     International                                     973     4.4%          818     6.2%
                                                 ---------             ---------
         Total sales and marketing                   4,748    21.5%        2,835    21.4%

Research and development
     Quidel research projects                        1,945     8.8%          892     6.7%
     Contract research - direct costs                  188     0.9%        1,034     7.8%
                                                 ---------             ---------
         Total research and development              2,133     9.7%        1,926    14.5%

General and administrative                           2,499    11.3%        1,562    11.8%
                                                 ---------             ---------

Total operating expenses                         $   9,380    42.5%    $   6,323    47.7%
                                                 ---------             ---------

Total operating expenses, excluding contract
     research direct costs                       $   9,192    41.7%    $   5,289    39.9%
                                                 =========             =========


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

OPERATING RESULTS MAY FLUCTUATE, WHICH WOULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK

Quidel has only been profitable for a limited time and we may not continue our revenue growth or profitability. Operating results may continue to fluctuate, in a given quarter or annual period, from prior periods as a result of a number of factors, many of which are outside of our control, including:
     seasonal fluctuations in our sales of strep throat and influenza tests which are generally highest in fall and winter, changes in the level of competition, changes in the economic conditions in both our domestic and international markets, delays in shipments of our products to customers or from our suppliers, manufacturing difficulties and fluctuations in our manufacturing output, including those arising from constraints in our manufacturing capacity, actions of our major distributors, adverse product reviews or delays in product reviews by regulatory agencies, the timing of significant orders, changes in the mix of products we sell; and costs, timing and the level of acceptance of new products.

Fluctuations for any reason that decrease sales or profitability, including those listed, could cause our growth or operating results to fall below the expectations of investors and securities analysts, and our stock price to decline.

OUR PRODUCTS AND MARKETS REQUIRE CONSIDERABLE RESOURCES TO DEVELOP, WHICH RESOURCES MUST BE RECOUPED IN ADDITIONAL SALES

The development, manufacture and sale of diagnostic products require a significant investment of resources. Our increased investment in sales and marketing activities, manufacturing scale-up and new product development is continuing to increase our operating expenses, and our operating results would be adversely affected if our sales and gross profits do not correspondingly increase, or if our product development efforts are unsuccessful or delayed.

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

INTENSE COMPETITION IN THE DIAGNOSTIC MARKET POSES CHALLENGES TO OUR
PROFITABILITY

The diagnostic test market is highly competitive. We have a large number of multinational and regional competitors making investments in competing technologies. If our competitors' products are more effective or more commercially attractive than ours, our business and financial results could be adversely affected. Competition also negatively impacts our product prices and profit margins.

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

     it consumes a substantial portion of managerial and financial resources; its outcome is inherently uncertain and a court may find the third-party claims valid and that we have no successful defense to such claims;
     an adverse outcome could subject us to significant liability;
     failure to obtain a necessary license upon an adverse outcome could prevent us from selling our current products or other products we may develop; and protection of our rights may not be available under the law or may be inadequate.

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




                                            QUIDEL CORPORATION


Date:  May 19, 2000                         /s/ Charles J. Cashion
                                            ------------------------------
                                            Charles J. Cashion
                                            Senior Vice President,
                                            Corporate Operations,
                                            Chief Financial Officer and
                                            Secretary