Form 10-Q
period 2000-06-30
QUIDEL CORP /DE/
filed 2000-08-14
CIK 353569

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10--Q

(MARK ONE)

   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-10961

                            ------------------------

                               QUIDEL CORPORATION

             (Exact name of Registrant as specified in its charter)

          DELAWARE                94-2573850
(State or other jurisdiction   (I.R.S. Employer
     of incorporation or        Identification
        organization)                No.)

               10165 MCKELLAR COURT, SAN DIEGO, CALIFORNIA 92121
                    (Address of principal executive offices)

                                 (858) 552-1100
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 11, 2000, 24,728,957 shares of common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               QUIDEL CORPORATION
                                   FORM 10-Q
                                QUARTERLY REPORT
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                             -----------
PART I--FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (unaudited)

  Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999..........................           3

  Condensed Consolidated Statements of Operations for the three and six months ended
    June 30, 2000 and 1999.................................................................................           4

  Condensed Consolidated Statements of cash flows for the six months ended June 30, 2000 and 1999..........           5

  Notes to Condensed Consolidated Financial Statements.....................................................           6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............           7

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.........................................          11

PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................................................          16

ITEM 4. Submission of Matters to a Vote of Security Holders................................................          16

ITEM 6. Exhibits and Reports on Form 8-K...................................................................          16

Signature..................................................................................................          17

                               QUIDEL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           2000          1999
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $   5,917    $    4,672
  Accounts receivable, net............................................................      12,722        10,822
  Inventories.........................................................................       8,673         8,327
  Prepaid expenses and other..........................................................       1,580         1,518
                                                                                         ---------    ----------
    Total current assets..............................................................      28,892        25,339
Property and equipment, net...........................................................      21,158        21,207
Intangible assets, net................................................................      10,198        11,096
Deferred tax assets...................................................................       8,256         9,083
Other assets..........................................................................       1,355         1,315
                                                                                         ---------    ----------
    Total assets......................................................................   $  69,859    $   68,040
                                                                                         =========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................   $   3,625    $    3,560
  Line of credit......................................................................       1,508         3,769
  Current portion of long-term debt and obligations under capital leases..............         393           553
  Other accrued liabilities...........................................................       5,408         4,974
                                                                                         ---------    ----------
    Total current liabilities.........................................................      10,934        12,856
Long-term debt and obligations under capital leases...................................      11,300        11,429
Stockholders' equity:
  Common stock........................................................................          25            24
  Additional paid-in capital..........................................................     119,889       117,386
  Accumulated other comprehensive income (loss).......................................          45           (81)
  Accumulated deficit.................................................................     (72,334)      (73,574)
                                                                                         ---------    ----------
    Total stockholders' equity........................................................      47,625        43,755
                                                                                         ---------    ----------
      Total liabilities and stockholders' equity......................................   $  69,859    $   68,040
                                                                                         =========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                               QUIDEL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          2000       1999       2000       1999
                                                                        ---------  ---------  ---------  ---------
Net sales.............................................................  $  16,964  $  10,600  $  39,032  $  23,870
Cost of sales.........................................................      8,331      5,435     19,022     12,535
                                                                        ---------  ---------  ---------  ---------
    Gross profit......................................................      8,633      5,165     20,010     11,335
Operating Expenses
  Sales and marketing.................................................      4,395      2,655      9,143      5,490
  Research and development............................................      1,638      1,584      3,771      3,510
  General and administrative..........................................      2,221      1,057      4,720      2,619
                                                                        ---------  ---------  ---------  ---------
    Total operating expenses..........................................      8,254      5,296     17,634     11,619
                                                                        ---------  ---------  ---------  ---------
Operating income (loss)...............................................        379       (131)     2,376       (284)
Other Income and Expense
  Research contract and royalties and license fees....................        325        972        639      1,980
  Interest income (expense)...........................................       (548)        97       (589)       265
  Other expense, net..................................................         (8)      (130)      (358)      (315)
                                                                        ---------  ---------  ---------  ---------
Total other income (expense)..........................................       (231)       939       (308)     1,930
                                                                        ---------  ---------  ---------  ---------
Income before (provision) benefit for income taxes....................        148        808      2,068      1,646
(Provision) Benefit for income taxes..................................        (59)      (323)      (827)     6,252
                                                                        ---------  ---------  ---------  ---------
Net earnings..........................................................  $      89  $     485  $   1,241  $   7,898
                                                                        =========  =========  =========  =========
Basic earnings per share..............................................  $     .00  $     .02  $     .05  $     .33
                                                                        =========  =========  =========  =========
Diluted earnings per share............................................  $     .00  $     .02  $     .05  $     .33
                                                                        =========  =========  =========  =========
Shares used in basic earnings per share calculation...................     24,638     23,822     24,518     23,814
                                                                        =========  =========  =========  =========
Shares used in diluted earnings per share calculation.................     26,636     23,856     26,517     23,836
                                                                        =========  =========  =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

                               QUIDEL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 2000       1999
                                                                                               ---------  ---------
Net cash provided by operating activities....................................................  $   3,476  $   4,386
Investing activities
  Additions to property and equipment........................................................     (2,101)    (1,273)
  Increase in intangible assets..............................................................       (170)      (972)
  Increase in other assets...................................................................        (40)        --
                                                                                               ---------  ---------
    Net cash used for investing activities...................................................     (2,311)    (2,245)
Financing activities
  Net proceeds from issuance of common stock and warrants....................................      2,504         72
  Payment on line of credit..................................................................     (2,261)        --
  Payments on long term debt and obligations under capital leases............................       (289)       (90)
                                                                                               ---------  ---------
    Net cash used for financing activities...................................................        (46)       (18)
                                                                                               ---------  ---------
Effect of exchange rate fluctuations on cash.................................................        126         --
                                                                                               ---------  ---------
Net increase in cash and cash equivalents....................................................      1,245      2,123
Cash and cash equivalents at beginning of period.............................................      4,672      6,012
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $   5,917  $   8,135
                                                                                               =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest...................................................  $     667  $     171
  Cash paid during the period for income taxes...............................................  $      --        246
                                                                                               =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

                               QUIDEL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

L. BASIS OF PRESENTATION

    The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. The Company is responsible for the unaudited financial statements included in this report. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 2000, and the consolidated results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the nine months ended
December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2. CHANGE IN FISCAL YEAR

    During October 1999, the Company changed its fiscal year from a March 31 fiscal year-end to a December 31 fiscal year-end.

3. COMPREHENSIVE INCOME

    The components of comprehensive income are as follows (in thousands):

                                                                 THREE MONTHS           SIX MONTHS
                                                                    ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                             --------------------  --------------------
                                                               2000       1999       2000       1999
                                                             ---------  ---------  ---------  ---------
Net earnings...............................................  $      89  $     485  $   1,241  $   7,898
Foreign currency translation adjustment....................        (40)        --        126         --
                                                             ---------  ---------  ---------  ---------
Comprehensive income.......................................  $      49  $     485  $   1,367  $   7,898
                                                             =========  =========  =========  =========

4. COMPUTATION OF EARNINGS PER SHARE

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

5. INVENTORIES

    Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (IN THOUSANDS):

                                                                     JUNE 30,    DECEMBER 31,
                                                                       2000          1999
                                                                    -----------  -------------
                                                                    (UNAUDITED)
Raw materials.....................................................   $   3,936     $   3,835
Work-in-process...................................................       2,437         2,692
Finished goods....................................................       2,300         1,800
                                                                     ---------     ---------
                                                                     $   8,673     $   8,327
                                                                     =========     =========

6. STOCKHOLDERS' EQUITY

    During the six months ended June 30, 2000, the Company issued 351,728 shares of common stock from the exercise of common stock options and 250,621 shares from the exercise of common stock warrants, resulting in proceeds to the Company of $2,504,169.

7. RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's view in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. SAB No. 101 must be implemented no later than the fourth fiscal quarter for all registrants with fiscal years beginning after December 15, 1999 and before March 15, 2000. Management has reviewed the impact of SAB No. 101 on the Company's financial statements and expects to record a cumulative effect pre-tax charge of approximately $900,000 when the Company adopts the provisions of SAB No. 101 in the fourth quarter of 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In this section, all references to "we," "our," and "us" refer to Quidel.

FUTURE UNCERTAINTIES

    This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration ("FDA"), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may", "will", "should", "might", "expect", "anticipate", "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the Securities and Exchange Commission from time to time should be carefully considered. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

    We discover, develop, manufacture and market rapid diagnostic products for point-of-care detection. These products provide simple, accurate and cost-effective diagnoses for acute and chronic medical conditions. Products are sold worldwide to professionals for use in the physician's office and clinical laboratories, and to consumers through organizations that provide private label, store brand products.

CHANGE IN FISCAL YEAR-END

    During October 1999, we changed our fiscal year from a March 31 fiscal year-end to a December 31 fiscal year-end.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

    For the three months ended June 30, 2000, income before taxes was $148,000, or $.01 per diluted share, compared to income before taxes of $808,000, or $.03 per diluted share for the three months ended June 30, 1999. The most significant difference in our operations for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 was a 60% increase in net sales, resulting from an increase in the demand for our core products, as well as the new products recently launched or acquired. However, this increase in sales was offset by increased expenses related to new product introductions and business development initiatives, reduced research contract revenue and license fees, as well as increased interest costs. For the quarter ended June 30, 2000, sales of new and acquired products was approximately $2.8 million. In addition, gross margins increased by approximately 2% in the current quarter as compared to the same period last year.

    For the three months ended June 30, 2000, net income was $89,000, or $.00 per diluted share, compared to a net income of $485,000, or $.02 per diluted share for the three months ended June 30, 1999. No income taxes were due or payable for the quarter ended June 30, 2000.

                    NET SALES TRENDS BY MAJOR SALES CHANNELS

                                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                         JUNE 30,              JUNE 30,
                                                                   --------------------  --------------------
(IN THOUSANDS)                                                       2000       1999       2000       1999
                                                                   ---------  ---------  ---------  ---------
Domestic sales
  Professional sales.............................................  $  11,474  $   6,116  $  25,368  $  14,111
  OTC, OEM and Clinical lab sales................................      2,699      2,111      6,633      5,009
                                                                   ---------  ---------  ---------  ---------
    Total domestic sales.........................................     14,173      8,227     32,001     19,120
    Percent of total sales.......................................         84%        78%        82%        80%
                                                                   ---------  ---------  ---------  ---------
International sales
  Export sales...................................................      1,424      1,576      4,198      3,141
  European subsidiary sales......................................      1,367        797      2,833      1,609
                                                                   ---------  ---------  ---------  ---------
    Total international sales....................................      2,791      2,373      7,031      4,750
    Percent of total sales.......................................         16%        22%        18%        20%
                                                                   ---------  ---------  ---------  ---------
    Total net sales..............................................  $  16,964  $  10,600  $  39,032  $  23,870
                                                                   =========  =========  =========  =========

    U.S. professional sales continue to account for the majority of the sales growth as sales in our core product areas of pregnancy, Strep A and H. pylori continue to increase. International sales increased

18% over the prior year period due primarily to the acquisition of both Metra Biosystems Inc., and its European subsidiaries, and Dade Behring's urine test strip business.

                         COST OF SALES AND GROSS PROFIT

                                                                               THREE MONTHS ENDED JUNE 30,
                                                                        ------------------------------------------
                                                                                    PERCENT               PERCENT
                                                                                    OF NET                OF NET
(IN THOUSANDS)                                                            2000       SALES      1999       SALES
                                                                        ---------  ---------  ---------  ---------
Net sales.............................................................  $  16,964     100.0%  $  10,600     100.0%
Direct costs--material, labor and other variable cost.................      5,137      30.3%      3,236      30.5%
Royalty expense--patent licenses......................................        843       5.0%        529       5.0%
                                                                        ---------             ---------
  Total direct cost...................................................      5,980      35.3%      3,765      35.5%
Direct margin--contribution per sales dollar..........................     10,984      64.7%      6,835      64.5%
Manufacturing overhead cost...........................................      2,351      13.8%      1,670      15.7%
                                                                        ---------             ---------
  Total cost of sales.................................................      8,331      49.1%      5,435      51.3%
                                                                        ---------             ---------
Gross profit..........................................................  $   8,633      50.9%  $   5,165      48.7%
                                                                        =========             =========

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                        ------------------------------------------
                                                                                    PERCENT               PERCENT
                                                                                    OF NET                OF NET
(IN THOUSANDS)                                                            2000       SALES      1999       SALES
                                                                        ---------  ---------  ---------  ---------
Net sales.............................................................  $  39,032     100.0%  $  23,870     100.0%
Direct costs--material, labor and other variable cost.................     12,053      30.9%      7,967      33.4%
Royalty expense--patent licenses......................................      2,095       5.4%      1,171       4.9%
                                                                        ---------             ---------
  Total direct cost...................................................     14,148      36.3%      9,138      38.3%
Direct margin--contribution per sales dollar..........................     24,884      63.7%     14,732      61.7%
Manufacturing overhead cost...........................................      4,874      12.4%      3,397      14.2%
                                                                        ---------             ---------
  Total cost of sales.................................................     19,022      48.7%     12,535      52.5%
                                                                        ---------             ---------
Gross profit..........................................................  $  20,010      51.3%  $  11,335      47.5%
                                                                        =========             =========

    Gross profit as a percentage of sales increased approximately 4% over the prior year six month period due to increased manufacturing efficiencies experienced by moving to a 24 hour/7 day operating schedule, and from increased sales of our higher margin products, such as diagnostic tests for influenza A and B, bone markers, and urinalysis. We are in the process of seeking to improve our procedures for the procurement of raw materials in order to reduce overall product costs. In addition, we have reviewed our credit and rebate policy to identify potential increases in product sale profitability.

                               OPERATING EXPENSES

                                                                               THREE MONTHS ENDED JUNE 30,
                                                                        ------------------------------------------
                                                                                    PERCENT               PERCENT
                                                                                    OF NET                OF NET
(IN THOUSANDS)                                                            2000       SALES      1999       SALES
                                                                        ---------  ---------  ---------  ---------
Sales and marketing
  Domestic............................................................  $   3,528      20.8%  $   2,163      20.4%
  International.......................................................        867       5.1%        492       4.6%
                                                                        ---------             ---------
    Total sales and marketing.........................................      4,395      25.9%      2,655      25.0%
Research and development
  Quidel research projects............................................      1,534       9.0%        909       8.6%
  Contract research--direct costs.....................................        104       0.6%        675       6.4%
                                                                        ---------             ---------
    Total research and development....................................      1,638       9.6%      1,584      15.0%
General and administrative............................................      2,221      13.1%      1,057      10.0%
                                                                        ---------             ---------
      Total operating expenses........................................  $   8,254      48.6%  $   5,296      50.0%
                                                                        =========             =========
      Total operating expenses, excluding contract research direct
        costs.........................................................  $   8,150      48.0%  $   4,621      43.6%
                                                                        =========             =========

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                        ------------------------------------------
                                                                                    PERCENT               PERCENT
                                                                                    OF NET                OF NET
(IN THOUSANDS)                                                            2000       SALES      1999       SALES
                                                                        ---------  ---------  ---------  ---------
Sales and marketing
  Domestic............................................................  $   7,303      18.7%  $   4,180      17.5%
  International.......................................................      1,840       4.7%      1,310       5.5%
                                                                        ---------             ---------
    Total sales and marketing.........................................      9,143      23.4%      5,490      23.0%
Research and development
  Quidel research projects............................................      3,479       8.9%      1,801       7.5%
  Contract research--direct costs.....................................        292       0.8%      1,709       7.2%
                                                                        ---------             ---------
    Total research and development....................................      3,771       9.7%      3,510      14.7%
General and administrative............................................      4,720      12.1%      2,619      11.0%
                                                                        ---------             ---------
      Total operating expenses........................................  $  17,634      45.2%  $  11,619      48.7%
                                                                        =========             =========
      Total operating expenses, excluding contract research direct
        costs.........................................................  $  17,342      44.4%  $   9,910      41.5%
                                                                        =========             =========

    Operating expenses, excluding cost of goods, increased to $8.3 million for the three months ended June 30, 2000 from $5.3 million in the prior year. Sales and marketing expenses increased 66% to $4.4 million, compared to $2.7 million in the prior year, primarily due to investing in sales and marketing infrastructure, European sales offices acquired from Metra Biosystems, as well as costs associated with the domestic launch of the urinalysis product line.

    First quarter internally funded research and development expense increased 69% to $1.5 million, compared to $909,000 in the same quarter a year ago, primarily due to continuing improvements to existing core products.

    General and administrative expenses grew 101% to $2.2 million, as compared to $1.1 million for the prior year, reflecting increased business development initiatives.

CHANGES IN FISCAL CONDITION

    At June 30, 2000, we had cash and cash equivalents of $5.9 million compared to $4.7 million at December 31, 1999. Cash and cash equivalents increased in 2000, despite a reduction of short-term debt by $2.2 million, primarily due to increased sales and improved profit margins. The increase in trade accounts receivable of approximately $1.9 million resulted from an increase in sales activity during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

    The principal requirements for cash are for working capital, capital equipment, and repayment of our outstanding line of credit. Cash requirements are expected to be funded by the results of operations. We also intend to continue to search for acquisition and technology licensing candidates. As such, we may need to incur additional debt, or sell additional equity, to successfully complete these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as progress in research and development projects, competition, technological developments and the time and expenditures required to obtain governmental approval of our products. Based on the current cash position and the current assessment of future operating results, we believe that the existing sources of liquidity should be adequate to meet operating needs for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not invest in market risk sensitive instruments in during the first six months of 2000. We had and have no exposure to market risk with regard to changes in interest rates. We have not used derivative financial instruments for any purposes, including hedging foreign currency risk or mitigating interest rate risk, although this policy is currently under review.

OPERATING RESULTS MAY FLUCTUATE, WHICH WOULD HAVE A NEGATIVE EFFECT ON THE PRICE
  OF OUR COMMON STOCK

    We have only been profitable for a limited time and we may not continue our revenue growth or profitability. Operating results may continue to fluctuate, in a given quarter or annual period, from prior periods as a result of a number of factors, many of which are outside of our control, including:

    - seasonal fluctuations in our sales of strep throat and influenza tests which are generally highest in fall and winter;

    - changes in the level of competition;

    - changes in the economic conditions in both our domestic and international markets;

    - delays in shipments of our products to customers or from our suppliers;

    - manufacturing difficulties and fluctuations in our manufacturing output, including those arising from constraints in our manufacturing capacity;

    - actions of our major distributors;

    - adverse product reviews or delays in product reviews by regulatory agencies;

    - the timing of significant orders;

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

THE LOSS OF KEY DISTRIBUTORS OR AN UNSUCCESSFUL EFFORT TO DIRECTLY DISTRIBUTE
  OUR PRODUCTS COULD SIGNIFICANTLY DISRUPT OUR BUSINESS

    We rely primarily on a small number of key distributors to distribute our products. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be found. Finding a suitable alternative may pose challenges in the industry's competitive environment. Another suitable distributor, with whom we can negotiate a new distribution or marketing agreement on satisfactory terms, may not be found. We could expand our efforts to distribute and market our products directly, but this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

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

    A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than ours. Moreover, some competitors offer broader product lines and have greater name recognition than we do.

TO REMAIN COMPETITIVE WE MUST CONTINUE TO DEVELOP OR OBTAIN PROPRIETARY
  TECHNOLOGY RIGHTS

    Our operating results can be significantly affected by the phase out of older products near the end of their product life cycles, as well as the success of new product introduction. Our ability to compete successfully in the diagnostic market depends on continued development and introduction of new proprietary technology and the improvement of existing technology.

    Our competitive position is heavily dependent on obtaining and protecting our own proprietary technology or obtaining licenses from others. If we cannot continue to obtain and protect such proprietary technology our competitive position could be adversely affected. Moreover, our current and future licenses may not be adequate for the operation of our business.

    Our ability to obtain patents and licenses, and their benefits, are uncertain. We have a number of issued patents and additional applications are pending. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms. A failure to obtain necessary licenses could prevent us from commercializing some of our products under development.

WE MAY BE INVOLVED IN INTELLECTUAL PROPERTY INFRINGEMENT DISPUTES WHICH ARE
  COSTLY AND COULD LIMIT OUR ABILITY TO USE SOME TECHNOLOGIES IN THE FUTURE

    There are a large number of patents and patent applications in our product areas, and we believe that there may be significant litigation in our industry regarding patent and other intellectual property rights. Our involvement in litigation to determine rights in proprietary technology could adversely affect our business and financial results because:

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

    We are also subject to numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. It is also impossible to reliably predict the full nature and impact of future legislation or regulatory developments relating to our industry. To the extent the costs and procedures associated with meeting new requirements are substantial, our business and results of operations could be adversely affected.

UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT AND POTENTIAL COST CONSTRAINTS

    In the United States, health care providers that purchase diagnostic products, such as hospitals and physicians, generally rely on third-party payers, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including our products. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for our existing products or products under development. We could be adversely affected by changes in reimbursement policies of governmental or private health care payers, particularly to the extent any such changes affect reimbursement for procedures in which our products are used. Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for our products or our ability to sell our products on a profitable basis.

IF WE ARE NOT ABLE TO MANAGE OUR GROWTH STRATEGY OUR BUSINESS AND RESULTS OF
  OPERATIONS MAY BE ADVERSELY IMPACTED

    We anticipate increased growth in the number of employees, the scope of operating and financial systems and the geographic area of our operations as new products are developed and commercialized. This growth may divert management's attention from other aspects of our business, and will place a strain on existing management, and operational, financial and management information systems. To manage this growth, we must continue to implement and improve our operational and financial systems and to train, motivate, retain and manage our employees. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and anticipated sales could be adversely affected.

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

WE MAY EXPERIENCE DIFFICULTIES INTEGRATING ACQUIRED COMPANIES OR TECHNOLOGIES
  AFTER AN ACQUISITION

    We may experience difficulties integrating our operations with those of companies or technologies we may acquire, and there can be no assurance that we will realize the benefits and cost savings that we believe a given acquisition will provide or that such benefits may be achieved within the time frame we anticipate. The potential acquisitions may distract management from day-to-day business and may require other substantial resources. We may incur restructuring and integration costs from combining other operations or technologies with ours. These costs may be substantial and may include costs for employee severance, relocation and disposition of excess assets and other acquisition related costs.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We received a letter dated April 24, 1992 from the United States Environmental Protection Agency (the "EPA") notifying us that we are a potentially responsible party for cleanup costs at a federal Superfund site, the Marco of Iota Drum Site (the "Marco Site"), near Iota, Louisiana. Documents gathered in response to such letter indicate that we sent a small amount of hazardous waste to facilities in Illinois. It is possible that subsequently, such waste could have been shipped to the Marco Site. The EPA letter indicates that a similar notice regarding the Marco Site was sent by the EPA to over 500 other parties. At this time, we do not know how much of our waste may have reached the Marco Site, the total volume of waste at the Marco Site or the likely site remediation costs. There is, as in the case of most environmental litigation, the theoretical possibility of joint and several liability being imposed upon us for damages that may be awarded.

    We are involved in litigation matters from time to time in the ordinary course of business. Management believes that any and all such actions, in the aggregate, will not have a material adverse effect on us. We maintain insurance, including coverage for product liability claims, in amounts which management believes appropriate given the nature of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our Annual Meeting of Stockholders was held on May 24, 2000. The stockholders re-elected our entire Board of Directors. The individuals elected and the shares cast with respect to each individual were as follows:

    Elected as director:

                                                                            FOR        AGAINST
                                                                        ------------  ---------
Richard C.E. Morgan...................................................    22,599,106     65,115
Andre de Bruin........................................................    22,598,606     65,615
John D. Diekman.......................................................    22,597,442     66,779
George W. Dunbar, Jr..................................................    22,597,606     66,615
Thomas A. Glaze.......................................................    22,595,942     68,279
Margaret G. McGlynn...................................................    22,598,806     65,415
Mary Lake Polan.......................................................    22,599,306     64,915
Faye Wattleton........................................................    22,596,940     67,281

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

  EXHIBIT
  NUMBER                                           EXHIBIT
-----------  ------------------------------------------------------------------------------------
             Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1
       3.1   to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
             Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the
       3.2   Registrant's Current Report on Form 8-K dated June 16, 1995.)
             Registrant's 1983 Employee Stock Purchase Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated
     10.1*   February 26, 1991.)
      10.2   Form of Indemnification Agreement--Corporate Officer and/or Director.
             Form of Warrant Agreement between Registrant and American Stock Transfer & Trust
             Company. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K
      10.3   dated March 31, 1995.)
     10.4*)
 Registrant's
      1990
  Employee
     Stock
    Option
     Plan.
 (Incorporated
        by
 reference
        to
 Exhibit 10.3
    to the
 Registrant's
 Quarterly
 Report on
 Form 10-Q
   for the
   quarter
     ended
 September 30,
     1990.
             Registrant's 1990 Director Option Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
     10.5*   September 30, 1990.)
             Registrant's Amended and Restated 1982 Incentive and Nonstatutory Stock Option
             Plans, including Form of Option Agreement. (Incorporated by reference to
             Exhibit 10.28 to the Registrant's Registration Statement No. 33-38324 on Form S-4
     10.6*   filed on December 20, 1990.)
             Form of Registration Rights Agreement of the Registrant. (Incorporated by

  EXHIBIT
  NUMBER                                           EXHIBIT
 ---------   ------------------------------------------------------------------------------------
             reference to Appendix C to the final Joint Proxy Statement/Prospectus dated
             January 4, 1991 included within Amendment No. 2 to the Registrant's Registration
      10.7   Statement No. 33-38324 on Form S-4 filed on January 4, 1991.)
             Assumption Agreement dated January 31, 1991. (Incorporated by reference to
             Exhibit 10.52.1 to the Registrant's Current Report on Form 8-K dated February 26,
      10.8   1991.)
             Trademark License Agreement dated October 1, 1994 between the Registrant and Becton
             Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to
      10.9   Exhibit 10.15 to the Registrant's Form 10-K dated March 31, 1995.)
             Stock Purchase Agreement dated January 5, 1995 between Registrant and Eli Lilly &
             Company for the sale of all the outstanding capital stock of Pacific Biotech, Inc.
             (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated
     10.10   January 5, 1995.)
             Settlement Agreement effective April 1, 1997 between the Registrant and Becton
             Dickinson and Company. (Incorporated by reference to Exhibit 10.18to the
     10.11   Registrant's Form 10-K dated March 31, 1997)
             Campbell License Agreement effective April 1, 1997 between the Registrant and Becton
             Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the
     10.12   Registrant's Form 10-K dated March 31, 1997)
             Rosenstein License Agreement effective April 1, 1997 between the Registrant and
             Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the
     10.13   Registrant's Form 10-K dated March 31, 1997)
             Employment agreement dated June 9, 1998 between the Registrant and Andre de Bruin.
             (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q dated
    10.14*   June 30, 1998.)
             Stock option agreement dated June 9, 1998 between the Registrant and Andre de Bruin.
             (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q dated
     10.15   June 30, 1998.)
             Employment agreement dated December 14, 1998 between the Registrant and Charles J.
             Cashion. (Incorporated by reference to Exhibit 10.28 to the Registrants Form 10-Q
    10.16*   dated December 31, 1998.)
             ]Offer to Purchase for Cash all outstanding shares of common stock of Metra
             Biosystems, Inc. by MBS Acquisition Corporation, a wholly-owned subsidiary of Quidel
             Corporation at $1.78 net per share. (Incorporated by reference to Metra's
     10.17   Schedule 14D-1 dated June 9, 1999.)
             Business Loan Agreement, dated as of July 12, 1999, by and between Bank of America
             National Trust and Savings Association and Quidel Corporation. (Incorporated by
     10.18   reference to Exhibit 10.1 to the Registrant's Form 8-K dated July 12, 1999.)
             Security Agreement, dated as of July 12, 1999, by and among Bank of America National
             Trust and Savings Association, Quidel Corporation, MBS Acquisition Corporation, and
             Pacific Biotech, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's
     10.19   Form 8-K dated July 12, 1999.)
             Subsidiary Guaranty, dated as of July 12, 1999, by MBS Acquisition Corporation and
             Pacific Biotech, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's
     10.20   Form 8-K dated July 12, 1999.)
             Cash Collateral Agreement, dated as of July 12, 1999, by and between Bank of America
             National Trust and Savings Association and Pacific Biotech, Inc.

  EXHIBIT
  NUMBER                                           EXHIBIT
 ---------   ------------------------------------------------------------------------------------
             (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated
     10.21   July 12, 1999.)
             Form of Asset Sale Agreement--Rapignost(R)Urine Test Strip Business. Incorporated by
     10.22   reference to Exhibit 10.5 to the Registrant's Form 8-K dated December 7, 1999.)
             Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by
     10.23   reference to Exhibit 10.6 to the Registrant's Form 8-K dated December 20, 1999.)
             Form of Single Tenant Absolute Net Lease. (Incorporated by reference to
     10.24   Exhibit 10.7 to the Registrant's Form 8-K dated December 20, 1999.)
        27   Financial Data Schedule ------------------------*   Indicates compensatory plan

    (b) Reports on Form 8-K filed in the quarter ended June 30, 2000
       None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              QUIDEL CORPORATION

Date: August 14, 2000                         /s/ CHARLES J. CASHION
                                              ---------------------------------
                                              Charles J. Cashion
                                              Senior Vice President,
                                              Corporate Operations,
                                              Chief Financial Officer and
                                              Secretary and authorized signatory