Form 10-Q
period 2000-09-30
QUIDEL CORP /DE/
filed 2000-11-14
CIK 353569

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 27, 2000, 24,835,003 shares of common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               QUIDEL CORPORATION
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2000

                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

  Condensed Consolidated Balance Sheets as of September 30,
    2000 and December 31, 1999..............................      3

  Condensed Consolidated Statements of Operations for the
    three and nine months ended September 30, 2000 and
    1999....................................................      4

  Condensed Consolidated Statements of Cash Flows for the
    nine months ended September 30, 2000 and 1999...........      5

  Notes to Unaudited Condensed Consolidated Financial
    Statements..............................................      6

ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     10

ITEM 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     13

PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings...................................     17

ITEM 4. Submission of Matters to a Vote of Security
  Holders...................................................     18

ITEM 6. Exhibits and Reports on Form 8-K....................     18

Signatures..................................................     20

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            QUIDEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                              ------------------   -----------------
                                                                 (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................        $ 3,902             $ 4,672
  Accounts receivable, net..................................          7,833              10,822
  Inventories...............................................          9,138               8,327
  Prepaid expenses and other................................          1,321               1,518
                                                                    -------             -------
    Total current assets....................................         22,194              25,339
Property and equipment, net.................................         20,766              21,207
Intangible assets, net......................................          9,199              11,096
Deferred tax assets.........................................          9,083               9,083
Other assets................................................          1,499               1,315
                                                                    -------             -------
    Total assets............................................        $62,741             $68,040
                                                                    =======             =======
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................        $ 3,492             $ 3,560
  Line of credit............................................             --               3,769
  Current portion of long-term debt and obligations under
    capital leases..........................................          1,222                 553
  Other accrued liabilities.................................          4,579               4,974
                                                                    -------             -------
    Total current liabilities...............................          9,293              12,856
Long-term debt and obligations under capital leases.........         10,376              11,429
Stockholders' equity:
  Common stock..............................................             25                  24
  Additional paid-in capital................................        120,274             117,386
  Accumulated other comprehensive loss......................           (354)                (81)
  Accumulated deficit.......................................        (76,873)            (73,574)
                                                                    -------             -------
    Total stockholders' equity..............................         43,072              43,755
                                                                    -------             -------
      Total liabilities and stockholders' equity............        $62,741             $68,040
                                                                    =======             =======

See accompanying notes to unaudited condensed consolidated financial statements.

       QUIDEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Net sales...............................................  $10,465    $11,584    $49,497    $35,454
Cost of sales...........................................    6,954      6,374     25,976     18,909
                                                          -------    -------    -------    -------
    Gross profit........................................    3,511      5,210     23,521     16,545
Operating expenses:
  Research and development..............................    2,583      2,250      5,872      5,514
  Sales and marketing...................................    4,009      3,685     13,152      9,175
  General and administrative............................    1,807      1,612      5,944      4,231
  Acquired in process research and development..........       --        820         --        820
  Amortization of intangibles...........................      433        228      1,498        474
                                                          -------    -------    -------    -------
    Total operating expenses............................    8,832      8,595     26,466     20,214
                                                          -------    -------    -------    -------
Loss from operations....................................   (5,321)    (3,385)    (2,945)    (3,669)
Other expense (income), net:
  Research contract, royalty and license income.........     (201)      (619)      (840)    (2,599)
  Interest expense......................................      301        107        899        422
  Interest income.......................................      (58)      (132)       (69)      (397)
  Other.................................................        4         --        364         --
                                                          -------    -------    -------    -------
Total other expense (income), net.......................       46       (644)       354     (2,574)
                                                          -------    -------    -------    -------
Loss before income taxes................................   (5,367)    (2,741)    (3,299)    (1,095)
Income tax benefit......................................     (827)      (323)        --     (6,575)
                                                          -------    -------    -------    -------
Net earnings (loss).....................................  $(4,540)   $(2,418)   $(3,299)   $ 5,480
                                                          =======    =======    =======    =======

Net earnings (loss) per share--basic and diluted........  $ (0.18)   $ (0.10)   $ (0.13)   $  0.23
                                                          =======    =======    =======    =======
Weighted shares used in basic per share calculation.....   24,775     23,840     24,613     23,823
                                                          =======    =======    =======    =======
Weighted shares used in diluted per share calculation...   24,775     23,840     24,613     23,959
                                                          =======    =======    =======    =======

See accompanying notes to unaudited condensed consolidated financial statements.

       QUIDEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS, UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES:
  Net cash provided by operating activities.................  $  2,965   $  2,171

INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................    (2,593)    (2,823)
  Payment for purchase of Metra, net of cash acquired.......        --     (5,233)
  Other.....................................................       396       (288)
                                                              --------   --------
    Net cash used for investing activities..................    (2,197)    (8,344)

FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock and warrants...     2,888        140
  Line of credit, net.......................................    (3,769)     7,500
  Payments on obligations under capital leases..............      (384)      (303)
                                                              --------   --------
    Net cash provided by (used for) financing activities....    (1,265)     7,337

Effect of exchange rate fluctuations on cash and cash
  equivalents...............................................      (273)       (44)
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........      (770)     1,120
Cash and cash equivalents, beginning of period..............     4,672      6,012
                                                              --------   --------
Cash and cash equivalents, end of period....................  $  3,902   $  7,132
                                                              ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..................  $    946   $    274
                                                              ========   ========

  Cash paid during the period for income taxes..............  $     --   $    315
                                                              ========   ========

See accompanying notes to unaudited condensed consolidated financial statements.

                               QUIDEL CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Quidel Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

    Reclassifications--Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2. CHANGE IN FISCAL YEAR

    During October 1999, the Company changed its fiscal year from a March 31 fiscal year-end to a December 31 fiscal year-end.

NOTE 3. COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) are as follows (in thousands, unaudited):

                                               THREE MONTHS           NINE MONTHS
                                                   ENDED                 ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                            -------------------   -------------------
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
Net earnings (loss).......................  $(4,540)   $(2,418)   $(3,299)    $5,480
Foreign currency translation adjustment...     (399)       (44)      (273)       (44)
                                            -------    -------    -------     ------
Comprehensive income (loss)...............  $(4,939)   $(2,462)   $(3,572)    $5,436
                                            =======    =======    =======     ======

NOTE 4. COMPUTATION OF EARNINGS PER SHARE

    Basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options and warrants. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants. Potentially dilutive shares have not been included for the three month periods ended September 30, 2000 and 1999, or the nine months ended September 30, 2000 as their inclusion would be antidilutive.

                               QUIDEL CORPORATION

NOTE 5. INVENTORIES

    Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                       (UNAUDITED)
Raw materials.......................................     $3,875          $3,835
Work-in-process.....................................      2,767           2,692
Finished goods......................................      2,496           1,800
                                                         ------          ------
                                                         $9,138          $8,327
                                                         ======          ======

NOTE 6. STOCKHOLDERS' EQUITY

    During the nine months ended September 30, 2000, 486,650 shares of common stock were issued due to the exercise of common stock options, 250,621 shares from the exercise of common stock warrants, and 67,279 shares relating to the employee stock purchase plan, resulting in proceeds to the Company of $2,887,633.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

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

    In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of FASB Opinion No. 25." FIN 44 affects awards and modifications made after December 15, 1998. Management believes that their accounting policies comply with the applicable provisions of FIN 44.

    In July 2000, Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. Sales incentives within the scope of EITF No. 00-14 include offers that can be used by a customer to receive a reduction in the price of a product or service at the point of sale. EITF No. 00-14 also addresses vendor offers that entitle a customer to receive a reduction in the price of a product or service by submitting a form or claim for a refund or rebate of a specified amount of the purchase price charged to the customer at the point of sale. EITF No. 00-14 also covers offers by a vendor for a free product or service when the customer purchases another specified item if the vendor will deliver that free product or service to the customer at the point of sale of the specified item. EITF No. 00-14 also addresses sales incentives offered by manufacturers to customers of retailers or other distributors.

                               QUIDEL CORPORATION

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
Management believes that their accounting policies comply with the applicable provisions of EITF No. 00-14.

NOTE 8. INDUSTRY AND GEOGRAPHIC INFORMATION

    The Company operates in one reportable segment. Sales to customers outside the United States (primarily Europe) totaled 22% and 21% of net sales for the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000 and December 31, 1999, balances due from foreign customers were $4.1 million and $4.3 million, respectively.

    The Company had sales to individual customers in excess of 10% of net sales, as follows:

                                                       NINE MONTHS
                                                          ENDED
                                                      SEPTEMBER 30
                                                   -------------------
                                                     2000       1999
                                                   --------   --------
Customer:
A................................................     15%        --
B................................................     11%        --

    As of September 30, 2000 and December 31, 1999, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $1.2 million and $2.9 million, respectively.

    For the nine months ended September 30, 2000, the Company recorded revenue from domestic and foreign customers. The following presents net sales for the nine months ended September 30, 2000 and 1999 and long-lived assets as of September 30, 2000 and December 31, 1999 by geographic territory:

                                                                        NET SALES
                                                                   -------------------
                                                                       NINE MONTHS
                                         LONG-LIVED ASSETS                ENDED
                                    ----------------------------      SEPTEMBER 30,
                                    SEPTEMBER 30,   DECEMBER 31,   -------------------
                                        2000            1999         2000       1999
                                    -------------   ------------   --------   --------
United States Operations:
  Domestic........................     $40,224         $42,469     $38,840    $28,022
  Foreign.........................          --              --       5,771      4,219
Foreign Operations................         323             232       4,886      3,213
                                       -------         -------     -------    -------
Total.............................     $40,547         $42,701     $49,497    $35,454
                                       =======         =======     =======    =======

NOTE 9. SUBSEQUENT EVENT

    On October 30, 2000, the Company entered into a definitive agreement to acquire Litmus Concepts, Inc. ("Litmus"), a privately held in-vitro diagnostics company focused on the development and manufacture of diagnostic products for the women's health market. The Company will issue approximately
3,250,000 shares of Company common stock to Litmus shareholders to acquire Litmus. The aggregate number of shares of Company common stock issued as consideration may be adjusted downward if the average closing price of Company common stock for the 30 consecutive day period

                               QUIDEL CORPORATION

NOTE 9. SUBSEQUENT EVENT (CONTINUED)
ending on the business day preceding the closing date of the acquisition is greater than $6.41 per share, so as not to exceed a total purchase price of approximately $20,832,500. If no adjustment is necessary, the purchase price will be approximately $17,500,000, which is based on a value of $5.375 per share of Company common stock. In addition, the Company entered into an operating agreement and related working capital promissory note arrangement with Litmus, which will be in effect between the execution date of the definitive agreement and the date of closing. As part of the promissory note and during the term of the operating agreement, the Company may make periodic advances to Litmus to support Litmus' working capital needs not to exceed $500,000 in the aggregate. As of November 13, 2000, the Company has advanced Litmus $187,500. Also, in conjunction with the aforementioned transaction, the Company has agreed to pay $1 million to one of the preferred shareholders of Litmus, for the rights to co-exclusively license Litmus products within the United States and Canada. Assuming certain conditions are met, it is anticipated that the acquisition will be completed in the fourth quarter of 2000. The transaction will be accounted for as a purchase. Accordingly, the Company will allocate the purchase price to the net assets acquired, including acquired in-process research and development, which will be charged to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In this section, all references to "we," "our," and "us" refer to Quidel.

FUTURE UNCERTAINTIES

    This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration ("FDA"), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may", "will", "should", "might", "expect", "anticipate", "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the SEC from time to time should be carefully considered. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

RECENT EVENT

    On October 30, 2000, we entered into a definitive agreement to acquire Litmus, a privately held in-vitro diagnostics company focused on the development and manufacture of diagnostic products for the women's health market. We will issue approximately 3,250,000 shares of our common stock to Litmus shareholders to acquire Litmus. The aggregate number of shares of our common stock issued as consideration may be adjusted downward if the average closing price of our common stock for the 30 consecutive day period ending on the business day preceding the closing date of the acquisition is greater than $6.41 per share, so as not to exceed a total purchase price of approximately $20,832,500. If no adjustment is necessary, the purchase price will be approximately $17,500,000, which is based on a value of $5.375 per share of our common stock. In addition, we entered into an operating agreement and related working capital promissory note arrangement with Litmus, which will be in effect between the execution date of the definitive agreement and the date of closing. As part of the promissory note and during the term of the operating agreement, we may make periodic advances to Litmus to support Litmus' working capital needs not to exceed $500,000 in the aggregate. As of November 13, 2000, we have advanced Litmus $187,500. Also, in conjunction with the aforementioned transaction, we have agreed to pay $1 million to one of the preferred shareholders of Litmus, for the rights to co-exclusively license Litmus products within the United States and Canada. Assuming certain conditions are met, it is anticipated that the acquisition will be completed in the fourth quarter of 2000. The transaction will be accounted for as a purchase. Accordingly, we will allocate a purchase price to the net assets acquired, including acquired in-process research and development, which will be charged to operations.

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

RESULTS OF OPERATIONS

NET SALES

    Net sales decreased 10% to $10.5 million for the third quarter of 2000 from $11.6 million for the third quarter of 1999 and increased 40% to $49.5 million for the nine months ended September 30, 2000 from $35.5 million for the nine months ended September 30, 1999. The decrease for the third quarter of 2000 as compared to the third quarter of 1999 was primarily due to a reduction of distributor orders after satisfying a substantial manufacturing backlog in the second quarter of 2000. The increase for the nine months ended September 30, 2000 was primarily due to an increase in demand for the Company's core products, new products recently launched, and products acquired through acquisition.

GROSS PROFIT

    Gross profit decreased to $3.5 million for the third quarter of 2000 from $5.2 million for the third quarter of 1999 and increased to $23.5 million for the nine months ended September 30, 2000 from $16.5 million for the nine months ended September 30, 1999. Gross profit as a percentage of net sales ("gross margin") decreased to 34% for the third quarter of 2000 from 45% for the third quarter of 1999, and increased to 48% for the nine months ended September 30, 2000 from 47% for the nine months ended September 30, 1999. The changes for the third quarter of 2000 as compared to the third quarter of 1999 were primarily due to higher unit costs resulting from lower production volumes and underutilization of manufacturing capacity, and an inventory write down of $0.3 million in the third quarter of 2000. The changes for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 were primarily due to to an increase in demand for our core products and new products recently launched or acquired , partially offset by higher unit costs resulting from lower production volumes and underutilization of manufacturing capacity, and an inventory write down of $0.3 million in the third quarter of 2000.

RESEARCH AND DEVELOPMENT EXPENSE

    Research and development expense increased to $2.6 million for the third quarter of 2000 from $2.3 million for the third quarter of 1999 and to $5.9 million for the nine months ended September 30, 2000 from $5.5 million for the nine months ended September 30, 1999. Research and development expense as a percentage of net sales, increased to 25% for the third quarter of 2000 from 19% for the third quarter of 1999 and decreased to 12% for the nine months ended September 30, 2000 from 16% for the nine months ended September 30, 1999. The dollar increases are primarily attributable to certain contract costs, including an estimated charge for costs to be incurred in excess of amounts expected to be realized, related to the development of two diagnostic tests to detect herpes simplex virus. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

SALES AND MARKETING EXPENSE

    Sales and marketing expense increased to $4.0 million for the third quarter of 2000 from $3.7 million for the third quarter of 1999 and to $13.2 million for the nine months ended September 30, 2000 from $9.2 million for the nine months ended September 30, 1999. Sales and marketing expense as a percentage of net sales increased to 38% for the third quarter of 2000 from 32% for the third quarter of 1999 and to 27% for the nine months ended September 30, 2000 from 26% for the nine months ended September 30, 1999. These increases were primarily due to increased investment in sales and marketing infrastructure, costs associated with the domestic launch of the urinalysis product line and the contract sales force employed to assist with the launch of the influenza products in the fourth quarter of 1999 and first and second quarters of 2000.

GENERAL AND ADMINISTRATIVE EXPENSE

    General and administrative expense increased to $1.8 million for the third quarter of 2000 from $1.6 million for the third quarter of 1999 and to $5.9 million for the nine months ended September 30, 2000 from $4.2 million for the nine months ended September 30, 1999. General and administrative expense as a percentage of net sales increased to 17% for the third quarter of 2000 from 14% for the third quarter of 1999. For the nine months ended September 30, 2000 and September 30, 1999, general and administrative expense as a percentage of net sales was 12%. These increases were primarily due to increases in infrastructure, including business development and information technology.

AMORTIZATION OF INTANGIBLES

    Amortization of intangibles increased to $0.4 million for the third quarter of 2000 from $0.2 million for the third quarter of 1999 and to $1.5 million for the nine months ended September 30, 2000 from $0.5 million for the nine months ended September 30, 1999. These increases were due to an increase in intangible assets related to the acquisitions of Metra and the Dade Behring urine test strip business in 1999.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with the Company's acquisition of Metra in 1999, the Company acquired research and development projects that had not reached technical feasibility and had no probable alternative future uses. The amount allocated to purchased in-process research and development for the acquisition of Metra was based on an independent third party valuation, and was expensed as of the date of acquisition. Purchased in-process research and development expense related to the Company's acquisition of Metra was $0.8 million for 1999.

RESEARCH CONTRACT, ROYALTY AND LICENSE REVENUE

    Research contract, royalty and license revenue decreased to $0.2 million for the third quarter of 2000 from $0.6 million for the third quarter of 1999 and to $0.8 million for the nine months ended September 30, 2000 from $2.6 million for the nine months ended September 30, 1999. The decreases were principally related to revenue declines in 2000, compared to those recorded in 1999 due to the completion of a multi-year rapid diagnostic test development program for influenza A and B.

INTEREST EXPENSE

    Interest expense for the third quarters of 2000 and 1999 and the nine months ended September 30, 2000 and 1999 relates primarily to interest incurred on the line of credit and obligations under capital leases.

INCOME TAXES

    Income tax benefit was $0.8 million for the third quarter of 2000 and $0.3 million for the third quarter of 1999. There was no income tax benefit for the nine months ended September 30, 2000 and the income tax benefit was $6.6 million for the nine months ended September 30, 1999. The tax benefit in 1999 was associated with our assessment of the likelihood of its ability to realize its net tax operating loss carryforwards. No income taxes were due or payable for the third quarter ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations primarily through cash provided by operating activities, and debt and capital lease financing. At September 30, 2000, we had cash and cash equivalents of approximately $3.9 million compared to $4.7 million at December 31, 1999.

    The decrease in cash and cash equivalents for the nine months ended September 30, 2000 is primarily attributable to cash generated from operating activities of $3.0 million and net proceeds of $2.9 from the issuance of common stock and warrants, offset by $2.6 million for the acquisition of property and equipment and the repayment of our line of credit of $3.8 million.

    The increase in cash and cash equivalents for the nine months ended September 30, 1999 is primarily due to cash generated from operating activities of $2.2 million and net borrowings from our line of credit of $7.5 million, offset by $2.8 million for the acquisition of property and equipment and $5.2 million used for the acquisition of Metra.

    In connection with the definitive agreement to acquire Litmus, we have advanced $187,500 as of November 13, 2000 under the existing working capital promissory note and operating agreement. We expect to advance an additional $300,000 through the transaction closing date. Additionally, as part of the definitive agreement to acquire Litmus, we will pay $1 million to one of the preferred shareholders of Litmus for the rights to co-exclusively license Litmus products within the United States and Canada.

    We believe that our available cash, cash generated from operations and our ability to borrow funds from our existing credit arrangements will be adequate to fund our operations for the foreseeable future, and for at least the next 12 months. While operating activities may provide cash in certain periods, we may require additional sources of financing. We may also from time to time consider additional acquisitions of complementary businesses, products, technologies and licenses, which may require additional financing. Additional sources of funding could include additional debt and/or equity financings. There can be no assurance that we will be able to obtain alternative sources of financing on favorable terms, if at all, at such time or times as we may require such capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not invest in market risk sensitive instruments during the first nine months of 2000. We had and have no exposure to market risk with regard to changes in interest rates. We have not used derivative financial instruments for any purposes, including hedging foreign currency risk or mitigating interest rate risk, although this policy is currently under review.

RISK FACTORS

    You should consider carefully the following risks in your evaluation of us. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occurs, our business, operating results or financial conditions would likely suffer.

OUR OPERATING RESULTS MAY FLUCTUATE, WHICH COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK

    Fluctuations in our operating results, for any reason that decrease sales or profitability, could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. We have only been profitable for a limited time and may not continue our revenue growth or profitability. Operating results may continue to fluctuate, in a given quarter or annual period, from prior periods as a result of a number of factors, many of which are outside of our control, including:

    - seasonal fluctuations in our sales of strep throat and influenza tests, which are generally highest in fall and winter;

    - changes in the level of competition;

    - changes in the economic conditions in our domestic and international markets;

    - delays in shipments of our products to customers or from suppliers;

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

OUR PRODUCTS AND MARKETS REQUIRE CONSIDERABLE RESOURCES TO DEVELOP, AND THIS COULD HAVE A NEGATIVE EFFECT ON OUR PROFITS

    The development, manufacture and sale of diagnostic products requires a significant investment of resources. Our increased investment in sales and marketing activities, manufacturing scale-up and new product development is continuing to increase our operating expenses, and our earnings would be adversely affected if our sales and gross profits do not correspondingly increase, or if our product development efforts are unsuccessful or delayed. Development of new markets also requires a substantial investment of resources, and, if adequate resources are not available, we may be required to delay or scale back market developments.

DELAYS IN MANUFACTURING OUR PRODUCTS COULD REQUIRE US TO SPEND CONSIDERABLE RESOURCES, AND THIS COULD HARM CUSTOMER RELATIONSHIPS

    If we experience significant demand for our products, we may require additional capital resources to meet these demands. If we are unable to develop necessary manufacturing capabilities, our sales could be adversely affected. Failure to increase production volumes, if required, in a cost-effective manner, or lower than anticipated yields or production problems encountered as a result of changes in the manufacturing process, could result in shipment delays as well as increased manufacturing costs, which could also have a material adverse effect on our sales. The majority of raw materials and purchased components used to manufacture our products are readily available. However, some of these materials are obtained from a sole supplier or a limited group of suppliers. The reliance on sole or limited suppliers and the failure to maintain long-term agreements with other suppliers involves several risks, including the inability to obtain an adequate supply of raw materials and components and reduced control over pricing, quality and timely delivery. Although we attempt to minimize our supply risks by maintaining an inventory of raw materials and continuously evaluating other sources, any interruption in supply could have a material adverse effect on our sales or cost of sales.

THE LOSS OF KEY DISTRIBUTORS OR AN UNSUCCESSFUL EFFORT TO DIRECTLY DISTRIBUTE OUR PRODUCTS COULD LEAD TO REDUCED SALES

    We rely primarily on a small number of key distributors to distribute our products. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be found. Finding a suitable alternative may pose challenges in our industry's competitive environment. Another suitable distributor may not be found on satisfactory terms. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

WE MAY NOT ACHIEVE EXPECTED MARKET ACCEPTANCE OF OUR PRODUCTS AMONG PHYSICIANS AND OTHER HEALTH CARE PROVIDERS, AND THIS WILL HAVE A NEGATIVE EFFECT ON FUTURE SALES GROWTH

    Clinical reference laboratories and hospital-based laboratories are significant competitors for our products and provide the majority of diagnostic tests used by physicians and other health-care providers. Our future sales depend on, among other matters, the capture of sales from these laboratories, and if we do not capture sales as expected, our sales may not grow as much as we hope. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other health care providers may resist changing their established source for these tests.

INTENSE COMPETITION IN THE DIAGNOSTIC MARKET MAY REDUCE OUR SALES

    The diagnostic test market is highly competitive. We have a large number of multinational and regional competitors making investments in competing technologies. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than ours. Moreover, some competitors offer broader product lines and have greater name recognition than we. If our competitors' products are more effective or more commercially attractive than ours, our sales could be adversely affected. Competition also has a negative effect on our product prices and, as a result, our profit margins.

TO REMAIN COMPETITIVE WE MUST CONTINUE TO DEVELOP OR OBTAIN PROPRIETARY TECHNOLOGY RIGHTS; OTHERWISE, OTHER COMPANIES MAY INCREASE THEIR MARKET SHARE BY SELLING PRODUCTS THAT COMPETE WITH OUR PRODUCTS

    Our competitive position is heavily dependent upon obtaining and protecting our proprietary technology or obtaining licenses from others. Our sales and profits can be significantly affected by the phase out of older products near the end of their product life cycles, as well as the success of new product introduction. Our ability to compete successfully in the diagnostic market depends upon continued development and introduction of new proprietary technology and the improvement of existing technology. If we cannot continue to obtain and protect proprietary technology, our sales and profits could be adversely affected. Moreover, our current and future licenses may not be adequate for the operation of our business. Our ability to obtain patents and licenses, and their benefits, are uncertain. We have a number of issued patents and additional applications are pending. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications, or, may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms. A failure to obtain necessary licenses could prevent us from commercializing some of our products under development.

WE MAY BE INVOLVED IN INTELLECTUAL PROPERTY INFRINGEMENT DISPUTES WHICH ARE COSTLY AND COULD LIMIT OUR ABILITY TO USE SOME TECHNOLOGIES IN THE FUTURE

    There are a large number of patents and patent applications in our product areas, and we believe that there may be significant litigation in our industry regarding patent and other intellectual property rights. Our involvement in litigation to determine rights in proprietary technology could adversely affect our sales because:

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

THE UNCERTAINTY AND COST OF REGULATORY APPROVAL FOR OUR PRODUCTS MAY HAVE A NEGATIVE EFFECT ON OUR PROFITABILITY

    Our sales may be negatively affected by unexpected actions of regulatory agencies, including delays in the receipt of or failure to receive approvals or clearances, the loss of previously received approvals or clearances, and the placement of limits on the use of the products. The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products. However, complying with laws and regulations of these regulatory agencies can be a lengthy, expensive and uncertain process making the timing and costs of approvals difficult to predict. We are also subject to numerous laws relating to such markers as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. It is also impossible to reliably predict the full effect of future legislation or regulatory developments relating to our industry. To the extent the costs and procedures associated with meeting new requirements are substantial, our sales and profitability could be negatively affected.

OUR SALES COULD BE AFFECTED BY THIRD-PARTY REIMBURSEMENT POLICIES AND POTENTIAL COST CONSTRAINTS

    Our sales could be adversely affected by changes in reimbursement policies of governmental or private health care payers. In the United States, health care providers that purchase diagnostic products, such as hospitals and physicians, generally rely on third party payers, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including our products. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payers may reduce the demand for our products or our ability to sell our products on a profitable basis.

IF WE ARE NOT ABLE TO MANAGE OUR GROWTH STRATEGY, OUR EARNINGS MAY BE REDUCED

    We anticipate increased growth in the number of employees, the scope of operating and financial systems and the geographic area of our operations as new products are developed and commercialized.

This growth may divert management's attention from other aspects of our business, and will place a strain on existing management, and operational, financial and management information systems. To manage this growth, we must continue to implement and improve our operational and financial systems and to train, motivate, retain and manage our employees. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and our sales and earnings could be adversely affected.

OUR BUSINESS COULD BE NEGATIVELY AFFECTED BY THE LOSS OF KEY PERSONNEL OR OUR INABILITY TO HIRE QUALIFIED PERSONNEL

    Our future success depends in part on our ability to retain our key technical, sales, marketing and executive personnel, and our ability to identify and hire additional qualified personnel. Competition for these personnel is intense and if we are not able to retain existing key personnel, or identify and hire additional qualified personnel, our business could be negatively impacted.

WE ARE EXPOSED TO RISKS OF SIGNIFICANT PRODUCT LIABILITY, WHICH IF NOT COVERED BY INSURANCE COULD HAVE AN ADVERSE EFFECT ON OUR PROFITS

    There is a risk of product liability claims arising from our testing, manufacturing and marketing of medical diagnostic devices, both those currently being marketed, as well as those under development. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, if we are held liable, our existing insurance may not be renewed at the same cost and level of coverage as presently in effect, or may not be renewed at all. If we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, that claim could have a material negative effect on our results of operations.

OUR EARNINGS MAY BE REDUCED IF WE EXPERIENCE DIFFICULTIES INTEGRATING ACQUIRED COMPANIES OR TECHNOLOGIES AFTER THE ACQUISITION

    We may experience difficulties integrating our own operations with those of companies or technologies that we may acquire, including Litmus, and there can be no assurance that we will realize the benefits and cost savings that we believe the acquisition will provide or that these benefits will be achieved within the time frame we anticipate. The acquisitions may distract management from day-to-day business and may require other substantial resources. We may incur restructuring and integration costs from combining other operations or technologies with ours. These costs may be substantial and may include costs for employee severance, relocation and disposition of excess assets and other acquisition related costs. These costs could have a negative effect on profits.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT NUMBER                                    EXHIBIT
--------------                                    -------
        3.1             Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)

        3.2             Amended and Restated Bylaws. (Incorporated by reference to
                        Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated November 8, 2000.)

       10.1*            Registrant's 1983 Employee Stock Purchase Plan, as amended.
                        (Incorporated by reference to Exhibit 10.1 to the
                        Registrant's Current Report on Form 8-K dated February 26,
                        1991.)

       10.2             Form of Indemnification Agreement--Corporate Officer and/or
                        Director. (Incorporated by reference to Exhibit 10.2 to the
                        Registrant's Quarterly Report on 10-Q for the quarter ended
                        June 30, 2000.)

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

       10.5* Registrant's 1990 Director Option Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1990.)

       10.6*            Registrant's Amended and Restated 1982 Incentive and
                        Nonstatutory Stock Option Plans, including Form of Option
                        Agreement. (Incorporated by reference to Exhibit 10.28 to
                        the Registrant's Registration Statement No. 33-38324 on Form
                        S-4 filed on December 20, 1990.)

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

       10.10            Stock Purchase Agreement dated January 5, 1995 between
                        Registrant and Eli Lilly & Company for the sale of all the outstanding capital stock of Pacific Biotech, Inc.
                        (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated January 5, 1995.)

EXHIBIT NUMBER                                    EXHIBIT
--------------                                    -------
       10.11            Settlement Agreement effective April 1, 1997 between the
                        Registrant and Becton Dickinson and Company. (Incorporated
                        by reference to Exhibit 10.18 to the Registrant's Form 10-K dated March 31, 1997.)

       10.12 Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company.
                        (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K dated March 31, 1997.)

       10.13            Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company.
                        (Incorporated by reference to Exhibit 10.20 to the
                        Registrant's Form 10-K dated March 31, 1997.)

       10.14*           Employment agreement dated June 9, 1998 between the
                        Registrant and Andre de Bruin. (Incorporated by reference to
                        Exhibit 10.23 to the Registrant's Form 10-Q dated June 30,
                        1998.)

       10.15            Stock option agreement dated June 9, 1998 between the
                        Registrant and Andre de Bruin. (Incorporated by reference to
                        Exhibit 10.24 to the Registrant's Form 10-Q dated June 30,
                        1998.)

       10.16*           Employment agreement dated December 14, 1998 between the
                        Registrant and Charles J. Cashion. (Incorporated by reference to Exhibit 10.28 to the Registrants Form 10-Q dated December 31, 1998.)

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

       10.22            Form of Asset Sale Agreement--Rapignost(R)Urine Test Strip
                        Business. Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K dated December 7, 1999.)

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

       10.24            Form of Single Tenant Absolute Net Lease. (Incorporated by
                        reference to Exhibit 10.7 to the Registrant's Form 8-K dated
                        December 20, 1999.)

       27               Financial Data Schedule.

------------------------

    *   Indicates compensatory plan

    (b) Reports on Form 8-K filed in the quarter ended September 30, 2000

    None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          QUIDEL CORPORATION

    Date: November 13, 2000

                                          /s/ Charles J. Cashion
                                          --------------------------------------
                                          Senior Vice President,
                                          Corporate Operations,
                                          Chief Financial Officer and
                                          Secretary and authorized signatory