Form 10-Q
period 2001-03-31
QUIDEL CORP /DE/
filed 2001-05-14
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-10961

QUIDEL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2573850 (I.R.S. Employer Identification No.)

10165 McKellar Court, San Diego, California 92121
(Address of principal executive offices)

(858) 552-1100
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 30, 2001, 28,165,232 shares of common stock were outstanding.

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2001

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,227	$1,901
Accounts receivable, net	10,947	12,065
Inventories	8,137	8,438
Prepaid expenses and other current assets	844	616

Total current assets	23,155	23,020
Property and equipment, net	20,608	20,541
Intangible assets, net	30,196	31,330
Deferred tax asset	5,022	5,707
Other assets	1,390	1,434

Total assets	$80,371	$82,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,710	$4,412
Accrued royalties	1,394	1,054
Line of credit	4,000	3,200
Current portion obligations under capital leases	412	469
Other accrued liabilities	2,746	3,861

Total current liabilities	11,262	12,996
Capital lease, net of current portion	10,649	10,729
Stockholders' equity:
Common stock	28	28
Additional paid-in capital	137,987	137,768
Accumulated other comprehensive loss	(552)	(69)
Accumulated deficit	(79,003)	(79,420)

Total stockholders' equity	58,460	58,307

Total liabilities and stockholders' equity	$80,371	$82,032

See accompanying notes to condensed consolidated financial statements.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended March 31,
	2001	2000
REVENUES
Net sales	$19,544	$21,664
Cost of sales	8,994	10,514

Gross profit	10,550	11,150

OPERATING EXPENSES
Research and development	1,533	1,792
Sales and marketing	4,102	4,748
General and administrative	2,221	2,208
Restructuring charge	550	—
Amortization of intangibles	1,103	632

Total operating expenses	9,509	9,380

Income from operations	1,041	1,770
OTHER INCOME (EXPENSE)
Research contracts, license fees and royalty income	398	314
Interest income	11	10
Interest expense	(337)	(51)
Other	(11)	(350)

Total other income (expense)	61	(77)

Income before provision for income taxes and cumulative effect of change in accounting principle	1,102	1,693
Provision for income taxes	685	768

Income before cumulative effect of change in accounting principle	417	925
Cumulative effect of change in accounting principle	—	(1,068)

Net income (loss)	$417	$(143)

Basic earnings per share before cumulative effect of change in accounting principle	$0.01	$0.04

Diluted earnings per share before cumulative effect of change in accounting principle per share	$0.01	$0.03

Basic and diluted cumulative effect of change in accounting principle per share	$—	$(0.05)

Basic and diluted net earnings (loss) per share	$0.01	$(0.01)

Weighted shares used in basic per share calculation	28,124	24,404

Weighted shares used in diluted per share calculation	29,038	26,703

See accompanying notes to consolidated financial statements.

QUIDEL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2001	2000
OPERATING ACTIVITIES:
Net cash provided by operating activities	$2,096	$1,954
INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,177)	(1,204)
Other	8	(138)

Net cash used for investing activities	(1,169)	(1,342)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	219	2,031
Line of credit, net	800	(1,000)
Payments on obligations under capital leases	(137)	(84)

Net cash provided by financing activities	882	947
Effect of exchange rate fluctuations on cash and cash equivalents	(483)	165

Net increase in cash and cash equivalents	1,326	1,724
Cash and cash equivalents, beginning of period	1,901	4,672

Cash and cash equivalents, end of period	$3,227	$6,396

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$271	$333

Cash paid during the period for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

Quidel Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note l. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Quidel Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.

    Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2. Comprehensive Income (Loss)

    The components of comprehensive income (loss) are as follows (in thousands, unaudited):

	Three months ended March 31,
	2001	2000
Net income (loss)	$417	$(143)
Foreign currency translation adjustment	(483)	165

Comprehensive income (loss)	$(66)	$22

Note 3. Computation of Earnings Per Share

    Basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options and warrants. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants. Potentially dilutive shares have not been included for the three months ended March 31, 2000 as their inclusion would be antidilutive.

Note 4. Inventories

    Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2001	December 31, 2000
	(unaudited)
Raw materials	$3,141	$3,293
Work-in-process	2,012	2,053
Finished goods	2,984	3,092

	$8,137	$8,438

Note 5. Stockholders' Equity

    During the three months ended March 31, 2001, 60,997 shares of common stock were issued due to the exercise of common stock options and 19,056 shares of common stock were issued in connection with the employee stock purchase plan, resulting in proceeds to the Company of approximately $0.2 million (unaudited).

    On March 29, 2001, the Company's Board of Directors authorized the adoption of the Company 2001 Equity Incentive Plan (the "2001 Plan") and the concurrent termination of its 1988 Stock Incentive Plan and 1996 Non-Employee Directors Stock Options Plan (the "Prior Plans"). The adoption and concurrent termination are subject to stockholder approval at the annual meeting of stockholders scheduled for May 23, 2001. As of March 31, 2001, the Prior Plans had 3.4 million shares reserved for issuance, of which approximately 2.9 million shares underlying options had been awarded.

    The remaining aggregate of approximately 0.1 million shares reserved for issuance under the Prior Plans will be cancelled with the termination of those plans if the Company's stockholders approve this proposal. Following the cancellation of these shares reserved for issuance, 2.7 million shares of common stock (subject to antidilution adjustments) will be reserved for issuance under the 2001 Plan. Options currently outstanding under the Prior Plans are unaffected by this proposal. If the Company's stockholders do not approve this proposal, the Prior Plans will not be terminated and any remaining shares reserved under these plans will not be cancelled.

Note 6. Change in Accounting Principle

    The Company changed its accounting policies to implement the effects of the SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which resulted in a cumulative effect of a change in accounting principle of $1.1 million during fiscal 2000. The Company implemented SAB 101 in its fourth quarter by restating its first three quarters of 2000.

Note 7. Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 changes the previous accounting definition of a derivative, expanding it to include embedded derivatives and many commodity contracts. Under SFAS No. 133, every derivative instrument is recorded in the consolidated balance sheet at its fair value, and any changes in the derivative's fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

    The FASB has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." SFAS No. 138 amends certain provisions of SFAS No. 133. SFAS No. 138 is effective concurrently with SFAS No. 133, if SFAS No. 133 is not adopted prior to June 15, 2000. The adoption of SFAS No. 133, as amended, and SFAS No. 138 did not have a material effect on the Company's financial statements.

Note 8. Industry and Geographic Information

    The Company operates in one reportable segment. Sales to customers outside the United States (primarily Europe) totaled 21% and 20% of net sales for the three months ended March 31, 2001 and 2000 (unaudited), respectively. As of March 31, 2001 and December 31, 2000, balances due from foreign customers were $4.7 million (unaudited) and $4.7 million, respectively.

    The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Three months ended March 31
	2001	2000
	(unaudited)
Customer:
A	17%	15%
B	13%	10%

    As of March 31, 2001 and December 31, 2000, accounts receivable from three customers with balances due in excess of 10% of total accounts receivable totaled $4.1 million (unaudited) and $4.4 million, respectively.

    For the three months ended March 31, 2001, the Company recorded revenue from domestic and foreign customers. The following presents net sales for the three months ended March 31, 2001 and 2000 and long-lived assets as of March 31, 2001 and December 31, 2000 by geographic territory:

			Net Sales
	Long-Lived Assets		Three months ended March 31,
	March 31, 2001	December 31, 2000
			2001	2000
	(unaudited)		(unaudited)
United States Operations:
Domestic	$50,621	$51,611	$15,476	$17,247
Foreign	—	—	2,164	2,395
Foreign Operations	183	260	1,904	2,022

Total	$50,804	$51,871	$19,544	$21,664

Note 9. Restructuring

    In the first quarter of 2001, the Company implemented a restructuring plan (the "Restructuring") of certain of its operations. The Restructuring included a workforce reduction of approximately 15 employees and closure of the Company's facilities in the United Kingdom ("UK"). In the first quarter of 2001, the Company recorded a restructuring charge of approximately $0.6 million (unaudited) related to the Restructuring. The significant components of the Restructuring are $0.5 million (unaudited) for employee severance costs and $0.1 million (unaudited) in closing costs related to the UK facility and asset impairment. As of March 31, 2001, $0.5 million (unaudited) had been paid and $0.1 million (unaudited) is included in other accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2001 for remaining severance and costs related to the closure of the UK facility.

Note 10. Subsequent Events

    On April 9, 2001, the Board of Directors authorized an amendment to the 1983 Employee Stock Purchase Plan (the "ESPP") to increase the number of shares of the Companys' common stock available for issuance under the ESPP from 600,000 to 750,000 shares. This proposal is subject to stockholder approval at the annual meeting of stockholders scheduled for May 23, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    In this section, all references to "we," "our," and "us" refer to Quidel.

Future Uncertainties

    This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration ("FDA"), and lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may", "will", "should", "might", "expect", "anticipate", "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the SEC from time to time should be carefully considered. The following should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Recent Events

    In the first quarter of 2001, we implemented a restructuring plan (the "Restructuring") of certain of our operations. The Restructuring included a workforce reduction of approximately 15 employees and closure of our facilities in the United Kingdom ("UK"). In the first quarter of 2001, we recorded a restructuring charge of approximately $0.6 million.

Overview

    We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1984. The product base has expanded through internal development and acquisitions of other products. Our primary product areas are pregnancy and ovulation, infectious diseases, autoimmune diseases, osteoporosis and urinalysis. We discover, develop, manufacture and market rapid diagnostic products for point-of-care detection. These products provide simple, accurate and cost-effective diagnoses for acute and chronic medical conditions. Products are sold worldwide to professionals in the physician's office and clinical laboratories, and to consumers through organizations that provide private label, store brand products.

Results of Operations

Net Sales

    Net sales decreased 10% to $19.5 million for the first quarter ended March 31, 2001 from $21.7 million for the first quarter ended March 31, 2000. The decrease for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 was primarily due to unusually high sales levels associated with the withdrawal of one of our competitors products from the market in 2000 offset by an increase of our influenza product sales which were new to the market in 2000.

Gross Profit

    Gross profit decreased to $10.6 million for the three months ended March 31, 2001 from $11.1 million for the three months ended March 31, 2000. Gross profit as a percentage of net sales ("gross margin") increased to 54% for the three months ended March 31, 2001 from 51% for the three months ended March 31, 2000. The percentage increase for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 was primarily due to increased sales of higher margin products such as influenza and urinalysis as well as increased manufacturing efficiency achieved during the March 31, 2001 quarter resulting from improvement in our procedures for procurement of materials and manufacturing equipment.

Research and Development Expense

    Research and development expense decreased to $1.5 million for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000. Research and development expense as a percentage of net sales was 8% for both the three months ended March 31, 2001, and the three months ended March 31, 2000. The dollar decrease was primarily attributable to certain contract costs incurred in 2000 related to the development of two diagnostic tests to detect herpes simplex virus. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

Sales and Marketing Expense

    Sales and marketing expense decreased to $4.1 million for the three months ended March 31, 2001 from $4.7 million for the three months ended March 31, 2000. Sales and marketing expense as a percentage of net sales decreased to 21% for the three months ended March 31, 2001 from 22% for the three months ended March 31, 2000. These decreases were primarily due to increased investment in sales and marketing infrastructure, costs associated with the domestic launch of the urinalysis product line and the contract sales force employed to assist with the launch of the influenza products for the three months ended March 31, 2000.

General and Administrative Expense

    General and administrative expense was $2.2 million for the three months ended March 31, 2001 and the three months ended March 31, 2000. General and administrative expense as a percentage of net sales increased to 11% for the three months ended March 31, 2001 from 10% for the three months ended March 31, 2000. The percentage increase was primarily due to the fixed nature of the general and administrative expenses and the overall decrease in net sales.

Restructuring Charge

    In the first quarter of 2001, we implemented the Restructuring. The Restructuring included a workforce reduction of approximately 15 employees and closure of our facilities in the UK. In the first quarter of 2001, we recorded a restructuring charge of approximately $0.6 million. The significant components of the Restructuring are $0.5 million for employee severance costs and $0.1 million in closing costs related to the UK facility and asset impairment.

Amortization of Intangibles

    Amortization of intangibles increased to $1.1 million for the three months ended March 31, 2001 from $0.6 million for the three months ended March 31, 2000. This increase was primarily due to an increase in intangible assets related to the acquisition of Litmus Concepts, Inc. in December 2000.

Research Contract, License Fees and Royalty Income

    Research contract, license fees and royalty income increased to $0.4 million for the three months ended March 31, 2001 from $0.3 million for the three months ended March 31, 2000. The income for the three months ended March 31, 2001 and 2000 are primarily related to royalties received on a patented technology of ours utilized by a third-party.

Interest Expense

    Interest expense increased to $0.3 million for the three months ended March 31, 2001 from $0.1 million for the three months ended March 31, 2000. This increase is primarily due to the increased debt outstanding under our line of credit for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

Income Taxes

    We recorded an income tax provision of $0.7 million for the three months ended March 31, 2001 and $0.8 million for the three months ended March 31, 2000.

Cumulative Effect of Change in Accounting Principle

    We changed our accounting policies to implement the effects of the SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which resulted in a cumulative effect of a change in accounting principle of $1.1 million for the three months ended March 31, 2000. We implemented SAB 101 in the fourth quarter of 2000 by restating our first three quarters of 2000.

Liquidity and Capital Resources

    We have financed our operations primarily through cash provided by operating activities, and debt and capital lease financing. At March 31, 2001, we had cash and cash equivalents of approximately $3.2 million compared to $1.9 million at December 31, 2000.

    The increase in cash and cash equivalents of $1.3 million for the three months ended March 31, 2001 is primarily attributable to cash generated from operating activities of $2.1 million, a decrease in accounts receivable, inventories and increased borrowings under our line of credit, offset by the acquisition of property and equipment and a decrease in accounts payable.

    We plan approximately $5.2 million in capital expenditures during the remainder of 2001. We have no material commitments with respect to such planned expenditures as of the date of this filing.

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

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 changes the previous accounting definition of a derivative, expanding it to include embedded derivatives and many commodity contracts. Under SFAS No. 133, every derivative instrument is recorded in the consolidated balance sheet at its fair value, and any changes in the derivative's fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

    The FASB has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." SFAS No. 138 amends certain provisions of SFAS No. 133. SFAS No. 138 is effective concurrently with SFAS No. 133, if SFAS

No. 133 is not adopted prior to June 15, 2000. The adoption of SFAS No. 133, as amended, and SFAS No. 138 did not have a material effect on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders' equity reported by us, and such effect may be material in any individual reporting period.

    The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will will vary as interest rates increase or decrease. Based on our market risk sensitive instruments outstanding at March 31, 2001 and December 31, 2000, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Risk Factors

Our Operating Results May Fluctuate, Which Could Have a Negative Effect on the Price of Our Common Stock

    Fluctuations in our operating results for any reason that decrease sales or profitability, could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. We were not profitable for the year ended December 31, 2000, and although we were profitable for the three months ended March 31, 2001, we may not continue our revenue growth or achieve or continue to achieve profitability. Operating results may continue to fluctuate, in a given quarter or annual period, from prior periods as a result of a number of factors, many of which are outside of our control. These include:

  •
  seasonal fluctuations in our sales of strep throat and influenza tests, which are generally highest in fall and winter;

  •
  changes in the level of competition;

  •
  changes in economic conditions in our domestic and international markets;

  •
  delays in shipments of our products to customers or from suppliers;

  •
  manufacturing difficulties and fluctuations in our manufacturing output, including those arising from constraints in our manufacturing capacity;

  •
  actions of our major distributors;

  •
  adverse product reviews or delays in product reviews by regulatory agencies;

  •
  the timing of significant orders;

  •
  changes in the mix of products we sell; and

  •
  costs, timing and the level of acceptance of new products.

Our Products and Markets Require Considerable Resources to Develop, and This Could Have a Negative Effect on Our Profits

    The development, manufacture and sale of diagnostic products require a significant investment of resources. Our increased investment in sales and marketing activities, manufacturing scale-up and new product development is continuing to increase our operating expenses, and our earnings will be adversely affected if our sales and gross profits do not correspondingly increase, or if our product development efforts are unsuccessful or delayed. Development of new markets also requires a substantial investment of resources, and, if adequate resources are not available, we may be required to delay or scale back market developments.

Delays in Manufacturing Our Products Could Require Us to Spend Considerable Resources and Could Harm Customer Relationships

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

    The majority of raw materials and purchased components used to manufacture our products are readily available. However, some of these materials are obtained from a sole supplier or a limited group of suppliers. The reliance on sole or limited suppliers and the failure to maintain long-term agreements with other suppliers involve several risks, including the inability to obtain an adequate supply of raw materials and components and reduced control over pricing, quality and timely delivery. Although we attempt to minimize our supply risks by maintaining an inventory of raw materials and continuously evaluating other sources, any interruption in supply could have a material adverse effect on our sales or cost of sales.

    In 2001, we plan to begin manufacturing our urinalysis products in Marburg, Germany. Currently, we contract with a third party to manufacture these products. Any delays or problems encountered in the integration of this process could result in shipment delays and increased manufacturing costs and could have a material adverse effect on our results of operations.

The Loss of Key Distributors or an Unsuccessful Effort to Directly Distribute our Products Could Lead to Reduced Sales

    We rely primarily on a small number of key distributors to distribute our products. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment. Another suitable distributor may not be found on satisfactory terms. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

We May Not Achieve Expected Market Acceptance of Our Products Among Physicians and Other Health Care Providers, and This Will Have a Negative Effect on Future Sales Growth

    Clinical reference laboratories and hospital-based laboratories are significant competitors for our products and provide the majority of diagnostic tests used by physicians and other health-care providers. Our future sales depend on, among other matters, the capture of sales from these laboratories, and if we do not capture sales as expected our sales may not grow as much as we hope. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other health care providers may resist changing their established source for these tests.

Intense Competition in the Diagnostic Market May Reduce Our Sales

    The diagnostic test market is highly competitive. We have a large number of multinational and regional competitors making investments in competing technologies. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective or more commercially attractive than ours, our sales could be adversely affected. Competition also has a negative effect on our product prices and, as a result, our profit margins.

To Remain Competitive We Must Continue to Develop or Obtain Proprietary Technology Rights; Otherwise, Other Companies May Increase Their Market Share by Selling Products That Compete with Our Products

    Our competitive position is heavily dependent on obtaining and protecting our proprietary technology or obtaining licenses from others. Our sales and profits can be significantly affected by the phase out of older products near the end of their product life cycles, as well as the success of new product introduction. Our ability to compete successfully in the diagnostic market depends on continued development and introduction of new proprietary technology and the improvement of existing technology. If we cannot continue to obtain and protect proprietary technology, our sales and profits could be adversely affected. Moreover, our current and future licenses may not be adequate for the operation of our business.

    Our ability to obtain patents and licenses, and their benefits, are uncertain. We have a number of issued patents and additional applications are pending. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. Further, we only have patents issued in selected countries. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and we cannot provide assurance that we would either be aware of an unauthorized use or be able to enforce the restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms. A failure to obtain necessary licenses could prevent us from commercializing some of our products under development.

We May be Involved in Intellectual Property Infringement Disputes Which are Costly and Could Limit Our Ability to Use Some Technologies in the Future

    There are a large number of patents and patent applications in our product areas, and we believe that there may be significant litigation in our industry regarding patent and other intellectual property rights. Our involvement in litigation to determine rights in proprietary technology could adversely affect our sales because:

  •
  it consumes a substantial portion of managerial and financial resources;
  •
  its outcome is inherently uncertain and a court may find the third party claims valid and that we have no successful defense to such claims;
  •
  an adverse outcome could subject us to significant liability;
  •
  failure to obtain a necessary license upon an adverse outcome could prevent us from selling our current products or other products we may develop; and
  •
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

We are Subject to Numerous Government Regulations Compliance Which Could Increase Our Expenses

    Numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances impact our business operations. The costs of compliance with these laws could substantially increase our costs. Violations of these laws or laws regulating the manufacture and marketing of our products could result in substantial costs and loss of sales or customers. It is impossible to reliably predict the full nature and impact of future legislation or regulatory developments relating to our industry. To the extent the costs and procedures associated with meeting new requirements are substantial, our business and results of operations could be adversely affected.

Violation of Government Regulations or Voluntary Quality Programs Could Result in Loss of Sales and Customers

    Certain products that we manufacture are regulated by the FDA. As such, we must register with the FDA and comply with the Quality System Regulations. Failure to comply with these regulations can lead to sanctions by the FDA such as observations made following inspections, warning letters, product recalls, fines, product seizures and consent decrees or closure of operations. Such actions by the FDA would be available to the public and could affect our ability to sell our products.

    ISO 9001 is an internationally recognized voluntary quality standard that requires compliance with a variety of quality requirements somewhat similar to Quality System Regulations. The operations of our manufacturing facilities are intended to comply with ISO 9001. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. If we lose ISO certification, this loss could cause some customers to purchase products from other suppliers.

We Use Hazardous Materials in Our Business that May Result in Unexpected and Substantial Claims Against Us Relating to Handling, Storage or Disposal

    Our research and development and manufacturing activities may involve the controlled use of hazardous materials, including chemicals and biological materials. The risk of accidental contamination or injury from these materials cannot be completely eliminated. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Compliance with these laws and regulations is necessary and expensive. Current or future environmental regulations may impair our research, development or production efforts by imposing substantial costs on our business. In addition, we may be required to pay fines, penalties or damages in the event of noncompliance with these laws or the exposure of individuals to hazardous materials. Further, any accident could partially or completely shut down our research and manufacturing facilities and operations.

Our Sales Could be Affected by Third Party Reimbursement Policies and Potential Cost Constraints

    Our sales could be adversely affected by changes in reimbursement policies of governmental or private health care payors. In the U.S., health care providers such as hospitals and physicians that purchase diagnostic products generally rely on third party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including our products. Given the efforts to control and reduce health care costs in the U.S. in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for our existing products or products under development. Third party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third party payors may reduce the demand for our products or our ability to sell our products on a profitable basis.

If We Are Not Able to Manage Our Growth Strategy, Our Earnings May be Adversely Affected

    We anticipate increased growth in the number of employees, the scope of operating and financial systems and the geographic area of our operations as new products are developed and commercialized. This growth may divert management's attention from other aspects of our business, and will place a strain on existing management, as well as operational, financial and management information systems. To manage this growth, we must continue to implement and improve our operational and financial systems and to train, motivate, retain and manage our employees. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and our sales and earnings could be adversely affected.

Our Business Could be Negatively Affected by the Loss of Key Personnel or Our Inability to Hire Qualified Personnel

    Our future success depends in part on our ability to retain our key technical, sales, marketing and executive personnel and our ability to identify and hire additional qualified personnel. Competition for these personnel is intense and if we are not able to retain existing key personnel, or identify and hire additional qualified personnel, our business could be negatively impacted.

We Are Exposed to Risks of Significant Product Liability Which, If Not Covered by Insurance, Could Have an Adverse Effect on Our Profits

    There is a risk of product liability claims arising from our testing, manufacturing and marketing of medical diagnostic devices, both those currently being marketed as well as those under development. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, if we are held liable, our existing insurance may not be renewed at the same cost and level of coverage as presently in effect, or may not be renewed at all. If we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, that claim could have a material negative effect on our results of operations.

Our Earnings May be Adversely Affected If We Experience Difficulties Integrating Acquired Companies or Technologies After the Acquisition

    We may experience difficulties integrating our own operations with those of companies or technologies that we have acquired or we may acquire, and there can be no assurance that we will realize the benefits and cost savings that we believe the acquisition will provide or that these benefits will be achieved within the time frame we anticipate. The acquisitions may distract management from day-to-day business and may require other substantial resources. We may incur restructuring and integration costs from combining other operations or technologies with ours. These costs may be substantial and may include costs for employee severance, relocation and disposition of excess assets and other acquisition related costs. These costs could have a negative effect on profits.

We Face Risks Relating to Our International Sales and Foreign Operations

    Our products are sold internationally, including to customers in Europe. Sales to foreign customers accounted for 21% and 20% of our net sales for the three months ended March 31, 2001 and 2000, respectively, and are expected to continue to account for a significant percentage of our net sales. Moreover, in 2001 we will commence manufacture of our urinalysis products in Germany. International sales and manufacturing operations are subject to inherent risks. These risks include:

  •
  exposure to currency exchange fluctuations;

  •
  longer payment cycles;

  •
  greater difficulty in accounts receivable collection;

  •
  compliance with foreign laws;

  •
  changes in regulatory requirements;

  •
  tariffs or other barriers;

  •
  difficulties in obtaining export licenses;

  •
  difficulties in staffing and managing foreign operations;

  •
  reduced protection for, and enforcement of, intellectual property rights;

  •
  political and economic instability;

  •
  transportation delays; and

  •
  potentially adverse tax consequences.

    Even that portion of our international sales which is negotiated for and paid in U.S. dollars is subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products and our anticipated foreign operations, as could changes in the general economic conditions in those markets. In calendar 2000, the value of major European currencies dropped against the U.S. dollar. To date, we have not reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, however, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations. Although we do not currently hedge against exchange rate fluctuations, any measures we take to hedge against exchange rate fluctuations may not adequately protect us from their potential harm.

We Rely on a Continuous Power Supply to Conduct Our Operations, and California's Current Energy Crisis Could Disrupt Our Operations and Increase Our Expenses

    California is in the midst of an energy crisis that could disrupt our operations and significantly increase our expenses. In the event of an acute power shortage, that is, when power reserves for the

State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently have a backup generator with limited capacity. We have no alternate source of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Furthermore, our utility expenses have increased substantially and could continue to be negatively impacted by the California energy crisis.

Future Sales by Existing Stockholders Could Depress the Market Price of Our Common Stock and Make it More Difficult for Us to Sell Stock in the Future

    Upon completion of the acquisition of Litmus Concepts, Inc. ("Litmus") in December of 2000, we had outstanding approximately 28.1 million shares of common stock. In addition, we are in the process of registering 2,486,514 shares of our common stock in conjunction with the Litmus acquisition. We have a substantial number of shares that are issuable upon the exercise of warrants and options. Sales of any substantial number of shares of our common stock in the public market may have an adverse effect on the market price of our common stock. Any sustained sales of shares by our existing or future stockholders or any increase in the average volume of shares traded in the public market may adversely affect the market price of our common stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our Stock Price has Fluctuated and May Continue to Fluctuate Widely

    The market price of our common stock has fluctuated substantially in the past. Between March 31, 2000 and March 31, 2001, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $3.13 to a high of $8.50. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

  •
  future announcements concerning our business or that of our competitors or customers;

  •
  the introduction of new products or changes in product pricing policies by us or our competitors;

  •
  litigation regarding proprietary rights or other matters;

  •
  change in analysts' earnings estimates;

  •
  developments in the financial markets;

  •
  quarterly fluctuations in operating results; and

  •
  general conditions in the POC diagnostic testing industry.

    Furthermore, stock prices for many companies, and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations, may adversely affect the market price of our common stock.

    In the past securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in high technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Securities litigation could result in substantial costs and could divert our management's attention and resources.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

    None.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number
2.1	Agreement and Plan of Merger, as amended, dated as of October 30, 2000, among Litmus Concepts, Inc., Quidel Corporation and Litmus Acquisition Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on December 22, 2000.)
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1991.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated November 8, 2000.)
4.1
Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996. (Incorporated by reference to Exhibit 1(A) to the Company's Registration Statement on Form 8-A filed on January 14, 1997.)
4.2
Rights Agreement dated as of December 31, 1996 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on January 14, 1997.)
10.1	Registrant's 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
10.2	Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.3	Registrant's 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

10.4	Registrant's 1990 Director Option Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.5
Form of Registration Rights Agreement of the Registrant. (Incorporated by reference to Appendix C to the final Joint Proxy Statement/Prospectus dated January 4, 1991 included within Amendment No. 2 to the Registrant's Registration Statement No. 33-38324 on Form S-4 filed on January 4, 1991.)
10.6	Assumption Agreement dated January 31, 1991. (Incorporated by reference to Exhibit 10.52.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
10.7
Trademark License Agreement dated October 1, 1994 between the Registrant and Becton Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.8
Stock Purchase Agreement dated January 5, 1995 between Registrant and Eli Lilly & Company for the sale of all the outstanding capital stock of Pacific Biotech, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated January 5, 1995.)
10.9
Settlement Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.10
Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.11
Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.12	Employment agreement dated June 9, 1998 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)
10.13	Stock option agreement dated June 9, 1998 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)
10.14
Employment agreement dated December 14, 1998 between the Registrant and Charles J. Cashion. (Incorporated by reference to Exhibit 10.28 to the Registrants Form 10-Q for the quarter ended December 31, 1998.)
10.15
Offer to Purchase for Cash all outstanding shares of common stock of Metra Biosystems, Inc. by MBS Acquisition Corporation, a wholly-owned subsidiary of Quidel Corporation at $1.78 net per share. (Incorporated by reference to Metra's Schedule 14D-1 dated June 9, 1999.)
10.16
Business Loan Agreement, dated as of July 12, 1999, by and between Bank of America National Trust and Savings Association and Quidel Corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 26, 1999.)
10.17
Security Agreement, dated as of July 12, 1999, by and among Bank of America National Trust and Savings Association, Quidel Corporation, MBS Acquisition Corporation, and Pacific Biotech, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on July 26, 1999.)

10.18
Subsidiary Guaranty, dated as of July 12, 1999, by MBS Acquisition Corporation and Pacific Biotech, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on July 26, 1999.)
10.19
Cash Collateral Agreement, dated as of July 12, 1999, by and between Bank of America National Trust and Savings Association and Pacific Biotech, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on July 26, 1999.)
10.20	Form of Asset Sale Agreement — Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.21	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.22	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.23	Form of Indemnification Agreement — Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.)

  *
  Indicates compensatory plan

  (b)
  Reports on Form 8-K filed in the quarter ended March 31, 2001
  Current report on Form 8-K/A filed on February 21, 2001

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIDEL CORPORATION
Date: May 14, 2001	/s/ Charles J. Cashion Senior Vice President, Corporate Operations, Chief Financial Officer and Secretary and authorized signatory

QuickLinks

QUIDEL CORPORATION FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
INDEX
SIGNATURE