Form 10-Q
period 2001-06-30
QUIDEL CORP /DE/
filed 2001-08-14
CIK 353569

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 2001, 28,212,850 shares of common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               QUIDEL CORPORATION
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                 JUNE 30, 2001

                                     INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

  Condensed Consolidated Balance Sheets as of June 30, 2001
    (unaudited) and December 31, 2000.......................      3

  Consolidated Statements of Operations for the three and
    six months ended June 30, 2001 and 2000 (unaudited).....      4

  Condensed Consolidated Statements of Cash Flows for the
    six months ended June 30, 2001 and 2000 (unaudited).....      5

  Notes to Condensed Consolidated Financial Statements......      6

ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     10

ITEM 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     14

PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings...................................     23

ITEM 4. Submission of Matters to a Vote of Security
  Holders...................................................     23

ITEM 5. Other Information...................................     23

ITEM 6. Exhibits and Reports on Form 8-K....................     24

Signature...................................................     27

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               QUIDEL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 1,527        $ 1,901
  Accounts receivable, net..................................     10,324         12,065
  Inventories...............................................      6,075          8,438
  Prepaid expenses and other current assets.................      2,618            616
                                                                -------        -------
    Total current assets....................................     20,544         23,020
Property and equipment, net.................................     21,291         20,541
Intangible assets, net......................................     29,040         31,330
Deferred tax asset..........................................      4,933          5,707
Other assets................................................      1,217          1,434
                                                                -------        -------
    Total assets............................................    $77,025        $82,032
                                                                =======        =======
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $ 1,981        $ 4,412
  Accrued royalties.........................................        937          1,054
  Line of credit............................................      3,850          3,200
  Current portion obligations under capital leases..........        341            469
  Other accrued liabilities.................................      1,738          3,861
                                                                -------        -------
    Total current liabilities...............................      8,847         12,996
Capital lease, net of current portion.......................     10,565         10,729
Stockholders' equity:
  Common stock..............................................         28             28
  Additional paid-in capital................................    138,247        137,768
  Accumulated other comprehensive loss......................       (793)           (69)
  Accumulated deficit.......................................    (79,869)       (79,420)
                                                                -------        -------
    Total stockholders' equity..............................     57,613         58,307
                                                                -------        -------
      Total liabilities and stockholders' equity............    $77,025        $82,032
                                                                =======        =======

See accompanying notes to condensed consolidated financial statements.

                               QUIDEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                             THREE MONTHS           SIX MONTHS
                                                                 ENDED                 ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
REVENUES
    Net sales...........................................  $15,524    $16,583    $35,068    $38,247
    Cost of sales.......................................    8,184      8,100     17,178     18,614
                                                          -------    -------    -------    -------
        Gross profit....................................    7,340      8,483     17,890     19,633
                                                          -------    -------    -------    -------

OPERATING EXPENSES
    Research and development............................    1,751      1,497      3,343      3,289
    Sales and marketing.................................    3,289      4,395      7,391      9,143
    General and administrative..........................    2,402      1,929      4,623      4,137
    Restructuring charge................................       --         --        550         --
    Amortization of intangibles.........................    1,044        433      2,088      1,065
                                                          -------    -------    -------    -------
        Total operating expenses........................    8,486      8,254     17,995     17,634
                                                          -------    -------    -------    -------
Income (loss) from operations...........................   (1,146)       229       (105)     1,999

OTHER INCOME (EXPENSE)
    Research contracts, license fees and royalty
      income............................................      468        325        866        639
    Interest income.....................................       30          1         41          9
    Interest expense....................................     (345)      (549)      (682)      (598)
    Other...............................................      195         (8)       184       (358)
                                                          -------    -------    -------    -------
        Total other income (expense)....................      348       (231)       409       (308)
                                                          -------    -------    -------    -------
    Income (loss) before provision for income taxes and
      cumulative effect of change in accounting
      principle.........................................     (798)        (2)       304      1,691
    Provision for income taxes..........................       68         59        753        827
                                                          -------    -------    -------    -------
    Income (loss) before cumulative effect of change in
      accounting principle..............................     (866)       (61)      (449)       864
    Cumulative effect of change in accounting
      principle.........................................       --         --         --     (1,068)
                                                          -------    -------    -------    -------
Net loss................................................  $  (866)   $   (61)   $  (449)   $  (204)
                                                          =======    =======    =======    =======
Basic earnings (loss) per share before cumulative effect
  of change in accounting principle.....................  $  (.03)   $   .00    $  (.02)   $   .04
                                                          =======    =======    =======    =======

Diluted earnings (loss) per share before cumulative
  effect of change in accounting principle per share....  $  (.03)   $   .00    $  (.02)   $   .03
                                                          =======    =======    =======    =======

Basic and diluted cumulative effect of change in
  accounting principle per share........................  $    --    $    --    $    --    $  (.04)
                                                          =======    =======    =======    =======

Basic and diluted net loss per share....................  $  (.03)   $   .00    $  (.02)   $  (.01)
                                                          =======    =======    =======    =======
Weighted shares used in basic per share calculation.....   28,177     24,638     28,151     24,518
                                                          =======    =======    =======    =======
Weighted shares used in diluted per share calculation...   28,978     26,636     28,952     26,517
                                                          =======    =======    =======    =======

See accompanying notes to consolidated financial statements.

                               QUIDEL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS, UNAUDITED)

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
OPERATING ACTIVITIES:
  Net cash provided by operating activities.................  $ 1,625    $ 3,476

INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................   (2,827)    (2,101)
  Proceeds from sale of assets..............................      550         --
  Other.....................................................      165       (210)
                                                              -------    -------
    Net cash used for investing activities..................   (2,112)    (2,311)

FINANCING ACTIVITIES:
  Line of credit, net.......................................      650     (2,261)
  Payments on obligations under capital leases..............     (292)      (289)
  Net proceeds from issuance of common stock and warrants...      479      2,504
                                                              -------    -------
    Net cash provided by (used for) financing activities....      837        (46)

Effect of exchange rate fluctuations on cash and cash
  equivalents...............................................     (724)       126
                                                              -------    -------
Net increase in cash and cash equivalents...................     (374)     1,245
Cash and cash equivalents, beginning of period..............    1,901      4,672
                                                              -------    -------
Cash and cash equivalents, end of period....................  $ 1,527    $ 5,917
                                                              =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..................  $   676    $   667
                                                              =======    =======

  Cash paid during the period for income taxes..............  $    --    $    --
                                                              =======    =======

See accompanying notes to condensed consolidated financial statements.

                               QUIDEL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE L. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Quidel Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at June 30, 2001, and for the three-month periods and six-month periods ended June 30, 2001 and 2000, is unaudited. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.

    Reclassifications--Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2. COMPREHENSIVE LOSS

    The components of comprehensive loss are as follows (in thousands):

                                                 THREE MONTHS           SIX MONTHS
                                                     ENDED                 ENDED
                                                   JUNE 30,              JUNE 30,
                                              -------------------   -------------------
                                                2001       2000       2001       2000
                                              --------   --------   --------   --------
Net loss....................................  $  (866)    $ (61)    $  (449)    $(204)
Foreign currency translation adjustment.....     (241)      (40)       (724)      126
                                              -------     -----     -------     -----
Comprehensive loss..........................  $(1,107)    $(101)    $(1,173)    $ (78)
                                              =======     =====     =======     =====

NOTE 3. COMPUTATION OF EARNINGS PER SHARE

    Basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options and warrants. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants. Potentially dilutive shares have not been included for the three and six months ended June 30, 2001 and 2000 as their inclusion would be antidilutive.

                               QUIDEL CORPORATION

                                  (UNAUDITED)

NOTE 4. INVENTORIES

    Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                        JUNE 30,     DECEMBER 31,
                                                          2001           2000
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials........................................     $2,098        $3,293
Work-in-process......................................      1,192         2,053
Finished goods.......................................      2,785         3,092
                                                          ------        ------
                                                          $6,075        $8,438
                                                          ======        ======

NOTE 5. STOCKHOLDERS' EQUITY

    During the six months ended June 30, 2001, 122,722 shares of common stock were issued for the exercise of common stock options and 19,056 shares of common stock were issued in connection with the Company's Employee Stock Purchase Plan (the "ESPP"), resulting in proceeds to the Company of approximately
$0.5 million.

    On March 29, 2001, the Company's Board of Directors authorized the adoption of the Company 2001 Equity Incentive Plan (the "2001 Plan") and the concurrent termination of its 1988 Stock Incentive Plan and 1996 Non-Employee Directors Stock Options Plan (the "Prior Plans"). This was approved by a majority of the shareholders at the Company's annual shareholder meeting on May 23, 2001.

    On April 9, 2001 the Company's Board of Directors authorized an amendment to the ESPP to increase the number of shares of the Company's common stock available for issuance under the ESPP from 600,000 to 750,000 shares. This was approved by a majority of the shareholders at the Company's annual shareholder meeting on May 23, 2001.

    Under the 2001 Plan, 2.7 million shares of common stock (subject to antidilution adjustments) have been reserved for issuance. Options currently outstanding under the Prior Plans were unaffected by this approval.

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

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 changes the previous accounting definition of a derivative, expanding it to include embedded derivatives and many commodity contracts. Under SFAS No. 133, every derivative

                               QUIDEL CORPORATION

                                  (UNAUDITED)

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) instrument is recorded in the consolidated balance sheet at its fair value, and any changes in the derivative's fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

    The FASB has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement
No. 133." SFAS No. 138 amends certain provisions of SFAS No. 133. SFAS No. 138 is effective concurrently with SFAS No. 133, if SFAS No. 133 is not adopted prior to June 15, 2000. The adoption of SFAS No. 133, as amended, and SFAS
No. 138 did not have a material effect on the Company's financial statements.

    On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002. The Company is currently assessing the impact of adoption of SFAS No. 142.

NOTE 8. INDUSTRY AND GEOGRAPHIC INFORMATION

    The Company operates in one reportable segment. Sales to customers outside the United States (primarily Europe) totaled 23% for both the six months ended June 30, 2001 and 2000. As of June 30, 2001 and December 31, 2000, balances due from foreign customers were $4.7 million (unaudited) and $4.7 million, respectively.

    The Company had sales to individual customers in excess of 10% of net sales, as follows:

                                                               SIX MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
Customer:
A......................................................     18%           17%
B......................................................     11%           10%

    As of June 30, 2001, accounts receivable from one customer with a balance due in excess of 10% of total accounts receivable totaled $1.8 million while at December 31, 2000, accounts receivable from three customers with balances due in excess of 10% of total accounts receivable totaled $4.4 million.

                               QUIDEL CORPORATION

                                  (UNAUDITED)

NOTE 8. INDUSTRY AND GEOGRAPHIC INFORMATION (CONTINUED)
    For the six months ended June 30, 2001, the Company recorded revenue from domestic and foreign customers. The following presents net sales for the six months ended June 30, 2001 and 2000 and long-lived assets as of June 30, 2001 and December 31, 2000 by geographic territory:

                                                                       NET SALES
                                                                  -------------------
                                                                      SIX MONTHS
                                         LONG-LIVED ASSETS               ENDED
                                     --------------------------        JUNE 30,
                                      JUNE 30,     DECEMBER 31,   -------------------
                                        2001           2000         2001       2000
                                     -----------   ------------   --------   --------
                                     (UNAUDITED)                      (UNAUDITED)
United States Operations:
  Domestic.........................    $50,151        $51,611     $27,053    $29,428
  Foreign..........................         --             --       4,427      4,856
Foreign Operations.................        191            260       3,588      3,963
                                       -------        -------     -------    -------
Total..............................    $50,342        $51,871     $35,068    $38,247
                                       =======        =======     =======    =======

NOTE 9. RESTRUCTURING

    In the first quarter of 2001, the Company implemented a restructuring plan (the "Restructuring") of certain of its operations. The Restructuring included a workforce reduction of approximately 15 employees and closure of the Company's facilities in the United Kingdom ("UK"). In the first quarter of 2001, the Company recorded a restructuring charge of approximately $0.6 million related to the Restructuring. The significant components of the Restructuring were $0.5 million for employee severance costs and $0.1 million in closing costs related to the UK facility and related asset impairments.

NOTE 10. CASUALTY CLAIM

    In May, 2001, the Company experienced damage to its facility and certain inventory in San Diego, California as a result of a malfunction of the central circuitry of one of its warehouse freezers. Most significant was the loss of specialized reagents used in its inventory, valued at approximately
$1.1 million. Insurance was in place to cover damage to the Company's property and business interruption. On August 8, 2001 the Company and its insurance company agreed upon a settlement for damages. Subsequently, an amount of $4.1 million was paid to the Company, of which $1.1 million was recorded as a receivable as of June 30, 2001, related to the damaged inventory and is included in "Prepaid expenses and other current assets" in the accompanying June 30, 2001 condensed consolidated balance sheet. The remaining $3.0 million will be deferred pending final determination of costs of building repair, clean-up and other related charges and business interruption costs.

NOTE 11. SUBSEQUENT EVENT

    On July 27, 2001, the Company renewed its existing line of credit agreement. The existing terms, covenants and borrowing capacity remain unchanged, while the maturity date has been extended to June 30, 2002.

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

RESULTS OF OPERATIONS

NET SALES

    Net sales decreased 6% to $15.5 million for the second quarter of 2001 from $16.6 million for the second quarter of 2000 and decreased 8% to $35.0 million for the six months ended June 30, 2001 from $38.2 million for the six months ended June 30, 2000. The decrease for the three and six months ended 2001 as compared to the three and six months ended 2000 was primarily due to unusually high sales levels associated with the withdrawal of one of our competitors products from the market in 2000 offset by an increase of our influenza product sales which were new to the market in 2000.

GROSS PROFIT

    Gross profit increased to $8.2 million for the three months ended June 30, 2001 from $8.1 million for the three months ended June 30, 2000 and decreased to $17.2 million for the six months ended June 30, 2001 from $18.7 million for the six months ended June 30, 2000. Gross profit as a percentage of net sales decreased to 47% for the three months ended June 30, 2001 from 51% for the three months ended June 30, 2000, and was 51% for both the six months ended June 30, 2001 and the six months ended June 30, 2000. The changes for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 were primarily due to higher unit costs resulting from lower production volumes and underutilization of manufacturing capacity as well as increased utilities associated with the California energy crisis.

RESEARCH AND DEVELOPMENT EXPENSE

    Research and development expense increased to $1.8 million for the three months ended June 30, 2001 from $1.5 million for the three months ended
June 30, 2000 and was $3.3 million for both the six months ended June 30, 2001 and the six months ended June 30, 2000. Research and development expense as a percentage of net sales, increased to 11% for the three months ended June 30, 2001 from 9% for the three months ended June 30, 2000 and increased to 10% for the six months ended June 30, 2001 from 9% for the six months ended June 30, 2000. The increase is primarily attributable to costs incurred related to the Litmus organization, which was acquired in December 2000, offset by certain contract costs incurred in 2000, related to the development of two diagnostic tests to detect herpes simplex virus. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

SALES AND MARKETING EXPENSE

    Sales and marketing expense decreased to $3.3 million for the three months ended June 30, 2001 from $4.4 million for the three months ended June 30, 2000 and to $7.4 million for the six months ended June 30, 2001 from $9.1 million for the six months ended June 30, 2000. Sales and marketing expense as a percentage of net sales decreased to 21% for the three months ended June 30, 2001 from 27% for the three months ended June 30, 2000 and to 21% for the six months ended June 30, 2001 from 24% for the six months ended June 30, 2000. The decrease for both the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000 is primarily due to costs associated with the launch of the urinalysis product and the contract sales force employed to assist with the launch of the influenza products in 2000.

GENERAL AND ADMINISTRATIVE EXPENSE

    General and administrative expense increased to $2.4 million for the three months ended June 30, 2001 from $1.9 million for the three months ended
June 30, 2000 and to $4.6 million for the six months ended June 30, 2001 from $4.1 million for the six months ended June 30, 2000. General and administrative expense as a percentage of net sales increased to 15% for the three months ended June 30, 2001 from 12% for the three months ended June 30, 2000 and increased to 13% for the six months ended June 30, 2001 from 11% for the six months ended June 30, 2000. These increases were primarily due to increases in investor relations, legal and relocation expense.

RESTRUCTURING CHARGE

    In the first quarter of 2001, we implemented the Restructuring. The Restructuring included a workforce reduction of approximately 15 employees and closure of our facilities in the UK. In the first quarter of 2001, we recorded a restructuring charge of approximately $0.6 million. The significant components of the Restructuring are $0.5 million for employee severance costs and $0.1 million in closing costs related to the UK facility and related asset impairments.

AMORTIZATION OF INTANGIBLES

    Amortization of intangibles increased to $1.0 million for the three months ended June 30, 2001 from $0.4 million for the three months ended June 30, 2000 and to $2.1 million for the six months ended June 30, 2001 from $1.1 million for the six months ended June 30, 2000. These increases were due to an increase in intangible assets related to the acquisition of Litmus Concepts in December of 2000.

RESEARCH CONTRACTS, LICENSE FEES AND ROYALTY INCOME

    Research contracts, license fees and royalty income increased to $0.5 million for the three months ended June 30, 2001 from $0.3 million for the three months ended June 30, 2000 and to $0.9 million for the six months ended June 30, 2001 from $0.6 million for the six months ended June 30, 2000. The revenue for all periods is principally related to royalties received on a patented technology of ours utilized by a third-party.

INTEREST EXPENSE

    Interest expense for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000 relates primarily to interest incurred on the line of credit and obligations under capital leases.

INCOME TAXES

    Income tax provision was $0.1 million for both the three months ended
June 30, 2001 and the three months ended June 30, 2000. The income tax provision was $0.8 million for both the six months ended June 30, 2001 and the six months ended June 30, 2000.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    We changed our accounting policies to implement the effects of the SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which resulted in a cumulative effect of a change in accounting principle of $1.1 million for the first quarter of 2001. We implemented SAB 101 in the fourth quarter of 2000 by restating our first three quarters of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal sources of liquidity have historically been cash flow from operations and borrowings under our lines of credit. Cash flow from operations and borrowings under our line of credit are expected to continue to be our sources of liquidity. Our principal requirements for cash have been repayment of borrowings under our lines of credit and capital expenditures.

    Cash provided by operating activities was $1.6 million for the six months ended June 30, 2001 and $3.5 million for the six months ended June 30, 2000 and consisted of funding our net losses, less non-cash amortization and depreciation of $4.4 million for the six months ended June 30, 2001 and $3.2 million for the six months ended June 30, 2000, a decrease in receivables of $1.7 million for the six months ended June 30, 2001 compared to an increase of $1.9 million for the six months ended June 30, 2000, a decrease in inventories of $2.0 million for the six months ended June 30, 2001 compared to an increase of $0.3 million for the six months ended June 30, 2000, an increase in prepaid and other assets of $2.0 for the six months ended June 30, 2001, compared to an increase of $0.7 million for the six months ended June 30, 2000, a decrease in accounts payable of $2.4 million for the six months ended

June 30, 2001 compared to an increase of $0.1 million for the six months ended June 30, 2000, a decrease in accrued payroll and related expenses of $0.4 million for the six months ended June 30, 2001 compared to an increase of $0.1 million for the six months ended June 30, 2000, and a decrease in other accrued liabilities of $1.7 million for the six months ended June 30, 2001 compared to an increase of $1.1 million for the six months ended June 30, 2000.

    Cash used for investing activities was $2.1 million for the six months ended June 30, 2001 and $2.3 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, the amount consisted primarily of cash used in connection with purchases of property and equipment of $2.8 million, offset by proceeds from sale of inventory and property and equipment of $0.6 million. For the six months ended June 30, 2000 the amount consisted primarily of cash used in connection with purchases of property and equipment of $2.1 million. Cash provided by financing activities was $0.8 million for the six months ended
June 30, 2001 and $0.0 million for the six months ended June 30, 2000. For the six months ended June 30, 2001 the amount consisted of net borrowings under our line of credit of $0.7 million, proceeds from issuance of common stock of $0.5 million, offset by payments on capital leases of $0.3 million. For the six months ended June 30, 2000 the amount consisted of the net payments on our line of credit of $2.3 million offset by proceeds from issuance of common stock and warrants of $2.5 million and payments on capital leases of $0.3 million.

    As of June 30, 2001, our outstanding indebtedness included $10.9 million under capital leases (primarily our San Diego facility) and $3.9 million of borrowing under lines of credit. Our line of credit provides for a maximum availability of $7.5 million, bore interest at 9.5% at June 30, 2001, matures in June 2002 and is secured by our inventory, accounts receivable and fixed assets. We currently have $3.6 million available to borrow under this line of credit. This line of credit agreement contains certain customary customary covenants restricting our ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity.

    We plan approximately $4.0 million in capital expenditures for the next six months. The primary purpose for our capital expenditures is manufacturing equipment, facilities improvements and information technology. We plan to fund these capital expenditures with cash flow from operations and borrowings under our existing credit facility. We have no material commitments with respect to such planned expenditures as of the date of this filing.

    We also intend to continue searching for acquisition and technology licensing candidates. As such, we may need to incur additional debt, or sell additional equity, to successfully complete these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on the current cash position and the current assessment of future operating results, we believe that our existing sources of liquidity will be adequate to meet operating needs during the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 changes the previous accounting definition of a derivative, expanding it to include embedded derivatives and many commodity contracts. Under SFAS
No. 133, every derivative instrument is recorded in the consolidated balance sheet at its fair value, and any changes in the derivative's fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement

No. 133," SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

    On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002. The Company is currently assessing the impact of adoption of SFAS No. 142.

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

    The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will will vary as interest rates increase or decrease. Based on our market risk sensitive instruments outstanding at June 30, 2001 and December 31, 2000, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE AS A RESULT OF FACTORS WHICH ARE OUTSIDE OUR CONTROL, AND THIS COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

    Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. The market price of our common stock has fluctuated substantially in the past. Between June 30, 2000 and June 30, 2001, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $3.00 to a high of $7.25. We expect the market price of our common stock to continue to experience significant fluctuations in the future in response to a variety of factors, including fluctuation in our operating results.

    For the six months ended June 30, 2001, revenues decreased $3.1 million to $35.1 million from $38.2 million for the six months ended June 30, 2000. We had income before income taxes of $0.3 million for the six months ended June 30, 2001 compared to income before income taxes and certain nonrecurring items of $1.7 million for the six months ended June 30, 2000. The difference was primarily due to unusually high sales levels associated with the withdrawal of one of our competitors products from the market in 2000, as well as increased amortization expense in 2001 due to our recent acquisitions. Revenues grew in fiscal 2000 over calendar 1999 from approximately $52.2 million to approximately $68.4 million. We had a net loss in fiscal 2000, before benefit for income taxes and certain nonrecurring items, of approximately $4.8 million, versus net income up to $0.2 million for calendar 1999. The difference was primarily due to a more significant write-off acquired in-process research and development in 2000, as compared to 1999, higher revenues associated with the completion of a multi-year rapid diagnostic test development program in 1999, increased amortization expense in 2000 due to our recent acquisitions, and increases in interest expense and decreases in interest income due to increases in our revolving line of credit to partially finance two acquisitions. We may not continue our revenue growth or achieve profitability. Operating results may continue to fluctuate, in a given quarter or annual period, from prior periods as a result of a number of factors, many of which are outside of our control.

    Other factors which are beyond our control and which could affect our results in the future include:

    - seasonal fluctuations in our sales of Strep throat and influenza tests, which are generally highest in fall and winter, thus resulting in generally lower operating results in the second and third calendar quarter and higher operating results in the first and fourth calendar quarters;

    - changes in the level of competition, such as would occur if one of our larger and better financed competitors introduced a new product to compete with one of our products;

    - changes in economic conditions in our domestic and international markets, such as economic downturns, reduced consumer demand, inflation and currency fluctuations, particularly as we expand into markets outside Western Europe where economic conditions may differ from those prevailing at given times among developed nations;

    - delays in shipments of our products to customers or from suppliers which could result in manufacturing difficulties such as our unexpected freezer malfunction or from unexpected large customer orders which could strain our manufacturing resources; and

    - changes in sales levels, since a significant portion of our costs are fixed costs with the result that relatively higher sales could likely increase profitability but relatively lower sales would reduce revenue but would not reduce costs by the same proportion, and hence could cause operating losses.

OUR OPERATING RESULTS MAY ALSO FLUCTUATE AS A RESULT OF FACTORS WHICH WE DO CONTROL, SUCH AS INTRODUCING NEW PRODUCTS OR DEVELOPING NEW MARKETS. WE MAY HAVE TO EXPEND CONSIDERABLE RESOURCES IN ORDER TO PURSUE THESE STEPS, AND THIS COULD HAVE A NEGATIVE EFFECT ON OUR PROFITS.

    We must change the mix of products we sell from time to time. For example, while we do not presently have major products that are nearing the end of their life cycle, we may in the future be required to replace aging products. We also attempt to focus on products with relatively higher margins. The development, manufacture and sale of our diagnostic products require a significant investment of resources. We may incur increased operating expenses as a result of our increased investment in sales and marketing activities, manufacturing scale-up and new product development associated with our efforts to:

    - expand our business line;

    - take advantage of the new platform we obtained when we acquired Litmus Concepts;

    - develop products with higher margins, such as our proposed Herpes Simplex Virus antibody test, our microassay to measure bone resorption, and our test for trichomoniasis; and

    - expand our business geographically.

    The funds for these projects came primarily from our business operations, and also a small working capital line of credit. If our business slows, as we become less profitable, and as a result have less money available to fund research and development, we will have to decide at that time which programs to cut, and by how much. This decision will be based on a number of factors, including the amount of the funding shortfall, how promising a particular project appears to be, and how close the project is to being available commercially. Our earnings will be adversely affected if our sales and gross profits do not correspondingly increase, or if our product development efforts are unsuccessful or delayed. Development of new markets also requires a substantial investment of resources, such as new employees, offices and manufacturing facilities, and if adequate financial, personnel, equipment or real estate resources are not available we may be required to delay or scale back market developments.

UNEXPECTED SIGNIFICANT INCREASES IN DEMAND FOR OUR PRODUCTS COULD REQUIRE US TO SPEND CONSIDERABLE RESOURCES TO MEET THE DEMAND, OR HARM OUR CUSTOMER RELATIONSHIPS IF WE ARE UNABLE TO MEET DEMAND.

    If we experience unexpected significant increases in the demand for our products, we may be required to expend additional capital resources to meet these demands. These capital resources could involve the cost of new machinery, or even the cost of new manufacturing facilities. This would increase our capital costs, which could affect our earnings. If we are unable to develop necessary manufacturing capabilities, our sales could be adversely affected. Failure to increase production volumes, if required, in a cost-effective manner, or lower than anticipated yields or production problems encountered as a result of changes we may make in our manufacturing processes to meet increased demand, could result in shipment delays as well as increased manufacturing costs, which could also have a material adverse effect on our sales.

    Unexpected increases in demand for our products could also require us to obtain additional raw materials in order to manufacture products to meet the demand. The majority of raw materials and purchased components used to manufacture our products are readily available. However, some of these materials are currently obtained from a sole supplier or a limited group of suppliers. For example, our nitro cellulose which is part of the Pregnancy and Group A Strep products, as well as certain plastics, which serve as housings for the majority of our diagnostic test strips are sole sourced. We have long term supply agreements with these vendors. The reliance on sole or limited suppliers and the failure to maintain long-term agreements with other suppliers involve several risks, including the inability to obtain an adequate supply of raw materials and components and reduced control over pricing, quality and timely delivery. Although we attempt to minimize our supply risks by maintaining an inventory of raw materials and continuously evaluating other sources, any interruption in supply could have a material adverse effect on our sales or cost of sales.

    In November 2001, we plan to begin manufacturing our urinalysis products in Marburg, Germany. Currently, we contract with a third party to manufacture these products. Any delays or problems encountered in the integration of this process could result in shipment delays and increased manufacturing costs and could have a material adverse effect on our results of operations.

THE LOSS OF KEY DISTRIBUTORS OR AN UNSUCCESSFUL EFFORT TO DIRECTLY DISTRIBUTE OUR PRODUCTS COULD LEAD TO REDUCED SALES.

    Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 46% and 40% of our net sales for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively. While we believe our relationship with our distributors is good, the loss of a major distributor may have an adverse effect on our sales. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, many distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

WE MAY NOT ACHIEVE MARKET ACCEPTANCE OF OUR PRODUCTS AMONG PHYSICIANS AND OTHER HEALTH CARE PROVIDERS, AND THIS WILL HAVE A NEGATIVE EFFECT ON FUTURE SALES GROWTH.

    A large part of our business is based on the sale of rapid point-of-case diagnostic tests that physicians and other health care providers can administer in their own facilities without sending samples to laboratories. Thus, clinical reference laboratories and hospital-based laboratories are significant competitors for our products, and provide many of the diagnostic tests used by physicians and other healthcare providers. Our market share in fiscal 2000 for some of our key products was 58% in pregnancy tests, 40% in Strep A tests and 20% for influenza tests. Our future sales depend on, among other matters, the capture of sales from these laboratories by achieving market acceptance from physicians and other health care providers. If we do not capture sales at the levels we have budgeted for, our sales may not grow as much as we hope and the costs we have incurred will be disproportionate to our sales levels. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other health care providers may resist changing their established source for these tests.

INTENSE COMPETITION WITH OTHER MANUFACTURERS OF POINT-OF-CARE DIAGNOSTIC PRODUCTS MAY REDUCE OUR SALES.

    In addition to competition from laboratories, our point-of-care diagnostic tests compete with similar products made by our competitors. We have a large number of multinational and regional competitors making investments in competing technologies, including several large pharmaceutical and diversified health care companies. These competitors include Abbott Laboratories, Beckman Coulter Primary Care, and Becton Dickinson. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective than ours, or are cheaper, our sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

TO REMAIN COMPETITIVE WE MUST CONTINUE TO DEVELOP OR OBTAIN PROPRIETARY TECHNOLOGY RIGHTS; OTHERWISE, OTHER COMPANIES MAY INCREASE THEIR MARKET SHARE BY SELLING PRODUCTS THAT COMPETE WITH OUR PRODUCTS.

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

    We have a license agreement with Becton Dickinson related to our Pregnancy and Group Strep A products, which accounted for 35% and 36% and 29% and 25% of our business for the six months ended June 30, 2001 and the year ended
December 31, 2000, respectively. The license is due to expire in 2004. Our ability to obtain patents and licenses, and their benefits, are uncertain. We have 212 issued patents and approximately 60 applications are pending. Our patents have expiration dates from 2002 to 2017. There are no patents which are expiring in the near term which we consider material to our business. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. Further, we have patents issued in Canada, Germany, France, United Kingdom, Italy, Spain, Australia, Belgium, Korea, Norway, Lithuania, The Netherlands, Austria, Switzerland, Sweden and South Africa. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms.

WE MAY BE INVOLVED IN INTELLECTUAL PROPERTY INFRINGEMENT DISPUTES WHICH ARE COSTLY AND COULD LIMIT OUR ABILITY TO USE SOME TECHNOLOGIES IN THE FUTURE.

    There are a large number of patents and patent applications in our product areas, and we believe, based on experience and published reports, that litigation in our industry regarding patent and other intellectual property rights is prevalent. We are not currently involved in any litigation in this area, but our involvement in litigation to determine rights in proprietary technology could adversely affect our sales because:

    - in common with any major litigation, it would likely consume a substantial portion of managerial and financial resources;

    - because of the developing state of the law in this area in this country and around the world, its outcome would be uncertain and a court may find the third-party claims valid and that we have no successful defense to such claims;

    - an adverse outcome could subject us to significant liability in the form of penalties, special and punitive damages, or future royalty payments affecting our future earnings;

    - failure to obtain a necessary license upon an adverse outcome could prevent us from selling our current products or other products we may develop; and

    - because of the developing state of the law, protection of our rights may not be available under the law or may be inadequate.

THE UNCERTAINTY AND COST OF REGULATORY APPROVAL FOR OUR PRODUCTS MAY HAVE A NEGATIVE EFFECT ON OUR PROFITABILITY.

    The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The FDA regulates all of our products except Heska, which is regulated by the U.S. Department of Agriculture. Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products. However, complying with laws and regulations of these regulatory agencies can be a lengthy, expensive and uncertain process making the timing and costs of approvals difficult to predict. Our FDA regulated products are categorized as Class I, II and III medical devices, depending on the level of regulation that the FDA believes is necessary to establish safety and efficacy. Depending on the classification of the device, these products need to have either 510(k) or premarket approval prior to distribution. The 510(k) process requires us to submit extensive clinical data, and can take at least three to six months before approval is granted. The premarket approval application must be supported by valid scientific evidence demonstrating the safety and effectiveness of the device, typically including the results of clinical investigations, trials, and laboratory and animal studies. This process can take several years, and is expensive and uncertain. We currently have one pending 510(K) FDA application, which was filed May 2001, and no premarket approvals pending. Our products are also subject to testing under the Clinical Laboratory Improvement Act of 1988, which regulates laboratories and includes quality control, proficiency testing of personnel, personnel standards and physical inspections. We have two applications pending under this statute, which were filed in May 2001 and in 1999, respectively. While we have not to date experienced any unexpected action by any governmental regulatory body, our sales would be negatively affected by delays in the receipt of or failure to receive approvals or clearances, the loss of previously received approvals or clearances or the placement of limits on the use of the products.

WE ARE SUBJECT TO NUMEROUS GOVERNMENT REGULATIONS IN ADDITION TO FDA REGULATION, COMPLIANCE WITH CHANGES IN WHICH COULD INCREASE OUR EXPENSES.

    In addition to the FDA and other regulations described in the previous paragraph, numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances impact our business operations. If these laws change, are amended, or are added to, the costs of compliance with these laws could substantially increase our costs. While we believe we currently are in compliance with these laws, compliance with any future modifications of these laws or laws regulating the manufacture and marketing of our products could result in substantial costs and loss of sales or customers. Because of the number and extent of the laws and regulations affecting our industry, and the number of governmental agencies whose actions could affect our operations, it is impossible to reliably predict the full nature and impact of future legislation or regulatory developments relating to our industry. To the extent the costs and procedures associated with meeting new requirements are substantial, our business and results of operations could be adversely affected.

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS THAT MAY RESULT IN UNEXPECTED AND SUBSTANTIAL CLAIMS AGAINST US RELATING TO HANDLING, STORAGE OR DISPOSAL.

    Our research and development and manufacturing activities involve the controlled use of hazardous materials, including chemicals and biological materials such as dimethyl sulfate, sodium nitrite, acetaldehyde, acrylamide, potassium bromate and radionuclides. The risk of accidental contamination or injury from these materials cannot be completely eliminated. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. These regulations include federal statutes popularly known as CERCLA, RCRA and the Clean Water Act. Compliance with these laws and regulations is expensive. If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations, these future environmental regulations could impair our research, development or production efforts by imposing substantial costs on our business. In addition, because of the nature of the penalties provided for in some of these environmental regulations, we could be required to pay substantial fines, penalties or damages in the event of noncompliance with environmental laws or the exposure of individuals to hazardous materials. Further, any accident could partially or completely shut down our research and manufacturing facilities and operations.

OUR SALES COULD BE AFFECTED BY THIRD-PARTY REIMBURSEMENT POLICIES AND POTENTIAL COST CONSTRAINTS.

    We sell many of our products to physicians and other health care providers. They will not use our products if they do not get reimbursed for the cost by their patients' health care insurers or payors, such as Blue Cross, Blue Shield, Medicare, or other public or private health care programs. Our sales could be adversely affected by changes in reimbursement policies of these governmental or private health care payors. In the U.S., health care providers such as hospitals and physicians that purchase diagnostic products generally rely on third party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including our products. Given the efforts to control and reduce health care costs in the U.S. in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may reduce the demand for our products or our ability to sell our products on a profitable basis.

IF WE ARE NOT ABLE TO MANAGE OUR GROWTH STRATEGY, AND IF WE EXPERIENCE DIFFICULTIES INTEGRATING ACQUIRED COMPANIES OR TECHNOLOGIES AFTER THE ACQUISITION, OUR EARNINGS MAY BE ADVERSELY AFFECTED.

    We recently acquired two businesses, Litmus Concepts and a division of Dade Behring Marburg Gmbh. Our business strategy contemplates further increased growth in the number of employees, the scope of operating and financial systems and the geographic area of our operations, including further expansion outside the United States, as new products are developed and commercialized. We may experience difficulties integrating our own operations with those of companies or technologies that we have acquired or we may acquire, and as a result we may not realize our anticipated benefits and cost savings within our expected time frame, or at all. Because we do not have a large executive staff, future growth may also divert management's attention from other aspects of our business, and will place a strain on existing management, as well as on our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and our sales and earnings could be adversely affected.

OUR BUSINESS COULD BE NEGATIVELY AFFECTED BY THE LOSS OF KEY PERSONNEL OR OUR INABILITY TO HIRE QUALIFIED PERSONNEL.

    Our future success depends in part on our ability to retain our key technical, sales, marketing and executive personnel and our ability to identify and hire additional qualified personnel. Competition for these personnel is intense, both in the industry in which we operate and also in the geographic area (Northern San Diego County) where our headquarters and many of our operations are located. If we are not able to retain existing key personnel, or identify and hire additional qualified personnel, our business could be negatively impacted. Although we currently experience relatively low rates of turnover for our management and key personnel, the rate of turnover may increase in the future. In addition, we expect to further grow our operations, and our needs for additional management and other key personnel will increase.

WE ARE EXPOSED TO BUSINESS RISKS WHICH, IF NOT COVERED BY INSURANCE, COULD HAVE AN ADVERSE EFFECT ON OUR PROFITS.

    We maintain insurance which we believe is appropriate to protect us against the kinds of insurable risks, such as product liability claims or business interruptions, that companies of our size and companies in our industry typically insure against. However, there is a risk that claims may be made against us for types of damages, or for amounts of damages, that are not covered by our insurance. For example, there is a risk of product liability claims arising from our testing, manufacturing and marketing of medical diagnostic devices, both those currently being marketed as well as those under development. We currently have a product liability policy providing coverage up to $10 million, and our claims to date have not been material. However, it is possible that potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, if we are held liable, our existing insurance may not be renewed at the same cost and level of coverage as presently in effect, or may not be renewed at all. If we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, whether arising out of product liability matters or from some other matter, that claim could have a material negative effect on our results of operations.

WE FACE RISKS RELATING TO OUR INTERNATIONAL SALES AND FOREIGN OPERATIONS, INCLUDING THE RISK OF CURRENCY FLUCTUATIONS, WHICH COULD INCREASE OUR COSTS OR STIFLE OUR GROWTH OPPORTUNITIES.

    Our products are sold internationally, primarily at this time to customers in Western Europe, including Germany and Italy, and also Poland. Sales to foreign customers accounted for 23% and 25% of our net sales for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively, and are expected to continue to account for a significant percentage of our net sales. For example, our business strategy calls for the launch of a worldwide basis of our proposed herpes simplex virus antibody rapid diagnostic test, and marketing our influenza test on a worldwide basis. Moreover, while we do not currently manufacture any product overseas, we do have our urinalysis product manufactured for us by a third party in Germany and in November 2001, we will commence manufacture of these products in Germany ourselves. International sales and manufacturing operations are subject to inherent risks which could increase our costs and stifle our growth opportunities. These risks include:

    - exposure to currency exchange fluctuations, such as a 7% drop in the value of the German and Italian currencies against the U.S. dollar during fiscal 2000;

    - longer payment cycles and greater difficulty in accounts receivable collection;

    - compliance with multiple foreign laws, tariffs or other barriers as we continue to expand into new countries and geographic regions;

    - difficulties in obtaining export licenses;

    - reduced protection for, and enforcement of, intellectual property rights, particularly as we expand our business beyond Europe;

    - political and economic instability in some of the regions that we may expand into in the future; and

    - potentially adverse tax consequences.

    Even that portion of our international sales which is negotiated for and paid in U.S. dollars is subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products and our anticipated foreign operations, as could changes in the general economic conditions in those markets. In fiscal 2000, for example, the value of the German and Italian currencies dropped 7% against the U.S. dollar. To date, we have not reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, however, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations. Although we do not currently hedge against exchange rate fluctuations, any measures we take to hedge against exchange rate fluctuations may not adequately protect us from their potential harm.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

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

FUTURE SALES BY EXISTING STOCKHOLDERS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT MORE DIFFICULT FOR US TO SELL STOCK IN THE FUTURE.

    Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our securities and impair our ability to complete equity financings. In addition to the shares to be sold in this offering, we have outstanding the following shares of common stock:

    - Approximately 25.0 million shares of common stock that have been issued in registered offerings and are freely tradable in the public markets.

    - Approximately 3.2 million shares of common stock currently eligible for resale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended.

    - In addition, approximately 5.3 million shares of common stock are issuable upon exercise of stock options outstanding as of June 30, 2001 under our various stock option plans at a weighted average exercise price of $4.18 per share.

    - We have in effect registration statements under the Securities Act registering approximately 6.5 million shares of common stock reserved under our employee stock option and purchase plans.

    - We have in effect a registration statement under the Securities Act registering approximately 1.0 million shares of common stock issuable upon exercise of warrants, which warrants are themselves freely tradeable.

    We are unable to estimate the number of shares of common stock that may actually be resold in the public market since this will depend upon the market price for the common stock, the individual circumstances of the sellers and other factors. We also have a number of individual institutional stockholders that own significant blocks of our common stock. If these stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders was held on May 23, 2001. All of the Company's directors nominated for election as stated in the Company's Proxy Statement were elected as follows:

DIRECTOR NOMINEE                      VOTES IN FAVOR   VOTES WITHHELD   VOTES ABSTAINING
----------------                      --------------   --------------   ----------------
Richard C.E. Morgan.................    22,877,196      970,216                   --
Andre De Bruin......................    22,875,696      971,716                   --
John D. Diekman.....................    22,877,196      970,216                   --
Thomas A. Glaze.....................    22,877,686      969,726                   --
S. Wayne Kay........................    22,876,696      970,716                   --
Margaret G. McGlynn.................    22,877,336      970,076                   --
Mary Lake Polan.....................    22,877,196      970,216                   --
Faye Wattleton......................    22,874,139      973,093                   --

    All of the Company's proposals as stated in the Company's Proxy Statement were approved as follows:

PROPOSAL DESCRIPTION                                   VOTES IN FAVOR   VOTES AGAINST   VOTES ABSTAINING
--------------------                                   --------------   -------------   ----------------
Amendment to the 1983 Employee Stock Purchase Plan to
  increase by 150,000 the number of shares of the
  Company's Common Stock available under the Plan....    14,360,161         456,734          62,969

Proposal to approve the adoption of the Company's
  2001 Equity Incentive Plan and the reservation of
  2,700,000 shares of the Company's Common Stock for
  issuance thereunder................................    12,200,399       2,599,143          80,322

ITEM 5. OTHER INFORMATION

    Effective as of August 14, 2001, we have promoted S. Wayne Kay to President and Chief Executive Officer. Andre de Bruin, who has served as our Vice Chairman and Chief Executive Officer, will serve as our Executive Chairman succeeding Richard C.E. Morgan who will continue to serve as a Director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
NUMBER
-------
          2.1           Agreement and Plan of Merger, as amended, dated as of
                        October 30, 2000, among Litmus Concepts, Inc., Quidel
                        Corporation and Litmus Acquisition Corporation (Incorporated
                        by reference to Exhibit 2.1 to the Registrant's Form 8-K
                        filed on December 22, 2000.)

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

EXHIBIT
NUMBER
-------
        10.11           Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company.
                        (Incorporated by reference to Exhibit 10.20 to the
                        Registrant's Form 10-K for the year ended March 31, 1997.)

        10.12           Employment agreement dated June 9, 1998 between the
                        Registrant and Andre de Bruin. (Incorporated by reference to
                        Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)

        10.13           Stock Option Agreement dated June 9, 1998 between the
                        Registrant and Andre de Bruin. (Incorporated by reference to
                        Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)

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

        10.20           Form of Asset Sale Agreement --
                        Rapignost-Registered Trademark- Urine Test Strip Business.
                        (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)

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

        10.22           Form of Single Tenant Absolute Net Lease. (Incorporated by
                        reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)

        10.23           Form of Indemnification Agreement -- Corporate Officer
                        and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended
                        June 30, 2000.)

        10.24           Quidel Corporation 1998 Stock Incentive Plan. (Incorporated
                        by reference to Appendix B to the Registrants Definitive
                        Proxy Statement for the 1998 Annual Meeting of the
                        Stockholders filed on July 8, 1998.)

EXHIBIT
NUMBER
-------
        10.25           Quidel Corporation 2001 Equity Incentive Plan. (Incorporated
                        by reference to Appendix B to the Registrants Definitive
                        Proxy Statement for the 2001 Annual Meeting of the
                        Stockholders filed on April 17, 2001.)

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

                                                     QUIDEL CORPORATION

Date: August 14, 2001                                /s/ S. Wayne Kay
                                                     ----------------------------------------
                                                     S. Wayne Kay
                                                     President and Chief Executive Officer and
                                                     Secretary and authorized signatory

                                                     /s/ Michael Beck
                                                     ----------------------------------------
                                                     Michael Beck
                                                     Corporate Controller
                                                     (Principal Accounting Officer)