Form 10-K/A
period 2000-12-31
QUIDEL CORP /DE/
filed 2001-09-24
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
FORM 10-K/A

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twelve months ended December 31, 2000

Commission File Number: 0-10961

QUIDEL CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction or incorporation or organization)	325410 (Standard Industrial Classification)	94-2573850 (I.R.S. Employer Identification No.)
10165 McKellar Court San Diego, California (Address of principal executive offices)		92121 (zip code)

Registrant's telephone number, including area code (858) 552-1100

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Preferred Shares Purchase Rights

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on March 12, 2001, was $94,257,698.

    As of March 12, 2001, 28,068,517 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(To the Extent Indicated Herein)

    Registrant's Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2001 Annual Meeting of Stockholders held on May 23, 2001 is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K/A.

Part I

Item 1. Business

    In this section, all references to "we," "our," and "us" refer to Quidel.

    We are a worldwide leader in developing, manufacturing and marketing point-of-care ("POC") rapid diagnostic tests for the detection and management of a variety of medical conditions and illnesses. This leadership position includes a 58%, 40% and 20% market share in Pregnancy, Strep A and Influenza products, respectively. These products provide health care professionals and consumers with accurate and cost-effective diagnostic information at the POC. We sell our products to professionals for use in physician's offices, hospitals, clinical laboratories, and wellness screening centers. We also manufacture a line of products that we sell to consumers through distribution partners and organizations that provide store branded products. We focus our products substantially on women and family health in areas such as reproduction, infectious diseases, general health screening and diseases associated with the elderly.

    We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1984. The product base has expanded through internal development and acquisitions of other products. The product areas are pregnancy and ovulation, infectious disease, autoimmune diseases, osteoporosis and urinalysis, for professional, research and home use.

    We market our products in the United States of America (U.S.) through a network of national and regional distributors, supported by a direct sales force. In Europe and the rest of the world, we sell and market from regionally based subsidiaries in the United Kingdom, Italy and Germany and through sales representation in Australia (encompassing the Pacific Rim) and Latin America and other international locations by channeling products through distributor organizations and sales agents.

    Our executive offices are located at 10165 McKellar Court, San Diego, California 92121, and our telephone number is (858) 552-1100.

Recent Developments

    In August 2000, we received Premarket Approval (PMA) from the U.S. Food and Drug Administration (FDA) to sell the QUS™-2 Calcaneal Ultrasonometer (QUS-2). The QUS-2 is a portable device that uses ultrasound to assess the density (or quality) of bone in the heel of a person's foot. Physicians can use the quantitative results from the QUS-2 to aid in diagnosing osteoporosis and determining the risk of atraumatic (fragility) fractures associated with this common "brittle bone" disease.

    In October 2000, we received notification from the FDA that Clinical Laboratory Improvement Act of 1988 (CLIA) waiver had been granted for our QuickVue® Influenza test. CLIA-waiver allows a broader base of approximately 100,000 physicians access to the use of the product. We also introduced the QuickVue® Influenza test over-the-counter to consumers in the United Kingdom, Germany and Italy.

    In December 2000, we acquired Litmus Concepts, Inc. (Litmus), a privately-owned, in vitro diagnostics company that has an innovative and proprietary technology platform and unique products for women's health. We issued approximately 3.2 million shares of our common stock, worth approximately $17.3 million, to acquire Litmus.

    In December 2000, we announced that S.Wayne Kay had joined us as President and Chief Operating Officer reporting to André de Bruin, effective January 1, 2001. André de Bruin continues in his role of Chief Executive Officer and Vice Chairman of the Board of Directors.

    Also in December 2000, our San Diego operations received formal ISO 9001 certification for our quality management systems. ISO 9001 certification is officially recognized by European and North

American authorities and is accepted worldwide, and is expected to become a requirement for doing business in the European Union in the future.

    We changed our accounting policies to implement the effects of the SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" which resulted in a cumulative effect of a change in accounting principle of $1.1 million during fiscal year 2000. We implemented SAB 101 in the fourth quarter of 2000 by restating our first three quarters of 2000 (see accompanying consolidated financial statements).

    In the first quarter of 2001, we implemented an expense reduction plan (the "Reduction Plan"). The Reduction Plan included a workforce reduction of approximately 15 employees and closure of our facilities in the United Kingdom. In the first quarter of 2001, we expect to incur a restructuring charge of approximately $0.6 million related to the Reduction Plan. The significant components of the Reduction Plan are expected to be $0.4 million for employee severance costs and $0.2 million in closing costs related to the United Kingdom facility. The Reduction Plan is expected to be completed as of the end of the first quarter March 31, 2001.

Diagnostic Test Kit Industry Overview
The Overall Market for In-Vitro Diagnostics

    The worldwide market for in vitro diagnostic (IVD) products is estimated at approximately $20.0 billion and is segmented by the particular technology test platform. The largest segments are instrument-based clinical chemistry and immunodiagnostics testing, which account for approximately 25% and 30% of the total IVD market, respectively. Geographically, approximately 40% of the IVD revenues are generated in the U.S., while Europe, Japan and the rest of the world account for approximately 33%, 13% and 14%, respectively.

    Customers for IVD products are primarily large centralized laboratories, either independent reference laboratories or hospital-based facilities. In the U.S., these central laboratories represent less than 10% of total number of testing facilities, but account for 70% of test volume and 80% of revenues.

    The centralized diagnostic testing process typically involves obtaining a specimen sample of blood, urine or other fluid from the patient and sending the sample from the health care provider's office or hospital unit to a central laboratory. In a typical visit to the physician's office, the patient is tested then usually sent home and often receives the results several hours or days later. The result of this process is that the patient may leave the physician's office without confirmation of the diagnosis and the opportunity to begin in more effective immediate care.

    Three basic factors have driven the market for central laboratory testing: 1) technical requirements for accurate testing often require sophisticated and expensive equipment; 2) the cost to run a test on large scale instruments is low; and 3) the CLIA and subsequent Health Care Financing Administration regulations which subject all laboratories, regardless of size, to strict standards and licensing requirements. Many physicians and smaller laboratories found these regulations prohibitively expensive and reduced testing at the point of care. Although this trend is slowly reversing, these factors have led to the current dominance of centralized laboratories in diagnostic testing.

    The over-the-counter (OTC) market for IVD self-testing has not been affected by these trends. The U.S. OTC market is estimated to grow to $3.5 billion by 2003. Two test categories, pregnancy and glucose monitoring for diabetes, dominate this market.

The Point-of-Care Market

    POC testing for certain diagnostic parameters has become an accepted adjunct to central laboratory and self-testing. The POC market is comprised of two general segments: hospital testing (Emergency Rooms and bedside) and decentralized testing in non-institutional settings. Hospital POC testing is accepted and growing, and is generally an extension of the hospital's central laboratory and is often instrument-based. The largest segments of rapid turnaround POC diagnostics include tests for urinalysis, strep throat and pregnancy.

    Out-of-hospital testing sites consist of physician's office laboratories, nursing homes, pharmacies and other non-institutional, ambulatory settings in which healthcare providers perform diagnostic tests. The decentralized POC market encompasses a large variety of IVD products ranging from moderate sized instrumented diagnostic systems serving larger group practices to single-use, disposable tests for smaller practice physicians' offices. POC testing out-of-hospital is increasing in popularity due to its clinical benefit and cost-effectiveness.

    The rapid non-instrument-based POC market is estimated to have manufacturers realized revenue of approximately $345 million. The growth in POC testing is in part the result of evolving technological improvements creating easy-to-use, high quality tests capable of being excluded from CLIA regulations (CLIA-waived), and thereby available to an estimated 100,000 physician offices. In 1998, 93% of family practice physicians reported providing some level of POC tests in their offices and the number of physicians using the CLIA-waived POC tests is increasing by approximately 500 physicians per year.

Business Strategy

    We believe that the trend among health care providers to adopt POC testing is increasing, and demographic changes, reimbursement policies and manageable regulations, and the availability of clinically valuable tests will increase growth in this diagnostic category. More and more employers, health plans, and payors are recognizing that POC testing is the most cost-effective means for improving the quality of care and patient satisfaction. Continuous improvements in technology are resulting in a growing number of new diagnostic tests that combine high levels of accuracy with rapid, easy-to-use product formats. It is our mission to establish a significant global leadership position in out-of-hospital POC rapid diagnostics. In order to accomplish this mission, we have defined the following strategic goals:

  •
  Improve profit margins through changing product mix and more efficient manufacturing operations;
  •
  Expand the new product pipeline from internal research and development;
  •
  Pursue licensing and acquisitions opportunities when financially and strategically attractive;
  •
  Leverage the marketing and distribution strength of the QuickVue® brand in the U.S., and maximize worldwide sales through current and newly identified sales channels in Europe and the rest of world;
  •
  Gain worldwide market share leadership position with our QuickVue® Influenza test,
  •
  Complete the development and launch the herpes simplex virus ("HSV") antibody rapid diagnostic test on a worldwide basis in conjunction with our development partner, Glaxo Group, Ltd. ("Glaxo"), a wholly owned subsidiary of Glaxo Smith Kline, PLC.;
  •
  Expand development and marketing collaborations with large pharmaceutical and other health care companies;
  •
  Expand international sales through external alliances, collaborations and sales focus; and
  •
  Exploit the MicroArray Film ("MAF") technology acquired in the Litmus acquisition.

Technology

    We incorporate antibody-antigen (immunoassay) technology, enzymology and biochemistry combined into uniquely designed and engineered rapid diagnostic products. We have developed, licensed or acquired four delivery system formats: test strips, lateral flow-through cassettes, microwell

(microtitre) plate tests and a proprietary thin film, MAF technology. Some of the tests are based on antibody-antigen based reactions, and differ in terms of speed, ease-of-use and sensitivity and others are based on rapid, enzyme and basic chemistry reactions. The general antibody-antigen based approach uses commercially produced protein molecules, or antibodies, that react with or bind to specific antigens, such as viruses, bacteria, hormones, drugs, and other antibodies. The antibodies, produced in response to particular antigens, bind specifically to that antigen. This characteristic allows antibodies to be used in a wide range of diagnostic applications. The MAF technology uses chemical and enzyme reactions to indicate the presence or absence of specific infectious agents, ambient chemistry in a variety of body fluids, and a broad spectrum of other health and disease markers.

    The ability to detect the binding of antibodies to target antigens forms the basis for immunoassay testing used in our products. In immunoassays, antibodies or antigens are typically deposited onto a particle or solid surface. A chemical label is then either incorporated onto the solid substrate or added separately once the solid substrate has been exposed to the test sample. If the target antigen or antibody is present in the test sample, the chemical label produces a visually identifiable color change in response to the resulting reaction. This provides a clear color endpoint for easy visual verification of the test results without the need for instrumentation. This technology is utilized in our lateral flow and microwell assay platforms. Our MAF technology has also been adapted to enable the immunologic detection of a wide variety of different antigens with different chemical composition.

Products

    We provide rapid POC diagnostic tests under the following brand names: QuickVue®, OvuQuick®, Conceive®, CARDS®, OvuKit®, RapidVue®, BlueTest®, Metra®, Pyrilinks® QUS®-2, Alkphase-B®, NovoCalcin®, Chondrex®, Rapignost®, RapiMat® and FemExam®. Our rapid POC diagnostic tests, biochemical bone markers and ultrasonometer participate in the following medical and wellness categories:

  •
  Pregnancy Tests. The early detection of pregnancy allows the physician and patient to institute proper care, helping to ensure the health of both the woman and the developing embryo. Pregnancy tests are also used to "rule out" pregnancy before conducting certain clinical procedures or administering certain medications. Pregnancy test sales, including tests sold to physicians, other health care organizations and through private store brand labels, represented approximately 36%, 39% and 44% of our total net sales for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively.
  •
  Ovulation Prediction. Tests in this category are for women affected by infertility or the desire to control the timing of their pregnancies. These tests predict or confirm the occurrence of ovulation and are used by primary care physicians, fertility specialists and the consumer. Ovulation prediction test sales, including tests sold through distribution partners to consumers OTC, to physicians, and to other health care organizations, represented approximately 3%, 5% and 8% of our net sales for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively.
  •
  Group A Strep. Each year millions of people in the United States are tested for Group A Streptococcal infections, commonly referred to as "strep throat." Group A streptococci are bacteria that typically cause illnesses such as tonsillitis, pharyngitis and scarlet fever which, if left untreated, can progress to complications such as rheumatic fever. Sales of Group A Streptococci products represented approximately 25%, 24% and 28% of our net sales for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively.
  •
  Influenza A/B. This diagnostic test was developed through a funded collaboration with Glaxo for the diagnosis and treatment of influenza at the POC. The test is a rapid, two step, diagnostic test for the detection of influenza A and B, the two most common types of the virus. The test received FDA clearance in September 1999 and began selling in December 1999 and received CLIA-waived status in October 2000. Influenza test sales represented approximately 3%, 1% and 0% of our net sales for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively.

  •
  Helicobacter pylori  ("H. pylori"). is the bacterium believed to be associated with 80% of the five million people diagnosed with peptic ulcers in the United States. H. pylori is implicated in chronic gastritis and is recognized by the World Health Organization as a Class 1 carcinogen that may increase a person's risk of developing stomach cancer. Once the H. pylori infection is detected, antibiotic therapy is administered to kill the organism and promote a cure of the ulcer condition. Our rapid test utilizes whole blood samples from a finger stick. It is a serological test that measures antibodies circulating in the blood caused by the H. pylori bacteria. Our H. pylori test, which was the first to receive CLIA-waived status, has progressively increased in sales and accounted for approximately 6%, 9% and 9% of our net sales for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively. We launched a new and improved CLIA-waived H.pylori test in August 2000.
  •
  Other infectious disease products, including Chlamydia and Mononucleosis. The Chlamydia bacterium is responsible for the most widespread sexually transmitted disease in the United States. Over one-half of infected women do not have symptoms, and if left untreated, Chlamydia can cause sterility. Infectious mononucleosis can be severely debilitating to immune-suppressed groups, including the elderly, if not diagnosed and treated promptly. Our other infectious disease products represented approximately 3%, 5% and 5% of our net sales for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively.
  •
  Metabolic bone markers. According to the National Osteoporosis Foundation, osteoporosis afflicts over 28 million Americans and over 200 million people worldwide. Osteoporosis is a disorder characterized by a decrease in bone mass that leads to increased susceptibility to fracture. One parameter for diagnosing and monitoring bone health is to measure the metabolic process of bone turnover (resorption and formation) or "rate" of change. Metabolic bone markers are used by physicians to monitor the effectiveness of therapy and are extensively used in pharmaceutical research. Sales of metabolic bone markers represented approximately 9%, 9% and 0% of our net sales for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively.
  •
  QUS-2. Another parameter critical to assessing bone health is the measurement of the density of bone. Imaging technologies provide this information referred to as the "state" of bone health. The QUS-2 is a portable ultrasonometer that scans the heel of the foot to accurately determine the health of the bone. The "state and rate" assessment provides the most complete picture of bone health. Over 100 systems have been placed outside the United States. Sales of the QUS-2 represented approximately 1%, 1% and 0% of our net sales for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively.
  •
  Urinalysis Products. Urinalysis testing using chemical test strips is one of the single most widely ordered diagnostic test in the world. The total worldwide market is over $600 million and used by nearly every health care provider customer segment. Initially, we launched into the visual-read segment (non-instrument based) urine testing which represents a $70 million opportunity in the U.S. A secondary strategy includes the identification of a replacement instrument for the existing RapiMat instrument acquired from Dade Behring Marburg GmbH ("Dade"). The Dade brand of test strips, Rapignost®, and the RapiMat® instrument will be retained in certain countries and transitioned over time to our QuickVue® branded products and instruments. Sales of the urine test strip products represented 4%, 1% and 0% of our net sales for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively.

  •
  Other Products. The remaining 10%, 6% and 6% of net sales for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively, include allergy screening tests, clinical laboratory tests used in the measurement of circulating immune complexes and veterinary products produced under outside contracts and collaborations.
  •
  Bacterial Vaginosis. Each year millions of women seek treatment of genital infections generally known as infectious vaginitis. One of the most common forms of infectious vaginitis is bacterial vaginosis (BV), a condition which, if left untreated, can lead to serious clinical complications and illnesses. These complications include pre-term births, pelvic inflammatory disease, infections following gynecological surgeries and an increased risk of contracting HIV. Two products for the detection of BV, a test for pH and Amines and a test for Gardnerella vaginalis, are sold commercially through a distribution agreement with Cooper Surgical. These tests were acquired in the Litmus transaction in December 2000 and did not contribute any revenue subsequent to our acquisition date in December 2000.

    We derive a significant portion of our net sales from two products. For the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, we derived approximately 61%, 63% and 72%, respectively, of our net sales from sales of our Pregnancy tests and Group A Strep products. We expect that these two products will continue to account for a substantial portion of our total net sales and any material reduction in demand would have a material adverse effect on our business, operating results and financial condition.

    For the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, export sales to unaffiliated customers constituted approximately 25%, 21% and 22%, respectively, of net sales. The export sales were primarily to European customers in Germany, Italy, United Kingdom, Poland and France. Even though we export a significant amount of product, the purchasing decision for such sales is usually made by purchasing personnel located in the United States. Our direct sales staff focuses on these types of sales as well as our sales in the United States. In Germany, Italy and the United Kingdom, we sell our products directly through our wholly-owned subsidiaries. We expect that export sales will continue to represent a significant portion of its net sales in the foreseeable future.

Products Under Development

  •
  Herpes Simplex Virus ("HSV") Antigen and Antibody. The QuickVue® HSV Antibody Test, being developed under a funded research collaboration with Glaxo, is intended to detect the presence or absence of the HSV types 1 and 2 antibodies in the blood. HSV is epidemic, spreading at an estimated rate of a half million people per year. One in six people in the U.S. between the ages of 15 and 74 is infected with HSV type 2, the virus commonly associated with genital herpes. The HSV test is designed to be used in conjunction with a Glaxo therapeutic product. In return for funding this development, Glaxo will receive royalties on the sales of these products. During 2000, the HSV antibody test completed development and progressed to human clinical trial in November. Also under the funded development program with Glaxo is a rapid test for HSV antigen. At this time, the development of the antigen test has been stopped due to technical hurdles.
  •
  Helical Peptide. A microassay to measure urinary helical peptide, a promising new marker of bone resorption, completed development. This product was launched to the market for research-use-only in late 2000.

  •
  Trichomoniasis. A rapid test for Trichomoniasis based on the MAF technology is near development and is expected to proceed to human clinical trials in 2001. Trichomoniasis is one of the most prevalent sexually transmitted diseases (STD) in the world and is associated with many of the adverse complications associated with BV. Trichomoniasis is treatable, if properly diagnosed. The World Health Organization reports approximately 170 million cases of Trichomoniasis annually, worldwide.

Seasonality

    Sales levels for several products are affected by seasonal demand trends. Group A Strep and Influenza A/B tests, for example, are used primarily in the fall and winter. As a result of these demand trends, we generally experience lower operating results in the second and third quarters of a calendar year, and have higher operating results in the first and fourth quarters of the calendar year.

Research and Development

    We are focusing our research and development efforts on three areas: 1) the creation of improved products and new products for existing markets, 2) new products for new markets resulting from acquired businesses, and 3) products developed under pharmaceutical company sponsorship and other collaborations for new markets. These collaborations are being undertaken with the goal of creating differential diagnostics for use in identifying patients most likely to benefit from rapid clinical intervention. With this approach, it is believed that costs related to inappropriate or unneeded therapy can be avoided, while increasing the effectiveness of patient treatment. Research and development expenses were approximately $7.0 million, $5.3 million and $6.0 million for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively, of which approximately $1.2 million, $1.8 million and $3.8 million of expenses were related to customer-sponsored research activities for those same periods. We anticipate that we will continue to devote a significant amount of financial resources to product development and research for the foreseeable future.

Marketing and Distribution

    In contrast to the central laboratory market, the United States POC market is highly fragmented, with many small or medium-sized customers. We have designed our business strategy around serving the needs of this market segment. To reach these customers, a network of national and regional distributors is utilized and supported by our sales force. We have developed priority status with many of the major distributors in the U.S., resulting in many of our products being the preferred products offered by these distributors.

    Internationally, the use of rapid POC diagnostic tests, the acceptance of testing outside the central laboratory, the regulatory requirements to sell POC tests, and the consumer interest in OTC and self-test products differ considerably from the U.S. Our international sales are substantially lower than domestic sales as a percentage of our total business. Some of this difference is due to the POC market being more developed in the U.S. relative to the overall IVD market in other countries. Also, our ability to address the international markets is reduced due to limited resources and capital.

Customers

    We derive a portion of our net sales from a relatively small number of customers. We expect that our dependence on a few key customers will continue in the future. Approximately 27%, 18% and 21% of our net sales for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively, were derived from sales to our two largest customers in each of those periods. Even though our customer mix will likely change from period to period in the future, Allegiance Healthcare Corporation ("Allegiance") and McKesson HBOC, Inc. ("McKesson")

have historically accounted for a significant portion of our net sales. For the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, Allegiance accounted for 15%, 9% and 9%, respectively, of net sales; and McKesson accounted for 12%, 9% and 12%, respectively, of net sales. If net sales to these or any of our other significant customers were to decrease in any material amount in the future, our business, operating results and financial condition would be materially adversely affected.

Manufacturing

    We have manufacturing operations in San Diego, California; Mountain View, California; and Santa Clara, California. The San Diego facility, the Company's largest manufacturing operation, principally produces the lateral-flow, immunoassay products. The Mountain View facility, which is ISO 9001 certified for its quality management systems, manufactures microtiter plate products. The Santa Clara facility produces the thin-film products and was acquired in the Litmus transaction. We intend to consolidate our Mountain View manufacturing operation into the Santa Clara facility during 2001.

    The urine test strip products are manufactured on a contract basis by Dade in Marburg, Germany. In late 2001, we will take responsibility for these manufacturing operations.

    Our principal manufacturing facility is located in San Diego, California and consists of laboratories devoted to tissue culture, cell culture, protein purification and immunochemistry, and production areas dedicated to assembly and packaging. In the manufacturing process, biological, chemical and packaging supplies and equipment are used, which are generally available from several competing suppliers. In 2000, this facility received ISO 9001 certification for its quality management systems.

    The facility in Santa Clara, California is the location of the MAF manufacturing operation. This proprietory production system is a highly automated technology that allows the disposition of multiple reagents in specific patterns in either two or three dimensions for a specific rapid diagnostic product. The sophistication of the process allows for high unit volume through-put as well as change-over flexibility to accommodate a broad range of product configurations. This facility is ISO 9002 certified.

    Our manufacturing is conducted in compliance with the FDA Quality System Regulations ("QSR") (formerly Good Manufacturing Practices) governing the manufacture of medical devices. The manufacturing facilities have been registered with the FDA and the Department of Health Services of the State of California, and have passed routine federal and state inspections confirming compliance with the QSR regulatory requirements for IVD products.

    In certain instances we rely on a single source or a limited group of suppliers for certain components of our products. Although we seek to reduce our dependence on sole or limited source suppliers, the partial or complete loss of these sources could have a material adverse effect on our results of operations and damage customer relationships due to the complexity of the products they supply and the significant amount of time required to qualify new suppliers.

    The manufacture of medical diagnostic products is difficult, particularly with respect to the stability and consistency of complex biological components. Because of these complexities, manufacturing difficulties occasionally occur that delay the introduction of products and result in excess manufacturing costs.

Government Regulation

    The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. A company will not be able to commence marketing or commercial sales in the U.S. of new products under development until it receives premarket clearance or approval from the

FDA, which can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other matters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request a recall, repair, replacement or refund of the cost of any device manufactured or distributed in the U.S. if the device is deemed to be unsafe.

    In the U.S., medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices, the lowest regulated class of devices, are subject to general controls (e.g., labeling, premarket notification and adherence to the QSR); Class II devices are subject to special controls (e.g., performance standards, premarket notification, postmarket surveillance, and adherence to the QSR); and, generally, Class III devices pose the highest risk and are subject to premarket approval to ensure their safety and effectiveness.

    Before a device can be introduced in the U.S. market, the manufacturer must obtain FDA clearance through a premarket 510(k) notification or premarket approval ("PMA"). A PMA application must be filed if a device is a new device not substantially equivalent to a legally marketed Class I or Class II device, if it is a pre-amendment Class III device for which the FDA has called for a PMA, or if the device raises new questions of safety and effectiveness.

    A 510(k) submission must be filed to establish "substantial equivalence" to a legally marketed Class I or Class II medical device or to a pre-amendment Class III medical device for which the FDA has not called for a PMA.

    The FDA has been requiring more rigorous demonstration of substantial equivalence as part of the 510(k) process, including submission of extensive clinical data. It generally takes from three to six months from 510(k) submission to obtain clearance, but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions, and there can be no assurance that the FDA will grant clearance. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. The PMA approval process can be expensive, uncertain and lengthy.

    We may not be able to obtain the necessary regulatory premarket approvals or clearances for our products on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the business, financial condition and results of operations.

    Any devices manufactured or distributed by us pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Manufacturers of medical devices for marketing in the United States are required to adhere to QSR, which includes testing, control, documentation, and other quality assurance requirements. Each manufacturer must also comply with Medical Device Reporting ("MDR") requirements mandating reporting to the FDA of any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

    We are subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. Changes in existing requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations. We may also incur significant costs to comply with laws and regulations in the future, resulting in a material adverse effect upon the business, financial condition and results of operations.

    We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with laws and regulations in the future, and such laws or regulations may have a material adverse effect upon the business, financial condition and results of operations.

    Our products are also subject to the CLIA regulations and related federal and state regulations, that provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections. CLIA categorizes tests as "waived," "moderately complex" or "highly complex," on the basis of specific criteria. Future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing may have a material adverse effect on the ability to market products and may have a material adverse effect upon our business, financial condition and results of operations.

Patents and Trade Secrets

    The healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. We and other companies engaged in research and development of new diagnostic products using advanced biomedical technologies are actively pursuing patents for technologies, considered novel and patentable. However, important legal issues remain to be resolved as to the extent and scope of available patent protection in the U.S. and in other important markets worldwide. The resolution of these issues and their effect upon the long-term success of us and other biotechnology firms cannot be determined. We currently hold 212 patents and have approximately 60 more pending.

    It has been our policy to file for patent protection in the U.S. and other countries with significant markets, such as Western European countries and Japan, if the economics are deemed to justify such filing and our patent counsel determines that a strong patent position can be obtained. No assurance can be given that patents will be issued to us pursuant to our patent applications in the U.S. and abroad or that a patent portfolio will provide us with a meaningful level of commercial protection.

    A large number of individuals and commercial enterprises seek patent protection for technologies, products and processes in fields in or related to our areas of product development. To the extent such efforts are successful, we may be required to obtain licenses in order to exploit certain of our product strategies. Licenses may not be available to us at all or, if so available, on acceptable terms.

    We are aware of certain issued and filed patents issued to various developers of diagnostic products with potential applicability to our diagnostic technology. We have licensed certain rights from companies such as Becton Dickinson and Company to assist with the manufacturing of certain products. There can be no assurance that we would prevail if a patent infringement claim were to be asserted against us as to technologies, products or process for which we have no licenses.

    We currently have certain licenses from third parties and in the future may require additional licenses from other parties in order to refine our products further and to allow us to develop, manufacture and market commercially viable products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that any patents underlying such licenses will be valid and enforceable, or that the proprietary nature of any patented technology underlying such licenses will remain proprietary.

    We seek to protect our trade secrets and nonproprietary technology by entering into confidentiality agreements with employees and third parties (such as potential licensees, customers, joint ventures and consultants). In addition, we have taken certain security measures in our laboratories and offices. Despite such efforts, no assurance can be given that the confidentiality of our proprietary information can be maintained. Also, to the extent that consultants or contracting parties apply technical or scientific information independently developed by them to our projects, disputes may arise as to the proprietary rights to such data.

    Under certain of our distribution agreements, we have agreed to indemnify the distributors against costs and liabilities arising out of any patent infringement claims and other intellectual property claims asserted by a third party relating to products sold under those agreements. In some cases, the distributor has agreed to share the costs of defending such a claim and will be reimbursed for the amount of its contribution if the infringement claim is found to be valid.

Competition

    Competition in the development and marketing of diagnostic products is intense, and diagnostic technologies have been subject to rapid change. We believe that the competitive factors in the rapid diagnostic market include convenience, price and product performance as well as the distribution, advertising, promotion and brand name recognition of the marketer. Our success will depend on our ability to remain abreast of technological advances, to introduce technologically advanced products, and to attract and retain experienced technical personnel, who are in great demand. The majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories. We expect that these laboratories will continue to compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for our products, we will be required to demonstrate that our products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratory procedures. This will require physicians to change their established means of having these tests performed.

    Many of our current and prospective competitors, including several large pharmaceutical and diversified health care companies, have substantially greater financial, marketing and other resources than we have. Our competition, including market share of competitive products is as follows: Beckman Coulter Primary Care and Abbot Laboratories, accounting for 18% and 13% of the market, respectively, for Pregnancy tests; Becton Dickinson and Abbot Laboratories, accounting for 27% and 17% of the market, respectively, for Group Strep A; Becton Dickinson and ZymeTx Inc. accounting for 72% and 7% of the market, respectively, for Influenza A/B; and Roche Holding Ltd., Basel and Bayer Group, accounting for 22% and 77% of the market, respectively for Urinalysis. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our current or future products, or that would render our technologies and products obsolete. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, many competitors have made substantial investments in competing technologies, and may be more effective than our technologies, or may prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or in international markets.

Human Resources

    As of December 31, 2000, we had 350 employees, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Risk Factors

Our operating results may fluctuate as a result of factors which are outside our control, and this could have a negative effect on the price of our common stock.

    Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. The market price of our common stock has fluctuated substantially in the past. Between December 31, 1999 and December 31, 2000, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $3.75 to a high of $11.00. We expect the market price of our common stock to continue to experience significant fluctuations in the future in response to a variety of factors, including fluctuation in our operating results.

    Net sales grew in fiscal 2000 over calendar 1999 from approximately $52.2 million to approximately $68.4 million. We had a net loss in fiscal 2000 of $4.8 million, before benefit for income taxes and certain nonrecurring items, versus net income of $0.2 million for calendar 1999. The difference was primarily due to a more significant write-off of acquired in-process research and development in 2000, as compared to 1999, higher revenues associated with the completion of a multi-year rapid diagnostic test development program in 1999, increased amortization expense in 2000 due to our recent acquisitions, and increases in interest expense and decreases in interest income due to increases in our revolving line of credit to partially finance two acquisitions. We may not continue our revenue growth or achieve profitability. Operating results may continue to fluctuate, in a given quarter or annual period, from prior periods as a result of a number of factors, many of which are outside of our control.

    Other factors which are beyond our control and which could affect our results in the future include:

  •
  seasonal fluctuations in our sales of Group A Strep and Influenza A/B tests, which are generally highest in fall and winter, thus resulting in generally lower operating results in the second and third calendar quarter and higher operating results in the first and fourth calendar quarters;
  •
  changes in the level of competition, such as would occur if one of our larger and better financed competitors introduced a new product to compete with one of our products;
  •
  changes in economic conditions in our domestic and international markets, such as economic downturns, reduced consumer demand, inflation and currency fluctuations, particularly as we expand into markets outside Western Europe where economic conditions may differ from those prevailing at given times among developed nations;
  •
  delays in shipments of our products to customers or from suppliers which could result in manufacturing difficulties or from unexpected large customer orders which could strain our manufacturing resources; and
  •
  changes in sales levels, since a significant portion of our costs are fixed costs with the result that relatively higher sales could likely increase profitability but relatively lower sales would reduce revenue but would not reduce costs by the same proportion, and hence could cause operating losses.

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

  •
  expand our business line;
  •
  take advantage of the new platform we obtained when we acquired Litmus Concepts;
  •
  develop products with higher margins, such as our proposed Herpes Simplex Virus antibody test, our microassay to measure bone resorption, and our test for trichomoniasis; and
  •
  expand our business geographically.

    The funds for these projects came primarily from our business operations, and a working capital line of credit. If our business slows, as we become less profitable, and as a result have less money available to fund research and development, we will have to decide at that time which programs to cut, and by how much. This decision will be based on a number of factors, including the amount of the funding shortfall, how promising a particular project appears to be, and how close the project is to being available commercially. Our operations will be adversely affected if our net sales and gross profits do not correspondingly increase, or if our product development efforts are unsuccessful or delayed. Development of new markets also requires a substantial investment of resources, such as new employees, offices and manufacturing facilities, and if adequate financial, personnel, equipment or real estate resources are not available we may be required to delay or scale back market developments.

Unexpected significant increases in demand for our products could require us to spend considerable resources to meet the demand, or harm our customer relationships if we are unable to meet demand.

    If we experience unexpected significant increases in the demand for our products, we may be required to expend additional capital resources to meet these demands. These capital resources could involve the cost of new machinery, or even the cost of new manufacturing facilities. This would increase our capital costs, which could affect our earnings. If we are unable to develop necessary manufacturing capabilities, our net sales could be adversely affected. Failure to increase production volumes, if required, in a cost-effective manner, or lower than anticipated yields or production problems encountered as a result of changes we may make in our manufacturing processes to meet increased demand, could result in shipment delays as well as increased manufacturing costs, which could also have a material adverse effect on our net sales.

    Unexpected increases in demand for our products could also require us to obtain additional raw materials in order to manufacture products to meet the demand. The majority of raw materials and purchased components used to manufacture our products are readily available. However, some of these materials are currently obtained from a sole supplier or a limited group of suppliers. For example, our nitro cellulose which is part of the Pregnancy and Group A Strep products, as well as certain plastics, which serve as housings for the majority of our diagnostic test strips are sole sourced. We have long-term supply agreements with these vendors. The reliance on sole or limited suppliers and the failure to maintain long-term agreements with other suppliers involve several risks, including the inability to obtain an adequate supply of raw materials and components and reduced control over pricing, quality and timely delivery. Although we attempt to minimize our supply risks by maintaining an inventory of raw materials and continuously evaluating other sources, any interruption in supply could have a material adverse effect on our net sales or cost of sales.

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

    Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 40% of our net sales for the year ended December 31, 2000. While we believe our relationship with our distributors is good, the loss of a major distributor may have an adverse effect on our net sales. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, many distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

We may not achieve market acceptance of our products among physicians and other health care providers, and this will have a negative effect on future sales growth.

    A large part of our business is based on the sale of rapid point-of-care diagnostic tests that physicians and other health care providers can administer in their own facilities without sending samples to laboratories. Thus, clinical reference laboratories and hospital-based laboratories are significant competitors for our products, and provide many of the diagnostic tests used by physicians and other healthcare providers. Our market share in fiscal 2000 for some of our key products was 58% in pregnancy tests, 40% in Group Strep A tests and 20% for Influenza A/B tests. Our future sales depend on, among other matters, capture of sales from these laboratories by achieving market acceptance from physicians and other health care providers. If we do not capture sales at the levels we have budgeted for, our net sales may not grow as much as we hope and the costs we have incurred will be disproportionate to our sales levels. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other health care providers may resist changing their established source for these tests.

Intense competition with other manufacturers of point-of-care diagnostic products may reduce our sales.

    In addition to competition from laboratories, our point-of-care diagnostic tests compete with similar products made by our competitors. We have a large number of multinational and regional competitors making investments in competing technologies, including several large pharmaceutical and diversified health care companies. These competitors include Abbott Laboratories, Beckman Coulter Primary Care, and Becton Dickinson. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective than ours, or are cheaper, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

To remain competitive we must continue to develop or obtain proprietary technology rights; otherwise, other companies may increase their market share by selling products that compete with our products.

    Our competitive position is heavily dependent on obtaining and protecting our proprietary technology or obtaining licenses from others. Our ability to compete successfully in the diagnostic market depends on continued development and introduction of new proprietary technology and the improvement of existing technology. If we cannot continue to obtain and protect proprietary technology, our net sales and gross profits could be adversely affected. Moreover, our current and future licenses may not be adequate for the operation of our business.

    We have a license agreement with Becton Dickinson related to our Pregnancy and Group Strep A products, which products account for 36% and 25% of our net sales, respectively. The license agreement expires in 2004. Our ability to obtain patents and licenses, and their benefits, are uncertain. We have 212 issued patents and approximately 60 applications are pending. Our patents have expiration dates from 2002 to 2017. There are no patents which are expiring in the near term which we consider material to our business. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. Further, we have patents issued in Canada, Germany, France, United Kingdom, Italy, Spain, Australia, Belgium, Korea, Norway, Lithuania, the Netherlands, Austria, Switzerland, Sweden and South Africa. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms.

We may be involved in intellectual property infringement disputes which are costly and could limit our ability to use some technologies in the future.

    There are a large number of patents and patent applications in our product areas, and we believe, based on experience and published reports, that litigation in our industry regarding patent and other intellectual property rights is prevalent. We are not currently involved in any litigation in this area, but our involvement in litigation to determine rights in proprietary technology could adversely affect our net sales because:

  •
  in common with any major litigation, it would likely consume a substantial portion of managerial and financial resources;
  •
  of the developing state of the law in this area, in the U.S. and around the world, its outcome would be uncertain and a court may find the third-party claims valid and that we have no successful defense to such claims;
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

    The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The FDA regulates all of our products except our veterinary product, Heska, which is regulated by the U.S. Department of Agriculture. Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products. However, complying with laws and regulations of these regulatory agencies can be a lengthy, expensive and uncertain process making the timing and costs of approvals difficult to predict. Our FDA regulated products are categorized as Class I, II and III medical devices, depending on the level of regulation that the FDA believes is necessary to establish safety and efficacy. Depending on the classification of the device, these products need to have either 510(k) or premarket approval prior to distribution. The 510(k) process requires us to submit extensive clinical data, and can take at least three to six months before approval is granted. The premarket approval application must be supported by valid scientific evidence demonstrating the safety and effectiveness of the device, typically including the results of clinical investigations, trials, and laboratory and animal studies. This process can take several years, and is expensive and uncertain. We currently have one pending 510(k) FDA application, which was filed May 2001, and no premarket approvals pending. Our products are also subject to testing under the Clinical Laboratory Improvement Act of 1988, which regulates laboratories and includes quality control, proficiency testing of personnel, personnel standards and physical inspections. We have two applications pending under this statute, which were filed in May 2001 and in 1999, respectively. While we have not to date experienced any unexpected action by any governmental regulatory body, our net sales would be negatively affected by delays in the receipt of or failure to receive approvals or clearances, the loss of previously received approvals or clearances or the placement of limits on the use of the products.

We are subject to numerous government regulations in addition to FDA regulation, compliance with changes in which could increase our expenses.

    In addition to the FDA and other regulations described in the previous paragraph, numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances impact our business operations. If these laws change, are amended, or are added to, the costs of compliance with these laws could substantially increase our costs. While we believe we currently are in compliance with these laws, compliance with any future modifications of these laws or laws regulating the manufacture and marketing of our products could result in substantial costs and loss of sales or customers. Because of the number and extent of the laws and regulations affecting our industry, and the number of governmental agencies whose actions could affect our operations, it is impossible to reliably predict the full nature and impact of future legislation or regulatory developments relating to our industry. We do not estimate that we will have material capital expenditures for environmental control facilities for the remainder of our current fiscal year or the succeeding fiscal year. To the extent the costs and procedures associated with meeting new requirements are substantial, our business and results of operations could be adversely affected.

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

Our net sales could be affected by third-party reimbursement policies and potential cost constraints.

    We sell many of our products to physicians and other health care providers. They will not use our products if they do not get reimbursed for the cost by their patients' health care insurers or payors, such as Blue Cross, Blue Shield, Medicare, or other public or private health care programs. Our net sales could be adversely affected by changes in reimbursement policies of these governmental or private health care payors. In the U.S., health care providers such as hospitals and physicians that purchase diagnostic products generally rely on third party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including our products. Given the efforts to control and reduce health care costs in the U.S. in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may reduce the demand for our products or our ability to sell our products on a profitable basis.

If we are not able to manage our growth strategy, and if we experience difficulties integrating acquired companies or technologies after the acquisition, our earnings may be adversely affected.

    We recently acquired two businesses, Litmus Concepts and a division of Dade Behring Marburg Gmbh. Our business strategy contemplates further increased growth in the number of employees, the scope of operating and financial systems and the geographic area of our operations, including further expansion outside the United States, as new products are developed and commercialized. We may experience difficulties integrating our own operations with those of companies or technologies that we have acquired or we may acquire, and as a result we may not realize our anticipated benefits and cost savings within our expected time frame, or at all. Because we do not have a large executive staff, future growth may also divert management's attention from other aspects of our business, and will place a strain on existing management, as well as on our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and our net sales and gross profits could be adversely affected.

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

    Our products are sold internationally, primarily at this time to customers in Western Europe, including Germany and Italy, and also Poland. Sales to foreign customers accounted for 25%, 21% and 22% of our net sales for the year ended December 31, 2000, the nine months ended December 31, 1999, and the year ended March 31, 1999, respectively, and are expected to continue to account for a significant percentage of our net sales. For example, our business strategy calls for the launch of a worldwide basis of our proposed herpes simplex virus antibody rapid diagnostic test, and marketing our Influenza A/B test on a worldwide basis. Moreover, while we do not currently manufacture any product overseas, we do have our urinalysis products manufactured for us by a third party in Germany and in November 2001, we will commence manufacture of all urinalysis products in Germany ourselves. International sales and manufacturing operations are subject to inherent risks which could increase our costs and stifle our growth opportunities. These risks include:

  •
  exposure to currency exchange fluctuations, such as a 7% drop in the value of the German and Italian currencies against the U.S. dollar during fiscal 2000;
  •
  longer payment cycles and greater difficulty in accounts receivable collection;
  •
  compliance with multiple foreign laws, tariffs or other barriers as we continue to expand into new countries and geographic regions;
  •
  difficulties in obtaining export licenses;
  •
  reduced protection for, and enforcement of, intellectual property rights, particularly as we expand our business beyond Europe;
  •
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

    Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our securities and impair our ability to complete equity financings. In addition to the shares to be sold in this offering, we have outstanding the following shares of common stock:

  •
  Approximately 24.9 million shares of common stock that have been issued in registered offerings and are freely tradable in the public markets.
  •
  Approximately 3.2 million shares of common stock currently eligible for resale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended.
  •
  In addition, approximately 4.9 million shares of common stock are issuable upon exercise of stock options outstanding as of December 31, 2000 under our various stock option plans at a weighted average exercise price of $4.05 per share.
  •
  We have in effect registration statements under the Securities Act registering approximately 6.5 million shares of common stock reserved under our employee stock option and purchase plans.
  •
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

Item 2.  Properties

    Our executive, administrative, manufacturing and research and development operation is located in San Diego, California. We lease a 73,000 square-foot facility used primarily for manufacturing and research and development, and also lease an approximately 17,000 square-foot administrative facility in San Diego, California. We also lease space related to our foreign operations in the United Kingdom, Germany and Italy. The operating leases for the United Kingdom and Germany extend through June 2001 and March 2002, respectively, while the Italy lease is month to month. These facilities are primarily used as sales and support centers for our European customers.

    The Mountain View operation leases approximately 30,600 square feet of manufacturing, laboratory and office space at two facilities. We lease these facilities under operating leases which extend through May 2001, each with a renewal option that, if exercised, would extend the term of the lease through May 2003. Currently, one of the facilities is being subleased such that the rent being received offsets a portion of the rent being paid by us for these two facilities. For the year ended December 31, 2000, our rent expense for these two facilities was approximately $0.3 million and the sublease income was approximately $0.5 million. We do not expect to exercise the lease extension option for either lease and will consolidate the Mountain View operation to the Santa Clara, California facility during 2001. The operation in Santa Clara, California leases approximately 24,000 square feet of manufacturing, laboratory and office space. This facility is occupied under an operating lease that expires in December 2009.

    We believe that our facilities are adequate for our current and planned level of business and we do not anticipate any material difficulty in renewing any of our leases as they expire or securing replacement facilities, in each case on commercially reasonable terms.

Item 3.  Legal Proceedings

    We received a letter dated April 24, 1992 from the United States Environmental Protection Agency (the "EPA") notifying us that we are potentially responsible party for cleanup costs at a federal Superfund site, the Marco of Iota Drum Site (the "Marco Site"), near Iota, Louisiana. Documents gathered in response to such letter indicate that we sent a small amount of hazardous waste to facilities in Illinois. It is possible that subsequently, such waste could have been transshipped to the Marco Site. The EPA letter indicates that a similar notice regarding the Marco Site was sent by the EPA to over 500 other parties. At this time, we do not know how much of our waste may have reached the Marco Site, the total volume of waste at the Marco Site or the likely site remediation costs. There is, as in the case of most environmental litigation, the theoretical possibility of joint and several liability being imposed upon us for damages that may be awarded.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

Item I-A.  Executive Officers of Quidel Corporation

    Information with respect to executive officers is included on pages 23-24 of this Form 10-K/A. The information required by item 405 of Regulation 5-K is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," contained in our Proxy Statement to be filed with the Securities and Exchange Commission. The names, ages and positions of all executive officers as of December 31, 2000 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the Board of Directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on the officer's ability or integrity.

    André de Bruin, 54, is Vice Chairman and Chief Executive Officer. Mr. de Bruin was appointed President and Chief Executive Officer of Quidel on June 9, 1998 and served as President until January 1, 2001, when S. Wayne Kay was employed by Quidel as President and Chief Operating Officer. Mr. de Bruin continues to serve as Chief Executive Officer and Vice Chairman of Quidel. From June 23, 1997, Mr. de Bruin has also been Vice Chairman of the Board. Mr. de Bruin was a part-time employee of Quidel from June 23, 1997 until June 9, 1998. Prior to joining us, Mr. de Bruin was President and Chief Executive Officer of Somatogen, Inc. ("Somatogen"), a publicly held biopharmaceutical company, since July 1994. He was elected Chairman of the Board of Somatogen in January 1996. Baxter International, Inc. acquired Somatogen in May 1998. Prior to joining Somatogen, Mr. de Bruin was Chairman, President and Chief Executive Officer of Boehringer Mannheim Corporation, a U.S. subsidiary of Corange Ltd., a private, global health care corporation. He held that position since 1989. Mr. de Bruin serves on the Board of Directors of Diametrics Medical, Inc., a public company that manufactures and markets proprietary critical care blood and tissue analysis systems, and Metabolex, Inc., a privately held company founded to develop therapeutics for diabetes and related metabolic diseases. He has been involved in the global health care industry for more than 30 years in pharmaceuticals, devices and diagnostics.

    S. Wayne Kay, 50, is President and Chief Operating Officer. Mr. Kay joined us on January 1, 2001. Mr. Kay previously was employed by Neoforma.com, a provider of business-to-business e-commerce services to purchasers and sellers of medical products, supplies and equipment, where he served as Senior Vice President beginning December 13, 1999. From 1994 to 1999, Mr. Kay served as President and CEO of the Health Industry Distributors Association. Mr. Kay also served as President and CEO of Enzymatics, Inc. from 1989 to 1994. Additionally, Mr. Kay worked at SmithKline Beecham from 1973 through 1989, where he became President of SmithKline Diagnostics. Mr. Kay is also a Director of Med-Ecom, Inc.

    Charles J. Cashion, 50, is Senior Vice President, Corporate Operations, Chief Financial Officer and Secretary. Mr. Cashion joined us in December 1998. Mr. Cashion has more than 20 years of general management experience in the health care industry and was most recently Senior Vice President, Finance, Secretary, Treasurer and Chief Financial Officer of The Immune Response Corporation, a biopharmaceutical company. Mr. Cashion previously held positions at Smith Laboratories, Inc., Baxter International, Inc., and Motorola, Inc. Mr. Cashion received his M.B.A. and B.S. from Northern Illinois University.

    Mark E. Paiz, 39, is Senior Vice President, Product Development and Supply Operations. From June 1998 to August 1999, Mr. Paiz was Vice President, Operations. Mr. Paiz joined us in December 1997 as Senior Director, Manufacturing. Mr. Paiz has 15 years experience in manufacturing, quality assurance and product development. From 1995 to 1997, Mr. Paiz served as Director of Research and Development and Project Manager at Medtronic Interventional Vascular, responsible for the development and manufacture of catheter and coronary stint delivery devices. From 1992 to 1995, he served as a manager at Hybritech, Inc. with various responsibilities including quality engineering, materials management, supplier development and inspection. Mr. Paiz received his B.S. degree in Engineering from the University of Colorado and his M.B.A. from West Coast University.

    John D. Tamerius, Ph.D., 55, is Vice President, Autoimmune and Complement and General Manager, Mountain View Operations. From August 1998 to August 1999, Dr. Tamerius was Vice President, Research & Development. Dr. Tamerius joined us in August 1989 as Vice President of Clinical and Regulatory Affairs. In 1994, Dr. Tamerius assumed responsibility as Vice President of our Clinical Laboratory Business (including research and development, manufacturing and sales). Dr. Tamerius received his M.S. and Ph.D. degrees in Microbiology and Immunology from the University of Washington.

    Linda M. Tanner, 49, is Senior Vice President, Global Commercial Operations. Ms. Tanner joined us in August of 1999. Ms. Tanner has over 20 years of experience in sales and marketing management in the Medical Diagnostics industry. From 1995 to 1999, Ms. Tanner served as a Director of Global Marketing, and later as Vice President of Global Marketing and Support Services for Nichols Institute Diagnostic. From 1985 to 1995, Ms. Tanner was a Director of Corporate Accounts for Boehringer Mannheim Corporation. Ms. Tanner received her degree in Medical Technology from Macomb College.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK PRICE RANGE

    Our common stock is traded on the Nasdaq National Market System under the symbol "QDEL". The following table sets forth the range of high and low closing prices for the our common stock for the periods indicated since January 1, 1999.

Quarter Ended	Low	High
December 31, 1999	$3.63	$7.03
September 30, 1999	2.75	4.38
June 30, 1999	1.81	3.19
March 31, 1999	1.75	3.06
December 31, 2000	3.75	7.25
September 30, 2000	4.09	7.38
June 30, 2000	4.81	8.50
March 31, 2000	5.13	11.00

    We have 950,000 warrants that are traded on the Nasdaq National Market System under the symbol "QDELW". These warrants were issued in April 1992 and expire April 30, 2002. The common stock underlying the warrants was registered on August 21, 2000. The following table sets forth the range of high and low closing prices for our warrants for the periods indicated since January 1, 1999.

Quarter Ended	Low	High
December 31, 1999	$.91	$2.56
September 30, 1999	.34	1.19
June 30, 1999	.31	.63
March 31, 1999	.22	.53
December 31, 2000	1.00	2.63
September 30, 2000	1.03	2.50
June 30, 2000	1.63	3.63
March 31, 2000	2.38	6.59

    No cash dividends have been paid on the common stock and we do not anticipate paying any dividends in the foreseeable future. As of December 31, 2000, we had 828 common stockholders of record and 682 warrantholders of record.

    On October 30, 2000, we entered into an Agreement and Plan of Merger ("Merger Agreement") with Litmus, pursuant to which Litmus Acquisition Corp., our wholly owned subsidiary, would merge into Litmus with the result that Litmus would become our wholly owned subsidiary. Under the Merger Agreement, each holder of outstanding options, warrants, preferred stock and common stock of Litmus would become entitled to receive shares of our common stock. The merger was completed on December 8, 2000, after which date we became obligated to issue a total of approximately 3.3 million shares of our common stock to the former holders of options, warrants, preferred stock and common stock of Litmus. The issuance of the shares of our common stock to former shareholders, warrantholders and optionholders of Litmus was accomplished as a private placement pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. We are obligated to register certain shares issued in the transaction in order to facilitate the resale of the shares.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Consolidated statements of operations

	Year ended December 31,		Nine months ended December 31,		Year ended March 31,
	2000(3)(4)	1999(1)(2)	1999(1)(2)	1998	1999	1998	1997
		(unaudited)		(unaudited)
(in thousands, except per share data)
REVENUES
Net sales	$68,351	$52,204	$38,934	$33,893	$47,163	$45,721	$41,919
Research contracts, license fees and royalty income	1,048	4,315	3,307	3,325	4,333	3,758	2,803

Total revenues	69,399	56,519	42,241	37,218	51,496	49,479	44,722

COSTS AND EXPENSES
Cost of sales	36,503	27,059	19,959	19,006	26,106	24,248	19,669
Research and development	7,046	7,070	5,267	4,181	5,984	6,910	5,959
Sales and marketing	16,341	14,390	11,555	6,866	9,701	10,625	10,744
General and administrative	8,845	6,024	4,462	4,553	6,115	5,107	3,534
Write down and closure of European subsidiaries	—	—	—	440	440	3,058	—
Acquired in-process research and development	2,300	820	820	—	—	—	—
Amortization of intangibles	1,981	755	632	1,835	1,958	1,030	741

Total costs and expenses	73,016	56,118	42,695	36,881	50,304	50,978	40,647

Operating income (loss)	(3,617)	401	(454)	337	1,192	(1,499)	4,075

OTHER INCOME (EXPENSE)
Interest income	86	536	368	358	526	474	191
Interest expense and other	(1,247)	(744)	(559)	(139)	(324)	(496)	(594)

Total other income (expense)	(1,161)	(208)	(191)	219	202	(22)	(403)

Income (loss) before benefit (provision) for income taxes; extraordinary item; and cumulative effect of change in accounting principle	(4,778)	193	(645)	556	1,394	(1,521)	3,672
Benefit (provision) for income taxes	—	6,575	—	(308)	6,267	2,631	(123)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(4,778)	6,768	(645)	248	7,661	1,110	3,549
Extraordinary item, early extinguishment of debt	—	(891)	(891)	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(4,778)	5,877	(1,536)	248	7,661	1,110	3,549
Cumulative effect of change in accounting principle	(1,068)	—	—	—	—	—	—

Net income (loss)	$(5,846)	$5,877	$(1,536)	$248	$7,661	$1,110	$3,549

Unaudited pro forma net income (loss) for effect of change in accounting principle	$(5,846)	$5,858	$(1,855)	$47	$7,731	$1,002	$3,562

Basic and diluted earnings (loss) per share on income (loss) before extraordinary item and cumulative effect change in accounting principle	$(0.19)	$0.28	$(0.03)	$0.01	$0.32	$0.05	$0.16

Basic and diluted loss per share for extraordinary item	$—	$(0.03)	$(0.03)	—	$—	—	—

Basic and diluted earnings (loss) per share for cumulative effect of change in accounting principle	$(0.04)	$—	$—	—	$—	—	—

Basic earnings (loss) per share	$(0.23)	$0.25	$(0.06)	$0.01	$0.32	$0.05	$0.16

Diluted earnings (loss) per share	$(0.23)	$0.24	$(0.06)	$0.01	$0.32	$0.05	$0.16

Shares used in basic per share calculation	24,882	23,841	23,853	23,768	23,782	23,649	21,976

Shares used in diluted per share calculation	24,882	24,167	23,853	23,794	23,804	23,857	22,791

Balance Sheet Data

	December 31,		March 31,
(in thousands)
	2000	1999	1999	1998	1997
Cash and cash equivalents	$1,901	$4,672	$6,622	$9,720	$10,096
Working capital	$10,024	$12,483	$16,546	$16,790	$19,444
Total assets	$82,032	$68,040	$52,606	$47,782	$42,261
Long-term obligations	$10,729	$11,429	$2,828	$3,002	$3,203
Stockholders' equity	$58,307	$43,755	$44,705	$36,889	$35,158
Common shares outstanding	28,069	24,029	23,822	23,749	23,546

(1)
In October 1999, we changed our fiscal year end from March 31 to December 31.

(2)
In July 1999, we acquired Metra Biosystems, Inc. ("Metra") and in December 1999 we acquired a urine test strip business from Dade. Also during the nine months ended December 31, 1999, we performed a sale and leaseback of our corporate headquarters facility. In conjunction with the acquisition of Metra, we recorded $0.8 million of acquired in-process research and development.

(3)
In December 2000, we acquired Litmus. In conjunction with the acquisition of Litmus, we recorded $2.3 million of acquired in-process research and development.

(4)
In the fourth quarter of 2000, we implemented Staff Accounting Bulletin No. 101 and as a result recorded a cumulative effect of a change in accounting principle of $1.1 million.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Future Uncertainties

    This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the FDA and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may", "will", "should", "might", "expect", "anticipate", "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described under "Risk Factors" and in other sections of this report and in other reports and registration statements we file with the Securities and Exchange Commission from time to time should be carefully considered. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K/A.

Overview

    We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1984. The product base has expanded through internal development and acquisitions of other products. Our primary product areas are pregnancy and ovulation, infectious disease, autoimmune diseases, osteoporosis and urinalysis. We discover, develop, manufacture and market rapid diagnostic products for POC detection. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions. Products are sold worldwide to professionals in the physician's office and clinical laboratories, and to consumers through organizations that provide private label, store brand products.

    During 1998, we implemented a new strategic plan. This plan included provisions for improving the financial performance of the existing operations, capitalizing on licensing and acquisition opportunities, and seeking additional collaborations with pharmaceutical and other health care companies. As part of our growth strategy, in July 1999 we acquired Metra, a leader in the diagnosis and management of metabolic bone diseases and disorders. In December 1999, we acquired a POC urine test strip business from Dade. In December 2000, we acquired Litmus, an InVitro diagnostics company that has an innovative and proprietary technology platform and unique products for women's health.

Acquisitions

    We accounted for each of our acquisitions as a purchase and as a result, our consolidated statements of operations include the operating results of the acquired businesses from their respective dates of acquisition.

    In 2000, we acquired all of the capital stock of Litmus for $17.3 million, based upon the issuance of approximately 3.2 million shares our common stock, valued at $5.375 per share. Of the 3.2 million shares, 763,486 shares are being held in escrow as security for certain representations and warranties, as defined in the merger agreement. In addition, we paid a $1.0 million license fee to a preferred shareholder of Litmus for the co-exclusive right to sell Litmus products in the U.S. We incurred approximately $2.1 million in acquisition related costs.

    In 1999, we acquired all of the outstanding stock of Metra for approximately $22.7 million in an all cash tender offer. The total cost of the transaction was approximately $7.1 million, net of cash acquired from Metra of approximately $19 million. The tender offer was financed from cash reserves, proceeds from a short-term bank loan and proceeds from a revolving line of credit. The short-term bank loan was repaid with the cash acquired from Metra.

    In 1999, we also acquired the assets of Dade's urine test strip business for $5.6 million. Of that amount, $4.8 million was paid and another $0.5 million was paid in December 2000. The remaining $0.3 million is payable upon successful completion of certain milestones. In addition to the purchase price for the assets, we agreed to pay Dade a royalty on the combined global sales of Rapignost for five years after the closing, up to a maximum of $3 million. As of December 31, 2000, we have accrued approximately $0.1 million for royalties on the sale of urine test strips. The funds used to complete the purchase came from the our existing bank line of credit. The acquired assets include: Dade's inventory of Rapignost urine test strips, product manufacturing equipment, information and know-how, trademarks, vendor and customer contracts, distributor agreements, and assignments of certain license agreements. Dade will continue to manufacture urine test strips for us through November 2001 on a contract basis.

Sale and Leaseback of Facility

    During 1999, we completed a sale and leaseback transaction for one of our facilities. The facility was sold for $15 million. We are leasing the 73,000 square foot facility for fifteen years, with options to extend the lease for up to two additional five-year periods. The sale was a cash transaction, netting us approximately $7 million. We are a limited partner holding approximately 25% interest in the limited partnership that acquired the facility.

    The transaction was deemed a financing transaction under Statement of Financial Accounting Standards No. 98 "Accounting for Sales of Real Estate." As such, the assets sold remain on our records and will continue to be depreciated over the estimated useful life. We recorded $11.3 million as the present value of the net lease payments during the nine months ended December 31, 1999, as a capital lease obligation.

Product Announcements

    In August 2000, we received PMA from the FDA to sell the QUS-2. The QUS-2 is a portable device that uses ultrasound to assess the density (or quality) of bone in the heel of a person's foot. Physicians can use the quantitative results from the QUS-2 to aid in diagnosing osteoporosis and determining the risk of atraumatic (fragility) fractures associated with this common "brittle bone" disease.

    In October 2000, we received notification from the FDA that CLIA-waiver had been granted for our QuickVue InfluenzaTest. CLIA-waiver allows the test to be sold to an estimated 100,000 U.S. physicians office laboratories allowing much broader use of the product.

    Also during 2000, a Medical Device License for the QuickVue Influenza test was acquired in accordance with the Canadian Medical Device Regulations allowing for the test to be sold in Canada. We also introduced the QuickVue Influenza Test over-the-counter to consumers in the United Kingdom, Germany and Italy.

Change in Fiscal Year End

    During October 1999, we changed our fiscal year from a March 31 fiscal year-end to a December 31 fiscal year-end.

ISO Certification

    In December 2000, our San Diego operation received formal certification to ISO 9001 for its quality management systems. These systems contribute to ensuring that the development, manufacture and supply of products and services are consistent, reliable and valuable in meeting the quality demands of customers. ISO 9001 certification is officially recognized by European and North American authorities and is accepted worldwide, and is expected to become a requirement for doing business in the European Union in the future.

Enterprise Computing System

    During 1999, we implemented a sophisticated enterprise resource planning computerized operating system. With this new system, the operations of the business have become more efficient due to the streamlining of processes and procedures, in manufacturing, planning and financial reporting, many of which previously were performed manually. The information from this system assists management with day-to-day operating decisions.

Management

    In December 2000, we announced that S.Wayne Kay had joined us as President and Chief Operating Officer, effective January 1, 2001. André de Bruin continues in his role of Chief Executive Officer and Vice Chairman of the Board of Directors.

Cumulative Effect of Change in Accounting Principle

    We changed our accounting policies to implement the effects of the SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which resulted in a cumulative effect of a change in accounting principle of $1.1 million during fiscal year 2000. We implemented SAB 101 in the fourth quarter of 2000 by restating our first three quarters of 2000 (see accompanying consolidated financial statements).

    The Company changed its method of accounting for product sales and certain milestone payments under joint development agreements. In an effort to ensure compliance with SAB 101, the Company reviewed its product sales to ensure that the risks and rewards of ownership passed to its customers. As a result, the Company recorded a cumulative adjustment of $0.3 million related to ensuring the conformity with SAB 101. Also, the Company changed its accounting for certain milestone payments under joint development agreements to not recognize revenue until the collection of the payment is reasonably assured. The Company's milestone payments are considered to be payments received for the accomplishment of a discrete, substantive event. The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met since substantive effort was required to achieve the milestone, the amount of the milestone payment appears reasonable, commensurate with the effort expended and collection of the payment is reasonably assured. As a result, in conjunction with a contract in which an $0.8 million payment was considered uncertain due to the Company's concern of it being unable to complete the contract within the contract specifications, the receipt of the $0.8 million was uncertain and thus has not been reflected in the accompanying consolidated financial statements.

Results of Operations

    The following table sets forth for the periods indicated certain consolidated statements of operations data expressed as a percentage of net sales:

CONSOLIDATED STATEMENT OF OPERATIONS DATA

	Year ended December 31,		Nine months ended December 31,		Year ended March 31,
	2000	1999	1999	1998	1999
		(unaudited)		(unaudited)
REVENUES
Net sales	98.5%	92.4%	92.2%	91.1%	91.6%
Research contracts, license fees and royalty income	1.5	7.6	7.8	8.9	8.4

Total revenues	100.0	100.0	100.0	100.0	100.0

COSTS AND EXPENSES
Cost of sales	52.6	47.9	47.3	51.1	50.7
Research and development	10.2	12.5	12.5	11.2	11.6
Sales and marketing	23.5	25.5	27.4	18.4	18.8
General and administrative	12.7	10.7	10.6	12.2	11.9
Write down and closure of European subsidiaries	—	—	—	1.2	0.9
Acquired in-process research and development	3.3	1.5	1.9	—	—
Amortization of intangibles	2.9	1.3	1.5	4.9	3.8

Total costs and expenses	105.2	99.3	101.1	99.1	97.7

Operating income (loss)	(5.2)	0.7	(1.1)	0.9	2.3
OTHER INCOME (EXPENSE)
Interest income	0.1	0.9	0.9	1.0	1.0
Interest expense and other	(1.8)	(1.3)	(1.3)	(0.4)	(0.6)

Total other income (expense)	(1.7)	(0.4)	(0.5)	0.6	0.4

Income (loss) before benefit (provision) for income taxes; extraordinary item; and cumulative effect of change in accounting principle	(6.9)	0.3	(1.5)	1.5	2.7
Benefit (provision) for income taxes	—	11.6	—	(0.8)	12.2

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(6.9)	12.0	(1.5)	0.7	14.9
Extraordinary item, early extinguishment of debt	—	(1.6)	(2.1)	—	—

Income (loss) before cumulative effect of change in accounting principle	(6.9)	10.4	(3.6)	0.7	14.9
Cumulative effect of change in accounting principle	(1.5)	—	—	—	—

Net income (loss)	(8.4)%	10.4%	(3.6)%	0.7%	14.9%

Unaudited pro forma net income (loss) for effect of change in accounting principle	(8.4)%	10.4%	(4.4)%	0.1%	15.0%

Net Sales

    Net sales increased 31% to $68.4 million for the twelve months ended December 31, 2000 from $52.2 million for same period in 1999. The increase was primarily due to an increase in demand for our core products, new products recently launched, and products acquired through acquisition. Our core products, primarily pregnancy and Group A Strep tests, increased approximately $7.3 million for the twelve months ended December 31, 2000 from the same period in 1999. Products related to our acquisitions for the twelve months ended December 31, 1999, primarily urinalysis tests and metabolic bone markers, increased approximately $6.3 million for the twelve months ended December 31, 2000 from the same period in 1999. New product sales, influenza A/B products, increased approximately $1.2 million for the twelve months ended December 31, 2000 from the same period in 1999.

    Net sales increased 15% for the nine months ended December 31, 1999 compared to the same period in 1998. Professional sales for the nine months ended December 31, 1999 increased 16% over the prior period and include Metra's domestic metabolic bone marker sales of $2 million, or 5% of net sales. Over the counter ("OTC"), original equipment manufacture ("OEM") and clinical lab sales collectively increased 27% for the nine months ended December 31, 1999 compared to the same period in 1998. The change for the nine months ended December 31, 1999 was due to sales of a partnered retail store brand program for distribution of pregnancy tests that commenced in late 1998 and was in place for the full nine month period ended December 31, 1999, offset in part by the loss of an OTC contract. International sales increased by 4% for the nine months ended December 31, 1999 over the same period in 1998. This increase in international sales is primarily due to the acquisition of Metra and its three European subsidiaries.

    OEM product sales increased dramatically in the year ended March 31, 1999 due to the manufacture of veterinary products under contract for the benefit of a third party for the full year compared to only a few months in fiscal 1998, as well as to the launch of a new partnered retail store brand program for distribution of pregnancy tests. In the year ended March 31, 1998, we reassessed our international sales strategy and in the year ended March 31, 1999, completed the closure of European subsidiaries located in France, the Netherlands and Spain. As a result, international sales declined, except that sales in the German subsidiary increased $1.0 million for the year ended March 31, 1999 to approximately $2.7 million due to new distributor programs in Europe.

Research Contracts, License Fees and Royalty Income

    Research contracts, license fees and royalty income decreased to $1.0 million for the twelve months ended December 31, 2000 from $4.3 million for the same period in 1999. The decrease was principally related to declines in amounts earned in 2000, compared to 1999 due to the completion of a multi-year rapid diagnostic test development program for influenza A/B.

    For the nine months ended 1999 and 1998, research contracts were approximately $1.8 million and $3.1 million, respectively; license income was approximately $1.1 million and $0.2 million, respectively; and royalty income was $0.4 million and $0, respectively. For the nine months ended December 31, 1999 and 1998, contract research and development income was principally related to funding provided by Glaxo for two separate multi-year, joint development agreements for a rapid, POC influenza A/B diagnostic test, which commenced in March 1996, and two rapid, POC tests to detect HSV, which commenced in October 1997. License fee income for the nine months ended December 31, 1999 also included a $1 million milestone payment Metra earned from Sumitomo Pharmaceuticals Co., Ltd. due to the Metra metabolic bone markers becoming eligible for reimbursement in Japan.

    For the year ended March 31, 1999, research contracts were approximately $4.1 million, license income was $0.2 million and royalty income was $0.1 million. For the year ended March 31, 1999, contract research and development income principally related to funding provided by Glaxo.

Cost of Sales and Gross Profit from Net Sales

    Gross profit from net sales increased to $31.8 million for the twelve months ended December 31, 2000 from $25.1 million for the same period in 1999. Gross profit from net sales as a percentage of net sales ("gross margin") decreased to 47% for the twelve months ended December 31, 2000 from 48% for the same period in 1999. The dollar increase was primarily due to overall sales growth partially offset by an inventory write down of approximately $0.5 million in the twelve months ended December 31, 2000.

    Gross profit from net sales as a percentage of net sales for the nine months ended December 31, 1999 increased as a percent of net sales from the same period in 1998. This increase in profit margin was due to our improvement in our procedures for the procurement of raw materials and other initiatives intended to increase manufacturing efficiency and to reduce overall product costs. In addition, we also reviewed our credit and rebate policies to identify potential increases in product sale profitability.

    Gross profit from net sales declined approximately two percentage points to 45% of net sales for the year ended March 31, 1999 from the prior year level. The shift in product mix toward sales of our OEM pregnancy tests, which provide a lower direct margin contribution, increased direct costs as a percent of sales. Manufacturing overhead cost increases for the year ended March 31, 1999 related to increased production capacity, the purchase of automation equipment, and the addition of purchasing and engineering support staff.

Research and Development Expense

    Research and development expense decreased to $7.0 million for the the twelve months ended December 31, 2000 from $7.1 million for the same period in 1999. Research and development expense as a percentage of net sales decreased to 10% for the twelve months ended December 31, 2000 from 14% for the same period in 1999. The percentage decrease is primarily attributable to an increase in net sales. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

    Research and development expenses decreased to 14% of net sales for the nine months ended December 31, 1999 as efforts in several collaborative product development programs declined or were completed. The Glaxo influenza A/B and HSV programs, were the largest of these projects. Contract research direct costs represented 33% of our total research and development investment in the period ended December 31, 1999.

    Research and development remained constant for the year ended March 31, 1999 compared to 1998 as we continued our efforts in several collaborative product development programs. The Glaxo influenza A/B and HSV programs were the largest of these projects. Contract research expense represented 48% of our total research and development investment for the year ended March 31, 1999.

Sales and Marketing Expense

    Sales and marketing increased to $16.3 million for the twelve months ended December 31, 2000 from $14.4 million for the same period in 1999. Sales and marketing expense as a percentage of net sales decreased to 24% for the twelve months ended December 31, 2000 from 28% for the same period in 1999. The dollar increase is primarily due to increased investment in sales and marketing infrastructure, costs associated with the launch of the urinalysis product and the contract sales force employed to assist with the launch of the influenza A/B products.

    Sales and marketing expenses increased to 30% of net sales for the nine months ended December 31, 1999. Both international and domestic sales and marketing expenses increased due to new personnel and programs that were not present for the same period in 1998, consisting of an extensive worldwide sales and marketing function, including subsidiaries in the United Kingdom, Germany and Italy acquired through the acquisition of Metra.

    Sales and marketing efficiencies improved for the year ended March 31, 1999 as the overall cost declined to 20% of net sales. Domestic OTC and OEM sales and marketing expenses continued to decline as these expenses were assumed by outside distributors. These savings partially offset the lower margin on domestic OTC/OEM products from reduced sales prices under these distribution agreements. International sales and marketing expenses declined due to the closure of our European subsidiaries and represented approximately 27% of total international sales.

General and Administrative Expense

    General and administrative expense increased to $8.8 million for the twelve months ended December 31, 2000 from $6.0 million for the same period in 1999. General and administrative expense as a percentage of net sales increased to 13% for the twelve months ended December 31, 2000 from 12% for the same period in 1999. The increases were primarily headcount and related infrastructure charges as follows: information technology $0.7 million, business development $0.3 million, human resources $0.3 million, investor relations $0.2 million, accounting and finance $0.2 million, recruiting fees $0.2 million, outside consulting fees $0.2 million and insurance $0.2 million.

    General and administrative expense decreased to 12% of net sales for the nine months ended December 31, 1999 as compared to 13% for the same period in 1998 primarily as a result of decreased outside consulting costs.

    General and administrative expense increased significantly for the year ended March 31, 1999. This increase contained $1.3 million of non-recurring restructuring costs, including employee severance costs, legal fees and consulting costs. Without these non-recurring costs, general and administrative costs would have decreased by approximately $0.3 million from the year ended March 31, 1998.

Acquired In-Process Research and Develpment

    In connection with our acquisitions of Litmus in December 2000 and Metra in July 1999, we acquired research and development projects that had not reached technical feasibility and had no probable alternative future uses. The amounts allocated to purchased in-process research and development for the acquisitions were based on independent third party valuations, and were expensed as of the date of the acquisitions. Purchased in-process research and development expense related to our acquisitions of Litmus and Metra was $2.3 million and $0.8 million for the year ended December 31, 2000 and the nine months ended December 31, 1999, respectively.

Amortization of Intangibles

    Amortization of intangibles increased to $2.0 million for the twelve months ended December 31, 2000 from $0.8 million for the same period in 1999. This increase was due to an increase in intangible assets related to the acquisition of Litmus in December 2000, and a full twelve months of amortization related to the acquisitions of Metra and the Dade urine test strip business during the twelve months ended December 31, 2000 compared to a partial period of amortization during the twelve months ended December 31, 1999.

    Amortization of intangibles decreased to $0.6 million for the nine months ended December 31, 1999 from $1.8 million for the nine months ended December 31, 1998. This decrease was primarily due to there being a large number of fully amortized patents during the nine months ended December 31, 1999 compared to the same period in 1998.

    Amortization of intangibles increased to $2.0 million for the year ended March 31, 1999 from $1.0 million for the the year ended March 31, 1998. This increase was primarily due to an increase in intangible assets related to the capitalization of patents.

Interest Income

    Interest income decreased to $0.1 million for the twelve months ended December 31, 2000 from $1.0 million for the same period in 1999. This decrease is primarily due to the decrease in average cash balance in 2000 as compared to 1999 related to the acquisition of Litmus, Metra and Dade's urine test strip business as well as the purchase of manufacturing and other equipment.

Interest Expense

    Interest expense increased to $1.2 million for the twelve months ended December 31, 2000 from $0.7 million for the same period in 1999. This increase is primarily due to the increase in our average revolving line of credit balance in 2000 as compared to 1999 related to the acquisitions of Litmus in 2000 and Metra and Dade's urine test strip business in 1999.

    Interest expense increased to $0.6 million for the nine months ended December 31, 1999 from $0.1 million for the same period in 1998. This increase is primarily due to the increase in our average revolving line of credit balance in 1999 as compared to 1998 related to the acquisitions of Metra and Dade's urine test strip business during 1999.

Income Taxes

    No income tax benefit was recorded during the year ended December 31, 2000 or the nine months ended December 31, 1999. There was an income tax benefit of $6.3 million recorded for the year ended March 31, 1999. This tax benefit in 1999 was associated with our assessment of the likelihood of our ability to realize our net tax operating loss carryforwards.

Extraordinary Item

    Extraordinary loss for the nine months ended December 31, 1999 was $0.9 million and consisted of the write-off of unamortized debt issuance costs in connection with the prepayment of debt related to one of our facilities.

Cumulative Effect of Change in Accounting Principle

    We changed our accounting policies to implement the effects of the SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which resulted in a cumulative effect of a change in accounting principle of $1.1 million during fiscal year 2000. We implemented SAB 101 in the fourth quarter of 2000 by restating our first three quarters of 2000 (see accompanying consolidating financial statements).

Liquidity and Capital Resources

    Our principal sources of liquidity have historically been cash flow from operations and borrowings under our line of credit and in 1999, the sale leaseback of our San Diego facility. Cash flow from operations and borrowings under our line of credit is expected to continue to be our sources of liquidity. Our principal requirements for cash have been repayment of borrowings under our line of credit and capital expenditures.

    At December 31, 2000, we had cash and cash equivalents of approximately $1.9 million compared to $4.7 million at December 31, 1999. The decrease in cash and cash equivalents as of December 31, 2000 was principally due to costs associated with the acquisition of Litmus Concepts, Inc. and the purchase of manufacturing and other equipment.

    Cash provided by operating activities was $1.8 million for the year ended December 31, 2000 and $2.2 million for the year ended December 31, 1999 and consisted of funding our net income or working capital, as applicable, less non-cash amortization and depreciation of $6.5 million in 2000 and $4.4 million in 1999, write-offs of acquired in-process research and development of $2.3 million in 2000 and $0.8 million in 1999, the extraordinary loss of $0.9 million in 1999, an increase in receivables of $1.5 million in 2000 as compared to an increase of $1.3 million in 1999, a decrease in inventories of $0.9 million in 2000 compared to an increase of $0.6 million in 1999, an increase in accounts payable of $0.5 million in 2000 and $1.0 million in 1999, an increase in accrued payroll and related expenses of $0.2 million in 2000 compared to a decrease of $1.1 million in 1999, decreases in other accrued liabilities of $2.6 million in 2000 and $0.9 million in 1999 and a decrease in deferred contract research revenue of $1.5 million in 1999. Cash used for investing activities was $5.4 million for 2000 and $14.5 million for 1999. In 2000, the amount consisted primarily of cash used in connection with purchases of property and equipment of $3.2 million and the acquisition of Litmus of $2.1 million. In 1999, the amount consisted primarily of cash used in connection with purchases of property and equipment of $3.4 million and the acquisitions of Metra and the Dade Behring urinalysis product line of $10.3 million. Cash provided by financing activities was $0.8 million for 2000 and $11.0 million for 1999. In 2000 the amount consisted of repayments of debt of $2.1 million offset by proceeds from issuance of common stock and warrants of $2.9 million, while 1999 was primarily related to the net proceeds from the sale and leaseback of our San Diego facility.

    As of December 31, 2000, our outstanding indebtedness included $11.2 million under capital leases (primarily our San Diego facility) and $3.2 million of borrowing under lines of credit. Our primary line of credit, of which $2.5 million was outstanding as of December 31, 2000, provides for a maximum availability of $7.5 million, bore interest at 9.5% at December 31, 2000, matures in June 2001 and is secured by our inventory, accounts receivable and fixed assets. We currently have approximately $5.0 million available to borrow under this line of credit. This line of credit agreement contains certain customary covenants restricting our ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. As of December 31, 2000, we were not in compliance with certain of our ongoing annual financial covenants. These included a cumulative net loss as prohibited by the agreement, a smaller than required EBITDA to tangible net worth ratio and incurrence of additional debt related to the Litmus acquisition. As of December 31, 2000, a waiver was obtained from the financial institution. Subsequent to December 31, 2000, we amended our line of credit which, among other things, modified the covenants. As of December 31, 2000, and as part of the Litmus acquisition, $0.7 million was outstanding under a $1.5 million line of credit with a financial institution and was subsequently paid in full in March 2001.

    We plan approximately $6.4 million in capital expenditures during the next twelve months. The primary purpose for our capital expenditures is manufacturing equipment, facilities improvements and information technology. We plan to fund these capital expenditures with cash flow from operations and borrowings under our existing credit facility. We have no material commitments with respect to such planned expenditures as of the date of this filing.

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

Recent Accounting Pronouncements

    The Financial Accounting Standards Board has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138 amends SFAS No. 137. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. These new standards are effective beginning with our first quarter of 2001, we have determined that adoption of both SFAS 137 and SFAS 138 will not have a material impact on our consolidated results of operations, financial position or cash flows.

    The Financial Accounting Standards Board has issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation"—an interpretation of APB Opinion No. 25. FIN 44 affects awards and modifications made after December 15, 1998. We believe that our accounting policies comply with the applicable provisions of FIN 44.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders' equity reported by the Company, and such effect may be material in any individual reporting period.

    The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will will vary as interest rates increase or decrease. Based on our market risk sensitive instruments outstanding at December 31, 2000 and 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Item 8.  Financial Statements and Supplementary Data

    The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 14(a)(1).

Part III

Item 9.  Directors and Executive Officers of the Registrant

    The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2001. Information with respect to executive officers is included on pages 23-24 of this Form 10-K/A.

    The information required by Item 405 of Regulation S-K is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," contained in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2001.

Item 10.  Executive Compensation

    The information required by this item is incorporated by reference from the information under the captions "Director Compensation" and "Executive Compensation" contained in our Proxy Statement filed with the Securities and Exchange Commission on April 13, 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement filed with the Securities and Exchange Commission on April 13, 2001.

Item 12.  Certain Relationships and Related Transactions

    The information required by this item is incorporated by reference from the information under the captions "Compensation Committee Interlocks and Insider Participation" and "Audit Committe" contained in the Proxy Statement filed with the Securities and Exchange Commission on April 13, 2001.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
(1) Financial Statements

    The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

Consolidated Financial Statements of Quidel Corporation

  (2)
  Financial Statement Schedules

    The following Financial Statement Schedule of Quidel Corporation for the year ended December 31, 2000 and the nine months ended December 31, 1999 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Quidel Corporation.

Schedule II. Valuation and Qualifying Accounts.

    Financial Statement Schedules not listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

  (3)
  Exhibits with each management contract or compensatory plan or arrangement required to be filed identified. See paragraph (c) below.

(b)
Reports on Form 8-K

  Reports on Form 8-K filed by the Company during the quarter ended December 31, 2000.

  On November 8, 2000, Quidel filed a Form 8-K to report that on August 9, 2000, the Board of Directors of Quidel approved amendments to Quidel's Bylaws.

  On December 22, 2000, Quidel filed a Form 8-K to report that on December 8, 2000, Quidel completed its acquisition of Litmus Concepts, Inc.

(c)
Exhibits

2.1	Agreement and Plan of Merger, as amended, dated October 30, 2000, among the Registrant, Litmus Concepts, Inc. and Litmus Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on December 22, 2000.)

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 26, 2001.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 8, 2000.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (incorporated by reference to Exhibit 1(A) to the Company's Registration Statement on Form 8-A filed on January 14, 1997.)
4.2	Rights Agreement dated as of December 31, 1996 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on January 14, 1997.)
10.1	Registrant's 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
10.2	Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.3	Registrant's 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.4	Registrant's 1990 Director Option Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.5	Form of Registration Rights Agreement of the Registrant. (Incorporated by reference to Appendix C to the final Joint Proxy Statement/Prospectus dated January 4, 1991 included within Amendment No. 2 to the Registrant's Registration Statement No. 33-38324 on Form S-4 filed on January 4, 1991.)
10.6	Assumption Agreement dated January 31, 1991. (Incorporated by reference to Exhibit 10.52.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
10.7	Trademark License Agreement dated October 1, 1994 between the Registrant and Becton Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.8	Stock Purchase Agreement dated January 5, 1995 between Registrant and Eli Lilly & Company for the sale of all the outstanding capital stock of Pacific Biotech, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated January 5, 1995.)
10.9	Settlement Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.10	Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.11	Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.12	Employment agreement dated June 9, 1998 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)
10.13	Stock option agreement dated June 9, 1998 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)

10.14		Employment agreement dated December 14, 1998 between the Registrant and Charles J. Cashion. (Incorporated by reference to Exhibit 10.28 to the Registrants Form 10-Q for the quarter ended December 31, 1998.)
10.15		Offer to Purchase for Cash all outstanding shares of common stock of Metra Biosystems, Inc. by MBS Acquisition Corporation, a wholly-owned subsidiary of Quidel Corporation at $1.78 net per share. (Incorporated by reference to Metra's Schedule 14D-1 dated June 9, 1999.)
10.16		Business Loan Agreement, dated as of July 12, 1999, by and between Bank of America National Trust and Savings Association and Quidel Corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 26, 1999.)
10.17		Security Agreement, dated as of July 12, 1999, by and among Bank of America National Trust and Savings Association, Quidel Corporation, MBS Acquisition Corporation, and Pacific Biotech, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on July 26, 1999.)
10.18		Subsidiary Guaranty, dated as of July 12, 1999, by MBS Acquisition Corporation and Pacific Biotech, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on July 26, 1999.)
10.19		Cash Collateral Agreement, dated as of July 12, 1999, by and between Bank of America National Trust and Savings Association and Pacific Biotech, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on July 26, 1999.)
10.20		Form of Asset Sale Agreement — Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.21		Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.22		Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.23		Form of Indemnification Agreement — Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.)
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Arthur Andersen LLP, Independent Public Accountants.
23.2	*	Consent of Ernst & Young LLP, Independent Auditors.

*
Filed Herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUIDEL CORPORATION
Date: September 24, 2001	By	/s/ S. WAYNE KAY S. Wayne Kay President, Chief Executive Officer (Prinicipal Executive Officer) and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: September 24, 2001
/s/ ANDRÉ DE BRUIN André de Bruin Vice Chairman of the Board	/s/ PAUL E. LANDERS Paul E. Landers Vice President Corporate Operations, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ RICHARD C. E. MORGAN Richard C. E. Morgan Chairman of the Board	/s/ JOHN D. DIEKMAN John D. Diekman Director
/s/ S. WAYNE KAY S. Wayne Kay President, Chief Executive Officer (Principal Executive Officer), and Director	/s/ THOMAS A. GLAZE Thomas A. Glaze Director
/s/ MARGARET G. MCGLYNN Margaret G. McGlynn Director	/s/ MARY LAKE POLAN Mary Lake Polan Director
/s/ FAYE WATTLETON Faye Wattleton Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quidel Corporation:

    We have audited the accompanying consolidated balance sheets of Quidel Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and for the nine month period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quidel Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and for the nine month period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Diego, California
February 15, 2001

F–1

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Quidel Corporation

    We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Quidel Corporation for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Quidel Corporation for the year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Diego, California
May 14, 1999

F–2

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value amounts)	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$1,901	$4,672
Accounts receivable, net	12,065	10,822
Other receivables	—	1,053
Inventories	8,438	8,327
Prepaid expenses and other current assets	616	465

Total current assets	23,020	25,339
Property and equipment, net	20,541	21,207
Intangible assets, net	31,330	11,096
Deferred tax asset	5,707	9,083
Other assets	1,434	1,315

	$82,032	$68,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,412	$3,560
Accrued payroll and related expenses	1,434	750
Accrued royalties	1,054	888
Line of credit	3,200	3,769
Current portion of obligations under capital leases	469	553
Other current liabilities	2,427	3,336

Total current liabilities	12,996	12,856
Capital leases, net of current portion	10,729	11,429
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 50,000 shares authorized, 28,069 and 24,029 shares issued and outstanding at December 31, 2000 and 1999, respectively	28	24
Additional paid-in capital	137,768	117,386
Accumulated other comprehensive loss	(69)	(81)
Accumulated deficit	(79,420)	(73,574)

Total stockholders' equity	58,307	43,755

Total liabilities and stockholders' equity	$82,032	$68,040

See accompanying notes.

F–3

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,		Nine months ended December 31,	Year ended March 31,
(in thousands, except per share data)	2000	1999	1999	1999
		(unaudited)
REVENUES
Net sales	$68,351	$52,204	$38,934	$47,163
Research contracts, license fees and royalty income	1,048	4,315	3,307	4,333

Total revenues	69,399	56,519	42,241	51,496

COSTS AND EXPENSES
Cost of sales	36,503	27,059	19,959	26,106
Research and development	7,046	7,070	5,267	5,984
Sales and marketing	16,341	14,390	11,555	9,701
General and administrative	8,845	6,024	4,462	6,115
Write down and closure of European subsidiaries	—	—	—	440
Acquired in-process research and development	2,300	820	820	—
Amortization of intangibles	1,981	755	632	1,958

Total costs and expenses	73,016	56,118	42,695	50,304

Operating income (loss)	(3,617)	401	(454)	1,192
OTHER INCOME (EXPENSE)
Interest income	86	536	368	526
Interest expense	(1,247)	(744)	(559)	(324)

Total other income (expense)	(1,161)	(208)	(191)	202

Income (loss) before benefit for income taxes; extraordinary item; and cumulative effect of change in accounting principle	(4,778)	193	(645)	1,394
Benefit for income taxes	—	6,575	—	6,267

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(4,778)	6,768	(645)	7,661
Extraordinary item, early extinguishment of debt	—	(891)	(891)	—

Income (loss) before cumulative effect of change in accounting principle	(4,778)	5,877	(1,536)	7,661
Cumulative effect of change in accounting principle	(1,068)	—	—	—

Net income (loss)	$(5,846)	$5,877	$(1,536)	$7,661

Basic and diluted earnings (loss) per share on income (loss) before extraordinary item and cumulative effect change in accounting principle	$(0.19)	$0.28	$(0.03)	$0.32

Basic and diluted loss per share for extraordinary item	$—	$(0.03)	$(0.03)	$—

Basic and diluted earnings (loss) per share for cumulative effect of change in accounting principle	$(0.04)	$—	$—	$—

Basic earnings (loss) per share	$(0.23)	$0.25	$(0.06)	$0.32

Diluted earnings (loss) per share	$(0.23)	$0.24	$(0.06)	$0.32

Shares used in basic per share calculation	24,882	23,841	23,853	23,782

Shares used in diluted per share calculation	24,882	24,167	23,853	23,804

See accompanying notes.

F–4

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock
				Accumulated other comprehensive income (loss)
			Additional paid-in capital		Accumulated deficit	Total stockholders' equity	Total comprehensive income (loss)
(in thousands)	Shares	Amount
Balance at March 31, 1998	23,749	$24	$116,564	$(14)	$(79,699)	$36,875
Issuance of common stock for cash under stock option and stock purchase plans	73	—	156	—	—	156
Translation adjustment	—	—	—	13	—	13	$13
Net income	—	—	—	—	7,661	7,661	7,661

Balance at March 31, 1999	23,822	24	116,720	(1)	(72,038)	44,705	$7,674

Issuance of common stock for cash under stock option, stock warrant and stock purchase plans	207	—	666	—	—	666
Translation adjustment	—	—	—	(80)	—	(80)	$(80)
Net loss	—	—	—	—	(1,536)	(1,536)	(1,536)

Balance at December 31, 1999	24,029	24	117,386	(81)	(73,574)	43,755	$(1,616)

Issuance of common stock for cash under stock option, stock warrant and stock purchase plans, net of registration costs	778	1	2,906	—	—	2,907
Common stock issued for acquisition	3,217	3	17,290	—	—	17,293
Stock-based compensation related to stock options	45	—	186	—	—	186
Translation adjustment	—	—	—	12	—	12	$12
Net loss	—	—	—	—	(5,846)	(5,846)	(5,846)

Balance at December 31, 2000	28,069	$28	$137,768	$(69)	$(79,420)	$58,307	$(5,834)

See accompanying notes.

F–5

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		Nine months ended December 31,	Year ended March 31,
(in thousands)	2000	1999	1999	1999
		(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(5,846)	$5,877	$(1,536)	$7,661
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,530	4,349	3,535	3,296
Loss on disposal of assets	—	98	98	—
Other miscellaneous income	—	(162)	(162)	—
Acquired in-process research and development	2,300	820	820	—
Cumulative effect of change in accounting principle	1,068	—	—	—
Extraordinary loss	—	891	891	—
Stock-based compensation related to stock options	71	—	—	—
Deferred tax asset	—	(6,376)	—	(6,376)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(2,468)	(418)	(635)	136
Other receivables	1053	(898)	(898)	—
Inventories	889	(609)	(906)	86
Prepaid expenses and other current assets	(29)	879	910	(258)
Accounts payable	461	1,049	606	(963)
Accrued payroll and related expenses	237	(1,126)	(1,414)	(248)
Accrued royalties	156	165	229	37
Deferred contract research revenue	—	(1,473)	(592)	(1,098)
Other accrued liabilities	(2,616)	(883)	(175)	(535)

Net cash provided by operating activities	1,806	2,183	771	1,738

INVESTING ACTIVITIES
Acquisition of property and equipment	(3,231)	(3,448)	(3,150)	(4,202)
Proceeds from sale of fixed assets	—	13	13	—
Increase in patents and other intangible assets	(137)	(709)	(181)	(604)
Acquisitions, net of cash acquired	(2,075)	(5,233)	(5,233)	—
Payment for purchase of assets from Dade Behring	—	(5,091)	(5,091)	—

Net cash used for investing activities	(5,443)	(14,468)	(13,642)	(4,806)

See accompanying notes.

F–6

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		Nine months ended December 31,	Year ended March 31,
(in thousands)	2000	1999	1999	1999
		(unaudited)
FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	$2,907	$738	$666	$156
Payments on debt and obligations under capital leases	(784)	(3,512)	(3,464)	(199)
Proceeds from sale and leaseback of facility	—	11,250	11,250	—
Line of credit, net	(1,269)	3,769	3,769	—
Mortgage pre-payment fee	—	(891)	(891)	—
Payment of deferred financing costs	—	(329)	(329)	—

Net cash provided by (used for) financing activities	854	11,025	11,001	(43)

Effect of exchange rate changes on cash	12	(80)	(80)	13

Net decrease in cash and cash equivalents	(2,771)	(1,340)	(1,950)	(3,098)
Cash and cash equivalents at beginning of period	4,672	6,012	6,622	9,720

Cash and cash equivalents at end of period	$1,901	$4,672	$4,672	$6,622

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest	$1,167	$1,203	$1,104	$330

Cash paid during the year for income taxes	$—	$278	$32	$332

NON CASH INVESTING AND FINANCING ACTIVITIES
Note payable for purchase of Dade Behring assets	$—	$(250)	$(250)	$—
Assets acquired through acquisitions	1,009	7,133	7,133	—
Liabilities assumed through acquisitions	(3,026)	(6,176)	(6,176)	—
Goodwill acquired through acquisitions	13,603	3,150	3,150	—
In-process research and development acquired through acquisitions	2,300	820	820	—
Technology purchased through acquisitions	6,100	5,397	5,397	—
License fee	1,000	—	—	—
Favorable lease acquired through acquisition	1,700	—	—	—
Assembled work force acquired through acquisition	140	—	—	—
Deferred tax liability acquired through acquisition	(3,376)	—	—	—

Total acquisition, net	19,450	10,074	10,074	—
Less: Cash acquired	(82)	—	—	—
Common stock issued for acquisition	(17,293)	—	—	—

Acquisitions, net of cash acquired	$2,075	$5,233	$5,233	$—

Payment of purchase assets from Dade Behring	$—	$4,841	$4,841	$—

See accompanying notes.

F–7

QUIDEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION RELATING TO THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

Note 1.  Company Operations and Summary of Significant Accounting Policies

    Quidel Corporation (the "Company") commenced operations in 1979. The Company operates in one business segment which develops, manufactures and markets point-of-care ("POC") rapid diagnostics for detection of human medical conditions and illnesses. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions substantially focused on women and family health. The Company's products are sold to professionals for use in the physician's office and clinical laboratory through a network of national and regional distributors, and to consumers through organizations that provide store brand products. In December 2000, the Company acquired all of the stock of Litmus Concepts, Inc. ("Litmus"). In July 1999 the Company acquired all of the stock of Metra Biosystems, Inc. ("Metra") and in December 1999, the Company acquired a urine test strip business from Dade Behring Marburg GmbH ("Dade").

    Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Change in Fiscal Year — During October 1999, the Company changed its fiscal year from a March 31 to a December 31 fiscal year end. The Company reported the nine months ended December 31, 1999 as a transition to its new fiscal year end of December 31.

    Unaudited Financial Information — The unaudited statements of operations and cash flows and related notes for the year ended December 31, 1999 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with accounting principles generally accepted in the United States.

    Cash and Cash Equivalents — The Company considers cash equivalents to be highly liquid investments with an original maturity of three months or less.

    Accounts Receivable — The balance of accounts receivable is net of allowances of $1.2 million and $1.6 million at December 31, 2000 and 1999, respectively.

    Other Receivables — As of December 31, 1999, other receivables are primarily related to a $1.0 million payment earned by and owed to a subsidiary of the Company from Sumitomo Pharmaceuticals Co., Ltd. due to the Company's metabolic bone markers becoming eligible for reimbursement in Japan. The Company received this payment in January 2000.

    Inventories — Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on an annual basis for excess, obsolete and impaired

F–8

inventory and makes appropriate dispositions as obsolete stock is identified. Inventories consisted of the following at December 31, 2000 and 1999:

(in thousands)	2000	1999
Raw materials	$3,293	$3,835
Work-in-process	2,053	2,692
Finished goods	3,092	1,800

	$8,438	$8,327

    Property and Equipment — Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (3 to 15 years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

    Property and equipment consisted of the following at December 31, 2000 and 1999:

(in thousands)	2000	1999
Equipment, furniture and fixtures	$25,568	$25,315
Building and improvements	15,722	12,125
Land	1,080	1,080

	42,370	38,520
Less: Accumulated depreciation and amortization	(21,829)	(17,313)

	$20,541	$21,207

    Intangible Assets — Intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful lives. The excess of cost over their fair value of the net tangible assets purchased (goodwill) arose from the Company's acquisition of its wholly-owned subsidiaries Litmus and Metra and the purchase of technology from Litmus and Dade. The goodwill related to Litmus and Metra is being amortized over seven and five years, respectively, while the technology purchased from Litmus and Dade is being amortized over seven and ten years, respectively. Patent filing costs are capitalized and amortized upon the issuance of the related patent. License and favorable lease arrangements are being amortized over the terms of the related agreements.

F–9

    Intangible assets consisted of the following at December 31, 2000 and 1999:

(in thousands)	Life	2000	1999
Goodwill	5 to 7 years	$16,265	$3,150
Purchased technology	7 to 10 years	11,536	5,397
License agreements	7 to 8 years	3,300	2,300
Patent and trademark costs	10 to 12 years	2,592	2,455
Favorable lease and other	3 to 9 years	1,840	—

		35,533	13,302
Less: Accumulated amortization		(4,203)	(2,206)

		$31,330	$11,096

    Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition are less that its carrying amount. Through December 31, 2000, the Company has not experienced any such impairment.

    Revenue Recognition — The Company records revenues from product sales. These revenues are recorded net of related rebates and discounts at the time the sale is recognized. The Company recognizes an allowance for pricing rebates based upon the estimated amounts of rebates that will be claimed by the customers. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. The Company earns income for performing services under joint development agreements and licensing of technology. Milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met since substantive effort is required to achieve the milestone, the amount of the milestone payments appears reasonable, commensurate with the effort expended and collection of the payment is reasonably assured. The Company has not received up front payments under any existing contracts. Income from the licensing of distribution rights is recorded when the event triggering payment to the Company has occurred as specified by the terms of the related license agreements and collectibility is reasonably assured. The Company has no continuing involvement in relation to the receipt of the payments and thus revenues are recognized upon end user sales of products using the Company's technology based upon the terms of the licensing agreements. Income earned under joint development agreements and from licensing activties are classified under revenue in the accompanying Consolidated Statements of Operations. The costs associated with joint development agreements are recorded as research and development expense. In 2000, the Company changed its method of accounting for product sales and certain milestone payments under joint development agreements. See change in accounting principle below.

    Research and Development Costs — All research and development costs are charged to operations as incurred.

F–10

    Product Shipment Costs — Product shipment costs are included in sales and marketing expense, in the accompanying Consolidated Statements of Operations.

    Income Taxes — Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

    Foreign Currency Translation — The financial statements of the Company's subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date and revenue and expense accounts are translated using average exchange rates during the periods. The resulting translation adjustments are presented as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations and have historically not been significant.

    Fair Value of Financial Instruments — The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable, accrued liabilities and the line of credit approximate their fair values due to their short-term nature. The Company's capital lease obligations approximate fair value as the obligations carry a market rate of interest. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company establishes reserves for estimated uncollectible accounts and believes its reserves are adequate.

    Computation of Earnings (Loss) Per Share — Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options and warrants. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.

    The following table reconciles the shares used in computing basic and diluted earnings (loss) per share in the respective periods:

	Year ended December 31,		Nine months ended December 31,	Year ended March 31,
(in thousands)	2000	1999	1999	1999
		(unaudited)
Shares used in basic earnings (loss) per share (weighted average common shares outstanding)	24,882	23,841	23,853	23,782
Effect of dilutive stock options and warrants	—	326	—	22

Shares used in diluted earnings (loss) per share calculation	24,882	24,167	23,853	23,804

F–11

    Comprehensive Loss — The Company has implemented Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accordingly, in addition to reporting net income (loss), the Company has displayed the impact of any foreign currency translation adjustments as a component of comprehensive income (loss) and has displayed an amount representing total comprehensive income (loss). The Company has presented the required information in the Consolidated Statements of Stockholders' Equity.

    Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassification — Certain amounts from the prior year have been reclassified to conform to the December 31, 2000 presentation.

    Change in Accounting Principle — The Company changed their accounting policies to implement the effects of the SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" which resulted in a cumulative effect of a change in accounting principle of $1.1 million during fiscal year 2000. The Company implemented SAB 101 in the fourth quarter of 2000, by restating their first three quarters of 2000 (see Note 11).

    The Company changed its method of accounting for product sales and certain milestone payments under joint development agreements. In an effort to ensure compliance with SAB 101, the Company reviewed its product sales to ensure that the risks and rewards of ownership passed to its customers. As a result, the Company recorded a cumulative adjustment of $0.3 million related to ensuring the conformity with SAB 101. Also, the Company changed its accounting for certain milestone payments under joint development agreements to not recognize revenue until the collection of the payment is reasonably assured. The Company's milestone payments are considered to be payments received for the accomplishment of a discrete, substantive event. The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met since substantive effort was required to achieve the milestone, the amount of the milestone payment appears reasonable, commensurate with the effort expended and collection of the payment is reasonably assured. As a result, in conjunction with a contract in which an $0.8 million payment was considered uncertain due to the Company's concern of it being unable to complete the contract within the contract specifications, the receipt of the $0.8 million was uncertain and thus has not been reflected in the consolidated financial statements.

    Recent Accounting Pronouncements — The Financial Accounting Standards Board has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138 amends SFAS No. 137. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the

F–12

derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. These new standards are effective beginning with the Company's first quarter of 2001. Management has determined that adoption of both SFAS No. 137 and SFAS No. 138 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

    The Financial Accounting Standards Board has issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation" - an interpretation of APB Opinion No. 25. FIN 44 affects awards and modifications made after December 15, 1998. Management believes the Company's accounting policies comply with the applicable provisions of FIN 44.

Note 2.  Acquisitions

    During the year ended December 31, 2000 and the nine month period ended December 31, 1999, the Company made the acquisitions set forth below, each of which has been accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and the liabilities were recorded based on their fair values at the date of acquisition and the results of operations for each of the acquisitions have been included in the financial statements for the periods subsequent to acquisition.

    For both Litmus and Metra, the value of acquired in-process research and development was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to acquired in-process research and development was determined by estimating the costs to develop the acquired in-process research and development into commercially viable products, estimating the resulting net cash flows from the products and discounting the net cash flows to their present value. With respect to the acquired in-process research and development, the calculations of value were adjusted to reflect the value creation efforts which were created prior to the close of the acquisitions.

    Litmus Concepts, Inc. — On December 8, 2000, the Company acquired all of the capital stock of Litmus for $17.3 million, based upon the issuance of approximately 3.2 million shares of the Company's common stock, valued at $5.375 per share. Of the 3.2 million shares, 763,486 shares are being held in escrow as security for certain representations and warranties, as defined in the merger agreement. In connection with the acquisition, the Company incurred approximately $2.1 million in merger related costs of which a reserve of approximately $1.1 million remained as of December 31, 2000. The reserve is included in other current liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2000 and consists primarily of transaction costs and costs to combine the entities including severance arrangements. In addition, the Company paid a $1.0 million license fee to a preferred shareholder of Litmus, for the co-exclusive right to sell Litmus products in the U.S. Litmus develops and manufactures proprietary and patented point of care colorimetric diagnostic tests with diverse applications in the clinical sectors. Based upon a valuation by an independent third party, the purchase price was allocated as follows: $13.6 million to excess of cost over net assets acquired; $6.1 million to purchased technology and know how; $1.7 million to favorable lease; $1.0 million to existing machinery and equipment; $0.1 million to assembled workforce and $2.3 million to in-process research and development projects for projects that had not reached technological feasibility and had no alternative future uses and, thus, the amounts allocated to such projects were expensed as of the date of acquisition.

    The following unaudited information presents the pro forma results of operations of the Company, giving effect to certain adjustments including amortization of intangible assets acquired, as if the

F–13

acquisition had taken place as of January 1, 1999. Net loss and basic and diluted loss per share amounts have been adjusted to exclude the acquired in-process research and development write-off of $2.3 million and to include purchased intangibles amortization of $3.2 million for the years ended December 31, 2000 and 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made on such date, nor are they necessarily indicative of future results.

	Year ended December 31,
(in thousands, except per share data)	2000	1999
	(unaudited)
Net sales	$68,634	$52,624
Net loss	$(8,468)	$(644)
Basic and diluted loss per share	$(0.34)	$(0.02)

    Dade Behring Rapignost — In November 1999, the Company purchased the net assets of Dade's urine test strip business for $5.6 million and incurred additional costs of $0.1 million. Of the purchase price, $4.8 million was paid in 1999 and another $0.5 million was paid in December 2000. The remaining $0.3 million is payable upon successful completion of certain milestones. The Company believes that it is probable that the milestones will be met in fiscal 2001 and has recorded a current liability in the accompanying Consolidated Balance Sheet as of December 31, 2000.

    The acquired assets included Dade's inventory of urine test strips and product manufacturing equipment, which were valued at $0.2 million and $0.1 million, respectively. The remaining purchase price of $5.4 million was allocated to purchased technology and is being amortized over 10 years.

    In addition to the aggregate purchase price for the assets, the Company agreed to pay Dade a royalty on the combined global sales of the urine test strips for five years after the closing, up to a maximum of $3.0 million. As of December 31, 2000, the Company has accrued approximately $0.1 million for royalties on the sale of urine test strips. This amount is included in accrued royalties in the accompanying consolidated balance sheet as of December 31, 2000. Additionally, Dade will continue to manufacture the urine test strips for the Company through November 2001 on a contract basis.

    Metra Biosystems, Inc. — In July 1999, the Company acquired all the outstanding stock of Metra Biosystems, Inc. ("Metra") for $22.7 million in an all cash tender offer. The tender offer was financed from cash reserves, proceeds from a short-term bank loan and proceeds from a revolving line of credit. The short-term bank loan was repaid with the cash acquired from Metra. As of December 31, 1999 the Company had reserved approximately $0.6 million for professional fees and others which is included in other current liabilities in the accompanying 1999 Consolidated Balance Sheet. This reserve was relieved in 2000 primarily for professional fees and other and purchase price adjustments. Metra's business activities consist of the diagnosis and detection of bone loss for the management of osteoporosis and other bone diseases. The total cost of the transaction to the Company was approximately $7.1 million, net of cash acquired from Metra of approximately $19.0 million. Based upon an independent third party appraisal, the Company allocated $0.8 million to in-process research and development and $3.1 million to goodwill. The goodwill is being amortized over five years. The in-process research and development was immediately written off and included in the Consolidated Statements of Operations for the nine-months ended December 31, 1999.

F–14

Note 3.  Line of Credit

    As of December 31, 2000, the Company had $2.5 million outstanding under a line of credit agreement (the "Agreement") with a financial institution. The Agreement provides for a maximum availability of $7.5 million, bears interest at the financial institution's reference rate (9.5% at December 31, 2000), matures in June 2001 and is secured by inventory, accounts receivable and fixed assets of the Company. The Agreement contains certain customary affirmative and negative covenants. As of December 31, 2000, the Company was not in compliance with certain of these covenants, and therefore a waiver, as of December 31, 2000, has been obtained from the financial institution. These included a cumulative net loss as prohibited by the agreement, a smaller than required EBITDA to tangible net worth ratio and incurrence of additional debt related to the Litmus acquisition. As of December 31, 2000, a waiver was obtained from the financial institution. Subsequent to December 31, 2000, we amended our line of credit which, among other things, modified the covenants. As of December 31, 2000, and as part of the Litmus acquisition, $0.7 million was outstanding under a $1.5 million line of credit with a financial institution and was subsequently paid in full in March 2001.

    The Agreement was initially entered into in 1999, as a part of the acquisition of Metra, and provided for $10.0 million in availability to assist with the financing of the transaction. The Agreement was increased twice during 1999 up to $14.5 million to assist with the acquisition of the urine test strip business from Dade Behring and the sale and leaseback of the corporate headquarters facility. As of December 31, 1999, the Company had $3.8 million outstanding under the Agreement, and the overall availability had been reduced to $7.5 million.

    Also, in connection with the acquisition of Litmus, the Company has a $1.5 million dollar line of credit with a financial institution, bearing interest at the prime rate plus 0.5% (10.0% at December 31, 2000) and is secured by collateral provided by certain former shareholders of Litmus. As of December 31, 2000, there was $0.7 million outstanding under the line of credit.

Note 4.  Income Taxes

    For financial reporting purposes, income (loss) before income taxes, extraordinary item and cumulative affect of change in accounting principle includes the following components:

	Year ended December 31,	Nine months ended December 31,	Year ended March 31,
(in thousands)	2000	1999	1999
Pre tax income (loss):
United States	$(1,443)	$(199)	$1,356
Foreign	(3,335)	(446)	38

	$(4,778)	$(645)	$1,394

F–15

    Significant components of the benefit for income taxes attributable to continuing operations are as follows:

	Year ended December 31,	Nine months ended December 31,	Year ended March 31,
(in thousands)	2000	1999	1999
Current:
Federal	$—	$—	$100
Foreign	—	—	(6)
State	—	—	15

		—	109
Benefit of operating loss carryforwards	—	—	(6,376)

Benefit for income taxes	$—	$—	$(6,267)

    Significant components of the Company's deferred tax assets as of December 31, 1999 and March 31, 1999 are shown below. Netted against the net deferred tax asset at December 31, 2000 is the deferred tax liability associated with the purchase of Litmus in the amount of $3.4 million. At December 31, 2000, the Company had tax loss carryforwards of $64.0 million. These carryforwards expire beginning December 31, 2000. Approximately $50.0 million of the tax loss carryforwards are scheduled to expire through December 31, 2004 and the balance of the carryforwards will expire at various dates through 2021. During the year ended March 31, 1999, the Company decreased the valuation allowance for deferred tax assets by approximately $11.8 million. Of this amount, approximately $6.4 million resulted from the determination that the realization of net operating loss carryforwards was more likely than not and the remainder related to other decreases in deferred tax assets.

(in thousands)	December 31, 2000	December 31, 1999
Deferred tax assets:
Net operating loss carryforwards	$20,377	$22,397
Tax credit carryforwards	718	1,407
Other, net	1,304	1,139

Total deferred tax assets	22,399	24,943
Valuation allowance for deferred tax assets	(13,316)	(15,860)

Deferred tax asset, net of valuation allowance	9,083	9,083
Deferred tax liability	(3,376)	—

Net deferred tax assets	$5,707	$9,083

    The Company also has acquired net operating losses in conjunction with certain of its acquisitions aggregating approximately $68.0 million.

    The Company's Federal net operating loss carry forwards which relate to the acquired companies will be subject to limitations under Section 382.

    The Company also has federal investment tax, research and development and alternative minimum tax credit carryforwards of approximately $2.4 million and California research and development,

F–16

manufacturers' investment and alternative minimum tax credit carryforwards of approximately $1.0 million which began to expire in 2000.

    Management believes the Company will generate sufficient taxable income in the future and realize the deferred tax asset. Management will continue to assess the realization of the deferred tax asset, based on future operating results, and make adjustments to the valuation allowance as appropriate.

    The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:

	Year ended December 31,	Nine months ended December 31,	Year ended March 31,
(in thousands)	2000	1999	1999
Tax at statutory tax rate	$(1,987)	$(513)	$474
Utilization of valuation allowance	—	—	(617)
Increase (reduction) in valuation allowance	576	564	(6,376)
State taxes net of federal benefit	(351)	(91)	15
Goodwill amortization	1,712	—	—
Other	50	40	237

	$—	$—	$(6,267)

Note 5.  Stockholders' Equity

    Common Stock Warrants  As of December 31, 1999, the Company had outstanding warrants to purchase shares of common stock as follows: 263,121 warrants at exercise prices ranging between $3.00 and $8.50 and 950,000 warrants at an exercise price of $7.50. During the year ended December 31, 2000, warrants to purchase 12,500 shares of common stock expired unexercised and warrants to purchase 250,621 shares of common stock were exercised, resulting in proceeds to the Company of approximately $1.2 million. The remaining warrants to purchase 950,000 shares of common stock at $7.50 per share remain outstanding as of December 31, 2000, and are publicly traded warrants under the QDELW symbol and expire April 30, 2002. On August 21, 2000, and the Company registered the common stock underlying the warrants to purchase 950,000 shares of the Company's common stock.

    Stock Options  The Company has stock options outstanding which were issued under various stock option plans to certain employees, consultants and directors. The options have terms ranging up to ten years, have exercise prices ranging from $1.81 to $10.88, and generally vest over four years. All options are issued at 100% of fair market value.

    The Company provides for the grants of options to employees and non-employee directors under their 1998 Stock Incentive Plan and the 1996 Non-Employee Directors Stock Option Plan.

F–17

    The following table summarizes option activity in terms of thousands of shares and the weighted average exercise per share:

	Year ended December 31, 2000		Nine months ended December 31, 1999		Year ended March 31, 1999
(in thousands except price data)	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	4,722	$3.21	3,848	$3.34	2,710	$3.81
Granted	1,318	6.39	1,577	3.09	2,560	3.01
Exercised	(504)	3.33	(49)	2.91	(21)	.73
Cancelled	(621)	3.15	(654)	3.70	(1,401)	3.70

Outstanding at end of period	4,915	$4.03	4,722	3.21	3,848	3.34

    At December 31, 2000, there were 1,891,317 shares exercisable, with a weighted average remaining contractual life of 7.91 years. At December 31, 2000, 1,188,962 shares remained available for grant under the plans.

    The following table summarizes information as of December 31, 2000 concerning options outstanding:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life in Years
Range of Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 1.8125 - $ 2.2500	611,882	8.18	$2.1505	255,138	$2.1319
$ 2.6200 - $ 2.9380	241,268	6.82	$2.9110	171,734	$2.9051
$ 2.9688 - $ 3.2500	1,512,826	7.48	$3.2466	753,739	$3.2482
$ 3.2813 - $ 3.6250	857,154	7.12	$3.4676	481,374	$3.5360
$ 3.7500 - $ 5.5000	608,715	7.39	$4.6606	224,332	$4.5301
$ 5.5231 - $ 6.6250	483,700	9.62	$6.0704	5,000	$6.1803
$ 6.8750 - $ 6.8750	507,696	9.43	$6.8750	—	$—
$ 6.9375 - $ 9.6875	88,650	9.22	$7.6739	—	$—
$10.1250 - $10.1250	500	9.18	$10.1250	—	$—
$10.8750 - $10.8750	3,000	9.19	$10.8750	—	$—

$1.8125 - $10.8750	4,915,391	7.91	$4.0452	1,891,317	$3.2995

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

    The estimated weighted average fair value of options granted during the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999 was $6.39, $2.12 and $2.16, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for

F–18

grants for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively: risk-free interest rate of 6.2%, 6.3% and 5.0%; expected option life of 5.8, 5.6 and 5.8 years; expected volatility of 3.16, .78 and .72; and a dividend rate of zero for all three periods.

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

    Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as indicated below:

(in thousands, except per share data)	Year ended December 31, 2000	Nine months ended December 31, 1999	Year ended March 31, 1999
Net income (loss) — as reported	$(5,846)	$(1,536)	$7,661
Net income (loss) — pro forma	(8,632)	(2,872)	6,223
Basic and diluted earnings (loss) per share — as reported	(0.23)	(.06)	.32
Basic and diluted earnings (loss) per share — pro forma	(0.35)	(.12)	.26

    Employee Stock Purchase Plan  Under the Employee Stock Purchase Plan ("the Plan"), full-time employees are allowed to purchase common stock through payroll deductions (which cannot exceed 10% of the employee's compensation) at the lower of 85% of fair market value at the beginning or end of each six-month option period. As of December 31, 2000, 571,324 shares had been sold under the Plan, leaving 28,676 shares available for future issuance.

    At December 31, 2000, approximately 7.1 million shares of common stock were reserved for the exercise of stock options and warrants, and purchases under the Plan.

F–19

Note 6.  Commitments and Contingencies

    Leases  The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancellable leases at the end of 2000 are as follows:

	Operating Leases	Capital Leases
Years ending December 31,
2001	$709	$1,408
2002	581	1,247
2003	741	1,272
2004	803	1,297
2005	864	1,323
Thereafter	5,760	13,167

Total minimum lease payments	$9,458	$19,714

Less amount representing interest		(8,516)

Present value of capital lease payments		11,198
Less current portion		(469)

Long-term obligations under capital leases		$10,729

    At December 31, 2000, assets under capital leases included in property and equipment totaled $14.8 million with accumulated amortization of $4.2 million.

    Rent expense under operating leases totaled approximately $0.3 million, $0.2 million and $0.3 million for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, respectively. One of the facilities is being subleased, and thus offsets a portion of the rent paid. The sublease income was approximately $0.5 million for the year ended December 31, 2000.

    During December 1999, the Company completed a sale and leaseback transaction of one of its facilities. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. As a part of this transaction, the Company paid off the mortgage on the facility of approximately $3.0 million, and an extraordinary loss of $0.9 million was incurred in connection with the prepayment. The Company plans to lease the 73,000 square foot facility for fifteen years, with options to extend the lease for up to two additional five-year periods. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under SFAS No. 98 "Accounting for Sales of Real Estate". As such, the assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. The Company recorded $11.3 million as the present value of the net lease payments as a capital lease obligation.

    Contracts  During 1998 and 1997, the Company entered into joint development agreements with Glaxo Group, Ltd. ("Glaxo"). Under these agreements, specified costs related to the performance of research and development for certain diagnostic test products are reimbursed by Glaxo. The agreements provide for total funding up to approximately $12.1 million. The Company recorded income equal to approximately $1.8 million in the nine months ended December 31, 1999, and $4.0 million for the year ended March 31, 1999. In 1999, one of the joint development agreements was modified from a cost-plus contract to a milestone agreement. No income was recorded from these agreements during

F–20

fiscal 2000. Through December 31, 2000, the Company has earned $7.3 million under these agreements. In exchange for the funding provided by Glaxo under these agreements, upon successful completion of the planned products, the Company will be required to pay royalties on sales of the developed products to Glaxo.

    The Company has entered into various licensing agreements which require royalty payments based on specified product sales. Royalty expenses which are charged to cost of sales under these licensing agreements totaled $3.1 million, $1.9 million and $1.6 million for the year ended December 31, 2000, the nine-months ended December 31, 1999 and the year ended March 31, 1999, respectively.

    Legal  In April 1992, the Company received a letter from the United States Environmental Protection Agency (the "EPA") notifying it that it was potentially responsible party for cleanup costs at a federal Superfund site, the Marco of Iota Drum Site (the "Marco Site"), near Iota, Louisiana. Documents gathered in response to such letter indicate that The Company sent a small amount of hazardous waste to facilities in Illinois. It is possible that subsequently, such waste could have been transshipped to the Marco Site. The EPA letter indicates that a similar notice regarding the Marco Site was sent by the EPA to over 500 other parties. At this time, it is not known how much of the Company's waste may have reached the Marco Site, the total volume of waste at the Marco Site or the likely site remediation costs. There is, as in the case of most environmental-litigation, the theoretical possibility of joint and several liability being imposed upon the Company for damages that may be awarded. Management does not believe the ultimate outcome of this matter will result in a material adverse impact to the Company's financial position or results of its operations.

    The Company and its subsidiaries are subject to claims and assessments and from time to time are named as defendants in legal proceedings. The Company may also assert claims from time to time. In the opinion of management, the amount of ultimate liability or recovery with respect to these actions will not materially affect the financial position or results of operations of the Company.

Note 7.  Industry and Geographic Information

    The Company operates in one reportable segment. Sales to customers outside the United States (primarily Europe) totaled 25%, 22%, 21% and 22% of net sales for the years ended December 31, 2000 and 1999, the nine months ended December 31, 1999 and for the year ended March 31, 1999, respectively. As of December 31, 2000 and 1999, balances due from foreign customers were $4.7 million and $4.6 million, respectively.

    The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Year ended December 31,		Nine months ended December 31,	Year ended March 31,
	2000	1999	1999	1999
		(unaudited)
Customer:
A	15%	—	—	—
B	12%	10%	—	12%

F–21

    As of December 31, 2000 and 1999, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $4.4 million and $2.9 million, respectively.

    For the year ended December 31, 2000, the Company recorded net sales from domestic and foreign customers. The following presents net sales for the years ended December 31, 2000 and 1999 and for the year ended March 31, 1999 and long-lived assets as of December 31, 2000 and 1999 by geographic territory:

			Net Sales
	Long-lived Assets
			Year ended December 31,		Nine months ended December 31,	Year ended March 31,
	December 31,
	2000	1999	2000	1999	1999	1999
				(unaudited)
United States Operations
Domestic	$51,611	$32,071	$51,495	$40,531	$30,566	$36,705
Foreign	—	—	8,691	7,952	4,401	6,864
Foreign operations (primarily Europe)	260	232	8,165	3,721	3,967	3,594

Total	$51,871	$32,303	$68,351	$52,204	$38,934	$47,163

    Consolidated net sales are as follows:

	Year ended December 31, 2000	Year ended December 31, 1999	Nine months ended December 31, 1999	Year ended March 31, 1999
		(Unaudited)
Pregnancy	$24,504	$20,791	$15,286	$20,606
Group A Strep	17,382	13,793	9,266	13,267
Metabolic bone markers	5,957	3,526	3,526	—
H. Pylori	4,056	4,295	3,441	4,245
Urinalysis	3,113	325	325	—
Chlamydia and mononucleosis	2,120	2,309	1,858	2,358
Ovulation prediction	1,853	2,508	1,898	3,773
Influenza A/B	1,769	586	586	—
QUS-2	792	216	216	—
Other products	6,805	3,855	2,532	2,914

	$68,351	$52,204	$38,934	$47,163

Note 8.  Employee Benefit Plan

    The Company has a defined contribution 401(k) plan (the "Plan") covering all employees who are eligible to join the Plan upon employment. Employees may contribute up to 20% of their compensation per year (subject to a maximum limit by federal law). The Company began matching contributions to the Plan during the nine months ended December 31, 1999. The Company contributed approximately $0.2 million and $0.1 million to the Plan during the year end December 31, 2000 and the nine months ended December 31, 1999, respectively.

F–22

Note 9.  Related—Party Transactions

    The Company made payments to a Company in which an owner is a shareholder of and is on the Board of Directors of the Company. During 2000, the Company paid $0.5 million in success fees in connection with the acquisition of Litmus and $0.1 million for financial advisory services. In 1999, the Company paid $0.5 million for financial advisory services to this same related party.

    In connection with the acquisition of Litmus the company leases a facility from a partnership, a partner of which was a prior shareholder of Litmus and is now a shareholder of the Company. The lease is for nine years with total future rental payments of approximately $8.6 million.

Note 10.  Becton Dickinson License Agreement

    In June 1997, the Company entered into a license agreement with Becton Dickinson and Co. ("BD") in exchange for a cash license fee, a royalty on net sales of certain of its pregnancy and ovulation products, and a license of the Company's Q-Laboratory technology back to BD (with a royalty on future net sales). The license fee paid of $2.3 million was capitalized and is being amortized over 7.5 years, the term of the agreement. Royalty expense applicable to this agreement totaled approximately $2.7 million and $1.7 million for the year and nine months ended December 31, 2000 and 1999, respectively, and approximately $1.9 million for the year ended March 31, 1999.

Note 11.  Pro forma Statements of Operations (Unaudited)

    As noted in Note 1, the Company changed its fiscal year to December 31. The following is a pro forma statements of operations showing the results of operations of the Company as if the Company was a December 31 year-end for each of the three years ended December 31, 2000. The pro forma financial information is based on the actual information for the nine months ended December 31, plus the actual information for the three months ended March 31.

F–23

Quidel Corporation
Consolidated Statements of Operations

		Pro forma year ended December 31,
	Year ended December 31, 2000
(in thousands, except per share data)		1999	1998
	(audited)
REVENUES
Net sales	$68,351	$52,204	$47,166
Research contracts, license fees and royalty income	1,048	4,315	4,733

Total revenues	69,399	56,519	51,899
COSTS AND EXPENSES
Cost of sales	36,503	27,059	26,438
Research and development	7,046	7,070	8,284
Sales and marketing	16,341	14,390	9,858
General and administrative	8,845	6,024	6,292
Write down and closure of European subsidiaries	—	—	3,498
Acquired in-process research and development	2,300	820	—
Amortization of intangibles	1,981	755

Total costs and expenses	73,016	56,118	54,370

Operating income (loss)	(3,617)	401	(2,471)
OTHER INCOME (EXPENSE)
Interest income	86	536	489
Interest expense and other	(1,247)	(744)	(251)

Total other income (expense)	(1,161)	(208)	238

Income (loss) before benefit (provision) for income taxes; extraordinary item; and cumulative effect of change in accounting principle	(4,778)	193	(2,233)

Benefit (provision) for income taxes	—	6,575	2,374
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(4,778)	6,768	141
Extraordinary item, early extinguishment of debt	—	(891)	—
Cumulative effect of change in accounting principle	(1,068)	—	—

Net income (loss)	$(5,846)	$5,877	$141

Pro forma net income (loss) for effect of change in accounting principle	$(5,846)	$5,858	$(18)

F–24

		Pro forma year ended December 31,
	Year ended December 31, 2000
(in thousands, except per share data)		1999	1998
	(audited)
PER SHARE DATA:
Basic and diluted earnings (loss) per share on income (loss) before extraordinary item and cumulative effect change in accounting principle	$(0.19)	$0.28	$0.01

Basic and diluted loss per share for extraordinary item	$—	$(0.03)	$—

Basic and diluted earnings (loss) per share for cumulative effect of change in accounting principle	$(0.04)	$—	$—

Basic earnings (loss) per share	$(0.23)	$0.25	$0.01

Diluted earnings (loss) per share	$(0.23)	$0.24	$0.01

Pro forma basic earnings (loss) per share	$(0.23)	$0.25	$—

Pro forma diluted earnings (loss) per share	$(0.23)	$0.24	$—

Shares used in basic per share calculation	24,882	23,841	23,768

Shares used in diluted per share calculation	24,882	24,167	23,794

Note 12.  Quarterly Financial Information (unaudited)

    The following is a summary of unaudited quarterly results for the twelve months ended December 31, 2000 and 1999, as restated to reflect the change in accounting principle effective January 1, 2000 as discussed in Note 1 and a reconciliation of amounts previously reported to the amounts as restated.

(in thousands, except per share data)

	Quarters ended
Year ended December 31, 2000
	March 31,	June 30,	September 30,
Net sales as previously reported	$22,068	$16,964	$10,465
Impact of accounting change on net sales	(404)	(381)	1,136

Net sales as restated	$21,664	$16,583	$11,601

Net income (loss) as reported	$1,152	$89	$(4,540)
Impact of accounting change on operations	(227)	(150)	679
Cumulative effect of accounting change	(1,068)	—	—

Net loss as restated	$(143)	$(61)	$(3,861)

F–25

Year ended December 31, 2000	Net sales	Cost of sales	Net loss	Net loss per share
December 31(1)	$18,503	$10,478	$(1,781)	$(0.07)
September 30 (restated)	11,601	7,411	(3,861)	(0.16)
June 30 (restated)	16,583	8,100	(61)	—
March 31 (restated)	21,664	10,514	(143)	(0.01)
Twelve months ended December 31, 1999	Net sales	Cost of sales	Net income (loss)	Net income (loss) per share
December 31	$18,466	$9,866	$397	$.02
September 30(2)	12,203	6,993	(2,418)	(.10)
June 30	11,572	6,407	485.02
March 31(3)	14,278	8,045	7,413.31

(1)
Includes a $2.3 million charge for acquired in-process research and development.

(2)
Includes a $0.8 million charge for acquired in-process research and development.

(3)
Includes an income tax benefit of approximately $6.6 million.

    Basic and diluted net income (loss) per share are the same for all quarterly periods.

Note 13.  Subsequent event (unaudited)

    In the first quarter of 2001, the Company implemented an expense reduction plan (the "Reduction Plan"). The Reduction Plan included a workforce reduction of approximately 15 employees and closure of its facilities in the United Kingdom. In the first quarter of 2001, the Company expects to record a restructuring charge of approximately $0.6 million related to the Reduction Plan. The significant components of the Reduction Plan were $0.4 million for employee severance costs and $0.2 million in closing costs related to the United Kingdom facility. The Reduction Plan is expected to be completed during the first quarter ending March 31, 2001.

F–26

SCHEDULE II

QUIDEL CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Descripton	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
Year ended December 31, 2000
Allowance for doubtful accounts (1)	$1,600	$6,784	$—	$7,184	$1,200
Nine months ended December 31, 1999
Allowance for doubtful accounts (2)	$600	$2,801	$—	$1,801	$1,600

(1)
Represents provisions primarily related to allowances for contract pricing rebates, which are reductions to sales, and to a lesser extent sales returns, cash discounts and bad debts. For the year ended December 31, 2000, $5.8 million, $0.6 million and $0.4 million were charged to contract pricing rebates, sales returns and cash discounts, respectively.

(2)
The Company changed its fiscal year end during 1999 from March 31 to December 31, accordingly, this represents the period from April 1, 1999 to December 31, 1999.

F–27

EXHIBIT INDEX

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
4.1
Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (incorporated by reference to Exhibit 1(A) to the Company's Registration Statement on Form 8-A filed on January 14, 1997.)
4.2
Rights Agreement dated as of December 31, 1996 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on January 14, 1997.)
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
10.20	Form of Asset Sale Agreement — Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.21	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.22	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.23	Form of Indemnification Agreement — Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.)
21.1	Subsidiaries of the Registrant.
23.1*	Consent of Arthur Andersen LLP, Independent Public Accountants.
23.2*	Consent of Ernst & Young LLP, Independent Auditors.

*
Filed Herewith

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein)
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item I-A. Executive Officers of Quidel Corporation
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
COMMON STOCK PRICE RANGE
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Recent Accounting Pronouncements
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Part III
  Item 9. Directors and Executive Officers of the Registrant
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions
Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Consolidated Financial Statements of Quidel Corporation
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
QUIDEL CORPORATION CONSOLIDATED BALANCE SHEETS
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
QUIDEL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION RELATING TO THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)
  Note 1. Company Operations and Summary of Significant Accounting Policies
  Note 2. Acquisitions
  Note 3. Line of Credit
  Note 4. Income Taxes
  Note 5. Stockholders' Equity
  Note 6. Commitments and Contingencies
  Note 7. Industry and Geographic Information
  Note 8. Employee Benefit Plan
  Note 9. Related—Party Transactions
  Note 10. Becton Dickinson License Agreement
  Note 11. Pro forma Statements of Operations (Unaudited)
Quidel Corporation Consolidated Statements of Operations
  Note 12. Quarterly Financial Information (unaudited)
  Note 13. Subsequent event (unaudited)
EXHIBIT INDEX