Form 10-Q/A
period 2001-03-31
QUIDEL CORP /DE/
filed 2001-09-24
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1
FORM 10-Q/A

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

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended March 31,
	2001	2000
REVENUES
Net sales	$19,544	$21,664
Research contracts, license fees and royalty income	398	314

Total Revenues	19,942	21,978

COSTS AND EXPENSES
Cost of sales	8,994	10,514
Research and development	1,533	1,792
Sales and marketing	4,102	4,748
General and administrative	2,221	2,208
Restructuring charge	550	—
Amortization of intangibles	1,103	632

Total costs and expenses	18,503	19,894

Income from operations	1,439	2,084
OTHER INCOME (EXPENSE)
Interest income	11	10
Interest expense	(337)	(51)
Other	(11)	(350)

Total other income (expense)	(337)	(391)

Income before provision for income taxes and cumulative effect of change in accounting principle	1,102	1,693
Provision for income taxes	685	768

Income before cumulative effect of change in accounting principle	417	925
Cumulative effect of change in accounting principle	—	(1,068)

Net income (loss)	$417	$(143)

Basic earnings per share before cumulative effect of change in accounting principle	$0.01	$0.04

Diluted earnings per share before cumulative effect of change in accounting principle per share	$0.01	$0.03

Basic and diluted cumulative effect of change in accounting principle per share	$—	$(0.05)

Basic and diluted net earnings (loss) per share	$0.01	$(0.01)

Weighted shares used in basic per share calculation	28,124	24,404

Weighted shares used in diluted per share calculation	29,038	26,703

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

Quidel Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note l. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Quidel Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K/A.

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

    For the three months ended March 31, 2001 and 2000, the Company recorded revenue from domestic and foreign customers. The following presents net sales for the three months ended

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

Future Uncertainties

    This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration ("FDA"), and lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may", "will", "should", "might", "expect", "anticipate", "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the SEC from time to time should be carefully considered. The following should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q/A.

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

Cost of Sales and Gross Profit From Net Sales

    Gross profit from net sales decreased to $10.6 million for the three months ended March 31, 2001 from $11.1 million for the three months ended March 31, 2000. Gross profit as a percentage of net sales ("gross margin") increased to 54% for the three months ended March 31, 2001 from 51% for the three months ended March 31, 2000. The percentage increase for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 was primarily due to increased sales of higher margin products such as influenza and urinalysis as well as increased manufacturing efficiency achieved during the March 31, 2001 quarter resulting from improvement in our procedures for procurement of materials and manufacturing equipment.

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

Liquidity and Capital Resources

    Our principal sources of liquidity have historically been cash flow from operations and borrowings under our line of credit. Cash flow from operations and borrowings under our line of credit are expected to continue to be our sources of liquidity. Our principal requirements for cash have been repayment of borrowings under our line of credit and capital expenditures.

    Cash provided by operating activities was $2.1 million for the three months ended March 31, 2001 and $2.0 million for the three months ended March 31, 2000 and consisted of funding our working capital for the three months ended March 31, 2001 and March 31, 2000, less non-cash amortization and depreciation of $2.2 million for the three months ended March 31, 2001 and $1.7 million for the three months ended March 31, 2000, a decrease in receivables of $1.1 million for the three months ended March 31, 2001 compared to an increase of $0.7 million for the three months ended March 31, 2000, a decrease in inventories of $0.3 million for the three months ended March 31, 2001 compared to an increase of $0.9 million for three months ended March 31, 2000, an increase in prepaid and other assets of $0.2 for the three months ended March 31, 2001, compared to an increase of $0.5 million for the three months ended March 31, 2000, a decrease in accounts payable of $1.7 million for the three months ended March 31, 2001 and $0.5 million for the three months ended March 31, 2000, a decrease in accrued payroll and related expenses of $0.1 million for the three months ended March 31, 2001 compared to an increase of $0.4 million for the three months ended March 31, 2000, and a decrease in other accrued liabilities of $1.1 million for the three months ended March 31, 2001 compared to an increase of $0.7 million for the three months ended March 31, 2000.

    Cash used for investing activities was $1.2 million for the three months ended March 31, 2001 and $1.3 million for the three months ended March 31, 2000. For the three months ended March 31, 2001 and 2000, the amount consisted primarily of cash used in connection with purchases of property and equipment of $1.1 million and $1.2 million, respectively. Cash provided by financing activities was $0.9 million for the three months ended March 31, 2001 and 2000. For the three months ended March 31, 2001 the amount consisted of net borrowings under our line of credit of $0.8 million, proceeds from issuance of common stock of $0.2 million, offset by payments on capital leases of $0.1 million. For the three months ended March 31, 2000 the amount consisted of the net payments on our line of credit of $1.0 million offset by proceeds from issuance of common stock and warrants of $2.0 million and payments on capital leases of $0.1 million.

    As of March 31, 2001, our outstanding indebtedness included $11.2 million under capital leases (primarily our San Diego facility) and $3.2 million of borrowing under line of credit. Our line of credit provides for a maximum availability of $7.5 million, bore interest at 9.5% at March 31, 2001, matures in June 2001 and is secured by our inventory, accounts receivable and fixed assets. We currently have $4.3 million available to borrow under this line of credit. This line of credit agreement contains certain customary covenants restricting our ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity.

    We plan approximately $5.2 million in capital expenditures for the next nine months. The primary purpose for our capital expenditures is manufacturing equipment, facilities improvements and information technology. We plan to fund these capital expenditures with cash flow from operations and borrowings under our existing credit facility. We have no material commitments with respect to such planned expenditures as of the date of this filing.

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

    Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. The market price of our common stock has fluctuated substantially in the past. Between March 31, 2000 and March 31, 2001, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $3.25 to a high of $8.38. We expect the market price of our common stock to continue to experience significant fluctuations in the future in response to a variety of factors, including fluctuation in our operating results.

    For the three months ended March 31, 2001, revenues decreased $2.2 million to $19.5 million from $21.7 million for the three months ended March 31, 2001. We had income before income taxes of $1.1 million for the three months ended March 31, 2001 compared to income before income taxes and certain nonrecurring items of $1.7 million for the three months ended March 31, 2000. The difference was primarily due to unusually high sales levels associated with the withdrawal of one of our competitors products from the market in 2000, as well as increased amortization expense in 2001 due to our recent acquisitions.

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

  •
  delays in shipments of our products to customers or from suppliers which could result in manufacturing difficulties such as unexpected large customer orders which could strain our manufacturing resources; and

  •
  changes in sales levels, since a significant portion of our costs are fixed costs with the result that relatively higher sales could likely increase profitability but relatively lower sales would reduce revenue but would not reduce costs by the same proportion, and hence could cause operating losses.

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

    Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 45% and 46% of our net sales for the three months ended March 31, 2001 and March 31, 2000, respectively. While we believe our relationship with our distributors is good, the loss of a major distributor may have an adverse effect on our net sales. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, many distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

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

    We have a license agreement with Becton Dickinson related to our Pregnancy and Group Strep A products, which accounted for 32% and 33% and 30% and 28% of our net sales for the three months ended March 31, 2001 and March 31, 2000, respectively. The license agreement expires in 2004. Our ability to obtain patents and licenses, and their benefits, are uncertain. We have 212 issued patents and approximately 60 applications are pending. Our patents have expiration dates from 2002 to 2017. There are no patents which are expiring in the near term which we consider material to our business. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. Further, we have patents issued in Canada, Germany, France, United Kingdom, Italy, Spain, Australia, Belgium, Korea, Norway, Lithuania, the Netherlands, Austria, Switzerland, Sweden and South Africa. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms.

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

  •
  of the developing state of the law in this area, the U.S. and around the world, its outcome would be uncertain and a court may find the third-party claims valid and that we have no successful defense to such claims;

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

    The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The FDA regulates all of our products except our veterinary product, Heska, which is regulated by the U.S. Department of Agriculture. Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products. However, complying with laws and regulations of these regulatory agencies can be a lengthy, expensive and uncertain process making the timing and costs of approvals difficult to predict. Our FDA regulated products are categorized as Class I, II and III medical devices, depending on the level of regulation that the FDA believes is necessary to establish safety and efficacy. Depending on the classification of the device, these products need to have either 510(k) or premarket approval prior to distribution. The 510(k) process requires us to submit extensive clinical data, and can take at least three to six months before approval is granted. The premarket approval application must be supported by valid scientific evidence demonstrating the safety and effectiveness of the device, typically including the results of clinical investigations, trials, and laboratory and animal studies. This process can take several years, and is expensive and uncertain. We currently have no pending 510(k) FDA applications or premarket approvals. Our products are also subject to testing under the Clinical Laboratory Improvement Act of 1988, which regulates laboratories and includes quality control, proficiency testing of personnel, personnel standards and physical inspections. We have one application pending under this statute, which was filed in 1999. While we have not to date experienced any unexpected action by any governmental regulatory body, our net sales would be negatively affected by delays in the receipt of or failure to receive approvals or clearances, the loss of previously received approvals or clearances or the placement of limits on the use of the products.

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

    Our products are sold internationally, primarily at this time to customers in Western Europe, including Germany and Italy, and also Poland. Net sales to foreign customers accounted for 21% and 20% of our net sales for the three months ended March 31, 2001 and March 31, 2000, respectively, and are expected to continue to account for a significant percentage of our net sales. For example, our business strategy calls for the launch of a worldwide basis of our proposed herpes simplex virus antibody rapid diagnostic test, and marketing our Influenza A/B test on a worldwide basis. Moreover, while we do not currently manufacture any product overseas, we do have our urinalysis products manufactured for us by a third party in Germany and in November 2001, we will commence manufacture of all urinalysis products in Germany ourselves. International sales and manufacturing operations are subject to inherent risks which could increase our costs and stifle our growth opportunities. These risks include:

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

  •
  In addition, approximately 5.5 million shares of common stock are issuable upon exercise of stock options outstanding as of March 31, 2001 under our various stock option plans at a weighted average exercise price of $4.14 per share.

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

QUIDEL CORPORATION
Date: September 24, 2001	/s/ S. Wayne Kay S. Wayne Kay President and Chief Executive Officer (Principal Executive Officer) and Secretary and authorized signatory
/s/ Paul E. Landers Paul E. Landers Vice President, Corporate Operations, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)

QuickLinks

QUIDEL CORPORATION FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
INDEX
QUIDEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data, unaudited)
QUIDEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)
Quidel Corporation Notes to Condensed Consolidated Financial Statements (Unaudited)
SIGNATURE