Form 10-Q/A
period 2001-06-30
QUIDEL CORP /DE/
filed 2001-09-24
CIK 353569

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

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2001

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,527	$1,901
Accounts receivable, net	10,324	12,065
Inventories	6,075	8,438
Prepaid expenses and other current assets	2,618	616

Total current assets	20,544	23,020
Property and equipment, net	21,291	20,541
Intangible assets, net	29,040	31,330
Deferred tax asset	4,933	5,707
Other assets	1,217	1,434

Total assets	$77,025	$82,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,981	$4,412
Accrued royalties	937	1,054
Line of credit	3,850	3,200
Current portion obligations under capital leases	341	469
Other accrued liabilities	1,738	3,861

Total current liabilities	8,847	12,996
Capital lease, net of current portion	10,565	10,729
Stockholders' equity:
Common stock	28	28
Additional paid-in capital	138,247	137,768
Accumulated other comprehensive loss	(793)	(69)
Accumulated deficit	(79,869)	(79,420)

Total stockholders' equity	57,613	58,307

Total liabilities and stockholders' equity	$77,025	$82,032

See accompanying notes to condensed consolidated financial statements.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
REVENUES
Net sales	$15,524	$16,583	$35,068	$38,247
Research contracts, license fees and royalty income	468	325	866	639

Total revenues	15,992	16,908	35,934	38,886

COSTS AND EXPENSES
Cost of sales	8,184	8,100	17,178	18,614
Research and development	1,751	1,497	3,343	3,289
Sales and marketing	3,289	4,395	7,391	9,143
General and administrative	2,402	1,929	4,623	4,137
Restructuring charge	—	—	550	—
Amortization of intangibles	1,044	433	2,088	1,065

Total costs and expenses	16,670	16,354	35,173	36,248

Income (loss) from operations	(678)	554	761	2,638
OTHER INCOME (EXPENSE)
Interest income	30	1	41	9
Interest expense	(345)	(549)	(682)	(598)
Other	195	(8)	184	(358)

Total other income (expense)	(120)	(556)	(457)	(947)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(798)	(2)	304	1,691
Provision for income taxes	68	59	753	827

Income (loss) before cumulative effect of change in accounting principle	(866)	(61)	(449)	864
Cumulative effect of change in accounting principle	—	—	—	(1,068)

Net loss	$(866)	$(61)	$(449)	$(204)

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(.03)	$—	$(.02)	$.04

Diluted earnings (loss) per share before cumulative effect of change in accounting principle per share	$(.03)	$—	$(.02)	$.03

Basic and diluted cumulative effect of change in accounting principle per share	$—	$—	$—	$(.04)

Basic and diluted net loss per share	$(.03)	$—	$(.02)	$(.01)

Weighted shares used in basic per share calculation	28,177	24,638	28,151	24,518

Weighted shares used in diluted per share calculation	28,978	26,636	28,952	26,517

See accompanying notes to consolidated financial statements.

QUIDEL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2001	2000
OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,625	$3,476
INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,827)	(2,101)
Proceeds from sale of assets	550	—
Other	165	(210)

Net cash used for investing activities	(2,112)	(2,311)
FINANCING ACTIVITIES:
Line of credit, net	650	(2,261)
Payments on obligations under capital leases	(292)	(289)
Net proceeds from issuance of common stock and warrants	479	2,504

Net cash provided by (used for) financing activities	837	(46)
Effect of exchange rate fluctuations on cash and cash equivalents	(724)	126

Net increase in cash and cash equivalents	(374)	1,245
Cash and cash equivalents, beginning of period	1,901	4,672

Cash and cash equivalents, end of period	$1,527	$5,917

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$676	$667

Cash paid during the period for income taxes	$—	$—

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

    Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2. Comprehensive Loss

    The components of comprehensive loss are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Net loss	$(866)	$(61)	$(449)	$(204)
Foreign currency translation adjustment	(241)	(40)	(724)	126

Comprehensive loss	$(1,107)	$(101)	$(1,173)	$(78)

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

Note 4. Inventories

    Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2001	December 31, 2000
	(unaudited)
Raw materials	$2,098	$3,293
Work-in-process	1,192	2,053
Finished goods	2,785	3,092

	$6,075	$8,438

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

Note 6. Change in Accounting Principle

    The Company changed their accounting policies to implement the effects of the SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" which resulted in a cumulative effect of a change in accounting principle of $1.1 million during fiscal year 2000. The Company implemented SAB 101 in the fourth quarter of 2000, by restating their first three quarters of 2000.

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

    The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Six months ended June 30,
	2001	2000
Customer:
A	18%	17%
B	11%	10%

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

    For the six months ended June 30, 2001, the Company recorded revenue from domestic and foreign customers. The following presents net sales for the six months ended June 30, 2001 and 2000 and long-lived assets as of June 30, 2001 and December 31, 2000 by geographic territory:

			Net Sales
	Long-Lived Assets		Six months ended June 30,
	June 30, 2001	December 31, 2000
			2001	2000
	(unaudited)		(unaudited)
United States Operations:
Domestic	$50,151	$51,611	$27,053	$29,428
Foreign	—	—	4,427	4,856
Foreign Operations	191	260	3,588	3,963

Total	$50,342	$51,871	$35,068	$38,247

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

Results of Operations

Net Sales

    Net sales decreased 6% to $15.5 million for the second quarter of 2001 from $16.6 million for the second quarter of 2000 and decreased 8% to $35.0 million for the six months ended June 30, 2001 from $38.2 million for the six months ended June 30, 2000. The decrease for the three and six months ended 2001 as compared to the three and six months ended 2000 was primarily due to unusually high sales levels associated with the withdrawal of one of our competitors products from the market in 2000 offset by an increase of our influenza A/B product sales which were new to the market in 2000.

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

Cost of Sales and Gross Profit From Net Sales

    Gross profit from net sales increased to $8.2 million for the three months ended June 30, 2001 from $8.1 million for the three months ended June 30, 2000 and decreased to $17.2 million for the six months ended June 30, 2001 from $18.7 million for the six months ended June 30, 2000. Gross profit as a percentage of net sales decreased to 47% for the three months ended June 30, 2001 from 51% for the three months ended June 30, 2000, and was 51% for both the six months ended June 30, 2001 and the six months ended June 30, 2000. The changes for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 were primarily due to higher unit costs resulting from lower production volumes and underutilization of manufacturing capacity as well as increased utilities associated with the California energy crisis.

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

Sales and Marketing Expense

    Sales and marketing expense decreased to $3.3 million for the three months ended June 30, 2001 from $4.4 million for the three months ended June 30, 2000 and to $7.4 million for the six months ended June 30, 2001 from $9.1 million for the six months ended June 30, 2000. Sales and marketing expense as a percentage of net sales decreased to 21% for the three months ended June 30, 2001 from 27% for the three months ended June 30, 2000 and to 21% for the six months ended June 30, 2001 from 24% for the six months ended June 30, 2000. The decrease for both the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000 is primarily due to costs associated with the launch of the urinalysis product and the contract sales force employed to assist with the launch of the influenza A/B products in 2000.

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

    Cash provided by operating activities was $1.6 million for the six months ended June 30, 2001 and $3.5 million for the six months ended June 30, 2000 and consisted of funding our working capital, less non-cash amortization and depreciation of $4.4 million for the six months ended June 30, 2001 and $3.2 million for the six months ended June 30, 2000, a decrease in receivables of $1.7 million for the six months ended June 30, 2001 compared to an increase of $1.9 million for the six months ended June 30, 2000, a decrease in inventories of $2.0 million for the six months ended June 30, 2001 compared to an increase of $0.3 million for the six months ended June 30, 2000, an increase in prepaid and other assets of $2.0 for the six months ended June 30, 2001, compared to an increase of $0.7 million for the six months ended June 30, 2000, a decrease in accounts payable of $2.4 million for the six months ended June 30, 2001 compared to an increase of $0.1 million for the six months ended June 30, 2000, a decrease in accrued payroll and related expenses of $0.4 million for the six months ended June 30, 2001 compared to an increase of $0.1 million for the six months ended June 30, 2000, and a decrease in other accrued liabilities of $1.7 million for the six months ended June 30, 2001 compared to an increase of $1.1 million for the six months ended June 30, 2000.

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

    As of June 30, 2001, our outstanding indebtedness included $10.9 million under capital leases (primarily our San Diego facility) and $3.9 million of borrowing under line of credit. Our line of credit provides for a maximum availability of $7.5 million, bore interest at 9.5% at June 30, 2001, matures in June 2002 and is secured by our inventory, accounts receivable and fixed assets. We currently have $3.6 million available to borrow under this line of credit. This line of credit agreement contains certain customary covenants restricting our ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity.

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

    Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 46% and 42% of our net sales for the six months ended June 30, 2001 and June 30, 2000, respectively. While we believe our relationship with our distributors is good, the loss of a major distributor may have an adverse effect on our net sales. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, many distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

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

    We have a license agreement with Becton Dickinson related to our Pregnancy and Group Strep A products, which accounted for 35% and 39% and 29% and 25% of our net sales for the six months ended June 30, 2001 and June 30, 2000, respectively. The license agreement expires in 2004. Our ability to obtain patents and licenses, and their benefits, are uncertain. We have 212 issued patents and approximately 60 applications are pending. Our patents have expiration dates from 2002 to 2017. There are no patents which are expiring in the near term which we consider material to our business. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. Further, we have patents issued in Canada, Germany, France, United Kingdom, Italy, Spain, Australia, Belgium, Korea, Norway, Lithuania, the Netherlands, Austria, Switzerland, Sweden and South Africa. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms.

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

    We recently acquired two businesses, Litmus Concepts and a division of Dade Behring Marburg Gmbh. Our business strategy contemplates further increased growth in the number of employees, the scope of operating and financial systems and the geographic area of our operations, including further expansion outside the U.S., as new products are developed and commercialized. We may experience difficulties integrating our own operations with those of companies or technologies that we have acquired or we may acquire, and as a result we may not realize our anticipated benefits and cost savings within our expected time frame, or at all. Because we do not have a large executive staff, future growth may also divert management's attention from other aspects of our business, and will place a strain on existing management, as well as on our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and our net sales and gross profits could be adversely affected.

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

    Our products are sold internationally, primarily at this time to customers in Western Europe, including Germany and Italy, and also Poland. Net sales to foreign customers accounted for 23% of our net sales for both the six months ended June 30, 2001 and June 30, 2000, respectively, and are expected to continue to account for a significant percentage of our net sales. For example, our business strategy calls for the launch of a worldwide basis of our proposed herpes simplex virus antibody rapid diagnostic test, and marketing our Influenza A/B test on a worldwide basis. Moreover, while we do not currently manufacture any product overseas, we do have our urinalysis products manufactured for us by a third party in Germany and in November 2001, we will commence manufacture of all urinalysis products in Germany ourselves. International sales and manufacturing operations are subject to inherent risks which could increase our costs and stifle our growth opportunities. These risks include:

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

ITEM 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders was held on May 23, 2001. All of the Company's directors nominated for election as stated in the Company's Proxy Statement were elected as follows:

Director Nominee	Votes in Favor	Votes Withheld	Votes Abstaining
Richard C.E. Morgan	22,877,196	970,216	—
Andre De Bruin	22,875,696	971,716	—
John D. Diekman	22,877,196	970,216	—
Thomas A. Glaze	22,877,686	969,726	—
S. Wayne Kay	22,876,696	970,716	—
Margaret G. McGlynn	22,877,336	970,076	—
Mary Lake Polan	22,877,196	970,216	—
Faye Wattleton	22,874,139	973,093	—

    All of the Company's proposals as stated in the Company's Proxy Statement were approved as follows:

Proposal Description	Votes in Favor	Votes Against	Votes Abstaining
Amendment to the 1983 Employee Stock Purchase Plan to increase by 150,000 the number of shares of the Company's Common Stock available under the Plan	14,360,161	456,734	62,969
Proposal to approve the adoption of the Company's 2001 Equity Incentive Plan and the reservation of 2,700,000 shares of the Company's Common Stock for issuance thereunder	12,200,399	2,599,143	80,322

ITEM 5. Other Information

    Effective as of August 14, 2001, we have promoted S. Wayne Kay to President and Chief Executive Officer. Andre de Bruin, who has served as our Vice Chairman and Chief Executive Officer, will serve as our Executive Chairman succeeding Richard C.E. Morgan who will continue to serve as a Director.

    Effective September 4, 2001, we have appointed Paul E. Landers as Senior Vice President and Chief Financial Officer. Mr. Landers has more than 30 years experience in finance, business operations and strategic management and most recently was Chief Financial Officer and Director of International Isotopes Inc., a public contract manufacturer of radiopharmaceuticals and radiochemicals for industrial and healthcare applications. Previously, Mr. Landers was Chief Financial Officer of Aavid Thermalloy LLC, a leading provider of thermal management solutions. Mr. Landers received his B.A. from the University of Massachusetts and his M.B.A. from Boston College.

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
10.20	Form of Asset Sale Agreement—Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.21	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.22	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.23	Form of Indemnification Agreement—Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.)

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

  *
  Indicates compensatory plan

  (b)
  Reports on Form 8-K filed in the quarter ended June 30, 2001
  None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIDEL CORPORATION
Date: September 24, 2001	/s/ S. Wayne Kay S. Wayne Kay President and Chief Executive Officer (Principal Executive Officer) and Secretary and authorized signatory
/s/ Paul E. Landers Paul E. Landers Vice President, Corporate Operations, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

QUIDEL CORPORATION FORM 10-Q FOR THE QUARTER ENDED June 30, 2001
INDEX
QUIDEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data, unaudited)
QUIDEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)
Quidel Corporation Notes to Condensed Consolidated Financial Statements (Unaudited)
SIGNATURE