Form 10-Q
period 2001-09-30
QUIDEL CORP /DE/
filed 2001-11-14
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 1, 2001, 28,410,420 shares of common stock were outstanding.

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2001

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash	$2,218	$1,901
Accounts receivable, net	12,772	12,065
Inventories	7,396	8,438
Prepaid expenses and other current assets	1,451	616

Total current assets	23,837	23,020
Property and equipment, net	22,287	20,541
Intangible assets, net	27,886	31,330
Deferred tax asset	4,554	5,707
Other assets	1,331	1,434

Total assets	$79,895	$82,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,003	$4,412
Accrued royalties	1,147	1,054
Line of credit	2,400	3,200
Current portion obligations under capital leases	353	469
Other accrued liabilities	4,129	3,861

Total current liabilities	11,032	12,996
Capital leases, net of current portion	10,481	10,729
Stockholders' equity:
Common stock	28	28
Additional paid-in capital	138,736	137,768
Accumulated other comprehensive loss	(438)	(69)
Accumulated deficit	(79,944)	(79,420)

Total stockholders' equity	58,382	58,307

Total liabilities and stockholders' equity	$79,895	$82,032

See accompanying notes to condensed consolidated financial statements.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
REVENUES
Net sales	$16,117	$11,601	$51,185	$49,848
Research contracts, license fees and royalty income	451	201	1,317	840

Total revenues	16,568	11,802	52,502	50,688

COSTS AND EXPENSES
Cost of sales	8,072	7,411	25,250	26,025
Research and development	1,484	2,583	4,768	5,872
Sales and marketing	3,374	4,009	10,765	13,152
General and administrative	1,917	1,807	6,540	5,944
Restructuring charge	—	—	550	—
Amortization of intangibles	1,099	433	3,246	1,498

Total costs and expenses	15,946	16,243	51,119	52,491

Income (loss) from operations	622	(4,441)	1,383	(1,803)
OTHER (INCOME) EXPENSE
Interest income	(2)	(58)	(43)	(69)
Interest expense	328	301	1,010	899
Other	(78)	4	(262)	364

Total other expense	248	247	705	1,194

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	374	(4,688)	678	(2,997)
Provision (benefit) for income taxes	449	(827)	1,202	—

Loss before cumulative effect of change in accounting principle	(75)	(3,861)	(524)	(2,997)
Cumulative effect of change in accounting principle	—	—	—	(1,068)

Net loss	$(75)	$(3,861)	$(524)	$(4,065)

Earnings (loss) per share before cumulative effect of change in accounting principle—basic	$—	$(0.16)	$(0.02)	$(0.12)

Basic cumulative effect of change in accounting principle per share	$—	$—	$—	$(0.04)

Basic net loss per share	$—	$(0.16)	$(0.02)	$(0.16)

Weighted shares used in basic per share calculation	28,302	24,775	28,202	24,613

See accompanying notes to condensed consolidated financial statements.

QUIDEL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2001	2000
OPERATING ACTIVITIES:
Net cash provided by operating activities	$4,996	$2,965
INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,706)	(2,593)
Proceeds from sale of assets	550	—
Other	42	396

Net cash used for investing activities	(4,114)	(2,197)
FINANCING ACTIVITIES:
Line of credit, net	(800)	(3,769)
Payments on obligations under capital leases	(364)	(384)
Proceeds from issuance of common stock and warrants	968	2,888

Net cash used for financing activities	(196)	(1,265)
Effect of exchange rate fluctuations on cash and cash equivalents	(369)	(273)

Net increase (decrease) in cash and cash equivalents	317	(770)
Cash and cash equivalents, beginning of period	1,901	4,672

Cash and cash equivalents, end of period	$2,218	$3,902

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,011	$946

Cash paid during the period for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

Quidel Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note l. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Quidel Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at September 30, 2001, and for the three-month periods and nine-month periods ended September 30, 2001 and 2000, is unaudited. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K/A.

    Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2. Comprehensive Gain (Loss)

    The components of comprehensive gain (loss) are as follows (in thousands) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net loss	$(75)	$(3,861)	$(524)	$(4,065)
Foreign currency translation adjustment	355	(44)	(369)	(44)

Comprehensive gain (loss)	$280	$(3,905)	$(893)	$(4,109)

Note 3. Computation of Earnings Per Share

    Basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options and warrants. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants. Potentially dilutive shares have not been included for the three and nine months ended September 30, 2001 and 2000 as their inclusion would be antidilutive.

Note 4. Inventories

    Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2001	December 31, 2000
	(unaudited)
Raw materials	$2,983	$3,293
Work-in-process	1,358	2,053
Finished goods	3,055	3,092

	$7,396	$8,438

Note 5. Stockholders' Equity

    During the nine months ended September 30, 2001, 304,453 shares of common stock were issued for the exercise of common stock options and 37,566 shares of common stock were issued in connection with the Company's Employee Stock Purchase Plan (the "ESPP"), resulting in proceeds to the Company of approximately $1.0 million.

Note 6. Change in Accounting Principle

    The Company changed their accounting policies to implement the effects of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" which resulted in a cumulative effect of a change in accounting principle of $1.1 million during fiscal year 2000. The Company implemented SAB 101 in the fourth quarter of 2000, by restating their first three quarters of 2000.

Note 7. Recent Accounting Pronouncements

    On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002. Based on current values assigned to goodwill and assembled workforce, we expect that the elimination of goodwill amortization would have a positive impact on reported net income for the year ended December 31, 2002 of approximately $2.5 million. We are currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142 on other intangible assets and the respective impact on the consolidated results of operations, financial position and cash flows.

Note 8. Industry and Geographic Information

    The Company operates in one reportable segment. Sales to customers outside the United States (primarily Europe) represented 23% of total net sales for the nine months ended September 30, 2001 and 25% for the nine months ended September 30, 2000. As of September 30, 2001 and December 31, 2000, balances due from foreign customers were $5.0 million (unaudited) and $4.7 million, respectively.

    The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Nine months ended September 30,
	2001	2000
Customer:
A	19%	15%
B	13%	11%

    As of September 30, 2001, accounts receivable from two customers with balances due in excess of 10% of total accounts receivable totaled $4.4 million while at December 31, 2000, accounts receivable from three customers with balances due in excess of 10% of total accounts receivable totaled $4.4 million.

    For the nine months ended September 30, 2001, the Company recorded revenue from domestic and foreign customers. The following presents net sales for the nine months ended September 30, 2001 and 2000 and long-lived assets as of September 30, 2001 and December 31, 2000 by geographic territory:

			Net Sales
	Long-Lived Assets		Nine months ended September 30,
	September 30, 2001	December 31, 2000
			2001	2000
	(unaudited)		(unaudited)
United States operations:
Domestic	$49,988	$51,611	$39,435	$37,201
Foreign	—	—	6,819	6,633
Foreign operations	185	260	4,931	6,014

Total	$50,173	$51,871	$51,185	$49,848

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

Note 10. Casualty Claim

    In May, 2001, the Company experienced damage to its facility and certain inventory in San Diego, California as a result of a malfunction of the central circuitry of one of its warehouse freezers. This resulted in the loss of specialized reagents used in its inventory, valued at approximately $1.1 million. Insurance was in place to cover damage to the Company's property and business interruption. In the third quarter of 2001, the Company and its insurance company agreed upon a settlement for damages of $4.1 million, which was paid to the Company. The proceeds of $4.1 million were offset by the inventory loss of $1.1 million and other related charges of $0.8 million. As of September 30, 2001, $2.2 million was recorded as a deferred credit and was included in "other accrued liabilities" in the September 30, 2001 condensed consolidated balance sheet, pending final determination of all costs.

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

Recent Events

    In May, 2001, we experienced damage to our facility and certain inventory in San Diego, California as a result of a malfunction of the central circuitry of one of our warehouse freezers. This resulted in the loss of specialized reagents used in our inventory, valued at approximately $1.1 million. Insurance was in place to cover damage to our property and business interruption. In the third quarter of 2001, we agreed upon a settlement with the insurance company for damages of $4.1 million, which was paid to us. The proceeds of $4.1 million were offset by the inventory loss of $1.1 million and other related charges of $0.8 million. As of September 30, 2001, $2.2 million was recorded as a deferred credit and was included in "other accrued liabilities" in the September 30, 2001 condensed consolidated balance sheet, pending final determination of all costs.

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

Results of Operations

Net Sales

    Net sales increased 39% to $16.1 million for the quarter ended September 30, 2001 from $11.6 million for the quarter ended September 30, 2000 and increased 3% to $51.2 million for the nine months ended September 30, 2001 from $49.8 million for the nine months ended September 30, 2000. The increase for the three months ended 2001 as compared to the three months ended 2000 was primarily due to a reduction of distribution orders for the third quarter of 2000 after satisfying a substantial manufacturing backlog in the second quarter of 2000 as well as an increase of our influenza

A/B product sales which were new to the market in 2000. The increase for the nine months ended September 30, 2001 was primarily due to an increase in revenue due to Group A strep and Influenza A/B product sales.

Research Contracts, License Fees and Royalty Income

    Research contracts, license fees and royalty income increased to $0.5 million for the three months ended September 30, 2001 from $0.2 million for the three months ended September 30, 2000 and to $1.3 million for the nine months ended September 30, 2001 from $0.8 million for the nine months ended September 30, 2000. The revenue for all periods is principally related to royalties received on a patented technology of ours utilized by a third-party.

Cost of Sales and Gross Profit From Net Sales

    Gross profit increased to $8.0 million for the three months ended September 30, 2001 from $4.2 million for the three months ended September 30, 2000 and increased to $25.9 million for the nine months ended September 30, 2001 from $23.8 million for the nine months ended September 30, 2000. Gross profit as a percentage of net sales increased to 50% for the three months ended September 30, 2001 from 36% for the three months ended September 30, 2000, and increased to 51% for the nine months ended September 30, 2001 from 48% for the nine months ended September 30, 2000. The changes for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 were primarily due to higher unit costs resulting from lower production volumes and underutilization of manufacturing capacity in the third quarter of 2000.

Research and Development Expense

    Research and development expense decreased to $1.5 million for the three months ended September 30, 2001 from $2.6 million for the three months ended September 30, 2000 and decreased to $4.8 million for the nine months ended September 30, 2001 from $5.9 million for the nine months ended September 30, 2000. Research and development expense as a percentage of net sales decreased to 9% for the three months ended September 30, 2001 from 22% for the three months ended September 30, 2000 and decreased to 9% for the nine months ended September 30, 2001 from 12% for the nine months ended September 30, 2000. The decreases are primarily attributable to certain one time contract costs incurred in 2000 related to the development of two diagnostic tests to detect herpes simplex virus. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

Sales and Marketing Expense

    Sales and marketing expense decreased to $3.4 million for the three months ended September 30, 2001 from $4.0 million for the three months ended September 30, 2000 and to $10.8 million for the nine months ended September 30, 2001 from $13.2 million for the nine months ended September 30, 2000. Sales and marketing expense as a percentage of net sales decreased to 21% for the three months ended September 30, 2001 from 35% for the three months ended September 30, 2000 and to 21% for the nine months ended September 30, 2001 from 26% for the nine months ended September 30, 2000. The decrease for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000 is primarily due to costs associated with the launch of the urinalysis product and the contract sales force employed to assist with the launch of the influenza A/B products in 2000.

General and Administrative Expense

    General and administrative expense increased to $1.9 million for the three months ended September 30, 2001 from $1.8 million for the three months ended September 30, 2000 and to $6.5 million for the nine months ended September 30, 2001 from $5.9 million for the nine months ended September 30, 2000. General and administrative expense as a percentage of net sales decreased to 12% for the three months ended September 30, 2001 from 16% for the three months ended September 30, 2000 and increased to 13% for the nine months ended September 30, 2001 from 12% for the nine months ended September 30, 2000. These dollar increases were primarily due to increases in investor relations, legal and relocation expenses.

Restructuring Charge

    In the first quarter of 2001, we implemented the Restructuring. The Restructuring included a workforce reduction of approximately 15 employees and closure of our facilities in the United Kingdom (UK). In the first quarter of 2001, we recorded a restructuring charge of approximately $0.6 million. The significant components of the Restructuring are $0.5 million for employee severance costs and $0.1 million in closing costs related to the UK facility and related asset impairments.

Amortization of Intangibles

    Amortization of intangibles increased to $1.1 million for the three months ended September 30, 2001 from $0.4 million for the three months ended September 30, 2000 and to $3.2 million for the nine months ended September 30, 2001 from $1.5 million for the nine months ended September 30, 2000. These increases were due to an increase in intangible assets related to the acquisition of Litmus Concepts in December of 2000.

Interest Expense

    Interest expense for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 relates primarily to interest incurred on the line of credit and obligations under capital leases.

Income Taxes

    Income tax provision was $0.4 million for the three months ended September 30, 2001 compared to $0.8 million income tax benefit for the three months ended September 30, 2000. The income tax provision was $1.2 million for the nine months ended September 30, 2001 compared to no provision for income taxes for the nine months ended September 30, 2000. Included in the income (loss) before provision for income taxes and cumulative effect of change in accounting principle are amortization expense of certain purchased intangibles that are not deductible for tax purposes.

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

    Cash provided by operating activities was $5.0 million for the nine months ended September 30, 2001 and $3.0 million for the nine months ended September 30, 2000 and consisted of funding our working capital, less non-cash amortization and depreciation of $6.4 million for the nine months ended September 30, 2001 and $4.5 million for the nine months ended September 30, 2000, an increase in receivables of $0.7 million for the nine months ended September 30, 2001 compared to a decrease of $3.0 million for the nine months ended September 30, 2000, a decrease in inventories of $0.7 million for the nine months ended September 30, 2001 compared to an increase of $0.8 million for the nine months ended September 30, 2000, an increase in prepaid and other assets of $0.9 for the nine months ended September 30, 2001 compared to an increase of $0.6 million for the nine months ended September 30, 2000, a decrease in accounts payable of $1.4 million for the nine months ended September 30, 2001 compared to a decrease of $0.1 million for the nine months ended September 30, 2000, a decrease in accrued payroll and related expenses of $0.2 million for the nine months ended September 30, 2001 compared to an increase of $0.6 million for the nine months ended September 30, 2000, an increase in accrued royalties of $0.1 million for the nine months ended September 30, 2001 compared to a decrease of $0.4 million for the nine months ended September 30, 2000, and an increase in other accrued liabilities of $0.5 million for the nine months ended September 30, 2001 compared to no change in other accrued liabilities for the nine months ended September 30, 2000.

    Cash used for investing activities was $4.1 million for the nine months ended September 30, 2001 and $2.2 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, the amount consisted primarily of cash used in connection with purchases of property and equipment of $4.7 million, offset by proceeds from sale of certain assets of $0.6 million. For the nine months ended September 30, 2000 the amount consisted primarily of cash used in connection with purchases of property and equipment of $2.6 million. Cash used for financing activities was $0.2 million for the nine months ended September 30, 2001 and $1.3 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001 the amount consisted of net payments under our line of credit and capital leases of $0.8 million and $0.4 million, offset by proceeds from issuance of common stock of $1.0 million. For the nine months ended September 30, 2000 the amount consisted of the net payments on our line of credit and capital leases of $3.8 million and $0.4 million offset by proceeds from issuance of common stock and warrants of $2.9 million.

    As of September 30, 2001, our outstanding indebtedness included $10.5 million under capital leases (primarily our San Diego facility) and $2.4 million of borrowing under our line of credit. Our line of credit provides for a maximum availability of $7.5 million, bore interest at 6.00% at September 30, 2001, matures in June 2002 and is secured by our inventory, accounts receivable and fixed assets. We currently have $5.1 million available to borrow under this line of credit. This line of credit agreement contains certain customary covenants restricting our ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity.

    We plan approximately $2.0 million in capital expenditures for the remainder of the year. The primary purpose for our capital expenditures is procuring manufacturing equipment, facilities improvements and information technology. We plan to fund these capital expenditures with cash flow from operations and borrowings under our existing credit facility. We have no material commitments with respect to such planned expenditures as of the date of this filing.

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

Recent Accounting Pronouncements

    On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002. Based on current values assigned to goodwill and assembled workforce, we expect that the elimination of goodwill amortization would have a positive impact on reported net income for the year ended December 31, 2002 of approximately $2.5 million. We are currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142 on other intangible assets and the respective impact on the consolidated results of operations, financial position and cash flows.

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

    The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will will vary as interest rates increase or decrease. Based on our market risk sensitive instruments outstanding at September 30, 2001 and December 31, 2000, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Risk Factors

Our operating results may fluctuate as a result of factors which are outside our control, and this could have a negative effect on the price of our common stock.

    Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. The market price of our common stock has fluctuated substantially in the past. Between September 30, 2000 and September 30, 2001, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $3.00 to a high of $7.00. We expect the market price of our common stock to continue to experience significant fluctuations in the future in response to a variety of factors, including fluctuation in our operating results.

    For the nine months ended September 30, 2001, revenues increased $1.3 million to $51.2 million from $49.8 million for the nine months ended September 30, 2000. We had income before income taxes of $0.7 million for the nine months ended September 30, 2001 compared to a net loss of $3.0 million before income taxes and certain nonrecurring items for the nine months ended September 30, 2000.

The difference was primarily due to a decrease in sales in the third quarter of 2000 related to a reduction of distributor orders after satisfying a manufacturing backlog in the second quarter of 2000.

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

    Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 51% and 44% of our net sales for the nine months ended September 30, 2001 and September 30, 2000, respectively. While we believe our relationship with our distributors is good, the loss of a major distributor may have an adverse effect on our net sales. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, many distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

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

    We have a license agreement with Becton Dickinson related to our Pregnancy and Group Strep A products, which accounted for 36% and 37% and 27% and 23% of our net sales for the nine months ended September 30, 2001 and September 30, 2000, respectively. The license agreement expires in 2004. Our ability to obtain patents and licenses, and their benefits, are uncertain. As of September 30, 2001, we had 186 issued patents and approximately 75 applications pending. Our patents have expiration dates from 2002 to 2019. There are no patents which are expiring in the near term which we consider material to our business. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. Further, we have patents issued in Canada, Germany, France, United Kingdom, Italy, Spain, Australia, Belgium, Korea, Norway,

Lithuania, the Netherlands, Austria, Switzerland, Sweden and South Africa. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms.

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

    Our business strategy contemplates further increased growth in the number of employees, the scope of operating and financial systems and the geographic area of our operations, including further expansion outside the U.S., as new products are developed and commercialized. We may experience difficulties integrating our own operations with those of companies or technologies that we have acquired, such as Litmus Concepts acquired in December 2000, or those we may acquire, and as a result we may not realize our anticipated benefits and cost savings within our expected time frame, or at all. Because we do not have a large executive staff, future growth may also divert management's attention from other aspects of our business, and will place a strain on existing management, as well as on our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and our net sales and gross profits could be adversely affected.

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

    Our products are sold internationally, primarily at this time to customers in Western Europe, including Germany and Italy, and also Poland. Net sales to foreign customers accounted for 23% of our net sales for the nine months ended September 30, 2001 and 25% for the nine months ended September 30, 2000, and are expected to continue to account for a significant percentage of our net sales. For example, our business strategy calls for the launch of a worldwide basis of our proposed herpes simplex virus antibody rapid diagnostic test, and marketing our Influenza A/B test on a worldwide basis. Moreover, while we do not currently manufacture any product overseas, we do have our urinalysis products manufactured for us by a third party in Germany and in November 2001, we will commence manufacture of all urinalysis products in Germany ourselves. International sales and manufacturing operations are subject to inherent risks which could increase our costs and stifle our growth opportunities. These risks include:

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

    Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our securities and impair our ability to complete equity financings. We have outstanding the following shares of common stock:

  •
  Approximately 25.2 million shares of common stock that have been issued in registered offerings and are freely tradable in the public markets.

  •
  We have in effect a registration statement under the Securities Act registering approximately 2.5 million shares of common stock issued to former shareholders and certain option holders of Litmus. In addition, we have up to .7 million shares of common stock that are currently being held in escrow for these shareholders.

  •
  In addition, approximately 5.1 million shares of common stock are issuable upon exercise of stock options outstanding as of September 30, 2001 under our various stock option plans at a weighted average exercise price of $4.27 per share.

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

    Effective September 4, 2001, we have appointed Paul E. Landers as Vice President and Chief Financial Officer. Mr. Landers has more than 30 years experience in finance, business operations and strategic management and most recently was Chief Financial Officer and Director of International Isotopes Inc., a public contract manufacturer of radiopharmaceuticals and radiochemicals for industrial and healthcare applications. Previously, Mr. Landers was Chief Financial Officer of Aavid Thermalloy LLC, a leading provider of thermal management solutions. Mr. Landers received his B.A. from the University of Massachusetts and his M.B.A. from Boston College.

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
10.2	Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.3*	Registrant's 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.4*	Registrant's 1990 Director Option Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
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
10.12*	Employment agreement dated June 9, 1998 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)
10.13*	Stock Option Agreement dated June 9, 1998 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)
10.14*
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
10.20	Form of Asset Sale Agreement—Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.21	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.22	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.23*	Form of Indemnification Agreement—Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.)
10.24*
Quidel Corporation 1998 Stock Incentive Plan. (Incorporated by reference to Appendix B to the Registrants Definitive Proxy Statement for the 1998 Annual Meeting of the Stockholders filed on July 8, 1998.)
10.25*
Quidel Corporation 2001 Equity Incentive Plan. (Incorporated by reference to Appendix B to the Registrants Definitive Proxy Statement for the 2001 Annual Meeting of the Stockholders filed on April 17, 2001.)

  *
  Indicates compensatory plan or arrangements

  (b)
  Reports on Form 8-K filed in the quarter ended September 30, 2001

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIDEL CORPORATION
Date: November 14, 2001	/s/ Paul E. Landers Paul E. Landers Vice President, Corporate Operations, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

QUIDEL CORPORATION FORM 10-Q FOR THE QUARTER ENDED September 30, 2001
INDEX
QUIDEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data, unaudited)
QUIDEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)
Quidel Corporation Notes to Condensed Consolidated Financial Statements (Unaudited)
SIGNATURES