Form 10-K
period 2001-12-31
QUIDEL CORP /DE/
filed 2002-03-29
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on March 22, 2002, was $180,019,459.

        As of March 22, 2002, 28,757,102 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(To the Extent Indicated Herein)

        Registrant's Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2002 Annual Meeting of Stockholders to be held on May 21, 2002 is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

A Warning about Forward-Looking Statements

        This Annual Report contains forward-looking statements within the meaning of the federal securities laws that involve material risk and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the FDA and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described under "Risk Factors" and in other sections of this Annual Report and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. We undertake no obligation to publicly release the results of any revision of the forward-looking statements.

Part I

Item 1. Business

        In this section, all references to "we," "our," and "us" refer to Quidel Corporation and its subsidiaries.

        We are a worldwide leader in developing, manufacturing and marketing point-of-care ("POC") rapid diagnostic tests for the detection and management of a variety of medical conditions and illnesses. In the United States of America (U.S.), we lead the market in several POC product categories for sales through medical product distributors. This leadership position includes a 56%, 50% and 36% market share in Pregnancy, Strep A and Influenza, respectively. Our products provide healthcare professionals and consumers with accurate and cost-effective diagnostic information at the POC. We sell our products to professionals for use in physician's offices, hospitals, clinical laboratories, and wellness screening centers. We also manufacture a line of products that we sell to consumers through distribution partners and organizations that provide store branded products. We focus our products substantially on women's and family health in areas such as reproduction, infectious diseases, general health screening and diseases associated with the elderly.

        We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1984. Our product base and technology platforms have expanded through internal development and acquisitions of other products and technologies. The current product areas are pregnancy and ovulation, infectious diseases, autoimmune diseases, osteoporosis and urinalysis, for professional, research and home use.

        We market our products in the United States of America (U.S.) through a network of national and regional distributors, supported by a direct sales force. In Europe and the rest of the world, we sell and market from regionally based subsidiaries in Italy and Germany and through sales representatives for Asia-Pacific and Latin America and in other international locations by channeling products through distributor organizations and sales agents.

        Our executive offices are located at 10165 McKellar Court, San Diego, California 92121, and our telephone number is (858) 552-1100.

Recent Developments

        In October 2001, we launched our QuickVue® Influenza test in Japan. This test was granted a CLIA waiver in October of 2000 by the U.S. Food and Drug Administration (FDA) under the Clinical Laboratory Improvement Amendments of 1988 (CLIA). The test was also launched in the United Kingdom, Germany and Italy in 2000.

        In August 2001, we announced that S.Wayne Kay, who was hired on January 1, 2001 as President and Chief Operating Officer, would become President and Chief Executive Officer. André de Bruin, our previous Chief Executive Officer and Vice-Chairman of the Board of Directors, became Executive Chairman of the Board of Directors. Also, in September 2001, we announced that Paul E. Landers was hired as Vice President and Chief Financial Officer.

        In May 2001, we received 510(k) clearance from the FDA for our QuickVue® Dipstick Strep A test. This new test is our first dipstick-style Strep A test and adds to our existing portfolio of Strep A tests, which includes the QuickVue® In-Line® Strep A test, the QuickVue® Flex Strep A test, and the CARDS® Q.S.® Strep A test. The QuickVue Dipstick Strep A test is intended for use as an aid in the diagnosis of Group A Strep infection, a common bacterial infection associated with "strep throat." In July 2001, the FDA granted CLIA waiver, allowing a broader base of approximately 250,000 physicians access to the test.

        In the first quarter of 2001, we implemented an expense reduction plan (the "Reduction Plan"). The Reduction Plan included a workforce reduction of approximately 15 employees and closure of our facilities in the United Kingdom. In the first quarter of 2001, we incurred a restructuring charge of approximately $0.6 million related to the Reduction Plan. The significant components of the Reduction Plan were $0.4 million for employee severance costs and $0.2 million in closing costs related to the United Kingdom facility. The Reduction Plan was completed as of the end of the first quarter March 31, 2001.

Diagnostic Test Kit Industry Overview
The Overall Market for In-Vitro Diagnostics

        The worldwide market for in vitro diagnostic (IVD) products is estimated at approximately $20.0 billion and is segmented by the particular technology test platform. The largest segments are instrument-based clinical chemistry and immunodiagnostics testing, which account for approximately 50% and 40% of the total IVD market, respectively. Geographically, approximately 41% of the IVD revenues are generated in the U.S., while Europe, Japan and the rest of the world account for approximately 32%, 13% and 14%, respectively.

        Customers for IVD products are primarily large centralized laboratories, either independent reference laboratories or hospital-based facilities. In the U.S., these central laboratories represent less than 10% of total number of testing facilities, but account for 70% of test volume and 80% of revenues.

        The centralized diagnostic testing process typically involves obtaining a specimen sample of blood, urine or other fluid from the patient and sending the sample from the healthcare provider's office or hospital unit to a central laboratory. In a typical visit to the physician's office, the patient's test specimen is collected, then usually sent home and often receives the results of the test several hours or days later. The result of this process is that the patient may leave the physician's office without confirmation of the diagnosis and the opportunity to begin more effective immediate care.

        Three basic factors have driven the market for central laboratory testing: 1) technical requirements for accurate testing often require sophisticated and expensive equipment; 2) the cost to run a test on large scale instruments is low; and 3) revisions to existing regulations affecting all laboratories, regardless of size, to strict standards and licensing requirements. Many physicians and smaller laboratories found these regulations burdensome and reduced testing at the point-of-care. Although we believe this trend is slowly reversing, these factors have led to the current dominance of centralized laboratories in diagnostic testing.

        The over-the-counter (OTC) market for IVD self-testing has not been affected by these trends. The worldwide OTC market is estimated to grow to $3.6 billion by 2004. Two test categories, pregnancy and glucose monitoring for diabetes, dominate this market segment.

The Point-of-Care Market

        POC testing for certain diagnostic parameters has become an accepted adjunct to central laboratory and self-testing. The POC market is comprised of two general segments: hospital testing (emergency rooms and bedside) and decentralized testing in non-institutional settings like physicians' offices. Hospital POC testing is accepted and growing, and is generally an extension of the hospital's central laboratory. The largest segments of rapid turnaround POC diagnostics include tests for urinalysis, strep throat and pregnancy.

        Out-of-hospital testing sites consist of physician's office laboratories, nursing homes, pharmacies and other non-institutional, ambulatory settings in which healthcare providers perform diagnostic tests. The decentralized POC market encompasses a large variety of IVD products ranging from moderate sized instrumented diagnostic systems serving larger group practices to single-use, disposable tests for smaller practice physicians' offices. We believe POC testing out-of-hospital is increasing in popularity due to its clinical benefit and cost-effectiveness.

        The rapid non-instrument-based POC market is estimated to be worth approximately $345 million. The growth in POC testing in the U.S. is in part due to evolving technological improvements creating high quality tests with laboratory accuracy and POC ease-of-use, which are capable of being excluded from CLIA regulations, and therefore available to an estimated 130,000 physician office laboratories. In 1998, 93% of family practice physicians reported providing some level of POC tests in their offices, and it is estimated that the number of physicians using CLIA-waived POC tests is increasing by approximately 500 physicians per year.

Business Strategy

        We believe that the trend among healthcare providers to adopt POC testing is increasing, and demographic changes, reimbursement policies, manageable regulations, and the availability of clinically valuable tests will increase growth in this diagnostic category. More and more employers, health plans, and payors are recognizing that POC testing is the most cost-effective means for improving the quality of care and patient satisfaction. Continuous improvements in technology are resulting in a growing number of new diagnostic tests that combine high levels of accuracy with rapid, easy-to-use product formats. It is our mission to establish and maintain a significant global leadership position in out-of-hospital POC rapid diagnostics. In order to accomplish this mission, we have defined the following strategic goals:

  •
  Improve profit margins through changing product mix and more efficient manufacturing operations;

  •
  Expand the new product pipeline from internal research and development;

  •
  Pursue licensing and acquisitions opportunities when financially and strategically attractive;

  •
  Leverage the marketing and distribution strength of the QuickVue brand in the U.S., and maximize worldwide sales through current and newly identified sales channels in Europe and the rest of world;

  •
  Gain worldwide market share leadership position with our QuickVue Influenza test;

  •
  Expand development and marketing collaborations with large pharmaceutical and other healthcare companies;

  •
  Expand international sales through external alliances, collaborations and sales focus; and

  •
  Commercialize the Layered Thin Film™ ("LTF") technology acquired in the Litmus acquisition.

Technology

        We incorporate antibody-antigen (immunoassay) technology, enzymology and biochemistry combined into uniquely designed and engineered rapid diagnostic products. We have developed, licensed or acquired four delivery system formats: dipsticks, lateral-flow cassettes, microwell (microtiter) plate tests and LTF, a proprietary layered thin film technology. Some of the tests are based on antibody-antigen based reactions and differ in terms of speed, ease-of-use and sensitivity, while others are based on rapid, enzyme and basic chemistry reactions. The general antibody-antigen based approach uses commercially produced protein molecules, or antibodies, that react with or bind to specific antigens, such as viruses, bacteria, hormones, drugs and other antibodies. The antibodies, produced in response to particular antigens, bind specifically to that antigen. This characteristic allows antibodies to be used in a wide range of diagnostic applications. The LTF technology uses chemical and enzyme reactions to indicate the presence or absence of specific infectious agents, ambient chemistry in a variety of body fluids, and a broad spectrum of other health and disease markers.

        The ability to detect the binding of antibodies to target antigens forms the basis for immunoassay testing used in our products. In immunoassays, antibodies or antigens are typically deposited onto a particle or solid surface. A colored label is then either incorporated onto the solid substrate or added separately once the solid substrate has been exposed to the test sample. If the target antigen or antibody is present in the test sample, the colored label produces a visually identifiable color change in response to the resulting reaction. This provides a clear color endpoint for easy visual verification of the test results without the need for instrumentation. This technology is utilized in our lateral-flow and microwell assay platforms.

Products

        We provide rapid POC diagnostic tests under the following brand names: QuickVue®, QuickVue®+, QuickVue® Advance, OvuQuick®, Conceive®, CARDS®, RapidVue®, BlueTest®, Metra®, Pyrilinks® QUS®-2, Alkphase-B®, NovoCalcin®, Chondrex®, Rapignost®, RapiMat® and FemExam®. Our rapid POC diagnostic tests, biochemical bone markers and ultrasonometer participate in the following medical and wellness categories:

  •
  Pregnancy Tests.  The early detection of pregnancy enables the physician and patient to institute proper care, helping to ensure the health of both the woman and the developing embryo. Pregnancy tests are also used to "rule out" pregnancy before conducting certain clinical procedures or administering certain medications. Pregnancy test sales, including tests sold to physicians, other healthcare organizations and through private store brand labels, represented approximately 35%, 36% and 39% of our total net sales for the years ended December 31, 2001, and 2000, and the nine months ended December 31, 1999, respectively.

  •
  Group A Strep.  Each year millions of people in the United States are tested for Group A Streptococcal infections, commonly referred to as "strep throat." Group A Streptococci are bacteria that typically cause illnesses such as tonsillitis, pharyngitis and rheumatic fever which, if left untreated, can progress to complications such as rheumatic fever. Our QuickVue In-line Strep A test was the first Strep A test to receive CLIA waiver in 1996. Net sales of Group A Strep products represented approximately 26%, 25% and 24% of our net sales for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively.

  •
  Influenza.  This diagnostic test was developed through a funded collaboration with Glaxo Smith Kline, PLC., for the diagnosis and treatment of influenza at the POC. The test is a rapid, two step, immunoassay for the detection of influenza A and B, the two most common types of the influenza virus. The test received FDA clearance in September 1999, with commercialization beginning in December 1999. The FDA granted CLIA waiver in October 2000. Influenza test sales represented approximately 11%, 3% and 1% of our net sales for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively.

  •
  Metabolic bone markers.  According to the National Osteoporosis Foundation, osteoporosis afflicts over 28 million Americans and over 200 million people worldwide. Osteoporosis is a disorder characterized by a decrease in bone mass that leads to increased susceptibility to fracture. One parameter for diagnosing and monitoring bone health is to measure the metabolic process of bone turnover (resorption and formation) or "rate" of change. Metabolic bone markers are used by physicians to monitor the effectiveness of therapy and are extensively used in pharmaceutical research. Net sales of metabolic bone markers represented approximately 7%, 9% and 9% of our net sales for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively.

  •
  Helicobacter pylori   ("H. pylori") is the bacterium believed to be associated with 80% of the five million people diagnosed with peptic ulcers in the United States. H. pylori is implicated in chronic gastritis and is recognized by the World Health Organization as a Class 1 carcinogen that may increase a person's risk of developing stomach cancer. Once the H. pylori infection is detected, antibiotic therapy is administered to eradicate the organism and promote a cure of the ulcer condition. Our rapid test is a serological test that measures antibodies circulating in the blood caused by the H. pylori bacteria. Our H. pylori test, which was the first H. pylori test to receive CLIA waiver, accounted for approximately 6%, 6% and 9% of our net sales for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively. We launched a new and improved CLIA-waived H. pylori test in August 2000.

  •
  Other infectious disease products, including Chlamydia and Mononucleosis.  The Chlamydia bacterium is responsible for the most widespread sexually transmitted disease in the United States. Over one-half of infected women do not have symptoms, and if left untreated, Chlamydia can cause sterility. Infectious mononucleosis can be severely debilitating to immune-suppressed groups, including the elderly, if not diagnosed and treated promptly. Our other infectious disease products represented approximately 4%, 3% and 5% of our net sales for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively.

  •
  Urinalysis.  Urinalysis testing using chemical test strips is one of the single most widely ordered diagnostic tests in the world. The total worldwide market is approximately $430 million, and the products are used by nearly every healthcare provider customer segment. Initially, we launched into the visual-read (non-instrument based) urine testing segment which represents a $40 million opportunity in the U.S. A secondary strategy includes the identification of a replacement instrument for the existing RapiMat instrument acquired from Dade Behring Marburg GmbH ("Dade"). We expect that the Dade brand of test strips, Rapignost®, and the RapiMat® instrument will be retained in certain countries and transitioned over time to our QuickVue branded products and instruments. Sales of the urine test strip products represented 3%, 4% and 1% of our net sales for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively.

  •
  Ovulation Prediction.  Tests in this category are for women affected by infertility or the desire to control the timing of their pregnancies. These tests predict or confirm the occurrence of ovulation and are used by primary care physicians, fertility specialists and the consumer. Ovulation prediction test sales, including tests sold through distribution partners to consumers OTC, to physicians, and to other healthcare organizations represented approximately 1%, 3% and 5% of our net sales for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively.

  •
  QUS®-2.  Another parameter critical to assessing bone health is the measurement of the density of bone. Imaging technologies provide this information referred to as the "state" of bone health. The QUS-2 is a portable ultrasonometer that scans the heel of the foot to accurately determine the health of the bone. The "state and rate" assessment provides the most complete picture of bone health. Over 100 systems have been placed outside the United States. Sales of the QUS-2 represented approximately 1% of our net sales for each of the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively.

  •
  Other Products.  The remaining 6%, 10% and 6% of net sales for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively, include allergy screening tests, clinical laboratory tests used in the measurement of circulating immune complexes and veterinary products produced under outside contracts and collaborations.

  •
  Bacterial Vaginosis.  Each year millions of women seek treatment of genital infections generally known as infectious vaginitis. One of the most common forms of infectious vaginitis is bacterial vaginosis (BV), a condition which, if left untreated, can lead to serious clinical complications and illnesses. These complications include pre-term births, pelvic inflammatory disease, infections following gynecological surgeries and an increased risk of contracting HIV. Two products for the detection of BV, a test for pH and Amines and a test for Gardnerella vaginalis, are sold commercially through a distribution agreement with Cooper Surgical. These tests were acquired in the Litmus acquisition in December 2000 and did not contribute any significant revenue for the year ended December 31, 2001.

        We derive a significant portion of our net sales from three products. For the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, we derived approximately 72%, 64% and 64%, respectively, of our net sales from sales of our Pregnancy, Group A Strep and Influenza tests, respectively. We expect that these three product families will continue to account for a substantial portion of our total net sales and any material reduction in demand or pricing would have a material adverse effect on our business, operating results and financial condition.

        For the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, export sales to unaffiliated customers constituted approximately 26%, 25% and 21%, respectively, of net sales. The export sales were primarily to customers in Japan, Germany, Italy, United Kingdom, Poland and France. Even though we export a significant amount of product, the purchasing decision for such sales is usually made by purchasing personnel located in the United States. Our direct sales staff focuses on these types of sales as well as our sales in the United States. In Germany and Italy, we sell our products directly through our wholly-owned subsidiaries. We expect that export sales will continue to represent a significant portion of our net sales in the foreseeable future.

Products Under Development

  •
  hCG web.  We have made significant improvements to two of our current tests on the market: QuickVue One-Step hCG Urine and QuickVue One-Step hCG Combo (Urine and Serum). The new assays exhibit unprecedented result clarity, have exceptional specificity and provide our users with the sensitivity they desire. The manufacturing technology has been re-engineered, with fully optimized chemistries, new computer-controlled equipment and process controls based on cutting edge technologies. The result is two products with very high quality and consistency, both within lot and between lots. This high level of performance is intended to give our customers continuous satisfaction. We expect this will further differentiate us from many small companies that hand build product in small quantities, and in hard to control environments. The new tests are scheduled for launch during the second quarter of 2002.

  •
  Urinalysis Instrument.  Urinalysis dipsticks constitute one of the most used rapid test devices in the world today. We are developing UrinQuick®, an instrument that is expected to allow a physician to read, analyze and print the results of tests obtained with our QuickVue® UrinCheck® urinalysis dipstick. This is expected to eliminate the subjective interpretation of results and automate the result recording process.

  •
  LTF Immunoassay Platform.  In addition to the specific product development programs using LTF technology mentioned above, we are also working on the development of a new immunoassay platform that will incorporate significant innovations in the LTF technology. We expect that these will be highly proprietary in nature. It is anticipated that this platform will provide the high-throughput, high-flexibility and low-cost manufacturing originally envisioned with the acquisition of Litmus. The platform also holds promise for developments beyond that of POC rapid test applications as originally contemplated.

  •
  Strep A Rub and Read.  A rapid test for the detection of Group A Strep infection is currently under development utilizing the LTF technology. Group A Strep infection is the most significant cause of pharyngitis in children. The test is currently expected to proceed to clinical trials in late 2002.

  •
  pH and Amines.  It is estimated that as many as 48% of women who see their primary care physicians for vaginal symptoms are misdiagnosed. The existing test methods for vaginitis are subjective, complicated and non-reproducible. The first LTF format-based assay, cleared by the FDA and granted CLIA waiver in 1997, is undergoing a series of significant improvements that are expected to make it even more precise and user-friendly. A new control kit is also under development. Both are currently planned for submission to the FDA in 2002. The new test for bacterial vaginosis is scheduled for launch in 2003.

Seasonality

        Sales levels for several products are affected by seasonal demand trends. Group A Strep and Influenza tests, for example, are used primarily in the fall and winter. As a result of these demand trends, we generally experience lower operating results in our second and third quarters of the calendar year, and have higher operating results in our first and fourth quarters of the calendar year.

Research and Development

        We are focusing our research and development efforts on three areas: 1) the creation of improved products and new products for existing markets, 2) new products for new markets resulting from acquired businesses, and 3) products developed under pharmaceutical company sponsorship and other collaborations for new markets. These collaborations are being undertaken with the goal of creating differential diagnostics for use in identifying patients most likely to benefit from rapid clinical intervention. With this approach, it is believed that costs related to inappropriate or unneeded therapy can be avoided, while increasing the effectiveness of patient treatment. Research and development expenses were approximately $6.2 million, $7.0 million and $5.3 million for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively, of which approximately $1.2 million and $1.8 million of expenses were related to customer-sponsored research activities for the year ended December 31, 2000 and the nine months ended December 31, 1999. There were no customer sponsored research activities during the year ended December 31, 2001. We anticipate that we will continue to devote a significant amount of financial resources to product development and research for the foreseeable future.

Marketing and Distribution

        In contrast to the central laboratory market, the United States POC market is highly fragmented, with many small or medium-sized customers. Accordingly, we have designed our business strategy around serving the needs of this market segment. To reach these customers, a network of national and regional distributors is utilized and supported by our sales force. We have developed priority status with many of the major distributors in the U.S., resulting in many of our products being the preferred products offered by these distributors.

        Internationally, the use of rapid POC diagnostic tests, the acceptance of testing outside the central laboratory, the regulatory requirements to sell POC tests, and the consumer interest in OTC and self-test products differ considerably from the U.S. Our international sales are substantially lower than domestic sales as a percentage of our total business. Part of this difference is due to the POC market being more developed in the U.S. relative to the overall IVD market in other countries. Also, our ability to address the international markets is reduced due to limited resources and capital.

Customers

        We derive a significant portion of our net sales from a relatively small number of customers. We expect that our dependence on a few key customers will continue in the future. Approximately 35%, 27% and 18% of our net sales for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively, were derived from sales to our two largest customers in each of those periods. Even though our customer mix will likely change from period to period in the future, Allegiance Healthcare Corporation ("Allegiance") and McKesson Corporation ("McKesson") have historically accounted for a significant portion of our net sales. For the years ended December 31, 2001, and 2000, and the nine months ended December 31, 1999, Allegiance accounted for 23%, 15% and 9%, respectively, of net sales while McKesson accounted for 12%, 12% and 9%, respectively, of net sales. If net sales to these or any of our other significant customers were to decrease in any material amount in the future, our business, operating results and financial condition would be materially adversely affected.

Manufacturing

        We have manufacturing operations in San Diego, California; Santa Clara, California; and Marburg, Germany. The San Diego facility, our largest manufacturing operation, principally produces the lateral-flow, immunoassay products. The Santa Clara facility manufactures microtiter plate products and produces the LTF products and was acquired in the Litmus acquisition. Previously, our urine test strip products were manufactured on a contract basis by Dade Behring in Marburg, Germany. In December of 2001, we began manufacturing these products in Marburg, Germany.

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

        The facility in Santa Clara, California is the location of the LTF manufacturing operation. This proprietary production system is a highly automated technology that allows the disposition of multiple reagents in specific patterns in either two or three dimensions for a specific rapid diagnostic product. The sophistication of the process allows for high unit volume through-put as well as change-over flexibility to accommodate a broad range of product configurations. This facility is ISO 9001 certified.

        Our manufacturing is conducted in compliance with the FDA Quality System Regulations ("QSR") (formerly Good Manufacturing Practices) governing the manufacture of medical devices. The manufacturing facilities have been registered with the federal FDA and the Department of Health Services of the State of California (State FDA), and have passed routine federal and state inspections confirming compliance with the QSR regulatory requirements for IVD products.

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

        The manufacture of medical diagnostic products is difficult, particularly with respect to the stability and consistency of complex biological components. Because of these complexities, manufacturing difficulties occasionally occur that delay the introduction or supply of products and result in excess manufacturing costs.

Government Regulation

        The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. A company will not be able to commence marketing or commercial sales in the U.S. of new products under development until it receives premarket clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other matters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request a recall, repair, replacement or refund of the cost of any device manufactured or distributed in the U.S. if the device is deemed to be unsafe.

        In the U.S., devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I and II devices are subject to general controls including, but not limited to, performance standards, premarket notification (501(k)) and postmarket surveillance. Class III devices generally pose the highest risk and are subject to premarket approval (PMA) to ensure their safety and effectiveness.

        Prior to commercialization in the U.S. market, manufacturers must obtain FDA clearance through a premarket notification or premarket approval process. The FDA has been requiring more rigorous demonstration of product performance as part of the 510(k) process, including submission of extensive clinical data. It generally takes from two to six months to obtain clearance, but may take longer. The FDA may determine that additional information is needed before a clearance determination can be made. A request for additional information could prevent or delay the introduction of new products into the market. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. The PMA approval process can be expensive, uncertain and lengthy. It generally takes from six to eighteen months to obtain approval, but may take longer. For any devices, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new submissions to the FDA, and there can be no assurance that the FDA will grant approval.

        We may not be able to obtain the necessary regulatory premarket approvals or clearances for our products on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the business, financial condition and results of operations.

        Any devices manufactured or distributed by us pursuant to FDA clearance or approvals are subject to continuing regulation by the FDA and certain state agencies, including adherence to QSRs, such as testing, control, documentation and other quality assurance requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements mandating reporting to the FDA of any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

        We are subject to routine inspection by the federal and state FDA and other state agencies for compliance with applicable federal, state and local regulations. Changes in existing requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations. We may also incur significant costs in complying with laws and regulations in the future, resulting in a material adverse effect upon the business, financial condition and results of operations.

        Our products are also subject to CLIA and related federal and state regulations that provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections. Under CLIA, laboratory tests are categorized as "waived," "moderately complex" or "highly complex," on the basis of specific criteria. CLIA is subject to revision by the Centers for Medicare and Medicaid Services (CMS). Additional regulations impacting laboratory testing may have a material adverse effect on our ability to market products and may have a material adverse effect upon our business, financial condition and results of operations.

Patents and Trade Secrets

        The healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. We and other companies engaged in research and development of new diagnostic products using advanced biomedical technologies are actively pursuing patents for technologies that are considered novel and patentable. However, important legal issues remain to be resolved as to the extent and scope of available patent protection in the U.S. and in other important markets worldwide. The resolution of these issues and their effect upon the long-term success of us and other biotechnology firms cannot be determined. We currently hold 190 patents and have approximately 70 more pending.

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

        A large number of individuals and commercial enterprises seek patent protection for technologies, products and processes in fields in or related to our areas of product development. To the extent such efforts are successful, we may be required to obtain licenses in order to exploit certain of our product strategies and avoid a material adverse effect on our business. Licenses may not be available to us at all or, if so available, on acceptable terms.

        We are aware of certain patents issued to various developers of diagnostic products with potential applicability to our diagnostic technology. We have licensed certain rights from certain companies, such as Becton Dickinson, to assist with the manufacturing of certain products. There can be no assurance that we would prevail if a patent infringement claim were to be asserted against us as to technologies, products or processes for which we have no licenses.

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

        Under certain of our distribution agreements, we have agreed to indemnify the distributors against costs and liabilities arising out of any patent infringement claims and other intellectual property claims asserted by a third-party relating to products sold under those agreements.

Competition

        Competition in the development and marketing of diagnostic products is intense, and diagnostic technologies have been subject to rapid change. We believe that the competitive factors in the rapid diagnostic market include convenience, price and product performance as well as the distribution, advertising, promotion and brand name recognition of the marketer. Our success will depend on our ability to remain abreast of technological advances, to introduce technologically advanced products, and to attract and retain experienced technical personnel, who are in great demand. The majority of diagnostic tests used by physicians and other healthcare providers are performed by independent clinical reference laboratories. We expect that these laboratories will continue to compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for our products, we will be required to demonstrate that our products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratory procedures. This will require physicians to change their established means of having these tests performed.

        Many of our current and prospective competitors, including several large pharmaceutical and diversified healthcare companies, have substantially greater financial, marketing and other resources than we have. Our competition, including estimated market share of competitive products is as follows: Beckman Coulter Primary Care and SA Scientific, representing 18% and 11% of the market, respectively, for Pregnancy tests; Becton Dickinson and Beckman Coulter Primary Care, representing 19% and 10% of the market, respectively, for Group A Strep; Becton Dickinson and Thermo Biostar Inc. representing 50% and 9% of the market, respectively, for Influenza; and Roche Holding LTD., Basel and Bayer Group, representing 73% and 23% of the market, respectively for Urinalysis. In November 1999, Abbott Laboratories ceased manufacturing certain diagnostic products in its primary manufacturing facility in conjunction with a consent decree from the FDA. Currently we are not aware of a date at which Abbott Laboratories may re-enter the market. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our current or future products, or that would render our technologies and products obsolete. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, many competitors have made substantial investments in competing technologies, and may be more effective than our technologies, or may prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or in international markets.

Human Resources

        As of December 31, 2001, we had 336 employees, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Risk Factors

Our operating results may fluctuate as a result of factors that are outside our control, and this could have a negative effect on the price of our common stock.

        Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. The market price of our common stock has fluctuated substantially in the past. Between December 31, 2000 and December 31, 2001, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $2.88 to a high of $8.50. We expect the market price of our common stock to continue to experience significant fluctuations in the future in response to a variety of factors, including fluctuation in our operating results.

        Net sales grew in fiscal 2001 over fiscal 2000 to approximately $72.4 million from approximately $68.4 million. We had net income in fiscal 2001 of $3.9 million before provision for income taxes, versus a net loss of $4.8 million before benefit from income taxes and certain nonrecurring items in fiscal 2000. The increase in 2001 is primarily due to the increased sales volume in higher margin products, an increase in other income of approximately $2.0 million, along with a decrease of approximately $2.0 million in total costs and expenses from 2000. We may not continue our revenue growth or continue to achieve profitability. Operating results may continue to fluctuate, in a given quarter or annual period, or from prior periods as a result of a number of factors, many of which are outside of our control.

        Other factors that are beyond our control and that could affect our operating results in the future include:

  •
  seasonal fluctuations in our sales of Group A Strep and Influenza tests, which are generally highest in fall and winter, thus resulting in generally lower operating results in the second and third calendar quarter and higher operating results in the first and fourth calendar quarters;

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

Our operating results may also fluctuate as a result of factors that we do control, such as efforts in introducing new products or developing new markets. We may have to expend considerable resources in order to pursue these steps, and this could have a negative effect on our profits.

        We must change the mix of products we sell from time to time. For example, while we do not believe that we currently have major products that are nearing the end of their life cycle, we may in the future be required to replace aging products. We also attempt to focus on products with relatively higher margins. The development, manufacture and sale of our diagnostic products require a significant investment of resources. We may incur increased operating expenses as a result of our increased investment in sales and marketing activities, manufacturing scale-up and new product development associated with our efforts to:

  •
  expand our business line;

  •
  expand the LTF technology platform menu of analytes;

  •
  develop products with higher margins internally, or in collaborations with the external pharmaceutical community; and

  •
  expand our business geographically.

        The funds for these projects have in the past come primarily from our business operations and a working capital line of credit. If our business slows and we become less profitable, and as a result have less money available to fund research and development, we will have to decide at that time which programs to cut, and by how much. This decision will be based on a number of factors, including the amount of the funding shortfall, how promising a particular project appears to be, and how close the project is to being commercially available. Our operations will be adversely affected if our net sales and gross profits do not correspondingly increase, or if our product development efforts are unsuccessful or delayed. Development of new markets also requires a substantial investment of resources, such as new employees, offices and manufacturing facilities, and, if adequate financial, personnel, equipment or real estate resources are not available, we may be required to delay or scale back market developments.

Unexpected significant increases in demand for our products could require us to spend considerable resources to meet the demand, or harm our customer relationships if we are unable to meet demand.

        If we experience unexpected significant increases in the demand for our products, we may be required to expend additional capital resources to meet these demands. These capital resources could involve the cost of new machinery, or even the cost of new manufacturing facilities. This would increase our capital costs, which could affect our earnings. If we are unable to develop necessary manufacturing capabilities, our net sales could be adversely affected. Failure to cost-effectively increase production volumes, if required, or lower than anticipated yields or production problems encountered as a result of changes that we may make in our manufacturing processes to meet increased demand, could result in shipment delays as well as increased manufacturing costs, which could also have a material adverse effect on our net sales.

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

        Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 54% of our net sales for the year ended December 31, 2001. While we believe our relationship with our distributors is good, the loss of a major distributor may have an adverse effect on our net sales. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, many distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

We may not achieve market acceptance of our products among physicians and other healthcare providers, and this will have a negative effect on future sales growth.

        A large part of our business is based on the sale of rapid POC diagnostic tests that physicians and other healthcare providers can administer in their own facilities without sending samples to laboratories. Thus, clinical reference laboratories and hospital-based laboratories are significant competitors for our products, and provide many of the diagnostic tests used by physicians and other healthcare providers. Our estimated market share in fiscal 2001 for some of our key products was 57%

in pregnancy, 46% in Group A Strep and 36% for Influenza tests. Our future sales depend on, among other matters, capture of sales from these laboratories by achieving market acceptance from physicians and other healthcare providers. If we do not capture sales at the levels we have budgeted for, our net sales may not grow as much as we hope and the costs we have incurred will be disproportionate to our sales levels. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other healthcare providers may resist changing their established source for these tests.

Intense competition with other manufacturers of POC diagnostic products may reduce our sales.

        In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. We have a large number of multinational and regional competitors making investments in competing technologies, including several large pharmaceutical and diversified healthcare companies. These competitors include Abbott Laboratories, Beckman Coulter Primary Care and Becton Dickinson. In November 1999, Abbott Laboratories ceased manufacturing certain diagnostic products in its primary manufacturing facility in conjunction with a consent decree from the FDA. Currently we are not aware of a date at which Abbott Laboratories may re-enter the market. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective than ours, or are cheaper, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

To remain competitive, we must continue to develop or obtain proprietary technology rights; otherwise, other companies may increase their market share by selling products that compete with our products.

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

        We have a license agreement with Becton Dickinson related to our Pregnancy and Group A Strep products, which products account for 35% and 26% of our net sales during our fiscal year ended December 31, 2001, respectively. The license agreement expires in 2004. Our ability to obtain patents and licenses, and their benefits, are uncertain. We have 190 issued patents and approximately 70 applications are pending. Our patents have expiration dates from 2002 to 2019. There are no patents that are expiring in the near term which we consider material to our business. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. Further, we have patents issued in Canada, Germany, France, United Kingdom, Italy, Spain, Australia, Belgium, Korea, Norway, Lithuania, the Netherlands, Austria, Switzerland, Sweden and South Africa. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested, and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms.

We may be involved in intellectual property infringement disputes which are costly and could limit our ability to use some technologies in the future.

        There are a large number of patents and patent applications in our product areas, and we believe, based on experience and published reports, that litigation in our industry regarding patent and other intellectual property rights is prevalent and will continue. We are not currently involved in any litigation in this area, but our involvement in litigation to determine rights in proprietary technology could adversely affect our net sales because:

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

        The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The FDA regulates all of our products except our veterinary products, which are regulated by the U.S. Department of Agriculture. Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products. However, complying with laws and regulations of these regulatory agencies can be a lengthy, expensive and uncertain process making the timing and costs of approvals difficult to predict. Our net sales would be negatively affected by delays in the receipt of or failure to receive approvals or clearances, the loss of previously received approvals or clearances or the placement of limits on the use of the products.

We are subject to numerous government regulations in addition to FDA regulation and compliance with changes could increase our expenses.

        In addition to the FDA and other regulations described previously, numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances impact our business operations. If these laws change, are amended, or are added to, the costs of compliance with these laws could substantially increase our costs. While we believe that we currently comply with these laws, compliance with any future modifications of these laws or laws regulating the manufacture and marketing of our products could result in substantial costs and loss of sales or customers. Because of the number and extent of the laws and regulations affecting our industry, and the number of governmental agencies whose actions could affect our operations, it is impossible to reliably predict the full nature and impact of future legislation or regulatory developments relating to our industry. We do not estimate that we will have material capital expenditures for environmental control facilities for the remainder of our current fiscal year or the succeeding fiscal year. To the extent the costs and procedures associated with meeting new requirements are substantial, our business and results of operations could be adversely affected.

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

        We sell many of our products to physicians and other healthcare providers. They will not use our products if they do not get reimbursed for the cost by their patients' healthcare insurers or payors, such as Blue Cross, Blue Shield, Medicare, or other public or private healthcare programs. Our net sales could be adversely affected by changes in reimbursement policies of these governmental or private healthcare payors. In the U.S., healthcare providers such as hospitals and physicians that purchase diagnostic products generally rely on third-party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services, including our products. Given the efforts to control and reduce healthcare costs in the U.S. in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may reduce the demand for our products or our ability to sell our products on a profitable basis.

If we are not able to manage our growth strategy, and if we experience difficulties integrating acquired companies or technologies after the acquisition, our earnings may be adversely affected.

        During 1999 and 2000, we acquired three businesses, Litmus, Metra and the urine test strip business from Dade. Our business strategy contemplates further increased growth in the number of employees, the scope of operating and financial systems and the geographic area of our operations, including further expansion outside the United States, as new products are developed and commercialized. We may experience difficulties integrating our own operations with those of companies or technologies that we have acquired or we may acquire, and as a result we may not realize our anticipated benefits and cost savings within our expected time frame, or at all. Because we do not have a large executive staff, future growth may also divert management's attention from other aspects of our business, and will place a strain on existing management, as well as on our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and our net sales and gross profits could be adversely affected.

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

        We maintain insurance that we believe is appropriate to protect us against the kinds of insurable risks, such as product liability claims or business interruptions, that companies of our size and companies in our industry typically insure against. However, there is a risk that claims may be made against us for types of damages, or for amounts of damages, that are not covered by our insurance. For example, there is a risk of product liability claims arising from our testing, manufacturing and marketing of medical diagnostic devices, both those currently being marketed as well as those under development. We currently have a product liability policy providing coverage up to $10 million, and our claims to date have not been material. However, it is possible that potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, if we are held liable, our existing insurance may not be renewed at the same cost and level of coverage as presently in effect, or may not be renewed at all. If we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, whether arising out of product liability matters or from some other matter, that claim could have a material negative effect on our results of operations.

We face risks relating to our international sales and foreign operations, including the risk of currency fluctuations, which could increase our costs or stifle our growth opportunities.

        Our products are sold internationally, primarily to customers in Japan and Western Europe, including Germany, Italy and Poland. Sales to foreign customers accounted for 26%, 25% and 21% of our net sales for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively, and are expected to continue to account for a significant percentage of our net sales. For example, our business strategy calls for the launch on a worldwide basis of our Influenza test. In December 2001, we began manufacturing our urinalysis products in Marburg, Germany. Any delays or problems encountered in the integration of this process could result in shipment delays and increased manufacturing costs and could have a material adverse effect on our results of operations. International sales and manufacturing operations are subject to inherent risks which could increase our costs and stifle our growth opportunities. These risks include:

  •
  exposure to currency exchange fluctuations, such as the 6% drop in the value of the German and Italian currencies against the U.S. dollar during fiscal 2001;

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

  •
  potentially adverse tax consequences.

        Even that portion of our international sales which is negotiated for and paid in U.S. dollars is subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products and our anticipated foreign operations, as could changes in the general economic conditions in those markets. In fiscal 2001, for example, the value of the German and Italian currencies dropped 6% against the U.S. dollar. To date, we have not reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, however, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. In January 1999, a new currency called the "Euro" was introduced in certain Economic Monetary Union countries ("EMU Countries"). During 2002, EMU Countries are expected to be operating with the Euro as their single currency. Uncertainty exists as to the effects the Euro will have on the marketplace, and the final rules and regulations have not yet been finalized by the European Commission with regard to the Euro. We are still assessing the impact of the Euro on our internal systems and the sale of our products. As of yet, we have not seen any unusual costs associated with the use of the Euro, but we continue to monitor its impact on our operations. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations. Although we do not currently hedge against exchange rate fluctuations, any measures we take to hedge against exchange rate fluctuations may not adequately protect us from their potential harm.

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

        California has recently experienced an energy crisis that could have disrupted our operations and significantly increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently have a backup generator with limited capacity. We have no alternate source of power in the event of a blackout, and our current insurance does not provide coverage for any damages that we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Furthermore, our utility expenses have increased substantially and could continue to be negatively impacted by the California energy crisis.

Future sales by existing stockholders could depress the market price of our common stock and make it more difficult for us to sell stock in the future.

        Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our securities and impair our ability to complete equity financings. We currently have outstanding the following shares of common stock:

  •
  Approximately 25.5 million shares of common stock that have been issued in registered offerings and are freely tradable in the public markets.

  •
  Approximately 3.2 million shares of common stock currently eligible for resale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended.

  •
  In addition, approximately 5.0 million shares of common stock are issuable upon exercise of stock options outstanding as of December 31, 2001 under our various stock option plans at a weighted average exercise price of $4.33 per share.

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

        We are unable to estimate the number of shares of common stock that may actually be resold in the public market since this will depend on the market price for the common stock, the individual circumstances of the sellers and other factors. We also have a number of institutional stockholders that own significant blocks of our common stock. If these stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected.

Item 2.    Properties

        Our executive, administrative, manufacturing and research and development operation is located in San Diego, California. We lease a 73,000 square-foot facility used primarily for manufacturing and research and development, and also lease an approximately 17,000 square-foot administrative facility in San Diego, California. For our European operations, we lease approximately 1,000 square feet in both Milan, Italy and Heidelberg, Germany, which are both sales and support centers, and the lease terms expire in 2004 and 2002, respectively. We lease approximately 2,000 square feet in both Marburg and Sterzhausen, Germany, for manufacturing and storage, respectively, of our urinalysis products, which expire in 2006 and 2003, respectively. We lease approximately 24,000 square feet of manufacturing, laboratory and office space in Santa Clara, California. This facility is occupied under an operating lease that expires in 2009.

        We believe that our facilities are adequate for our current and planned level of business, and we do not anticipate any material difficulty in renewing any of our leases as they expire or securing replacement facilities, in each case on commercially reasonable terms.

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

        We are involved in litigation matters from time to time in the ordinary course of business. Management believes that any and all such actions, in the aggregate, will not have a material adverse effect on us. We also maintain insurance, including coverage for product liability claims, in amounts which management believes appropriate given the nature of our business.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Item I-A.    Executive Officers of Quidel Corporation

        Information with respect to executive officers is included on pages 23-24 of this Form 10-K. The information required by item 405 of Regulation S-K is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," contained in our Proxy Statement to be filed with the Securities and Exchange Commission. The names, ages and positions of all executive officers as of December 31, 2001, are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the Board of Directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on the officer's ability or integrity.

        S. Wayne Kay, 51, became President and Chief Executive Officer in August 2001. Mr. Kay was the Company's President and Chief Operating Officer from January 2001 through August 2001. Mr. Kay previously was employed by Neoforma.com, a provider of business-to-business e-commerce services to purchasers and sellers of medical products, supplies and equipment, where he served as Senior Vice President beginning December 13, 1999. From 1994 to 1999, Mr. Kay served as President and CEO of the Health Industry Distributors Association. Mr. Kay also served as President and CEO of Enzymatics, Inc. from 1989 to 1994. Additionally, Mr. Kay worked at SmithKline Beecham from 1973 through 1989, where he became President of SmithKline Diagnostics. Mr. Kay is also a Director of Med-Ecom, Inc. Mr. Kay received his B.S. in Business Administration from the University of San Francisco and his M.B.A. from Pepperdine University.

        André de Bruin, 56, became our Executive Chairman of the Board in August 2001. Mr. de Bruin was Vice Chairman of the Board and Chief Executive Officer through August 2001. Mr. de Bruin was appointed President and Chief Executive Officer of Quidel on June 9, 1998 and served as President until January 1, 2001, when S. Wayne Kay was employed by Quidel as President and Chief Operating Officer. Mr. de Bruin was a part-time employee of Quidel from June 23, 1997 until June 9, 1998 and was Vice Chairman of the Board. Prior to joining us, Mr. de Bruin was President and Chief Executive Officer of Somatogen, Inc. ("Somatogen"), a publicly held biopharmaceutical company, since July 1994. He was elected Chairman of the Board of Somatogen in January 1996. Baxter International, Inc. acquired Somatogen in May 1998. Prior to joining Somatogen, Mr. de Bruin was Chairman, President and Chief Executive Officer of Boehringer Mannheim Corporation, a U.S. subsidiary of Corange Ltd., a private, global healthcare corporation. He held that position since 1989. Mr. de Bruin serves on the Board of Directors of Diametrics Medical, Inc., a public company that manufactures and markets proprietary critical care blood and tissue analysis systems, and Metabolex, Inc., a privately held company founded to develop therapeutics for diabetes and related metabolic diseases. He has been involved in the global healthcare industry for more than 30 years in pharmaceuticals, devices and diagnostics. Mr. de Bruin received his Bachelors degree in Economics and Finance, and his Bachelors (Honors) degree in Business Administration from the University of Potchefstroom, South Africa.

        Paul E. Landers, 54, is Vice President and Chief Financial Officer. Mr. Landers joined us September 4, 2001. Mr. Landers has more than 30 years experience in finance, business operations and strategic management and most recently was Chief Financial Officer and Director of International Isotopes Inc., a public contract manufacturer of radiopharmaceuticals and radiochemicals for industrial and healthcare applications from 2000 to 2001. Previously, Mr. Landers was Chief Financial Officer of Aavid Thermalloy LLC, a leading provider of thermal management solutions from 1994 to 2000. Mr. Landers received his B.A. from the University of Massachusetts and his M.B.A. from Boston College.

        Mark E. Paiz, 40, is Senior Vice President, Information Technology and Supply Chain Management. From August 1999 to March 2001, Mr. Paiz was Senior Vice President, Product Development and Supply Operations. From June 1998 to August 1999, Mr. Paiz was Vice President, Operations. Mr. Paiz joined Quidel in December 1997 as Senior Director, Manufacturing. Mr. Paiz has seventeen years experience in manufacturing, quality assurance and product development. From 1995 to 1997, Mr. Paiz served as Director of Research and Development and Project Manager at Medtronic Interventional Vascular, responsible for the development and manufacture of catheter and coronary stent delivery devices. From 1992 to 1995, he served as a manager at Hybritech, Inc. with various responsibilities including quality engineering, materials management, supplier development and inspection. Mr. Paiz received his B.S. degree in Engineering from the University of Colorado and his M.B.A. from West Coast University.

        John D. Tamerius, Ph.D., 56, is Vice President and General Manager, Northern California Operations. From August 1998 to August 1999, Dr. Tamerius was Vice President, Research & Development. Dr. Tamerius joined us in August 1989 as Vice President of Clinical and Regulatory Affairs. In 1994, Dr. Tamerius assumed responsibility as Vice President of our Clinical Laboratory Business (including research and development, manufacturing and sales). Dr. Tamerius received his M.S. and Ph.D. degrees in Microbiology and Immunology from the University of Washington.

        Linda M. Tanner, 50, is Senior Vice President, International Operations. Ms. Tanner joined us in August of 1999. Ms. Tanner has over 20 years of experience in sales and marketing management in the medical diagnostics industry. From 1995 to 1999, Ms. Tanner served as a Director of Global Marketing, and later as Vice President of Global Marketing and Support Services, for Nichols Institute Diagnostic. From 1985 to 1995, Ms. Tanner was a Director of Corporate Accounts for Boehringer Mannheim Corporation. Ms. Tanner received her degree in Medical Technology from Macomb College.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK PRICE RANGE

        Our common stock is traded on the Nasdaq National Market System under the symbol "QDEL." The following table sets forth the range of high and low closing prices for the our common stock for the periods indicated since January 1, 2000.

Quarter Ended	Low	High
December 31, 2000	$3.75	$7.25
September 30, 2000	4.09	7.38
June 30, 2000	4.81	8.50
March 31, 2000	5.13	11.00
December 31, 2001	3.75	8.50
September 30, 2001	3.50	5.80
June 30, 2001	2.88	5.32
March 31, 2001	3.13	5.88

        We have 950,000 warrants that are traded on the Nasdaq National Market System under the symbol "QDELW." These warrants were issued in April 1992 and expire April 30, 2002. We currently do not expect to extend the expiration date of these warrants. The common stock underlying the warrants was registered on August 21, 2000. The following table sets forth the range of high and low closing prices for our warrants for the periods indicated since January 1, 2000.

Quarter Ended	Low	High
December 31, 2000	$1.00	$2.63
September 30, 2000	1.03	2.50
June 30, 2000	1.63	3.63
March 31, 2000	2.38	6.59
December 31, 2001	0.77	1.80
September 30, 2001	0.75	1.40
June 30, 2001	0.63	1.44
March 31, 2001	0.75	2.00

        No cash dividends have been paid on the common stock during 2001, and we do not anticipate paying any dividends in the foreseeable future. As of December 31, 2001, we had 894 common stockholders of record and 667 warrantholders of record.

        On October 30, 2000, we entered into an Agreement and Plan of Merger ("Merger Agreement") with Litmus, pursuant to which Litmus Acquisition Corp., our wholly owned subsidiary, would merge into Litmus with the result that Litmus would become our wholly owned subsidiary. Under the Merger Agreement, each holder of outstanding options, warrants, preferred stock and common stock of Litmus became entitled to receive shares of our common stock. The merger was completed on December 8, 2000, after which date we became obligated to issue a total of approximately 3.2 million shares of our common stock to the former holders of options, warrants, preferred stock and common stock of Litmus. The issuance of the shares of our common stock to former shareholders, warrantholders and optionholders of Litmus was accomplished as a private placement pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. We registered these shares for resale in September 2001.

Item 6.    Selected consolidated financial data

        The following table presents selected financial data of Quidel Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Consolidated statements of operations

	Year ended December 31,			Nine months ended December 31,		Year ended March 31,
	2001	2000(3)(4)	1999(1)(2)	1999(1)(2)	1998	1999	1998
			(unaudited)		(unaudited)
(in thousands, except per share data)
REVENUES
Net sales	$72,419	$68,351	$52,204	$38,934	$33,893	$47,163	$45,721
Research contracts, license fees and royalty income	1,636	1,048	4,315	3,307	3,325	4,333	3,758

Total revenues	74,055	69,399	56,519	42,241	37,218	51,496	49,479

COSTS AND EXPENSES
Cost of sales	35,271	36,503	27,059	19,959	19,006	26,106	24,248
Research and development	6,203	7,046	7,070	5,267	4,181	5,984	6,910
Sales and marketing	14,801	16,341	14,390	11,555	6,866	9,701	10,625
General and administrative	9,690	8,845	6,024	4,462	4,553	6,115	5,107
Restructuring	550	—	—	—	440	440	3,058
Acquired in-process research and development	—	2,300	820	820	—	—	—
Amortization of intangibles	4,365	1,981	755	632	1,835	1,958	1,030

Total costs and expenses	70,880	73,016	56,118	42,695	36,881	50,304	50,978

Operating earnings (loss)	3,175	(3,617)	401	(454)	337	1,192	(1,499)

OTHER INCOME (EXPENSE)
Other income	1,994	86	536	368	358	526	474
Interest and other expense	(1,314)	(1,247)	(744)	(559)	(139)	(324)	(496)

Total other income (expense)	680	(1,161)	(208)	(191)	219	202	(22)

Earnings (loss) before benefit (provision) for income taxes; extraordinary item; and cumulative effect of change in accounting principle	3,855	(4,778)	193	(645)	556	1,394	(1,521)
Benefit (provision) for income taxes	(3,002)	—	6,575	—	(308)	6,267	2,631

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle	853	(4,778)	6,768	(645)	248	7,661	1,110
Extraordinary item, early extinguishment of debt	—	—	(891)	(891)	—	—	—

Earnings (loss) before cumulative effect of change in accounting principle	853	(4,778)	5,877	(1,536)	248	7,661	1,110
Cumulative effect of change in accounting principle	—	(1,068)	—	—	—	—	—

Net earnings (loss)	$853	$(5,846)	$5,877	$(1,536)	$248	$7,661	$1,110

Unaudited pro forma net earnings (loss) for effect of change in accounting principle	$853	$(5,846)	$5,858	$(1,855)	$47	$7,731	$1,002

Basic and diluted earnings (loss) per share on earnings (loss) before extraordinary item and cumulative effect change in accounting principle	$0.03	$(0.19)	$0.28	$(0.03)	$0.01	$0.32	$0.05

Basic and diluted loss per share for extraordinary item	$—	$—	$(0.03)	$(0.03)	$—	$—	$—

Basic and diluted loss per share for cumulative effect of change in accounting principle	$—	$(0.04)	$—	$—	$—	$—	$—

Basic earnings (loss) per share	$0.03	$(0.23)	$0.25	$(0.06)	$0.01	$0.32	$0.05

Diluted earnings (loss) per share	$0.03	$(0.23)	$0.24	$(0.06)	$0.01	$0.32	$0.05

Shares used in basic per share calculation	28,287	24,882	23,841	23,853	23,768	23,782	23,649

Shares used in diluted per share calculation	29,282	24,882	24,167	23,853	23,794	23,804	23,857

Balance Sheet Data

	December 31,			March 31,
(in thousands)
	2001	2000	1999	1999	1998
Cash and cash equivalents	$3,396	$1,901	$4,672	$6,622	$9,720
Working capital	$17,790	$10,024	$12,483	$16,546	$16,790
Total assets	$82,393	$82,032	$68,040	$52,606	$47,782
Long-term obligations	$10,654	$10,729	$11,429	$2,828	$3,002
Stockholders' equity	$60,409	$58,307	$43,755	$44,705	$36,889
Common shares outstanding	28,682	28,069	24,029	23,822	23,749

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

Future Uncertainties

        This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. This discussion should be read in conjunction with "A Warning About Forward-looking Statements" on page 3 of this Annual Report.

Overview

        We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1984. The product base and technology platforms have expanded through internal development and acquisitions of other products and technologies. Our primary product areas are currently pregnancy and ovulation, infectious disease, autoimmune diseases, osteoporosis and urinalysis. We discover, develop, manufacture and market rapid diagnostic products for POC detection. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions. Products are sold worldwide to professionals for use in the physician's office and clinical laboratories, and to consumers through organizations that provide private label, store brand products.

        During 1998, we implemented a new strategic plan. This plan included provisions for improving the financial performance of the existing operations, capitalizing on licensing and acquisition opportunities, and seeking additional collaborations with pharmaceutical and other healthcare companies. As part of our growth strategy, in July 1999 we acquired Metra, a leader in the diagnosis and management of metabolic bone diseases and disorders. In December 1999, we acquired a POC urine test strip business from Dade. In December 2000, we acquired Litmus, an In Vitro diagnostics company that has an innovative and proprietary technology platform and unique products for women's health.

Acquisitions

        We accounted for each of our acquisitions as a purchase, and as a result, our consolidated statements of operations include the operating results of the acquired businesses from their respective dates of acquisition.

        In 2000, we acquired all of the capital stock of Litmus for $17.3 million, based upon the issuance of approximately 3.2 million shares our common stock, valued at $5.375 per share. Of the 3.2 million shares, 763,486 shares were subject to an escrow agreement for certain representations and warranties, as defined in the Merger Agreement. Of these escrowed shares, 32,580 have been released to us, due to a cash payment to a third-party made on behalf of Litmus for financial advisory fees, and thus 730,906 shares remain in escrow. In addition, we paid a $1.0 million license fee to a preferred shareholder of Litmus for the co-exclusive right to sell Litmus products in the U.S. We incurred approximately $2.1 million in acquisition related costs in 2000 and an additional $0.1 million in 2001.

        In 1999, we also acquired the assets of Dade's urine test strip business for $5.6 million. Of that amount, $4.8 million was paid in 1999, $0.5 million was paid in December 2000 and $0.3 million was paid in December 2001. In addition to the purchase price for the assets, we agreed to pay Dade a royalty on the combined global sales of Rapignost for five years after the closing, up to a maximum of $3 million. As of December 31, 2001, we have accrued approximately $0.2 million for royalties on the sale of urine test strips. The funds used to complete the purchase came from the our existing bank line of credit. The acquired assets include: Dade's inventory of Rapignost urine test strips, product manufacturing equipment, information and know-how, trademarks, vendor and customer contracts, distributor agreements, and assignments of certain license agreements. Dade continued to manufacture urine test strips for us through November 2001 on a contract basis, and starting in December 2001, we began manufacturing these products ourselves in Marburg, Germany.

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

        The transaction was deemed a financing transaction under Statement of Financial Accounting Standards No. 98 "Accounting for Sales of Real Estate." As such, the assets sold remain on our records and will continue to be depreciated over the estimated useful life. We recorded $11.3 million as the present value of the net lease payments during the nine months ended December 31, 1999 as a capital lease obligation.

Product Announcements

        In May 2001, we received 510(k) clearance from the FDA for the Company's QuickVue® Dipstick Strep A test. This new test is our first dipstick-style Strep A test and adds to our existing portfolio of Strep A tests, which includes the QuickVue® In-Line® Strep A test, the QuickVue® Flex Strep A test, and the CARDS® Q.S.® Strep A test. The QuickVue Dipstick Strep A test is intended for use as an aid in the diagnosis of Group A Strep infection, a common bacterial infection associated with "strep throat." In July 2001, the FDA granted a CLIA waiver, allowing a broader base of approximately 100,000 physicians access to the use of the test.

        In October 2001, we launched our QuickVue® Influenza test in Japan. This test was granted a CLIA waiver in October of 2000. The test also launched in the United Kingdom, Germany and Italy in 2000.

Change in Fiscal Year End

        During October 1999, we changed our fiscal year from a March 31 fiscal year-end to a December 31 fiscal year-end.

ISO Certification

        In December 2000, our San Diego facility became ISO 9001 certified for our quality management systems. These systems contribute to ensuring that the development, manufacture and supply of products and services are consistent, reliable and valuable in meeting the quality demands of customers. ISO 9001 certification is officially recognized by European and North American authorities and is accepted worldwide, and is expected to become a requirement for doing business in the European Union in the future. Our Santa Clara facility was ISO 9001 certified prior to our acquisition of Litmus.

Enterprise Computing System

        During 1999, we implemented a sophisticated enterprise resource planning computerized operating system. With this new system, the operations of the business have become more efficient due to the streamlining of processes and procedures in manufacturing, planning and financial reporting, many of which previously were performed manually. The information from this system assists management with day-to-day operating decisions.

Management

        In August 2001, we announced that S.Wayne Kay, who was hired on January 1, 2001 as President and Chief Operating Officer, would become President and Chief Executive Officer. André de Bruin, our previous President and Chief Executive Officer, became Executive Chairman of the Board of Directors. Also, in September 2001, we announced that Paul E. Landers was hired as Vice President and Chief Financial Officer.

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

        We changed our method of accounting for product sales and certain milestone payments under joint development agreements. In an effort to ensure compliance with SAB 101, we reviewed our product sales to ensure that the risks and rewards of ownership passed to our customers. As a result, we recorded a cumulative adjustment of $0.3 million related to ensuring the conformity with SAB 101. Also, we changed our accounting for certain milestone payments under joint development agreements to not recognize revenue until the collection of the payment is reasonably assured. Our milestone payments are considered to be payments received for the accomplishment of a discrete, substantive event. The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met since substantive effort was required to achieve the milestone, the amount of the milestone payment appears reasonable, commensurate with the effort expended and collection of the payment is reasonably assured. As a result, in conjunction with a contract in which an $0.8 million payment was considered uncertain due to our concerns regarding the ability to complete the contract to its specifications, the $0.8 million has not been reflected in the accompanying consolidated financial statements.

Results of Operations

        The following table sets forth for the periods indicated certain consolidated statements of operations data expressed as a percentage of revenues:

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Year ended December 31,			Nine months ended December 31,
	2001	2000	1999	1999	1998
			(unaudited)		(unaudited)
REVENUES
Net sales	97.8%	98.5%	92.4%	92.2%	91.1%
Research contracts, license fees and royalty income	2.2	1.5	7.6	7.8	8.9

Total revenues	100.0	100.0	100.0	100.0	100.0

COSTS AND EXPENSES
Cost of sales	47.6	52.6	47.9	47.3	51.1
Research and development	8.4	10.2	12.5	12.5	11.2
Sales and marketing	20.0	23.5	25.5	27.4	18.4
General and administrative	13.1	12.7	10.7	10.6	12.2
Restructuring	0.7	—	—	—	1.2
Acquired in-process research and development	—	3.3	1.5	1.9	—
Amortization of intangibles	5.9	2.9	1.3	1.5	4.9

Total costs and expenses	95.7	105.2	99.4	101.2	99.0

Operating earnings (loss)	4.3	(5.2)	0.7	(1.1)	0.9

OTHER INCOME (EXPENSE)
Other income	2.7	0.1	0.9	0.9	1.0
Interest and other expense	(1.8)	(1.8)	(1.3)	(1.3)	(0.4)

Total other income (expense)	0.9	(1.7)	(0.4)	(0.4)	0.6

Earnings (loss) before benefit (provision) for income taxes; extraordinary item; and cumulative effect of change in accounting principle	5.2	(6.9)	0.3	(1.5)	1.5
Benefit (provision) for income taxes	(4.1)	—	11.6	—	(0.8)

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle	1.1	(6.9)	11.9	(1.5)	0.7
Extraordinary item, early extinguishment of debt	—	—	(1.6)	(2.1)	—

Earnings (loss) before cumulative effect of change in accounting principle	1.1	(6.9)	10.3	(3.6)	0.7
Cumulative effect of change in accounting principle	—	(1.5)	—	—	—

Net earnings (loss)	1.1%	(8.4)%	10.3%	(3.6)%	0.7%

Unaudited pro forma net earnings (loss) for effect of change in accounting principle	1.1%	(8.4)%	10.3%	(4.4)%	0.1%

Net Sales

        Net sales increased 6% to $72.4 million for the year ended December 31, 2001 from $68.4 million for same period in 2000. The increase was primarily due to an increase in demand for our core products and new products recently launched. Our core products, primarily pregnancy and Group A Strep tests increased approximately $1.7 million and new product sales from influenza A/B products increased approximately $6.3 million for the year ended December 31, 2001 from the year ended December 31, 2000. These increases were offset by a decrease in bone markers, urinalysis, ovulation, and veterinary products in the amounts of $1.0 million, $0.9 million, $0.8 million and $0.4 million, respectively.

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

Research Contracts, License Fees and Royalty Income

        Research contracts, license fees and royalty income increased to $1.6 million for the year ended December 31, 2001 from $1.0 million for the year ended December 31, 2000. The increase was principally related to royalties received on our patented technology utilized by a third-party.

        Research contracts, license fees and royalty income decreased to $1.0 million for the twelve months ended December 31, 2000 from $4.3 million for the same period in 1999. The decrease was principally related to declines in amounts earned in 2000, compared to 1999, due to the completion of a multi-year rapid diagnostic test development program for influenza A/B.

        For the nine months ended 1999 and 1998, research contracts were approximately $1.8 million and $3.1 million, respectively; license income was approximately $1.1 million and $0.2 million, respectively; and royalty income was $0.4 million and $0, respectively. For the nine months ended December 31, 1999 and 1998, contract research and development income was principally related to funding provided by Glaxo for two separate multi-year, joint development agreements for a rapid, POC influenza A/B diagnostic test, which commenced in March 1996, and two rapid, POC tests to detect HSV, which commenced in October 1997. License fee income for the nine months ended December 31, 1999 also included a $1 million milestone payment Metra earned from Sumitomo Pharmaceuticals Co., Ltd., due to the Metra metabolic bone markers becoming eligible for reimbursement in Japan.

Cost of Sales and Gross Profit from Net Sales

        Gross profit from net sales increased to $37.1 million for the year ended December 31, 2001 from $31.8 million for the year ended December 31, 2000. Gross profit from net sales as a percentage of net sales increased to 51% for the year ended December 31, 2001 from 47% for the year ended December 31, 2000. The increase was primarily due to manufacturing efficiencies from increased sales volume as well as product mix changes from sales of higher margin products, such as influenza A/B.

        Gross profit from net sales increased to $31.8 million for the twelve months ended December 31, 2000 from $25.1 million for the same period in 1999. Gross profit from net sales as a percentage of net sales decreased to 47% for the twelve months ended December 31, 2000 from 48% for the same period in 1999. The dollar increase was primarily due to overall sales growth partially offset by an inventory write down of approximately $0.5 million in the twelve months ended December 31, 2000.

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

Research and Development Expense

        Research and development expense decreased to $6.2 million for the year ended December 31, 2001 from $7.0 million for the year ended December 31, 2000. Research and development expense as a percentage of net sales decreased to 9% for the year ended December 31, 2001 from 10% for the year ended December 31, 2000. The decreases are primarily attributable to a decrease in clinical trials in 2001 and costs associated with the development of HSV in 2000. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

        Research and development expense decreased to $7.0 million for the twelve months ended December 31, 2000 from $7.1 million for the same period in 1999. Research and development expense as a percentage of net sales decreased to 10% for the twelve months ended December 31, 2000 from 14% for the same period in 1999. The percentage decrease is primarily attributable to an increase in net sales.

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

Sales and Marketing Expense

        Sales and marketing decreased to $14.8 million for the year ended December 31, 2001 from $16.3 million for the year ended December 31, 2000. Sales and marketing expense as a percentage of net sales decreased to 20% for the year ended December 31, 2001 from 24% for the year ended December 31, 2000. The decreases are primarily due to costs associated with the launch of the urinalysis product and the contract sales force employed to assist with the launch of the influenza A/B products during 2000.

        Sales and marketing increased to $16.3 million for the twelve months ended December 31, 2000 from $14.4 million for the same period in 1999. Sales and marketing expense as a percentage of net sales decreased to 24% for the twelve months ended December 31, 2000 from 28% for the same period in 1999. The dollar increase was primarily due to increased investment in sales and marketing infrastructure, costs associated with the launch of the urinalysis product and the contract sales force employed to assist with the launch of the influenza A/B products.

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

General and Administrative Expense

        General and administrative expense increased to $9.7 million for the years ended December 31, 2001 from $8.8 million for the year ended December 31, 2000. General and administrative expense as a percentage of net sales remained constant at 13% for the years ended December 31, 2001 and 2000. The dollar increase was primarily related to costs associated with corporate mergers and acquisition activity.

        General and administrative expense increased to $8.8 million for the twelve months ended December 31, 2000 from $6.0 million for the same period in 1999. General and administrative expense as a percentage of net sales increased to 13% for the twelve months ended December 31, 2000 from 12% for the same period in 1999. The increases were primarily headcount and related infrastructure charges as follows: information technology $0.7 million, business development and human resources at $0.3 million each, investor relations, accounting and finance, recruiting fees, outside consulting fees and insurance at $0.2 million each.

        General and administrative expense decreased to 12% of net sales for the nine months ended December 31, 1999 as compared to 13% for the same period in 1998 primarily as a result of decreased outside consulting costs.

Restructuring

        In the first quarter of 2001, we implemented an expense reduction plan (the "Reduction Plan"). The Reduction Plan included a workforce reduction of approximately 15 employees and closure of our facilities in the United Kingdom. In the first quarter of 2001, we incurred a restructuring charge of approximately $0.6 million related to the Reduction Plan. The significant components of the Reduction Plan were $0.4 million for employee severance costs and $0.2 million in closing costs related to the United Kingdom facility. The Reduction Plan was completed as of the end of the first quarter March 31, 2001 and no amounts are accrued as of December 31, 2001.

Acquired In-Process Research and Development

        In connection with our acquisitions of Litmus in December 2000 and Metra in July 1999, we acquired research and development projects that had not reached technical feasibility and had no probable alternative future uses. The amounts allocated to purchased in-process research and development for the acquisitions were based on independent third-party valuations, and were expensed as of the date of the acquisitions. Purchased in-process research and development expense related to our acquisitions of Litmus and Metra was $2.3 million and $0.8 million for the year ended December 31, 2000 and the nine months ended December 31, 1999, respectively.

Amortization of Intangibles

        Amortization of intangibles increased to $4.4 million for the year ended December 31, 2001 from $2.0 million for the year ended December 31, 2000. This increase was due to an increase in intangible assets related to the acquisition of Litmus in December 2000.

        Amortization of intangibles increased to $2.0 million for the twelve months ended December 31, 2000 from $0.8 million for the same period in 1999. This increase was due to an increase in intangible assets related to the acquisition of Litmus in December 2000, and a full twelve months of amortization related to the acquisitions of Metra, and the Dade urine test strip business during the twelve months ended December 31, 2000 compared to a partial period of amortization during the twelve months ended December 31, 1999.

        Amortization of intangibles decreased to $0.6 million for the nine months ended December 31, 1999 from $1.8 million for the nine months ended December 31, 1998. This decrease was primarily due to there being a large number of fully amortized patents during the nine months ended December 31, 1999 compared to the same period in 1998.

Other Income

        Other income increased to $2.0 million for the year ended December 31, 2001 from $0.1 million for the year ended December 31, 2000. This increase is due to a gain of $1.7 million related to recovery of business interruption insurance proceeds on a freezer malfunction in May of 2001, along with $0.1 million gain on disposal of assets during the year. The $1.7 million gain is net of $4.1 million of insurance proceeds, offset by a $1.1 million loss for damaged inventory and $1.3 million for certain business remedies. The amounts in 2000 primarily related to interest income generated on our average cash balances.

        Other income decreased to $0.1 million for the twelve months ended December 31, 2000 from $0.5 million for the same period in 1999. This decrease was primarily due to the decrease in average cash balance in 2000 as compared to 1999 related to the acquisition of Litmus, Metra and Dade's urine test strip business as well as the purchase of manufacturing and other equipment.

        Other income remained constant at $0.4 million for both the nine months ended December 31, 1999 and 1998. This balance related to our average cash positions remaining constant from period to period.

Interest and Other Expense

        Interest and other expense increased to $1.3 million for the year ended December 31, 2001 from $1.2 million for the year ended December 31, 2000. This increase is primarily due to the increase in our average revolving line of credit balance in 2001 related to the acquisition of Litmus in 2000 which was partially offset by a lower average interest rate in 2001.

        Interest expense increased to $1.2 million for the twelve months ended December 31, 2000 from $0.7 million for the same period in 1999. This increase was primarily due to the increase in our average revolving line of credit balance in 2000 as compared to 1999 related to the acquisitions of Litmus in 2000 and Metra and Dade's urine test strip business in 1999.

        Interest expense increased to $0.6 million for the nine months ended December 31, 1999 from $0.1 million for the same period in 1998. This increase was primarily due to the increase in our average revolving line of credit balance in 1999 as compared to 1998 related to the acquisitions of Metra and Dade's urine test strip business during 1999.

Income Taxes

        There was a deferred tax provision of $3.0 million for the year ended December 31, 2001. No income tax provision or benefit was recorded during the year ended December 31, 2000 or the nine months ended December 31, 1999.

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

Liquidity and Capital Resources

        Our principal sources of liquidity have historically been cash flow from operations and borrowings under our line of credit and, in 1999, the sale leaseback of our San Diego facility. Cash flow from operations and borrowings under our line of credit are expected to continue to be our primary sources of liquidity. Our principal requirements for cash have been repayment of borrowings under our line of credit and capital expenditures.

        At December 31, 2001, we had cash and cash equivalents of approximately $3.4 million compared to $1.9 million at December 31, 2000. The increase in cash and cash equivalents as of December 31, 2001 was principally due to our net earnings in 2001.

        Cash provided by operating activities was $5.9 million for the year ended December 31, 2001 and $1.8 million for the year ended December 31, 2000 and consisted of funding our net income or working capital, as applicable, less non-cash amortization and depreciation of $8.1 million in 2001 and $6.5 million in 2000, write-offs of acquired in-process research and development of $2.3 million in 2000, an increase in receivables of $3.6 million in 2001 as compared to an increase of $1.4 million in 2000, an increase in inventories of $1.0 million in 2001 compared to a decrease of $0.9 million in 2000, a decrease in accounts payable of $0.4 million in 2001 compared to an increase of $0.5 million in 2000, a decrease in accrued payroll and related expenses of $0.4 million in 2001 compared to an increase of $0.2 million in 2000 and decreases in other accrued liabilities of $1.0 million in 2001 and $2.6 million in 2000. Cash used for investing activities was $5.0 million for 2001 and $5.4 million for 2000. In 2001, the amount consisted primarily of $5.7 million used in connection with the purchase of property and equipment, offset by proceeds of $0.6 million from the sale of property and equipment. In 2000, the amount consisted primarily of cash used in connection with purchases of property and equipment of $3.2 million and the acquisition of Litmus of $2.1 million. Cash provided by financing activities was $1.1 million for 2001 and $0.9 million for 2000. In 2001, the amount consisted of proceeds from issuance of common stock of $1.8 million offset by repayments of debt of $0.7 million, while in 2000 the amount consisted of repayments of debt of $2.1 million offset by proceeds from issuance of common stock and warrants of $2.9 million.

        As of December 31, 2001, our outstanding indebtedness included $11.1 million under capital leases (primarily our San Diego facility) and $2.7 million of borrowing under a line of credit. Our line of credit provides for a maximum availability of $7.5 million, bore interest at 4.8% at December 31, 2001, matures in June 2002 and is secured by our inventory, accounts receivable and fixed assets. Subsequent to December 31, 2001, the line of credit was paid in full. This line of credit agreement contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. On February 7, 2002 we negotiated with the lender an amendment to the line of credit agreement which retroactively modified the capital expenditures covenant, and thus as of December 31, 2001, we were in compliance with all covenants.

        We plan approximately $4.1 million in capital expenditures during the next twelve months. The primary purpose for our capital expenditures is manufacturing equipment, facilities improvements and information technology. We plan to fund these capital expenditures with cash flow from operations and borrowings under our existing credit facility. We have no material commitments with respect to such planned expenditures as of the date of this filing.

        We also intend to continue evaluation of acquisition and technology licensing candidates. As such, we may need to incur additional debt, or sell additional equity, to successfully complete these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on the current cash position and the current assessment of future operating results, we believe that our existing sources of liquidity will be adequate to meet operating needs during the next twelve months.

        At December 31, 2000 and 2001, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        In January 1999, a new currency called the "Euro" was introduced in certain EMU Countries. During 2002, EMU Countries are expected to be operating with the Euro as their single currency. Uncertainty exists as to the effects the Euro will have on the marketplace, and the final rules and regulations have not yet been finalized by the European Commission with regard to the Euro. We are still assessing the impact of the Euro on our internal systems and the sale of our products. As of yet, we have not seen any unusual costs associated with the use of the Euro, but we continue to monitor its impact on our operations.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. While we have increased customer incentive programs during 2001, if market conditions were to decline, we may take actions to further increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We record revenues from product sales, net of related rebates and discounts at the time the sale is recognized. We recognize an allowance for pricing rebates based upon the estimated amounts of rebates that will be claimed by the customers. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. We also earn income for performing services under joint development agreements and licensing of technology. Milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met since substantive effort is required to achieve the milestone, the amount of the milestone payments appears reasonable, commensurate with the effort expended and collection of the payment is reasonably assured. Income from the grant of distribution rights is recorded when the event triggering payment to us has occurred as specified by the terms of the related license agreements and collectibility is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        We periodically assess the impairment of goodwill, intangible and other long-lived assets, which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

  •
  the asset's ability to continue to generate income from operations and positive cash flow in future periods;

  •
  any volatility or significant decline in our stock price and market capitalization compared to our net book value;

  •
  loss of legal ownership or title to the asset;

  •
  significant changes in our strategic business objectives and utilization of the asset(s); or

  •
  the impact of significant negative industry or economic trends

        If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

        In 2002, Statement of Financial Accounting Standards No. 142 (SFAS No. 142) "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize goodwill and indefinite-lived intangible assets. We expect that the elimination of goodwill and indefinite-lived amortization will have a positive impact on net income for the year ended December 31, 2002, of approximately $2.5 million. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002. We cannot assure you that at the time the review is completed a material impairment charge will not be recorded.

        We record a valuation allowance to reduce our deferred tax asset to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that it would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made.

Recent Accounting Pronouncements

        In June, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002. Upon adoption of SFAS 142, we will reclassify the net book value assigned to the assembled workforce intangible at December 31, 2001, which totaled approximately $0.1 million, to goodwill and then cease to amortize approximately $13.3 million of goodwill. We recorded approximately $2.5 million of amortization on these amounts in 2001. Based on the current values assigned to goodwill and assembled workforce, we expect the elimination of goodwill amortized will have positive impact on reported net earnings of approximately $2.5 million in 2002.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impacts of adoption of SFAS No. 144 and have not yet determined the impact of this statement on our financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

        The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will will vary as interest rates increase or decrease. Based on our market risk sensitive instruments outstanding at December 31, 2001 and 2000, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 14(a)(1).

Part III

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        There were none.

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2002. Information with respect to executive officers is included on pages 23-24 of this Form 10-K.

        The information required by Item 405 of Regulation S-K is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," contained in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2002.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from the information under the captions "Director Compensation" and "Executive Compensation" contained in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2002.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the information under the captions "Compensation Committee Interlocks and Insider Participation" and "Audit Committe" contained in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2002.

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as part of this Form 10-K:

(a)
(1) Financial Statements

        The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

Consolidated Financial Statements of Quidel Corporation

  (2)
  Financial Statement Schedules

        The following Financial Statement Schedule of Quidel Corporation for the years ended December 31, 2001 and 2000 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Quidel Corporation.

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

(b)
Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the year ended December 31, 2001.

(c)
Exhibits

  The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

(d)
Financial Statement. See Item 14(a) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUIDEL CORPORATION
Date: March 29, 2002	By	/s/ S. WAYNE KAY S. Wayne Kay President, Chief Executive Officer (Prinicipal Executive Officer) and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ANDRÉ DE BRUIN André de Bruin Chairman of the Board	/s/ PAUL E. LANDERS Paul E. Landers Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ RICHARD C. E. MORGAN Richard C. E. Morgan Director	/s/ JOHN D. DIEKMAN John D. Diekman Director
/s/ S. WAYNE KAY S. Wayne Kay President, Chief Executive Officer (Principal Executive Officer), and Director	/s/ THOMAS A. GLAZE Thomas A. Glaze Director
/s/ MARGARET G. MCGLYNN Margaret G. McGlynn Director	/s/ MARY LAKE POLAN Mary Lake Polan Director
/s/ FAYE WATTLETON Faye Wattleton Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quidel Corporation:

        We have audited the accompanying consolidated balance sheets of Quidel Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quidel Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

/s/ ARTHUR ANDERSEN LLP

San Diego, California
February 8, 2002

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value amounts)	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$3,396	$1,901
Accounts receivable, net	15,657	12,065
Inventories	9,145	8,438
Prepaid expenses and other current assets	922	616

Total current assets	29,120	23,020
Property, plant and equipment, net	22,652	20,541
Intangible assets, net	26,866	31,330
Deferred tax asset	2,684	5,707
Other assets	1,071	1,434

	$82,393	$82,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,008	$4,412
Accrued payroll and related expenses	987	1,434
Accrued royalties	1,870	1,054
Line of credit	2,650	3,200
Current portion of obligations under capital leases	424	469
Other current liabilities	1,391	2,427

Total current liabilities	11,330	12,996
Capital leases, net of current portion	10,654	10,729
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 50,000 shares authorized, 28,682 and 28,069 shares issued and outstanding at December 31, 2001 and 2000, respectively	30	28
Additional paid-in capital	139,578	137,768
Accumulated other comprehensive loss	(632)	(69)
Accumulated deficit	(78,567)	(79,420)

Total stockholders' equity	60,409	58,307

Total liabilities and stockholders' equity	$82,393	$82,032

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,			Nine months ended December 31,
(in thousands, except per share data)	2001	2000	1999	1999
			(unaudited)
REVENUES
Net sales	$72,419	$68,351	$52,204	$38,934
Research contracts, license fees and royalty income	1,636	1,048	4,315	3,307

Total revenues	74,055	69,399	56,519	42,241

COSTS AND EXPENSES
Cost of sales	35,271	36,503	27,059	19,959
Research and development	6,203	7,046	7,070	5,267
Sales and marketing	14,801	16,341	14,390	11,555
General and administrative	9,690	8,845	6,024	4,462
Restructuring	550	—	—	—
Acquired in-process research and development	—	2,300	820	820
Amortization of intangibles	4,365	1,981	755	632

Total costs and expenses	70,880	73,016	56,118	42,695

Operating earnings (loss)	3,175	(3,617)	401	(454)

OTHER INCOME (EXPENSE)
Other income	1,994	86	536	368
Interest and other expense	(1,314)	(1,247)	(744)	(559)

Total other income (expense)	680	(1,161)	(208)	(191)

Earnings (loss) before benefit (provision) for income taxes; extraordinary item; and cumulative effect of change in accounting principle	3,855	(4,778)	193	(645)
Benefit (provision) for income taxes	(3,002)	—	6,575	—

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle	853	(4,778)	6,768	(645)
Extraordinary item, early extinguishment of debt	—	—	(891)	(891)

Earnings (loss) before cumulative effect of change in accounting principle	853	(4,778)	5,877	(1,536)
Cumulative effect of change in accounting principle	—	(1,068)	—	—

Net earnings (loss)	$853	$(5,846)	$5,877	$(1,536)

Basic and diluted earnings (loss) per share on earnings (loss) before extraordinary item and cumulative effect change in accounting principle	$0.03	$(0.19)	$0.28	$(0.03)

Basic and diluted loss per share for extraordinary item	$—	$—	$(0.03)	$(0.03)

Basic and diluted loss per share for cumulative effect of change in accounting principle	$—	$(0.04)	$—	$—

Basic earnings (loss) per share	$0.03	$(0.23)	$0.25	$(0.06)

Diluted earnings (loss) per share	$0.03	$(0.23)	$0.24	$(0.06)

Shares used in basic per share calculation	28,287	24,882	23,841	23,853

Shares used in diluted per share calculation	29,282	24,882	24,167	23,853

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock
				Accumulated other comprehensive loss
			Additional paid-in capital		Accumulated deficit	Total stockholders' equity	Total comprehensive income (loss)
(in thousands)	Shares	Amount
Balance at March 31, 1999	23,822	$24	$116,720	$(1)	$(72,038)	$44,705	$7,674

Issuance of common stock for cash under stock option, stock warrant and stock purchase plans	207	—	666	—	—	666
Translation adjustment	—	—	—	(80)	—	(80)	$(80)
Net loss	—	—	—	—	(1,536)	(1,536)	(1,536)

Balance at December 31, 1999	24,029	24	117,386	(81)	(73,574)	43,755	$(1,616)

Issuance of common stock for cash under stock option, stock warrant and stock purchase plans, net of registration costs	778	1	2,906	—	—	2,907
Common stock issued for acquisition	3,217	3	17,290	—	—	17,293
Stock-based compensation related to stock options	45	—	186	—	—	186
Translation adjustment	—	—	—	12	—	12	$12
Net loss	—	—	—	—	(5,846)	(5,846)	(5,846)

Balance at December 31, 2000	28,069	28	137,768	(69)	(79,420)	58,307	$(5,834)

Issuance of common stock for cash under stock option, stock warrant and stock purchase plans	613	2	1,810	—	—	1,812
Translation adjustment	—	—	—	(563)	—	(563)	$(563)
Net earnings	—	—	—	—	853	853	853

Balance at December 31, 2001	28,682	$30	$139,578	$(632)	$(78,567)	$60,409	$290

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,			Nine months ended December 31,
(in thousands)	2001	2000	1999	1999
			(unaudited)
OPERATING ACTIVITIES
Net earnings (loss)	$853	$(5,846)	$5,877	$(1,536)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	8,149	6,530	4,349	3,535
(Gain) loss on disposal of assets	(134)	—	98	98
Other miscellaneous income	—	—	(162)	(162)
Acquired in-process research and development	—	2,300	820	820
Cumulative effect of change in accounting principle	—	1,068	—	—
Extraordinary loss	—	—	891	891
Stock-based compensation related to stock options	—	71	—	—
Deferred tax asset	3,023	—	(6,376)	—
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(3,592)	(2,468)	(418)	(635)
Other receivables	—	1,053	(898)	(898)
Inventories	(1,048)	889	(609)	(906)
Prepaid expenses and other current assets	(306)	(29)	879	910
Accounts payable	(404)	461	1,049	606
Accrued payroll and related expenses	(447)	237	(1,126)	(1,414)
Accrued royalties	816	156	165	229
Deferred contract research revenue	—	—	(1,473)	(592)
Other current liabilities	(1,036)	(2,616)	(883)	(175)

Net cash provided by operating activities	5,874	1,806	2,183	771

INVESTING ACTIVITIES
Acquisition of plant and equipment	(5,700)	(3,231)	(3,448)	(3,150)
Proceeds from sale of fixed assets	600	—	13	13
Increase in patents and other intangible assets	142	(137)	(709)	(181)
Acquisitions, net of cash acquired	—	(2,075)	(5,233)	(5,233)
Payment for purchase of assets from Dade Behring	—	—	(5,091)	(5,091)

Net cash used for investing activities	(4,958)	(5,443)	(14,468)	(13,642)

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,			Nine months ended December 31,
(in thousands)	2001	2000	1999	1999
			(unaudited)
FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	$1,812	$2,907	$738	$666
Payments on debt and obligations under capital leases	(120)	(784)	(3,512)	(3,464)
Proceeds from sale and leaseback of facility	—	—	11,250	11,250
Line of credit, net	(550)	(1,269)	3,769	3,769
Mortgage pre-payment fee	—	—	(891)	(891)
Payment of deferred financing costs	—	—	(329)	(329)

Net cash provided by financing activities	1,142	854	11,025	11,001

Effect of exchange rate changes on cash	(563)	12	(80)	(80)

Net increase (decrease) in cash and cash equivalents	1,495	(2,771)	(1,340)	(1,950)
Cash and cash equivalents at beginning of period	1,901	4,672	6,012	6,622

Cash and cash equivalents at end of period	$3,396	$1,901	$4,672	$4,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest	$1,195	$1,167	$1,203	$1,104

Cash paid during the year for income taxes	$—	$—	$278	$32

NON CASH INVESTING AND FINANCING ACTIVITIES
Note payable for purchase of Dade Behring assets	$—	$—	$(250)	$(250)
Assets acquired through acquisitions	—	1,009	7,133	7,133
Liabilities assumed through acquisitions	—	(3,026)	(6,176)	(6,176)
Goodwill acquired through acquisitions	—	13,603	3,150	3,150
In-process research and development acquired through acquisitions	—	2,300	820	820
Technology purchased through acquisitions	—	6,100	5,397	5,397
License fee	—	1,000	—	—
Favorable lease acquired through acquisition	—	1,700	—	—
Assembled work force acquired through acquisition	—	140	—	—
Deferred tax liability acquired through acquisition	—	(3,376)	—	—

Total acquisition, net	—	19,450	10,074	10,074
Less: Cash acquired	—	(82)	—	—
Common stock issued for acquisition	—	(17,293)	—	—

Acquisitions, net of cash acquired	$—	$2,075	$5,233	$5,233

Payment of purchase assets from Dade Behring	$—	$—	$4,841	$4,841

See accompanying notes.

QUIDEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION RELATING TO THE YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

Note 1.    Company Operations and Summary of Significant Accounting Policies

        Quidel Corporation (the "Company") commenced operations in 1979. The Company operates in one business segment which develops, manufactures and markets point-of-care ("POC") rapid diagnostics for detection of human medical conditions and illnesses. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions substantially focused on women's and family health. The Company's products are sold to professionals for use in the physician's office and clinical laboratories through a network of national and regional distributors, and to consumers through organizations that provide store brand products. In December 2000, the Company acquired all of the stock of Litmus Concepts, Inc. ("Litmus"). In July 1999, the Company acquired all of the stock of Metra Biosystems, Inc. ("Metra") and in December 1999, the Company acquired a urine test strip business from Dade Behring Marburg GmbH ("Dade").

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

        Accounts Receivable — The balance of accounts receivable is net of allowances of $1.6 million and $1.2 million at December 31, 2001 and 2000, respectively.

        Inventories — Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on an annual basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete stock is identified. Inventories consisted of the following at December 31:

(in thousands)	2001	2000
Raw materials	$2,588	$3,293
Work-in-process	1,549	2,053
Finished goods	5,008	3,092

	$9,145	$8,438

        Property Plant and Equipment — Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (3 to 15 years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and minor repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

        Property, plant and equipment consisted of the following at December 31:

(in thousands)	2001	2000
Equipment, furniture and fixtures	$29,147	$25,568
Building and improvements	15,476	15,722
Land	1,080	1,080

	45,703	42,370
Less: Accumulated depreciation and amortization	(23,051)	(21,829)

	$22,652	$20,541

        Intangible Assets — Intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful lives. The excess of cost over fair value of the net tangible assets purchased (goodwill) arose from the Company's acquisition of its wholly-owned subsidiaries Litmus and Metra and the purchase of technology from Litmus and Dade. The goodwill related to Litmus and Metra is being amortized over seven and five years, respectively, while the technology purchased from Litmus and Dade is being amortized over seven and ten years, respectively. Patent filing costs are capitalized and amortized upon the issuance of the related patent. License and favorable lease arrangements are being amortized over the terms of the related agreements. See Recent Accounting Pronouncements below.

        Intangible assets consisted of the following at December 31:

(in thousands)	Life	2001	2000
Goodwill	5 to 7 years	$16,416	$16,265
Purchased technology	7 to 10 years	11,536	11,536
License agreements	7 to 8 years	3,300	3,300
Patent and trademark costs	10 to 12 years	2,628	2,592
Favorable lease and other	3 to 9 years	1,840	1,840

		35,720	35,533
Less: Accumulated amortization		(8,854)	(4,203)

		$26,866	$31,330

        Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total book value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition are less that its carrying amount. An impairment loss is equal to the excess of the book value of an asset over its determined fair value. Through December 31, 2001, the Company has not experienced any such impairment. See Recent Accounting Pronouncements below.

        Revenue Recognition — The Company records revenues from product sales. These revenues are recorded net of related rebates and discounts at the time the sale is recognized. The Company recognizes an allowance for pricing rebates based upon the estimated amounts of rebates that will be claimed by the customers. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. The Company earns income for performing services under joint development agreements and licensing of technology. Milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met since substantive effort is required to achieve the milestone, the amount of the milestone payments appears reasonable, commensurate with the effort expended and collection of the payment is reasonably assured. The Company has not received up front payments under any existing contracts. Income from the grant of distribution rights is recorded when the event triggering payment to the Company has occurred as specified by the terms of the related distribution agreements and collectibility is reasonably assured. The Company has no continuing involvement in relation to the receipt of the payments and thus revenues are recognized upon end user sales of products using the Company's technology based upon the terms of the distribution agreements. Income earned under joint development agreements and from licensing and distribution activities are classified under revenues in the accompanying consolidated statements of operations. The costs associated with joint development agreements are recorded as research and development expense. In 2000, the Company changed its method of accounting for product sales and certain milestone payments under joint development agreements. See change in accounting principle below.

        Research and Development Costs — All research and development costs are charged to operations as incurred.

        Product Shipment Costs — Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

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

        Computation of Earnings (Loss) Per Share — Basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of net loss per share as their impact would be anti-dilutive.

        The following table reconciles the weighted average shares used in computing basic and diluted earnings (loss) per share in the respective periods:

	Year ended December 31,			Nine months ended December 31,
(in thousands)	2001	2000	1999	1999
			(unaudited)
Shares used in basic earnings (loss) per share (weighted average common shares outstanding)	28,287	24,882	23,841	23,853
Effect of dilutive stock options and warrants	995	—	326	—

Shares used in diluted earnings (loss) per share calculation	29,282	24,882	24,167	23,853

        Comprehensive Income (Loss) — The Company has implemented Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accordingly, in addition to reporting net earnings (loss), the Company has displayed the impact of any foreign currency translation adjustments as a component of comprehensive income (loss) and has displayed an amount representing total comprehensive income (loss). The Company has presented the required information in the consolidated statements of stockholders' equity.

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

        Reclassification — Certain amounts from the prior year have been reclassified to conform to the December 31, 2001 financial statement presentation.

        Change in Accounting Principle — The Company changed its accounting policies to implement the effects of the SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" which resulted in a cumulative effect of a change in accounting principle of $1.1 million during fiscal year 2000. The Company implemented SAB 101 in the fourth quarter of 2000 by restating its first three quarters of 2000 (see Note 11).

        The Company changed its method of accounting for product sales and certain milestone payments under joint development agreements. In an effort to ensure compliance with SAB 101, the Company reviewed its product sales to ensure that the risks and rewards of ownership passed to its customers. As a result, the Company recorded a cumulative adjustment of $0.3 million related to ensuring the conformity with SAB 101. Also, the Company changed its accounting for certain milestone payments under joint development agreements to not recognize revenue until the collection of the payment is reasonably assured. The Company's milestone payments are considered to be payments received for the accomplishment of a discrete, substantive event. The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met since substantive effort was required to achieve the milestone, the amount of the milestone payment appears reasonable, commensurate with the effort expended and collection of the payment is reasonably assured. As a result, in conjunction with a contract in which an $0.8 million payment was considered uncertain due to the Company's concern of not being able to complete the contract within the contract specifications, the $0.8 million has not been reflected in the consolidated financial statements.

        Insurance Proceeds — In May 2001, the Company experienced damage to its facility and certain inventory in San Diego, California, as a result of a malfunction of the central circuitry of one of its warehouse freezers. As a result, certain specialized reagents used in the Company's inventory, valued at approximately $1.1 million were damaged, and the Company experienced an interruption of some of its operations. In August 2001, the Company received $4.1 million dollars in insurance proceeds in connection with this event. Among other items, the insurance proceeds were used to replace the damaged inventory of $1.1 million and for certain business interruption remedies of $1.3 million. The remaining $1.7 million of proceeds is included in "other income" in the accompanying 2001 consolidated statement of operations.

        Restructuring — In the first quarter of 2001, the Company implemented an expense reduction plan (the "Reduction Plan"). The Reduction Plan included a workforce reduction of approximately 15 employees and closure of our facilities in the United Kingdom. In the first quarter of 2001, the Company incurred a restructuring charge of approximately $0.6 million related to the Reduction Plan. The significant components of the Reduction Plan were $0.4 million for employee severance costs and $0.2 million in closing costs related to the United Kingdom facility. The Reduction Plan was completed as of the end of the first quarter March 31, 2001.

        Recent Accounting Pronouncements — In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002. Upon adoption of SFAS 142, we will reclassify the net book value assigned to the assembled workforce intangible at December 31, 2001, which totaled approximately $0.1 million, to goodwill and then cease to amortize approximately $13.3 million of goodwill. The Company recorded approximately $2.5 million of amortization on these amounts in 2001. Based on the current values assigned to goodwill and assembled workforce, we expect the elimination of goodwill amortization to have a positive impact on reported net earnings of approximately $2.5 million in 2002.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective January 1, 2002. The Company is currently assessing the impacts of SFAS No. 144 and have not yet determined the impact of this statement on its financial position and results of operations.

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

        Litmus Concepts, Inc. — On December 8, 2000, the Company acquired all of the capital stock of Litmus for $17.3 million, based upon the issuance of approximately 3.2 million shares of the Company's common stock, valued at $5.375 per share. Of the 3.2 million shares, 763,486 shares were subject to an escrow agreement for certain representations and warranties, as defined in the merger agreement. Of these escrowed shares, 32,580 have been released to us due to a cash payment to a third-party made on behalf of Litmus for financial advisory fees, and thus 730,906 shares remain in escrow. In connection with the acquisition, the Company incurred approximately $2.1 million in merger related costs. In addition, the Company paid a $1.0 million license fee to a preferred shareholder of Litmus, for the co-exclusive right to sell Litmus products in the U.S. Litmus develops and manufactures proprietary and patented point of care colorimetric diagnostic tests with diverse applications in the clinical sectors. Based upon a valuation by an independent third party, the purchase price was allocated as follows: $13.6 million to excess of cost over net assets acquired; $6.1 million to purchased technology and know how; $1.7 million to favorable lease; $1.0 million to existing machinery and equipment; $0.1 million to assembled workforce and $2.3 million to in-process research and development projects for projects that had not reached technological feasibility and had no alternative future uses and, thus, the amounts allocated to such projects were expensed as of the date of acquisition. The Company incurred an additional $0.1 million in acquisition related costs during 2001.

        The following unaudited information presents the pro forma results of operations of the Company, giving effect to certain adjustments including amortization of intangible assets acquired, as if the acquisition had taken place as of January 1, 1999. Net loss and basic and diluted loss per share amounts have been adjusted to exclude the acquired in-process research and development write-off of $2.3 million and to include purchased intangibles amortization of $3.2 million for the years ended

December 31, 2000 and 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made on such date, nor are they necessarily indicative of future results.

	Year ended December 31,
(in thousands, except per share data)	2000	1999
	(unaudited)
Net sales	$68,634	$52,624
Net loss	$(8,468)	$(644)
Basic and diluted loss per share	$(0.34)	$(0.02)

        Dade Behring Rapignost — In November 1999, the Company purchased the net assets of Dade's urine test strip business for $5.6 million and incurred additional costs of $0.1 million. Of the purchase price, $0.3 million, $0.5 million and $4.8 million were paid in December 2001, 2000 and 1999, respectively.

        The acquired assets included Dade's inventory of urine test strips and product manufacturing equipment, which were valued at $0.2 million and $0.1 million, respectively. The remaining purchase price of $5.4 million was allocated to purchased technology and is being amortized over 10 years.

        In addition to the aggregate purchase price for the assets, the Company agreed to pay Dade a royalty on the combined global sales of the urine test strips for five years after the closing, up to a maximum of $3.0 million. As of December 31, 2001 and 2000, the Company accrued approximately $0.2 million and $0.1 million, respectively, for royalties on the sale of urine test strips. These amounts are included in accrued royalties in the accompanying consolidated balance sheets as of December 31, 2001 and 2000. Dade manufactured the urine test strip for the Company until December 2001 on a contract basis.

        Metra Biosystems, Inc. — In July 1999, the Company acquired all the outstanding stock of Metra Biosystems, Inc. ("Metra") for $22.7 million in an all cash tender offer. The tender offer was financed from cash reserves, proceeds from a short-term bank loan and proceeds from a revolving line of credit. The short-term bank loan was repaid with the cash acquired from Metra. Metra's business activities consist of the diagnosis and detection of bone loss for the management of osteoporosis and other bone diseases. The total cost of the transaction to the Company was approximately $7.1 million, net of cash acquired from Metra of approximately $19.0 million. Based upon an independent third party appraisal, the Company allocated $0.8 million to in-process research and development and $3.1 million to goodwill. The goodwill is being amortized over five years, see Recent Accounting Pronouncements above. The in-process research and development was immediately expensed and included in the consolidated statements of operations for the nine months ended December 31, 1999.

Note 3.    Line of Credit

        As of December 31, 2001 and 2000, the Company had $2.7 million and $2.5 million, respectively, outstanding under a line of credit agreement (the "Agreement") with a financial institution. The Agreement provides for a maximum availability of $7.5 million, bears interest at the financial institution's reference rate (4.8% and 9.5% at December 31, 2001 and 2000, respectively), matures in June 2002 and is secured by inventory, accounts receivable and fixed assets of the Company. As of December 31, 2001, the Company had $4.8 million available to borrow under this line of credit. The weighted average interest rates as of December 31, 2001 and 2000 were 7.0% and 9.3%, respectively. In January 2002 the line was paid in full. This line of credit agreement contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. On February 7, 2002 the Company and the lender negotiated an amendment to the line of credit agreement which retroactively modified the capital expenditures covenant, and thus as of December 31, 2001, the Company was in compliance with all covenants.

        During 2000, in connection with the acquisition of Litmus, the Company had a $1.5 million line of credit with a financial institution, bearing interest at the prime rate plus 0.5% (10.0% at December 31, 2000) and was secured by collateral provided by certain former shareholders of Litmus. As of December 31, 2000, there was $0.7 million outstanding under this line of credit. This line of credit was paid in full in March 2001 at which time the line of credit was closed.

Note 4.    Income Taxes

        The Company's earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle was subject to taxes in the following jurisdictions for the following periods:

	Year ended December 31,		Nine months ended December 31,
(in thousands)	2001	2000	1999
Pre-tax earnings (loss):
United States	$3,366	$(1,443)	$(199)
Foreign	489	(3,335)	(446)

	$3,855	$(4,778)	$(645)

        Significant components of the benefit for income taxes attributable to continuing operations are as follows:

	Year ended December 31,		Nine months ended December 31,
(in thousands)	2001	2000	1999
Current:
Federal	$(21)	$—	$—
Foreign	—	—	—
State	—	—	—

Total current provision	(21)	—	—

Deferred:
Federal	2,570	—	—
State	453	—	—

Total deferred provision	$3,023	—	—

Provision for income taxes	$3,002	$—	$—

        Significant components of the Company's deferred tax assets as of December 31, 2001 and 2000 are shown below. Netted against the net deferred tax asset at December 31, 2001 and 2000, is the deferred tax liability associated with the purchase of Litmus in the amount of $2.7 million and $3.4 million, respectively. At December 31, 2001, the Company had tax loss carryforwards of $51.0 million. Approximately $50.0 million of the tax loss carryforwards are scheduled to expire through December 31, 2004 and the balance of the carryforwards will expire at various dates through 2021.

	December 31,
(in thousands)	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$16,757	$20,377
Tax credit carryforwards	83	718
Other, net	1,874	1,304

Total deferred tax assets	18,714	22,399
Valuation allowance for deferred tax assets	(13,316)	(13,316)

Deferred tax asset, net of valuation allowance	5,398	9,083
Deferred tax liability	(2,714)	(3,376)

Net deferred tax assets	$2,684	$5,707

        The Company also has acquired net operating losses in conjunction with certain of its acquisitions aggregating approximately $68.0 million.

        The Company's Federal net operating loss carryforwards which relate to the acquired companies will be subject to limitations under Internal Revenue Code Section 382.

        The Company also has federal investment tax, research and development and alternative minimum tax credit carryforwards of approximately $2.0 million and California research and development, manufacturers' investment and alternative minimum tax credit carryforwards of approximately $1.4 million which began to expire in 2001. The majority of these credits were acquired in conjunction with certain acquisitions described in Note 2.

        Management believes the Company will generate sufficient taxable income in the future and realize the deferred tax asset. Management will continue to assess the realization of the deferred tax asset, based on future operating results, and make adjustments to the valuation allowance as appropriate.

        The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:

	Year ended December 31,		Nine months ended December 31,
(in thousands)	2001	2000	1999
Tax at statutory tax rate	$1,311	$(1,987)	$(513)
Utilization of valuation allowance	—	—	—
Increase in valuation allowance	—	576	564
State taxes, net of federal benefit	202	(351)	(91)
Goodwill amortization	960	1,712	—
Other	529	50	40

	$3,002	$—	$—

Note 5.    Stockholders' Equity

        Preferred Stock    The Company's certificates of incorporation as amended, authorizes the issuance of up to 5 million preferred shares. The Board of Directors is authorized to fix the number of shares of any series of preferred stock, and to determine the designation of such shares. However, the amended certificate of incorporation specifies the initial series and the rights of that series. No shares of preferred stock were outstanding at December 31, 2001 and 2000.

        Common Stock Warrants    As of December 31, 1999, the Company had outstanding warrants to purchase shares of common stock as follows: 263,121 warrants at exercise prices ranging between $3.00 and $8.50 and 950,000 warrants at an exercise price of $7.50. During the year ended December 31, 2000, warrants to purchase 12,500 shares of common stock expired unexercised and warrants to purchase 250,621 shares of common stock were exercised, resulting in proceeds to the Company of approximately $1.2 million. The remaining warrants to purchase 950,000 shares of common stock at $7.50 per share remain outstanding as of December 31, 2001, and are publicly traded warrants under the QDELW symbol and expire April 30, 2002. On August 21, 2000, and the Company registered the common stock underlying the warrants to purchase 950,000 shares of the Company's common stock.

        Stockholder Rights Plan    The Board of Directors of the Company adopted a Stockholder Rights Plan, effective December 31, 1996 (the "Rights Plan") which provides for a dividend of one right (a "Right") to purchase fractions of shares of the Company's Series C Junior Participating Preferred Stock for each share of the Company's common stock. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit the holders (other than the 15% holder) to purchase the Company's common stock at a 50% discount upon payment of an exercise price of $24 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiror at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $.005 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. The Rights shall expire on December 30, 2006, unless earlier triggered, redeemed or exchanged.

        Stock Options    The Company has stock options outstanding which were issued under various stock option plans to certain employees, consultants and directors. The options have terms ranging up to ten years, have exercise prices ranging from $2.25 to $10.88, and generally vest over four years. All options are issued at 100% of fair market value at the time of grant.

        The Company provides for the grants of options to employees and non-employee directors under its 2001 Stock Incentive Plan and previously provided for option grants under the 1998 Stock Incentive Plan and the 1996 Non-Employee Directors Stock Option Plan. The 1998 and 1996 Plans were terminated at the time of adoption of 2001 Plan, but the terminated Plans continue to govern outstanding options granted thereunder.

        The following table summarizes option activity in terms of thousands of shares and the weighted average exercise per share:

	Year ended December 31
					Nine months ended December 31, 1999
	2001		2000
(in thousands except price data)	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	4,915	$4.03	4,722	$3.21	3,848	$3.34
Granted	1,274	4.79	1,318	6.39	1,577	3.09
Exercised	(576)	2.83	(504)	3.33	(49)	2.91
Cancelled	(621)	4.41	(621)	3.15	(654)	3.70

Outstanding at end of period	4,992	$4.33	4,915	$4.03	4,722	$3.21

        At December 31, 2001, there were 2,357,294 shares exercisable, with a weighted average remaining contractual life of 7.51 years. At December 31, 2001, 2,209,450 shares remained available for grant under the plans.

        The following table summarizes information as of December 31, 2001 concerning options outstanding:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life in Years
Range of Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 2.2500 - $ 2.9380	308,292	6.58	$2.5318	195,472	$2.6512
$ 2.9688 - $ 3.2500	1,493,795	6.48	$3.2469	1,112,063	$3.2484
$ 3.2812 - $ 3.6250	607,006	5.90	$3.4877	486,372	$3.5281
$ 3.7500 - $ 4.5000	681,792	8.23	$4.1954	156,268	$4.0993
$ 4.6250 - $ 5.0312	673,350	8.76	$4.9716	44,750	$4.7996
$ 5.0500 - $ 5.8125	587,962	9.04	$5.5558	115,560	$5.6606
$ 6.0000 - $ 6.8750	533,306	8.37	$6.7194	210,822	$6.7076
$ 6.9300 - $ 9.6875	102,675	8.55	$7.5751	34,457	$7.6597
$10.1250	500	8.18	$10.1250	218	$10.1250
$10.8750	3,000	8.19	$10.8750	1,312	$10.8750

$ 2.2500 - $10.8750	4,991,678	7.51	$4.3315	2,357,294	$3.8394

        The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the estimated market price of the underlying stock on the date of grant, no compensation has been recognized.

        The estimated weighted average fair value of options granted during the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999 was $4.79, $6.39 and $2.12, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively: risk-free interest rate of 4.6%, 6.2% and 6.3%; expected option life of 6.5, 5.8 and 5.6 years; expected volatility of 2.85, 3.16 and .78; and a dividend rate of zero for all three periods.

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

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as indicated below:

(in thousands, except per share data)	Year ended December 31, 2001	Year ended December 31, 2000	Nine months ended December 31, 1999
Net earnings (loss) — as reported	$853	$(5,846)	$(1,536)
Net loss — pro forma	(3,454)	(8,632)	(2,872)
Basic and diluted earnings (loss) per share — as reported	0.03	(0.23)	(0.06)
Basic and diluted loss per share — pro forma	(0.12)	(0.35)	(0.12)

        Employee Stock Purchase Plan    Under the Employee Stock Purchase Plan ("the Plan"), full-time employees are allowed to purchase common stock through payroll deductions (which cannot exceed 10% of the employee's compensation) at the lower of 85% of fair market value at the beginning or end of each six-month option period. As of December 31, 2001, 608,890 shares had been sold under the Plan, leaving 141,110 shares available for future issuance.

        At December 31, 2001, approximately 8.2 million shares of common stock were reserved for the exercise of stock options and warrants, and purchases under the Plan.

Note 6.    Commitments and Contingencies

        Leases    The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancellable leases at the end of 2001 are as follows:

	Operating Leases	Capital Leases
Years ending December 31,
2002	$868	$1,354
2003	852	1,347
2004	956	1,372
2005	1,129	1,398
2006	1,129	1,406
Thereafter	4,355	11,816

Total minimum lease payments	$9,289	$18,693

Less amount representing interest		(7,615)

Present value of capital lease payments		11,078
Less current portion		(424)

Long-term obligations under capital leases		$10,654

        At December 31, 2001, assets under capital leases included in property and equipment totaled $13.4 million with accumulated amortization of $3.9 million.

        Rent expense under operating leases totaled approximately $0.7 million, $0.3 million and $0.2 million for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively. In 2000, one of the facilities was being subleased and offset a portion of the rent paid. The sublease income was approximately $0.5 million for the year ended December 31, 2000.

        During December 1999, the Company completed a sale and leaseback transaction of one of its facilities. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. As a part of this transaction, the Company paid off the mortgage on the facility of approximately $3.0 million, and an extraordinary loss of $0.9 million was incurred in connection with the prepayment. The Company plans to lease the 73,000 square foot facility for fifteen years, with options to extend the lease for up to two additional five-year periods. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under SFAS No. 98 "Accounting for Sales of Real Estate." As such, the assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. The Company recorded $11.3 million as the present value of the net lease payments as a capital lease obligation.

        Contracts    During 1998 and 1997, the Company entered into joint development agreements with Glaxo Group, Ltd. ("Glaxo"). Under these agreements, specified costs related to the performance of research and development for certain diagnostic test products are reimbursed by Glaxo. The agreements provide for total funding up to approximately $12.1 million. The Company recorded revenues equal to approximately $1.8 million for the nine months ended December 31, 1999. In 1999, one of the joint development agreements was modified from a cost-plus contract to a milestone agreement. The Company recorded revenues of $0.1 million from these agreements during fiscal 2001. No revenues were recorded from these agreements during fiscal 2000. Through December 31, 2001, the Company has earned $7.4 million under these agreements. In exchange for the funding provided by Glaxo under these agreements, upon successful completion of the planned products, the Company will be required to pay royalties on sales of the developed products to Glaxo.

        The Company has entered into various licensing agreements which require royalty payments based on specified product sales. Royalty expenses which are charged to cost of sales under these licensing agreements totaled $4.8 million, $3.1 million and $1.9 million for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, respectively.

        Legal    In April 1992, the Company received a letter from the United States Environmental Protection Agency (the "EPA") notifying it that it was potentially responsible party for cleanup costs at a federal Superfund site, the Marco of Iota Drum Site (the "Marco Site"), near Iota, Louisiana. Documents gathered in response to such letter indicate that the Company sent a small amount of hazardous waste to facilities in Illinois. It is possible that subsequently such waste could have been transshipped to the Marco Site. The EPA letter indicates that a similar notice regarding the Marco Site was sent by the EPA to over 500 other parties. At this time, it is not known how much, if any, of the Company's waste may have reached the Marco Site, the total volume of waste at the Marco Site or the likely site remediation costs. There is, as in the case of most environmental-litigation, the theoretical possibility of joint and several liability being imposed upon the Company for damages that may be awarded. Management does not believe the ultimate outcome of this matter will result in a material adverse impact to the Company's financial position or results of its operations.

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

Note 7.    Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the United States totaled 26%, 25%, 22% (unaudited) and 21% of net sales for the years ended December 31, 2001, 2000 and 1999 and for the nine months ended December 31, 1999, respectively. As of December 31, 2001 and 2000, balances due from foreign customers were $6.4 million and $4.7 million, respectively.

        The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Year ended December 31,			Nine months ended December 31,
	2001	2000	1999	1999
			(unaudited)
Customer:
A	23%	15%	—	—
B	12%	12%	10%	—

        As of December 31, 2001 and 2000, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $7.0 million and $4.4 million, respectively.

        For the years ended December 31, 2001 and 2000, the Company recorded net sales from domestic and foreign customers. The following presents net sales for the years ended December 31, 2001, 2000 and 1999 and for the nine months ended December 31, 1999 and long-lived assets as of December 31, 2001 and 2000 by geographic territory:

			Net Sales
	Long-lived Assets
						Nine months ended December 31,
	December 31,		Year ended December 31,
	2001	2000	2001	2000	1999	1999
					(unaudited)
United States Operations
Domestic	$22,458	$20,374	$53,631	$51,495	$40,531	$30,566
Foreign	—	—	12,548	8,691	7,952	4,401
Foreign operations	194	167	6,240	8,165	3,721	3,967

Total	$22,652	$20,541	$72,419	$68,351	$52,204	$38,934

        Consolidated net sales are as follows:

	Year ended December 31,
				Nine months ended December 31, 1999
	2001	2000	1999
			(Unaudited)
Pregnancy	$25,019	$24,504	$20,791	$15,286
Group A Strep	18,601	17,382	13,793	9,266
Influenza	8,101	1,769	586	586
Metabolic bone markers	5,115	5,957	3,526	3,526
H. Pylori	4,255	4,056	4,295	3,441
Chlamydia and mononucleosis	2,564	2,120	2,309	1,858
Urinalysis	2,424	3,113	325	325
Ovulation prediction	1,043	1,853	2,508	1,898
QUS-2	651	792	216	216
Other products	4,646	6,805	3,855	2,532

	$72,419	$68,351	$52,204	$38,934

Note 8.    Employee Benefit Plan

        The Company has a defined contribution 401(k) plan (the "Plan") covering all employees who are eligible to join the Plan upon employment. Employees may contribute up to 20% of their compensation per year (subject to a maximum limit by federal law). The Company contributed approximately $0.2 million to the Plan during the years ended December 31, 2001 and 2000, and $0.1 million for the nine months ended December 31, 1999.

Note 9.    Related—Party Transactions

        In August 2001, the Company and its Executive Chairman of the Board entered into an employment agreement. During 2001, the Company made payments of approximately $0.1 million related to this agreement. These payments related to consulting services.

        During 2001 and 2000, the Company made payments to a shareholder of approximately $0.1 million. These payments related to legal advisory and consulting services.

        During 2001, 2000 and 1999, the Company made payments to a company in which an owner is a shareholder of and is on the Board of Directors of the Company. During 2001, no material amounts were paid to this related party. In 2000, these payments consisted of $0.5 million in success fees in connection with the acquisition of Litmus and $0.1 million for financial advisory services. In 1999, the Company paid $0.5 million for financial advisory services to this same related party.

        In connection with the acquisition of Litmus in December 2000, the Company leases a facility from a partnership, a partner of which was a prior shareholder of Litmus and is now a shareholder of the Company. The lease is for nine years with total future rental payments of approximately $8.5 million, of which $0.4 million was paid in 2001. No amounts were paid in 2000 and 1999.

        The Company completed a sales leaseback transaction with a related party in December 1999. The Company paid $1.2 million during both the years ended December 31, 2001 and 2000. There were no payments made during the nine months ended December 31, 1999.

Note 10.    Becton Dickinson License Agreement

        In June 1997, the Company entered into a license agreement with Becton Dickinson in exchange for a cash license fee, a royalty on net sales of certain of its pregnancy and ovulation products, and a license of the Company's Q-Laboratory technology back to Becton Dickinson (with a royalty on future net sales). The license fee paid of $2.3 million was capitalized and is being amortized over 7.5 years, the term of the agreement. Royalty expense applicable to this agreement totaled approximately $3.3 million and $2.7 million for the years ended December 31, 2001 and 2000, respectively, and approximately $1.7 million for the nine months ended December 31, 1999.

Note 11.    Quarterly Financial Information (unaudited)

(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2001
Revenues	$19,942	$15,992	$16,568	$21,553	$74,055
Gross profit	10,550	7,340	8,045	11,213	37,148
Net income (loss)	417	(867)	(75)	1,378	853
Earnings (loss) per common share basic and diluted	$0.01	$(0.03)	$—	$0.05	$0.03
2000
Revenues	$21,978	$16,908	$11,802	$18,711	$69,399
Gross profit	11,150	8,483	4,190	8,025	31,848
Net loss	(143)	(61)	(3,861)	(1,781)	(5,846)
Loss per common share basic and diluted	$(0.01)	$—	$(0.15)	$(0.07)	$(0.23)

SCHEDULE II

QUIDEL CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Descripton	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
Year ended December 31, 2001:
Allowance for doubtful accounts (1)	$1,200	1,984	—	1,584	$1,600
Year ended December 31, 2000:
Allowance for doubtful accounts (2)	$1,600	6,784	—	7,184	$1,200
Nine months ended December 31, 1999:
Allowance for doubtful accounts (3)	$600	2,801	—	1,801	$1,600

(1)
Represents provisions primarily related to allowances for volume discounts and contract pricing rebates, which are reductions to sales, and to a lesser extent sales returns, cash discounts and bad debts. For the year ended December 31, 2001, $0.8 million, $0.5 million, $0.5 million, and $0.1 million were charged to volume discounts, contract pricing rebates, cash discounts and sales returns, respectively.

(2)
Represents provisions primarily related to allowances for contract pricing rebates, which are reductions to sales, and to a lesser extent sales returns, cash discounts and bad debts. For the year ended December 31, 2000, $5.8 million, $0.6 million and $0.4 million were charged to contract pricing rebates, sales returns and cash discounts, respectively.

(3)
The Company changed its fiscal year end during 1999 from March 31 to December 31, accordingly, this represents the period from April 1, 1999 to December 31, 1999.

EXHIBIT INDEX

Exhibit Number
2.1	Agreement and Plan of Merger, as amended, dated as of October 30, 2000, among Litmus Concepts, Inc., Quidel Corporation and Litmus Acquisition Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on December 22, 2000.)
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1991.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated November 8, 2000.)
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
10.6	Assumption Agreement dated January 31, 1991. (Incorporated by reference to Exhibit 10.52.1 to the Registrant's Form 8-K dated February 26, 1991.)
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
10.12	(1)*	Amended Employment and Stock Option Agreement effective August 13, 2001 between the Registrant and André de Bruin.
10.13	(1)*	Employment agreement effective January 1, 2001 between the Registrant and S. Wayne Kay.
10.14	(1)*	Stock option agreement effective January 1, 2001 between the Registrant and S. Wayne Kay.
10.15	(1)*	Amended employment agreement effective August 13, 2001 between the Registrant and S. Wayne Kay.
10.16	(1)*	Stock option agreement effective August 13, 2001 between the Registrant and S. Wayne Kay.
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
10.22		Form of Asset Sale Agreement — Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.23		Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.24		Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.25		Form of Indemnification Agreement — Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.)

21.1	Subsidiaries of the Registrant.
23.1*	Consent of Arthur Andersen LLP, Independent Public Accountants.
99.1*	Confirmation of Receipt of Representations from Arthur Andersen LLP.

*
Filed Herewith

(1)
Indicates a management plan or compensatory plan or arrangement.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein)
  Part I
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
  Item 8. Financial Statements and Supplementary Data
Part III
  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
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
EXHIBIT INDEX