Form 10-Q
period 2002-03-31
QUIDEL CORP /DE/
filed 2002-05-14
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of April 30, 2002, 28,790,552 shares of common stock were outstanding.

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2002

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,653	$3,396
Accounts receivable, net	14,727	15,657
Inventories	7,947	9,145
Prepaid expenses and other current assets	1,345	922

Total current assets	27,672	29,120
Property and equipment, net	22,733	22,652
Intangible assets, net	26,326	26,866
Deferred tax asset	1,581	2,684
Other assets	1,158	1,071

Total assets	$79,470	$82,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,113	$4,008
Accrued payroll and related expenses	1,418	987
Line of credit	—	2,650
Current portion of obligations under capital leases	409	424
Other accrued liabilities	2,678	3,261

Total current liabilities	6,618	11,330
Capital leases, net of current portion	10,541	10,654
Stockholders' equity:
Common stock	30	30
Additional paid-in capital	139,991	139,578
Accumulated other comprehensive loss	(752)	(632)
Accumulated deficit	(76,958)	(78,567)

Total stockholders' equity	62,311	60,409

Total liabilities and stockholders' equity	$79,470	$82,393

See accompanying notes to condensed consolidated financial statements.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended March 31,
	2002	2001
REVENUES
Net sales	$20,766	$19,544
Research contracts, license fees and royalty income	446	398

Total revenues	21,212	19,942

COSTS AND EXPENSES
Cost of sales	9,981	8,994
Research and development	1,559	1,533
Sales and marketing	4,038	4,102
General and administrative	2,292	2,221
Restructuring charge	—	550
Amortization of intangibles	491	1,103

Total costs and expenses	18,361	18,503

Earnings from operations	2,851	1,439
OTHER INCOME (EXPENSE)
Interest expense	(245)	(337)
Interest income	2	11
Other	104	(11)

Total other expense	(139)	(337)

Earnings before provision for income taxes	2,712	1,102
Provision for income taxes	1,103	685

Net earnings	$1,609	$417

Basic earnings per share	$0.06	$0.01

Diluted earnings per share	$0.05	$0.01

Weighted shares used in basic earnings per share calculation	28,754	28,124

Weighted shares used in diluted earnings per share calculation	30,133	29,038

See accompanying notes to condensed consolidated financial statements.

QUIDEL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2002	2001
OPERATING ACTIVITIES:
Net cash provided by operating activities	$3,852	$2,096
INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,014)	(1,177)
Other	(96)	8

Net cash used for investing activities	(1,110)	(1,169)
FINANCING ACTIVITIES:
Line of credit, net	(2,650)	800
Payments on obligations under capital leases	(128)	(137)
Net proceeds from issuance of common stock and warrants	413	219

Net cash provided by (used for) financing activities	(2,365)	882
Effect of exchange rate fluctuations on cash and cash equivalents	(120)	(483)

Net increase in cash and cash equivalents	257	1,326
Cash and cash equivalents, beginning of period	3,396	1,901

Cash and cash equivalents, end of period	$3,653	$3,227

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$254	$271

Cash paid during the period for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

Quidel Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note l. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Quidel Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2. Comprehensive Income (Loss)

        The components of comprehensive income (loss) are as follows (in thousands, unaudited):

	Three months ended March 31,
	2002	2001
Net earnings	$1,609	$417
Foreign currency translation adjustment	(120)	(483)

Comprehensive income (loss)	$1,489	$(66)

Note 3. Computation of Earnings Per Share

        Basic earnings per share was computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options and warrants. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants.

Note 4. Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)
Raw materials	$2,560	$2,588
Work-in-process	1,437	1,549
Finished goods	3,950	5,008

	$7,947	$9,145

Note 5. Stockholders' Equity

        During the three months ended March 31, 2002, 91,108 shares of common stock were issued due to the exercise of common stock options and 16,586 shares of common stock were issued in connection with the employee stock purchase plan, resulting in proceeds to the Company of approximately $0.4 million (unaudited). The company had approximately $1.0 million of warrants outstanding as of March 31, 2002. These warrants expired April 30, 2002.

Note 6. Accounting Changes

        In June 2001, the Financial Accounting Standards Board "FASB" issued Statement No. 141 "SFAS No. 141," "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 are to be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002.

        Effective January 1, 2002, the Company has adopted SFAS No. 142. With this adoption, we have reclassified the net book value assigned to the assembled workforce intangible at December 31, 2001 to goodwill, which totaled approximately $0.1 million, and then ceased to amortize approximately $13.3 million of goodwill. Based on the current values assigned to goodwill and assembled workforce, the elimination of goodwill amortization had a positive impact on reported net earnings of approximately $0.6 million for the three months ended March 31, 2002 as compared to the results reported for the three months ended March 31, 2001; and the Company expects the positive impact to be approximately $2.5 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. We completed our initial review for impairment of goodwill during the first quarter of 2002 and as of March 31, 2002, no such impairment existed.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective January 1, 2002. As of March 31, 2002, the company has determined there to be no financial impact relating to the implementation of SFAS No. 144.

Note 7. Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the United States totaled 26% and 21% of net sales for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002 and December 31, 2001, balances due from foreign customers were $5.1 million and $6.4 million, respectively.

        The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Three months ended March 31,
	2002	2001
	(unaudited)
Customer:
A	20%	17%
B	15%	13%

        As of March 31, 2002 and December 31, 2001, accounts receivable from three customers with individual balances due in excess of 10% of total accounts receivable totaled $6.7 million and $7.0 million, respectively.

        The following table presents net sales for the three months ended March 31, 2002 and 2001 and property and equipment as of March 31, 2002 and December 31, 2001 by geographic territory:

			Net Sales
	Property and Equipment		Three months ended March 31,
	March 31, 2002	December 31, 2001
			2002	2001
	(unaudited)		(unaudited)
United States operations:
Domestic	$22,545	$22,458	$15,453	$15,476
Foreign	—	—	3,777	2,164
Foreign operations	188	194	1,536	1,904

Total	$22,733	$22,652	$20,766	$19,544

Note 8. Restructuring

        In the first quarter of 2001, the Company implemented an expense reduction plan (the "Reduction Plan"). The Reduction Plan included a workforce reduction of approximately 15 employees and closure of the Company's facilities in the United Kingdom. In the first quarter of 2001, the Company recorded a restructuring charge of approximately $0.6 million related to the Reduction Plan. The significant components of the Reduction Plan were $0.4 million for employee severance costs and $0.2 million in closing costs related to the United Kingdom facility. The Reduction Plan was completed as of the end of the first quarter ended March 31, 2001, and no remaining amounts are accrued as of March 31, 2002.

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

Results of Operations

Net Sales

        Net sales increased 6% to $20.8 million for the first quarter ended March 31, 2002 from $19.5 million for the first quarter ended March 31, 2001. The increases for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was primarily due to an increase in sales of our influenza products, partially offset by a decrease in sales of our pregnancy products.

Research Contract, License Fees and Royalty Income

        Research contract, license fees and royalty income remained constant at $0.4 million for both the three months ended March 31, 2002 and 2001. The income for the three months ended March 31, 2002 and 2001 are primarily related to royalties received on a patented technology of ours utilized by a third party.

Cost of Sales and Gross Profit From Net Sales

        Gross profit from net sales increased to $10.8 million for the three months ended March 31, 2002 from $10.6 million for the three months ended March 31, 2001. Gross profit as a percentage of net sales ("gross margin") decreased to 52% for the three months ended March 31, 2002 from 54% for the three months ended March 31, 2001. The decrease for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was primarily due to an inventory write-off of certain expired urinalysis products and higher royalties associated with our increased influenza product sales, partially offset by higher gross margins due to our increased influenza product sales.

Research and Development Expense

        Research and development expense increased to $1.6 million for the three months ended March 31, 2002 from $1.5 million for the three months ended March 31, 2001. Research and development expense as a percentage of net sales was 8% for both the three months ended March 31, 2002 and the three months ended March 31, 2001. The research and development for the three months ended March 31, 2002 includes a shift of resources to our layered thin film technology platform™ ("LTF").

Sales and Marketing Expense

        Sales and marketing expense decreased to $4.0 million for the three months ended March 31, 2002 from $4.1 million for the three months ended March 31, 2001. Sales and marketing expense as a percentage of net sales decreased to 19% for the three months ended March 31, 2002 from 21% for the three months ended March 31, 2001. The percentage decrease is primarily attributable to an increase in net sales.

General and Administrative Expense

        General and administrative expense increased to $2.3 million for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001. General and administrative expense as a percentage of net sales remained constant at 11% for the three months ended March 31, 2002 and 2001.

Restructuring

        In the first quarter of 2001, we implemented an expense reduction plan (the "Reduction Plan"). The Reduction Plan included a workforce reduction of approximately 15 employees and closure of our facilities in the United Kingdom. In the first quarter of 2001, we recorded a restructuring charge of approximately $0.6 million related to the Reduction Plan. The significant components of the Reduction Plan were $0.4 million for employee severance costs and $0.2 million in closing costs related to the United Kingdom facility. The Reduction Plan was completed as of the end of the first quarter ended March 31, 2001, and no remaining amounts are accrued as of March 31, 2002.

Amortization of Intangibles

        Amortization of intangibles decreased to $0.5 million for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001. This decrease was due to the adoption of SFAS No. 142 and the resulting elimination of goodwill amortization.

Interest Expense

        Interest expense decreased to $0.2 million for the three months ended March 31, 2002 from $0.3 million for the three months ended March 31, 2001. This decrease is primarily due to a lower average balance on our line of credit for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Income Taxes

        There was a tax provision of $1.1 million for the three months ended March 31, 2002 and $0.7 million for the three months ended March 31, 2001. The effective tax rate for 2002 is 40% and for

2001 was 62%. The 2001 effective tax rate was higher than the combined federal and state tax rates of approximately 40%, due to nondeductible amortization of acquired intangibles.

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

        Cash provided by operating activities was $3.9 million for the three months ended March 31, 2002 and $2.1 million for the three months ended March 31, 2001 and consisted of funding our net earnings or working capital, as applicable, less non-cash amortization and depreciation of $1.5 million for the three months ended March 31, 2002 and $2.2 million for the three months ended March 31, 2001, a decrease in receivables of $0.9 million for the three months ended March 31, 2002 compared to a decrease of $1.1 million for the three months ended March 31, 2001, a decrease in inventories of $1.2 million for the three months ended March 31, 2002 compared to a decrease of $0.3 million for three months ended March 31, 2001, an increase in prepaid and other assets of $0.4 for the three months ended March 31, 2002, compared to an increase of $0.2 million for the three months ended March 31, 2001, a decrease in accounts payable of $1.9 million for the three months ended March 31, 2002 compared to a decrease of $1.7 million for the three months ended March 31, 2001, a decrease in accrued payroll and related expenses of $0.4 million for the three months ended March 31, 2002 compared to a decrease of $0.1 million for the three months ended March 31, 2001, and a decrease in other accrued liabilities of $0.5 million for the three months ended March 31, 2002 compared to a decrease of $1.1 million for the three months ended March 31, 2001.

        Cash used for investing activities was $1.1 million for the three months ended March 31, 2002 and $1.2 million for the three months ended March 31, 2001. For the three months ended March 31, 2002 and 2001, the amount consisted primarily of cash used in connection with purchases of property and equipment of $1.0 million and $1.2 million, respectively. Cash used for financing activities was $2.4 million for the three months ended March 31, 2002 while cash provided by financing activities was $0.9 million for the three months ended March 31, 2001. For the three months ended March 31, 2002 the amount consisted of net payments on our line of credit of $2.7 million, proceeds from issuance of common stock of $0.4 million, offset by payments on capital leases of $0.1 million. For the three months ended March 31, 2001 the amount consisted of the net borrowings on our line of credit of $0.8 million and by proceeds from issuance of common stock and warrants of $0.2 million offset by payments on capital leases of $0.1 million.

        As of March 31, 2002, our outstanding indebtedness included $11.0 million under capital leases (primarily our San Diego facility). We currently have no borrowings against our line of credit. Our line of credit provides for a maximum availability of $7.5 million, bore interest at 4.8% at March 31, 2002, matures in June 2002 and is secured by our inventory, accounts receivable and fixed assets. We currently have $7.5 million available to borrow under this line of credit. This line of credit agreement contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity.

        We plan approximately $3.0 million in capital expenditures during the next nine months. The primary purpose for our capital expenditures is manufacturing equipment and information technology. We plan to fund these capital expenditures with cash flow from operations and borrowings under our existing credit facility. We have no material commitments with respect to such planned expenditures as of the date of this filing.

        We also intend to continue searching for acquisition and technology licensing candidates. As such, we may need to incur additional debt, or sell additional equity, to successfully complete these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash in operations, progress in research and development projects, competition and technological developments, and the time and expenditures required to obtain governmental approval of our products. Based on the current cash position and the current assessment of future operating results, we believe that our existing sources of liquidity will be adequate to meet operating needs during the next twelve months.

        At March 31, 2002 and 2001, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        In January 1999, a new currency called the "Euro" was introduced in certain Economic Monetary Union ("EMU") Countries. During 2002, EMU Countries are expected to be operating with the Euro as their single currency. Uncertainty exists as to the effects the Euro will have on the marketplace, and the final rules and regulations have not yet been finalized by the European Commission with regard to the Euro. We are still assessing the impact of the Euro on our internal systems and the sale of our products. As of yet, we have not seen any unusual costs associated with the use of the Euro, but we continue to monitor its impact on our operations.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. While we have increased customer incentive programs for the three months ended March 31, 2002 and 2001, if market conditions were to decline, we may take actions to further increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We record revenues from product sales, net of related rebates and discounts at the time the sale is recognized. We recognize an allowance for pricing rebates based upon the estimated amounts of rebates that will be claimed by the customers. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. We also earn income for performing services under joint development agreements and licensing of technology. Milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met when substantive effort is required to achieve the milestone, the amount of the milestone payments appears reasonable and commensurate with the effort expended and collection of the payment is reasonably assured. Income from the grant of distribution rights is recorded when the event triggering payment to us has occurred as specified by the terms of the related distribution agreements and collectibility is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write- downs may be required.

        We periodically assess the impairment of goodwill, intangible and other long-lived assets, which requires us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

  •
  the asset's ability to continue to generate income from operations and positive cash flow in future periods;

  •
  any volatility or significant decline in our stock price and market capitalization compared to our net book value;

  •
  loss of legal ownership or title to the asset;

  •
  significant changes in our strategic business objectives and utilization of the asset(s); or

  •
  the impact of significant negative industry or economic trends.

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

        In 2002, Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," became effective and, as a result, we ceased to amortize goodwill and indefinite-lived intangible assets. We currently expect that the elimination of goodwill and indefinite-lived amortization will have a positive impact on net earnings for the year ended December 31, 2002 of approximately $2.5 million. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed our initial review during the quarter ended March 31, 2002 and concluded there was no impairment of our goodwill. In a future review, we cannot assure you a material impairment charge will not be recorded.

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

        The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. Based on our market risk sensitive instruments outstanding at March 31, 2002 and December 31, 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Risk Factors

Our operating results may fluctuate as a result of factors that are outside our control, and this could have a negative effect on the price of our common stock.

        Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. The market price of our common stock has fluctuated substantially in the past. Between March 31, 2001 and March 31, 2002, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $2.88 to a high of $8.75. We expect the market price of our common stock to continue to experience significant fluctuations in the future in response to a variety of factors, including fluctuation in our operating results.

        For the three months ended March 31, 2002, revenues increased 6% to $20.8 million from $19.5 million for the three months ended March 31, 2001. We had net earnings of $1.6 million for the three months ended March 31, 2002 compared to net earnings of $0.4 million for the three months ended March 31, 2001. The increase for the three months ended March 31, 2002 is primarily due to the restructuring charge recorded for the three months ended March 31, 2001 and cessation of goodwill amortization effective January 1, 2002. We may not continue our revenue growth or continue to achieve profitability. Operating results may continue to fluctuate, in a given quarter or annual period, or from prior periods as a result of a number of factors, many of which are outside of our control.

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

        Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 59% and 45% of our net sales for the three months ended March 31, 2002 and March 31, 2001, respectively. While we believe our relationship with our distributors is good, the loss of a major distributor may have an adverse effect on our net sales. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, many distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

We may not achieve market acceptance of our products among physicians and other healthcare providers, and this will have a negative effect on future sales growth.

        A large part of our business is based on the sale of rapid POC diagnostic tests that physicians and other healthcare providers can administer in their own facilities without sending samples to laboratories. Thus, clinical reference laboratories and hospital-based laboratories are significant competitors for our products, and provide many of the diagnostic tests used by physicians and other healthcare providers. Our estimated market share in fiscal 2001 for some of our key products was 56% in pregnancy, 50% in Group A Strep and 36% for Influenza tests. Our future sales depend on, among other matters, capture of sales from these laboratories by achieving market acceptance from physicians and other healthcare providers. If we do not capture sales at the levels we have budgeted for, our net sales may not grow as much as we hope and the costs we have incurred will be disproportionate to our sales levels. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other healthcare providers may resist changing their established source for these tests.

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

        We have a license agreement with Becton Dickinson related to our Pregnancy and Group A Strep products, which products account for 26% and 28% of our net sales during the three months ended March 31, 2002 and March 31, 2001, respectively. The license agreement expires in 2004. Our ability to obtain patents and licenses, and their benefits, are uncertain. We have 190 issued patents and approximately 70 applications are pending. Our patents have expiration dates from 2002 to 2019. There are no patents that are expiring in the near term which we consider material to our business. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. Further, we have patents issued in Canada, Germany, France, United Kingdom, Italy, Spain, Australia, Belgium, Korea, Norway, Lithuania, the Netherlands, Austria, Switzerland, Sweden and South Africa. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested, and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms.

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

        During 1999 and 2000, we acquired three businesses, Litmus Concepts, Inc., Metra Biosystems Inc. and the urine test strip business from Dade Behring. Our business strategy contemplates further increased growth in the number of employees, the scope of operating and financial systems and the geographic area of our operations, including further expansion outside the United States, as new products are developed and commercialized. We may experience difficulties integrating our own operations with those of companies or technologies that we have acquired or we may acquire, and as a result we may not realize our anticipated benefits and cost savings within our expected time frame, or at all. Because we do not have a large executive staff, future growth may also divert management's attention from other aspects of our business, and will place a strain on existing management, as well as on our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and our net sales and gross profits could be adversely affected.

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

        Our products are sold internationally, primarily to customers in Japan and Western Europe, including Germany, Italy and Poland. Sales to foreign customers accounted for 26% and 21% of our net sales for the three months ended March 31, 2002 and 2001, respectively, and are expected to continue to account for a significant percentage of our net sales. In December 2001, we began manufacturing our urinalysis products in Marburg, Germany. Any delays or problems encountered in the integration of this process could result in shipment delays and increased manufacturing costs and could have a material adverse effect on our results of operations. International sales and manufacturing operations are subject to inherent risks which could increase our costs and stifle our growth opportunities. These risks include:

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

        Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our securities and impair our ability to complete equity financings. We currently have outstanding the following shares of common stock:

  •
  Approximately 25.6 million shares of common stock that have been issued in registered offerings and are freely tradable in the public markets.

  •
  Approximately 3.2 million shares of common stock currently eligible for resale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended.

  •
  In addition, approximately 5.3 million shares of common stock are issuable upon exercise of stock options outstanding as of March 31, 2002 under our various stock option plans at a weighted average exercise price of $4.50 per share.

  •
  We have in effect registration statements under the Securities Act registering approximately 6.5 million shares of common stock reserved under our employee stock option and purchase plans.

  •
  As of March 31, 2002, we had in effect a registration statement under the Securities Act registering approximately 1.0 million shares of common stock issuable upon exercise of warrants, which warrants were themselves freely tradeable. The warrants expired April 30, 2002.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        We received a letter dated April 24, 1992 from the United States Environmental Protection Agency (the "EPA") notifying us that we are a potentially responsible party for cleanup costs at a federal Superfund site, the Marco of Iota Drum Site (the "Marco Site"), near Iota, Louisiana. Documents gathered in response to such letter indicate that we sent a small amount of hazardous waste to facilities in Illinois. It is possible that, subsequently, such waste could have been shipped to the Marco Site. The EPA letter indicates that a similar notice regarding the Marco Site was sent by the EPA to over 500 other parties. At this time, we do not know how much of our waste may have reached the Marco Site, the total volume of waste at the Marco Site or the likely site remediation costs. There is, as in the case of most environmental litigation, the theoretical possibility of joint and several liability being imposed upon us for damages that may be awarded.

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
10.12	(1)
		Amended Employment and Stock Option Agreement effective August 13, 2001 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.13	(1)	Employment agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.14	(1)
		Stock option agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2001.)

10.15	(1)
		Amended employment agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.16	(1)
		Stock option agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2001.)
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

(1)
Indicates a management plan or compensatory plan or arrangement.

(b)
Reports on Form 8-K filed in the quarter ended March 31, 2002

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIDEL CORPORATION
Date: May 14, 2002	/s/ S. Wayne Kay S. Wayne Kay President and Chief Executive Officer (Principal Executive Officer) and Secretary and authorized signatory
/s/ Paul E. Landers Paul E. Landers Vice President, Corporate Operations, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)

QuickLinks

QUIDEL CORPORATION FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
INDEX
QUIDEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data, unaudited)
QUIDEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)
Quidel Corporation Notes to Condensed Consolidated Financial Statements (Unaudited)
SIGNATURE