Form 10-Q
period 2002-06-30
QUIDEL CORP /DE/
filed 2002-08-14
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of July 31, 2002, 28,809,418 shares of common stock were outstanding.

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2002

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,738	$3,396
Accounts receivable, net	12,931	15,657
Inventories	7,722	9,145
Prepaid expenses and other current assets	1,397	922

Total current assets	28,788	29,120
Property and equipment, net	22,882	22,652
Intangible assets, net	25,869	26,866
Deferred tax asset	1,368	2,684
Other assets	1,251	1,071

Total assets	$80,158	$82,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,006	$4,008
Accrued payroll and related expenses	1,047	987
Line of credit	—	2,650
Current portion of obligations under capital leases	424	424
Other accrued liabilities	1,807	3,261

Total current liabilities	6,284	11,330
Capital leases, net of current portion	10,429	10,654
Stockholders' equity:
Common stock	30	30
Additional paid-in capital	140,058	139,578
Accumulated other comprehensive earnings (loss)	10	(632)
Accumulated deficit	(76,653)	(78,567)

Total stockholders' equity	63,445	60,409

Total liabilities and stockholders' equity	$80,158	$82,393

See accompanying notes to condensed consolidated financial statements.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
REVENUES
Net sales	$17,361	$15,524	$38,127	$35,068
Research contracts, license fees and royalty income	428	468	874	866

Total revenues	17,789	15,992	39,001	35,934
COSTS AND EXPENSES
Cost of sales	9,149	8,184	19,130	17,178
Research and development	1,544	1,751	3,103	3,343
Sales and marketing	3,767	3,289	7,805	7,391
General and administrative	2,152	2,402	4,444	4,623
Restructuring charge	—	—	—	550
Amortization of intangibles	486	1,044	977	2,088

Total costs and expenses	17,098	16,670	35,459	35,173

Earnings (loss) from operations	691	(678)	3,542	761
OTHER INCOME (EXPENSE)
Interest income	4	30	6	41
Interest expense	(239)	(345)	(484)	(682)
Other	61	195	165	184

Total other income (expense)	(174)	(120)	(313)	(457)

Earnings (loss) before provision for income taxes	517	(798)	3,229	304
Provision for income taxes	212	68	1,315	753

Net earnings (loss)	$305	$(866)	$1,914	$(449)

Basic earnings (loss) per share	$0.01	$(0.03)	$0.07	$(0.02)

Diluted earnings (loss) per share	$0.01	$(0.03)	$0.06	$(0.02)

Weighted shares used in basic per share calculation	28,800	28,177	28,777	28,151

Weighted shares used in diluted per share calculation	29,978	28,177	30,059	28,151

See accompanying notes to condensed consolidated financial statements.

QUIDEL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2002	2001
OPERATING ACTIVITIES:
Net cash provided by operating activities	$7,490	$1,625
INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,122)	(2,827)
Proceeds from sale of assets	—	550
Other	(273)	165

Net cash used for investing activities	(2,395)	(2,112)
FINANCING ACTIVITIES:
Line of credit, net	(2,650)	650
Payments on obligations under capital leases	(225)	(292)
Net proceeds from issuance of common stock and warrants	480	479

Net cash (used for) provided by financing activities	(2,395)	837
Effect of exchange rate fluctuations on cash and cash equivalents	642	(724)

Net increase (decrease) in cash and cash equivalents	3,342	(374)
Cash and cash equivalents, beginning of period	3,396	1,901

Cash and cash equivalents, end of period	$6,738	$1,527

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$503	$676

Cash paid during the period for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

Quidel Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note l. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Quidel Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at June 30, 2002, and for the three and six month periods ended June 30, 2002 and 2001, is unaudited. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.

Note 2. Comprehensive Earnings (Loss)

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net earnings (loss)	$305	$(866)	$1,914	$(449)
Foreign currency translation adjustment	762	(241)	642	(724)

Comprehensive earnings (loss)	$1,067	$(1,107)	$2,556	$(1,173)

Note 3. Computation of Earnings Per Share

        Basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options and warrants. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. Potentially dilutive shares have not been included for the three and six months ended June 30, 2001 as their inclusion would be antidilutive.

Note 4. Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Raw materials	$2,589	$2,588
Work-in-process	1,246	1,549
Finished goods	3,887	5,008

	$7,722	$9,145

Note 5. Stockholders' Equity

        During the six months ended June 30, 2002, 111,240 shares of common stock were issued due to the exercise of common stock options and 16,586 shares of common stock were issued in connection with the employee stock purchase plan, resulting in proceeds to the Company of approximately $0.5 million.

        The company had approximately $1.0 million of warrants outstanding as of April 1, 2002. These warrants expired April 30, 2002.

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

        Effective January 1, 2002, the Company has adopted SFAS No. 142. With this adoption, we have reclassified the net book value assigned to the assembled workforce intangible at December 31, 2001 to goodwill, which totaled approximately $0.1 million, and then ceased to amortize approximately $13.3 million of goodwill. Based on the current values assigned to goodwill and assembled workforce, the elimination of goodwill amortization had a positive impact on reported net earnings of approximately $1.2 million for the six months ended June 30, 2002 as compared to the results reported for the six months ended June 30, 2001; and the Company expects the positive impact to be approximately $2.5 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. We completed our review for impairment of goodwill during the second quarter of 2002 and as of June 30, 2002, no such impairment existed.

Note 7. Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the United States (primarily Asia and Europe) totaled 24% and 23% for the six months ended June 30, 2002 and June 30, 2001, respectively. As of June 30, 2002 and December 31, 2001, balances due from foreign customers were $3.8 million and $6.4 million, respectively.

        The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Six months ended June 30,
	2002	2001
Customer:
A	22%	18%
B	13%	11%

        As of June 30, 2002, accounts receivable from one customer with a balance due in excess of 10% of total accounts receivable totaled $3.7 million while at December 31, 2001, accounts receivable from three customers with balances due in excess of 10% of total accounts receivable totaled $7.0 million.

        For the six months ended June 30, 2002, the Company recorded revenue from domestic and foreign customers. The following presents net sales for the six months ended June 30, 2002 and 2001 and long-lived assets as of June 30, 2002 and December 31, 2001 by geographic territory:

			Net Sales
	Long-Lived Assets		Six months ended June 30,
	June 30, 2002	December 31, 2001
			2002	2001
	(unaudited)		(unaudited)
United States operations:
Domestic	$22,680	$22,458	$28,811	$27,053
Foreign	—	—	5,803	4,427
Foreign operations	202	194	3,513	3,588

Total	$22,882	$22,652	$38,127	$35,068

Note 8. Restructuring

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

Future Uncertainties

        This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration ("FDA"), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may", "will", "should", "might", "believe", "expect", "anticipate", "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the SEC from time to time should be carefully considered. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

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

Results of Operations

Net Sales

        Net sales increased 12% to $17.4 million for the second quarter of 2002 from $15.5 million for the second quarter of 2001 and increased 9% to $38.1 million for the six months ended June 30, 2002 from $35.1 million for the six months ended June 30, 2001. The increase for the three months ended 2002 as compared to the three months ended 2001 was primarily due to increases in sales of our influenza, pregnancy, veterinary, infectious vaginitis and H. Pylori products, offset by a decrease in our Strep A products. The increase for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was primarily due to an increase in our influenza and infectious vaginitis products, offset by a decrease in pregnancy and Strep A products.

Research Contracts, License Fees and Royalty Income

        Research contracts, license fees and royalty income decreased to $0.4 million for the three months ended June 30, 2002 from $0.5 million for the three months ended June 30, 2001 and was $0.9 million for both the six months ended June 30, 2002 and the six months ended June 30, 2001. The revenue for all periods is principally related to royalties received on a patented technology of ours utilized by a third-party.

Cost of Sales and Gross Profit From Net Sales

        Gross profit from net sales increased to $8.2 million for the three months ended June 30, 2002 from $7.3 million for the three months ended June 30, 2001 and increased to $19.0 million for the six months ended June 30, 2002 from $17.9 million for the six months ended June 30, 2001. Gross profit as a percentage of net sales remained constant at 47% for both the three months ended June 30, 2002 and three months ended June 30, 2001 and decreased to 50% for the six months ended June 30, 2002 from 51% for the six months ended June 30, 2001. The relatively flat nature of the gross margin percentage for the three month periods ended June 30, 2002 and 2001 are primarily attributable to an increased net sales volume for the three months ended June 30, 2002, offset by underutilization of manufacturing capacity and costs resulting from lower production volumes in our Marburg, Germany facility, charges related to outsourcing our packaging line and mix and pricing related to our core products. The decrease in the gross margin percentage for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 are largely due to pricing pressures on our core products, underutilization of manufacturing capacity and costs resulting from lower production volumes in our Marburg, Germany facility, charges related to outsourcing our packaging line, a write-off of certain expired urinalysis products, higher royalties associated with increased influenza product sales and mix and pricing related to our core products, partially offset by an increased net sales volume for the six months ended June 30, 2002.

Research and Development Expense

        Research and development expense decreased to $1.5 million for the three months ended June 30, 2002 from $1.8 million for the three months ended June 30, 2001 and decreased to $3.1 million for the six months ended June 30, 2002 from $3.3 million for the six months ended June 30, 2001. Research and development expense as a percentage of net sales, decreased to 9% for the three months ended June 30, 2002 from 11% for the three months ended June 30, 2001 and decreased to 8% for the six months ended June 30, 2002 from 10% for the six months ended June 30, 2001. These decreases are primarily attributable to decreased spending for the three months ended June 30, 2002 compared to June 30, 2001 related to the acquisition of Litmus Concepts in December 2000 and greater operational efficiencies resulting from integration of resources in our Northern California operations in 2002, partially offset by increased costs of developing new products for the layered thin film platform in fiscal 2002.

Sales and Marketing Expense

        Sales and marketing expense increased to $3.8 million for the three months ended June 30, 2002 from $3.3 million for the three months ended June 30, 2001 and to $7.8 million for the six months ended June 30, 2002 from $7.4 million for the six months ended June 30, 2001. Sales and marketing expense as a percentage of net sales increased to 22% for the three months ended June 30, 2002 from 21% for the three months ended June 30, 2001 and decreased to 20% for the six months ended June 30, 2002 from 21% for the six months ended June 30, 2001. The absolute dollar increases for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001 relate primarily to costs associated with the launch of our infectious vaginitis products and urinalysis instrument including public relations, advertising and consulting fees.

General and Administrative Expense

        General and administrative expense decreased to $2.2 million for the three months ended June 30, 2002 from $2.4 million for the three months ended June 30, 2001 and to $4.4 million for the six months ended June 30, 2002 from $4.6 million for the six months ended June 30, 2001. General and administrative expense as a percentage of net sales decreased to 12% for the three months ended June 30, 2002 from 15% for the three months ended June 30, 2001 and decreased to 12% for the six months ended June 30, 2002 from 13% for the six months ended June 30, 2001. These decreases were primarily due to decreases in legal and relocation expense.

Restructuring Charge

        In the first quarter of 2001, we implemented an expense reduction plan ("the Restructuring"). The Restructuring included a workforce reduction of approximately 15 employees and closure of our facilities in the United Kingdom ("U.K."). In the first quarter of 2001, we recorded a restructuring charge of approximately $0.6 million. The significant components of the Restructuring are $0.5 million for employee severance costs and $0.1 million in closing costs related to the UK facility and related asset impairments.

Amortization of Intangibles

        Amortization of intangibles decreased to $0.5 million for the three months ended June 30, 2002 from $1.0 million for the three months ended June 30, 2001 and to $1.0 million for the six months ended June 30, 2002 from $2.1 million for the six months ended June 30, 2001. This decrease was primarily due to the adoption of SFAS No. 142 in January 2002 and the resulting elimination of goodwill amortization.

Interest Expense

        Interest expense decreased to $0.2 million for the three months ended June 30, 2002 from $0.3 million for the three months ended June 30, 2001 and to $0.5 million for the six months ended June 30, 2002 from $0.7 million for the six months ended June 30, 2001. These decreases relate primarily to a decrease in the average borrowing outstanding under our line of credit.

Income Taxes

        Income tax provision was $0.2 million for the three months ended June 30, 2002 compared to $0.1 million for the three months ended June 30, 2001 and was $1.3 million for the six months ended June 30, 2002 compared to $0.8 million for the six months ended June 30, 2001.

Liquidity and Capital Resources

        Our principal sources of liquidity have historically been cash flow from operations and borrowings under our line of credit. Our principal requirements for cash currently are for the funding of operations and capital expenditures.

        Cash provided by operating activities was $7.5 million for the six months ended June 30, 2002 and $1.6 million for the six months ended June 30, 2001 and consisted of funding our working capital, less non-cash amortization and depreciation of $3.0 million for the six months ended June 30, 2002 and $4.4 million for the six months ended June 30, 2001, a decrease in receivables of $2.7 million for the six months ended June 30, 2002 compared to a decrease of $1.7 million for the six months ended June 30, 2001, a decrease in inventories of $1.4 million for the six months ended June 30, 2002 compared to a decrease of $2.0 million for the six months ended June 30, 2001, an increase in prepaid and other assets of $0.5 for the six months ended June 30, 2002 compared to an increase of $2.0 million for the six months ended June 30, 2001, a decrease in accounts payable of $1.0 million for the six months ended June 30, 2002 compared to a decrease of $2.4 million for the six months ended June 30, 2001, an increase in accrued payroll and related expenses of $0.1 million for the six months ended June 30, 2002 compared to a decrease of $0.4 million for the six months ended June 30, 2001, and a decrease in other accrued liabilities of $1.5 million for the six months ended June 30, 2002 compared to a decrease of $1.7 million for the six months ended June 30, 2001.

        Cash used for investing activities was $2.4 million for the six months ended June 30, 2002 and $2.1 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, the amount consisted primarily of cash used in connection with purchases of property and equipment of $2.1 million and a decrease in other assets of $0.3 million. For the six months ended June 30, 2001, the amount consisted primarily of cash used in connection with purchases of property and equipment of $2.8 million offset by proceeds from sale of property and equipment of $0.6 million. Cash used in financing activities was $2.4 million for the six months ended June 30, 2002 and cash provided by financing activities was $0.8 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, the amount consisted of net repayments under our line of credit of $2.7 million, proceeds from issuance of common stock of $0.5 million, offset by payments on capital leases of $0.2 million. For the six months ended June 30, 2001, the amount consisted of net borrowings under our line of credit of $0.7 million, proceeds from issuance of common stock of $0.5 million, offset by payments on capital leases of $0.3 million

        As of June 30, 2002, our outstanding indebtedness included $10.9 million under capital leases (primarily our San Diego facility). Our previous credit facility of $7.5 million expired on June 30, 2002. There were no borrowings outstanding and we were in compliance with all covenants as of the expiration date. We currently have an unsecured line of credit of $5.0 million, which bears interest at the prime rate minus one quarter of one percent or LIBOR ("the London InterBank Offering Rate") plus two and one quarter percent and matures on September 1, 2002. There are currently no borrowings outstanding under this line of credit. We are currently negotiating a new credit facility. We anticipate this facility to be comprised of a $10.0 million revolver and a $10.0 million term loan, both with favorable pricing terms. We currently anticipate completing this new credit facility by approximately September 1, 2002.

        We plan approximately $2.0 million in capital expenditures for the next six months. The primary purpose for our capital expenditures is manufacturing equipment, facilities improvements and information technology. We plan to fund these capital expenditures with cash flow from operations and borrowings under our planned credit facility. We have no material commitments with respect to such planned expenditures as of the date of this filing.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S."). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. While we have increased customer incentive programs for the six months ended June 30, 2002 and 2001, if market conditions were to decline, we may take actions to further increase customer incentive offerings possibly resulting in an incremental reduction of revenue and gross margin at the time the incentive is offered. We record revenues from product sales, net of related rebates and discounts at the time the sale is recognized. We recognize an allowance for pricing rebates based upon the estimated amounts of rebates that will be claimed by the customers. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. We also earn income for performing services under joint development agreements and licensing of technology. Milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met when substantive effort is required to achieve the milestone, the amount of the milestone payments appears reasonable and commensurate with the effort expended and collection of the payment is reasonably assured. Income from the grant of distribution rights is recorded when the event triggering payment to us has occurred as specified by the terms of the related distribution agreements and collectibility is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or willingness of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

        In 2002, Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," became effective and, as a result, we ceased to amortize goodwill and indefinite-lived intangible assets. We currently expect that the elimination of goodwill and indefinite-

lived amortization will have a positive impact on net earnings for the year ended December 31, 2002 of approximately $2.5 million. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed our initial review during the quarter ended June 30, 2002 and concluded there was no impairment of our goodwill. In a future review, we cannot assure you a material impairment charge will not be recorded.

        We record a valuation allowance to reduce our deferred tax asset to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders' equity reported by us, and such effect may be material in any individual reporting period. We currently are not a party to derivative contracts or other arrangements that may reduce exchange rate risk.

        The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. Based on our market risk sensitive instruments outstanding at June 30, 2002 and December 31, 2001, we believe that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Risk Factors

Our operating results may fluctuate as a result of factors that are outside our control, and this could have a negative effect on the price of our common stock.

        Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. The market price of our common stock has fluctuated substantially in the past. Between June 30, 2001 and June 30, 2002, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $3.50 to a high of $8.75. We expect the market price of our common stock to continue to experience significant fluctuations in the future in response to a variety of factors, including fluctuation in our operating results.

        For the six months ended June 30, 2002, total revenues increased 9% to $39.0 million from $35.9 million for the six months ended June 30, 2001. We had net earnings of $1.9 million for the six months ended June 30, 2002 compared to a net loss of $0.4 million for the six months ended June 30, 2001. The increase in total revenues and earnings for the six months ended June 30, 2002 are primarily due to an increase in influenza and infectious vaginitis products, offset by decreases in our core products, as well as the elimination of goodwill amortization in 2002. We may not continue our revenue growth or continue to achieve profitability. Operating results may continue to fluctuate, in a given quarter or annual period, or from prior periods as a result of a number of factors, many of which are outside of our control.

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

        If we experience unexpected significant increases in the demand for our products, we may be required to expend additional capital resources to meet these demands. These capital resources could involve the cost of new machinery, or even the cost of new manufacturing facilities. This would increase our capital costs, which could affect our earnings. If we are unable to develop necessary manufacturing capabilities in a timely manner, our net sales could be adversely affected. Failure to cost-effectively increase production volumes, if required, or lower than anticipated yields or production problems encountered as a result of changes that we may make in our manufacturing processes to meet increased demand, could result in shipment delays as well as increased manufacturing costs, which could also have a material adverse effect on our net sales.

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

        Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 55% and 50% of our net sales for the six months ended June 30, 2002 and June 30, 2001, respectively. While we believe our relationship with our distributors is good, the loss of a major distributor may have an adverse effect on our net sales. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, many distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

We may not achieve market acceptance of our products among physicians and other healthcare providers, and this would have a negative effect on future sales growth.

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

        In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. We have a large number of multinational and regional competitors making investments in competing technologies, including several large pharmaceutical and diversified healthcare companies. These competitors include Abbott Laboratories, Beckman Coulter Primary Care Diagnostics and Becton Dickinson. In November 1999, Abbott Laboratories ceased manufacturing certain diagnostic products in its primary manufacturing facility in conjunction with a consent decree from the FDA. Currently we are not aware of a date at which Abbott Laboratories may re-enter the market. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective than ours, or are cheaper, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

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

        We have a license agreement with Becton Dickinson related to our Pregnancy and Group A Strep products, which products account for 54% and 64% of our net sales during the six months ended June 30, 2002 and June 30, 2001, respectively. The license agreement expires in 2004. Our ability to obtain patents and licenses, and their benefits, are uncertain. We have 191 issued patents and approximately 70 applications are pending. Our patents have expiration dates from 2002 to 2019. There are no patents that are expiring in the near term which we consider material to our business. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. Further, we have patents issued in Canada, Germany, France, United Kingdom, Italy, Spain, Australia, Belgium, Korea, Norway, Lithuania, the Netherlands, Austria, Switzerland, Sweden and South Africa. Therefore, third parties can make, use, and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested, and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms.

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

We are subject to numerous government regulations in addition to FDA regulation and compliance with changes could increase our costs.

        In addition to the FDA and other regulations described previously, numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances impact our business operations. If these laws change, are amended, or are added to, the costs of compliance with these laws could substantially increase our costs. While we believe that we currently comply with these laws in all material respects, compliance with any future modifications of these laws or laws regulating the manufacture and marketing of our products could result in substantial costs and loss of sales or customers. Because of the number and extent of the laws and regulations affecting our industry, and the number of governmental agencies whose actions could affect our operations, it is impossible to reliably predict the full nature and impact of future legislation or regulatory developments relating to our industry. We do not estimate that we will have material capital expenditures for environmental control facilities for the remainder of our current fiscal year or the succeeding fiscal year. To the extent the costs and procedures associated with meeting new requirements are substantial, our business and results of operations could be adversely affected.

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

        We maintain insurance that we believe is appropriate to protect us against the kinds of insurable risks, such as product liability claims or business interruptions, that companies of our size and companies in our industry typically insure against. However, there is a risk that claims may be made against us for types of damages, or for amounts of damages, that are not covered by our insurance. For example, there is a risk of product liability claims arising from our testing, manufacturing and marketing of medical diagnostic devices, both those currently being marketed as well as those under development. We currently have a product liability policy providing coverage up to $10 million, and our claims to date have not been material. However, it is possible that potential product liability or other claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, if we are held liable, our existing insurance may not be renewed at the same cost and level of coverage as presently in effect, or may not be renewed at all. If we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, whether arising out of product liability matters or from some other matter, that claim could have a material negative effect on our results of operations.

We face risks relating to our international sales and foreign operations, including the risk of currency fluctuations, which could increase our costs or stifle our growth opportunities.

        Our products are sold internationally, primarily to customers in Japan and Europe, including Germany, Italy and Poland. Sales to foreign customers accounted for 24% and 23% of our net sales for the six months ended June 30, 2002 and 2001, respectively, and are expected to continue to account for a significant percentage of our net sales. In December 2001, we began manufacturing our urinalysis products in Marburg, Germany. Any delays or problems encountered in the integration of this process could result in shipment delays and increased manufacturing costs and could have a material adverse effect on our results of operations. International sales and manufacturing operations are subject to inherent risks which could increase our costs and stifle our growth opportunities. These risks include:

  •
  exposure to currency exchange fluctuations, such as the 11% increase in the value of the Euro against the U.S. dollar for the six months ended June 30, 2002 and the 6% drop in the value of the German and Italian currencies against the U.S. dollar during fiscal 2001;

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

  •
  potentially adverse tax consequences.

        Even that portion of our international sales which is negotiated for and paid in U.S. dollars is subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products and our anticipated foreign operations, as could changes in the general economic conditions in those markets. For the six months ended June 30, 2002, for example, the value of the Euro increased 11% against the U.S. dollar, while in fiscal 2001, the value of the German and Italian currencies dropped 6% against the U.S. dollar. To date, we have not reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, however, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. In January 1999, a new currency called the "Euro" was introduced in certain Economic Monetary Union countries ("EMU Countries"). During 2002, EMU Countries are operating with the Euro as their single currency. As of yet, we have not seen any unusual costs associated with the use of the Euro, but we continue to monitor its impact on our operations. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations. Although we do not currently hedge against exchange rate fluctuations, any measures we take to hedge against exchange rate fluctuations may not adequately protect us from their potential harm.

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

        Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our securities and impair our ability to complete equity financings. We currently have outstanding the following shares of common stock:

  •
  Approximately 28.8 million shares of common stock that have been issued in registered offerings and are freely tradable in the public markets.

  •
  In addition, approximately 5.7 million shares of common stock are issuable upon exercise of stock options outstanding as of June 30, 2002 under our various stock option plans at a weighted average exercise price of $4.63 per share.

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

PART II—OTHER INFORMATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on May 21, 2002. All of the directors nominated for election as stated in our Proxy Statement were elected as follows:

DIRECTOR NOMINEE	VOTES IN FAVOR	VOTES WITHHELD	VOTES ABSTAINING
André de Bruin	23,820,576	157,284	—
Thomas A. Glaze	23,812,483	165,377	—
S. Wayne Kay	23,853,109	124,751	—
Margaret G. McGlynn, R.Ph.	23,830,959	146,901	—
Richard C.E. Morgan	23,843,109	134,751	—
Mary Lake Polan, M.D., Ph.D.	23,853,109	124,751	—
Faye Wattleton	23,796,183	181,677	—

ITEM 5. OTHER EVENTS

        Effective as of June 17, 2002, Richard C.E. Morgan resigned from our board of directors.

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
4.2
Amended and Restated Rights Agreement dated as of May 24, 2002 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's current report on Form 8-K filed on May 29, 2002).
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
99.1
Certification by the President and Chief Executive Officer and Vice President, Corporate Operations and Chief Financial Officers of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Indicates a management plan or compensatory plan or arrangement.

(b)
Reports on Form 8-K filed in the quarter ended June 30, 2002

  On April 11, 2002, we filed a current report on Form 8-K announcing the appointment of Ernst & Young LLP as our new auditors.

  On April 23, 2002 we filed a current report on Form 8-K/A to amend our April 4, 2002 Form 8-K, to make it clear that we appointed Ernst & Young LLP as our independent auditors to replace Arthur Andersen LLP as our independent public accountants. Arthur Andersen LLP was dismissed as our independent auditors on the recommendation of our audit committee.

  On May 13, 2002 we filed a current report on Form 8-K announcing the amendment of our Rights Agreement, dated as of December 31, 1996, with American Stock Transfer & Trust Company, as Rights Agent, to modify the definition of "Exempt Person".

  On May 29, 2002 we filed a current report on Form 8-K announcing the further amendment of our Rights Agreement, dated as of December 31, 1996, with American Stock Transfer & Trust Company, as Rights Agent, to eliminate provisions relating to "Continuing Directors" and to restate in its entirety the Rights Agreement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIDEL CORPORATION
Date: August 14, 2002	/s/ S. Wayne Kay S. Wayne Kay President and Chief Executive Officer (Principal Executive Officer)
/s/ Paul E. Landers Paul E. Landers Vice President, Corporate Operations, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)

QuickLinks

QUIDEL CORPORATION FORM 10-Q FOR THE QUARTER ENDED June 30, 2002
INDEX
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
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER EVENTS
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE