Form 10-Q
period 2002-09-30
QUIDEL CORP /DE/
filed 2002-11-15
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of October 31, 2002, 28,888,804 shares of common stock were outstanding.

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2002

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,885	$3,396
Accounts receivable, net	12,444	15,657
Inventories, Net	9,303	9,145
Prepaid expenses and other current assets	1,141	922

Total current assets	27,773	29,120
Property and equipment, net	22,692	22,652
Intangible assets, net	25,337	26,866
Deferred tax asset	2,180	2,684
Other assets	1,086	1,071

Total assets	$79,068	$82,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,881	$4,008
Accrued payroll and related expenses	1,323	987
Line of credit	—	2,650
Current portion of obligations under capital leases	439	424
Other accrued liabilities	1,695	3,261

Total current liabilities	6,338	11,330
Capital leases, net of current portion	10,314	10,654
Stockholders' equity:
Common stock	30	30
Additional paid-in capital	140,356	139,578
Accumulated other comprehensive loss	(128)	(632)
Accumulated deficit	(77,842)	(78,567)

Total stockholders' equity	62,416	60,409

Total liabilities and stockholders' equity	$79,068	$82,393

See accompanying notes to condensed consolidated financial statements.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
REVENUES
Net sales	$14,126	$16,117	$52,253	$51,185
Research contracts, license fees and royalty income	382	451	1,256	1,317

Total revenues	14,508	16,568	53,509	52,502
COSTS AND EXPENSES
Cost of sales	7,903	8,072	27,033	25,250
Research and development	1,644	1,484	4,747	4,768
Sales and marketing	4,366	3,374	12,171	10,765
General and administrative	1,963	1,917	6,407	6,540
Restructuring charge	—	—	—	550
Amortization of intangibles	483	1,099	1,460	3,246

Total costs and expenses	16,359	15,946	51,818	51,119

Earnings (loss) from operations	(1,851)	622	1,691	1,383
OTHER (INCOME) EXPENSE
Interest income	(3)	(2)	(9)	(43)
Interest expense	238	328	722	1,010
Other	(86)	(78)	(251)	(262)

Total other expense	149	248	462	705

Earnings (loss) before income taxes	(2,000)	374	1,229	678
Provision (benefit) for income taxes	(811)	449	504	1,202

Net earnings (loss)	$(1,189)	$(75)	$725	$(524)

Basic earnings (loss) per share	$(0.04)	$(0.00)	$0.03	$(0.02)

Diluted earnings (loss) per share	$(0.04)	$(0.00)	$0.02	$(0.02)

Weighted shares used in basic per share calculation	28,850	28,302	28,802	28,202

Weighted shares used in diluted per share calculation	28,850	28,302	29,912	28,202

See accompanying notes to condensed consolidated financial statements.

QUIDEL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net cash provided by operating activities	$6,215	$4,996
INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,927)	(4,706)
Proceeds from sale of assets	—	550
Other	(106)	42

Net cash used for investing activities	(3,033)	(4,114)
FINANCING ACTIVITIES:
Line of credit, net	(2,650)	(800)
Payments on obligations under capital leases	(325)	(364)
Proceeds from issuance of common stock and exercise of warrants	778	968

Net cash used for financing activities	(2,197)	(196)
Effect of exchange rate fluctuations on cash and cash equivalents	504	(369)

Net increase in cash and cash equivalents	1,489	317
Cash and cash equivalents, beginning of period	3,396	1,901

Cash and cash equivalents, end of period	$4,885	$2,218

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$734	$1,011

Cash paid during the period for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

Quidel Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Quidel Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, is unaudited. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.

        The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, such quarter end date is used herein.

Note 2. Comprehensive Gain (Loss)

        The components of comprehensive gain (loss) are as follows (in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net earnings (loss)	$(1,189)	$(75)	$725	$(524)
Foreign currency translation adjustment	(138)	355	504	(369)

Comprehensive gain (loss)	$(1,327)	$280	$1,229	$(893)

Note 3. Computation of Earnings (Loss) Per Share

        Basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options and warrants. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants. Potentially dilutive shares have not been included for the three months ended September 30, 2002 and 2001, and nine months ended September 30, 2001, as their inclusion would be antidilutive.

Note 4. Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Raw materials	$2,885	$2,588
Work-in-process	2,046	1,549
Finished goods	4,372	5,008

	$9,303	$9,145

Note 5. Stockholders' Equity

        During the nine months ended September 30, 2002, 178,892 shares of common stock were issued for the exercise of common stock options and 28,320 shares of common stock were issued in connection with the Company's Employee Stock Purchase Plan (the "ESPP"), resulting in proceeds to the Company of approximately $0.8 million.

Note 6. Accounting Changes

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 are to be reassessed and the remaining amortization periods adjusted accordingly. SFAS No. 142 is effective January 1, 2002.

        Effective January 1, 2002, the Company has adopted SFAS No. 142. With this adoption, we have reclassified the net book value assigned to the assembled workforce intangible at December 31, 2001 to goodwill, which totaled approximately $0.1 million, and then ceased to amortize approximately $13.3 million of goodwill. Based on the current values assigned to goodwill and assembled workforce, the elimination of goodwill amortization had a positive impact on reported net earnings of approximately $1.8 million for the nine months ended September 30, 2002 as compared to the results reported for the nine months ended September 30, 2001; and the Company expects the positive impact to be approximately $2.5 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. We completed our review for impairment of goodwill during the first quarter of 2002 and no such impairment existed.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of. The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting

Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. Companies are required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on the financial statements.

Note 7. Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the United States (primarily Asia and Europe) represented 28% and 23% for the nine months ended September 30, 2002 and September 30, 2001, respectively. As of September 30, 2002 and December 31, 2001, balances due from foreign customers were $6.0 million and $6.4 million, respectively.

        The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Nine months ended September 30,
	2002	2001
	(unaudited)
Customer:
A	20%	19%
B	11%	13%

        As of September 30, 2002, accounts receivable from three customers with balances due in excess of 10% of total accounts receivable totaled $5.8 million while at December 31, 2001, accounts receivable from three customers with balances due in excess of 10% of total accounts receivable totaled $7.0 million.

        The following presents net sales for the nine months ended September 30, 2002 and 2001 and long-lived assets as of September 30, 2002 and December 31, 2001 by geographic territory:

			Net Sales
	Long-Lived Assets		Nine months ended September 30,
	September 30, 2002	December 31, 2001
			2002	2001
	(unaudited)		(unaudited)
United States operations:
Domestic	$22,491	$22,458	$37,624	$39,435
Foreign	—	—	9,690	6,819
Foreign operations	201	194	4,939	4,931

Total	$22,692	$22,652	$52,253	$51,185

Note 8. Restructuring

        In the first quarter of 2001, the Company implemented an expense reduction plan (the "Reduction Plan") of certain of its operations. The Reduction Plan included a workforce reduction of approximately 15 employees and closure of the Company's facilities in the United Kingdom ("U.K."). In the first quarter of 2001, the Company recorded a restructuring charge of approximately $0.6 million related to the Reduction Plan. The significant components of the Reduction Plan were $0.4 million for employee severance costs and $0.2 million in closing costs related to the U.K. facility. As of September 30, 2002 all amounts had been paid.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        In this quarterly report, all references to "we," "our" and "us" refer to Quidel Corporation and its subsidiaries.

Future Uncertainties

        This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration ("FDA"), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "might," "believe," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the SEC from time to time should be carefully considered. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Overview

        We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1984. The product base has expanded through internal development and acquisitions of other products. Our primary product areas are pregnancy and ovulation, infectious diseases, autoimmune diseases, osteoporosis and urinalysis. We discover, develop, manufacture and market rapid diagnostic products for point-of-care ("POC") detection. These products provide simple, accurate and cost-effective diagnoses for acute and chronic medical conditions. Products are sold worldwide to professionals in the physician's office and clinical laboratories, and to consumers through organizations that provide private label, store brand products.

Results of Operations

Net Sales

        Net sales decreased 12% to $14.1 million for the three months ended September 30, 2002 from $16.1 million for the three months ended September 30, 2001 and increased 2% to $52.3 million for the nine months ended September 30, 2002 from $51.2 million for the nine months ended September 30, 2001. The decrease for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was primarily due to certain distributors not making expected quarter-end purchases and changes in distributors' inventory management practices, which primarily impacted our pregnancy, Group A Strep and H.pylori products, partially offset by an increase in our influenza products. The increase for the nine months ended September 30, 2002 was primarily due to an increase in our influenza products, offset by a smaller decrease in pregnancy, Group A Strep and H.pylori product sales.

Research Contracts, License Fees and Royalty Income

        Research contracts, license fees and royalty income decreased to $0.4 million for the three months ended September 30, 2002 from $0.5 million for the three months ended September 30, 2001 and was constant at $1.3 million for both the nine months ended September 30, 2002 and September 30, 2001.

The revenue for all periods is primarily related to royalties received on our patented technologies utilized by third-parties.

Cost of Sales and Gross Profit From Net Sales

        Gross profit decreased to $6.2 million for the three months ended September 30, 2002 from $8.0 million for the three months ended September 30, 2001 and decreased to $25.2 million for the nine months ended September 30, 2002 from $25.9 million for the nine months ended September 30, 2001. Gross profit as a percentage of net sales decreased to 44% for the three months ended September 30, 2002 from 50% for the three months ended September 30, 2001, and decreased to 48% for the nine months ended September 30, 2002 from 51% for the nine months ended September 30, 2001. The decrease in the gross margin percentage for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001 is primarily attributable to a decrease in net sales volume for the three months ended September 30, 2002, underutilization of manufacturing capacity and costs resulting from lower production volumes in our Marburg, Germany facility, higher royalties associated with increased influenza product sales, pricing pressures related to our core products and charges related to outsourcing our packaging line, as well as a write-off of certain expired urinalysis products in the first quarter of 2002.

Research and Development Expense

        Research and development expense increased to $1.6 million for the three months ended September 30, 2002 from $1.5 million for the three months ended September 30, 2001 and decreased to $4.7 million for the nine months ended September 30, 2002 from $4.8 million for the nine months ended September 30, 2001. Research and development expense as a percentage of net sales, increased to 12% for the three months ended September 30, 2002 from 9% for the three months ended September 30, 2001 and remained constant at 9% for both the nine months ended September 30, 2002 and September 30, 2001. While research and development costs have been constant for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001, we have increased our costs related to the development of new products for the layered thin film platform ("LTF"), offset by efficiencies of integrating our resources in our northern California operations. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

Sales and Marketing Expense

        Sales and marketing expense increased to $4.4 million for the three months ended September 30, 2002 from $3.4 million for the three months ended September 30, 2001 and to $12.2 million for the nine months ended September 30, 2002 from $10.8 million for the nine months ended September 30, 2001. Sales and marketing expense as a percentage of net sales increased to 31% for the three months ended September 30, 2002 from 21% for the three months ended September 30, 2001 and increased to 23% for the nine months ended September 30, 2002 from 21% for the nine months ended September 30, 2001. The increases for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001 relate primarily to costs associated with the launch of our infectious vaginitis products, bone ultrasonometer and urinalysis instrument, including infrastructure, public relations, advertising and consulting fees.

General and Administrative Expense

        General and administrative expense increased to $2.0 million for the three months ended September 30, 2002 from $1.9 million for the three months ended September 30, 2001 and decreased to $6.4 million for the nine months ended September 30, 2002 from $6.5 million for the nine months ended September 30, 2001.

Restructuring Charge

        In the first quarter of 2001, we implemented an expense reduction plan (the "Reduction Plan"). The Reduction Plan included a workforce reduction of approximately 15 employees and the closure of our facilities in the U.K. In the first quarter of 2001, we recorded a restructuring charge of approximately $0.6 million. The significant components of the Reduction Plan were $0.4 million for employee severance costs and $0.2 million in closing costs related to the U.K. facility. As of September 30, 2001 all amounts had been paid.

Amortization of Intangibles

        Amortization of intangibles decreased to $0.5 million for the three months ended September 30, 2002 from $1.1 million for the three months ended September 30, 2001 and to $1.5 million for the nine months ended September 30, 2002 from $3.2 million for the nine months ended September 30, 2001. This decrease was primarily due to the adoption of Statement of Financial and Accounting Standards No. 142 ("SFAS No. 142") in January 2002 and the resulting elimination of goodwill amortization.

Interest Expense

        Interest expense decreased to $0.2 million for the three months ended September 30, 2002 from $0.3 million for the three months ended September 30, 2001 and to $0.7 million for the nine months ended September 30, 2002 from $1.0 million for the nine months ended September 30, 2001. These decreases relate primarily to a decrease in the average borrowing outstanding under our line of credit.

Income Taxes

        Income tax benefit was $0.8 million for the three months ended September 30, 2002 compared to an income tax provision of $0.4 million for the three months ended September 30, 2001 and an income tax provision of $0.5 million for the nine months ended September 30, 2002 compared to $1.2 million for the nine months ended September 30, 2001.

Liquidity and Capital Resources

        Our principal sources of liquidity have historically been cash flow from operations and borrowings under our line of credit. Our principal requirements for cash currently are for the funding of operations and capital expenditures.

        Cash provided by operating activities was $6.2 million and $5.0 million for the nine months ended September 30, 2002 and 2001, respectively and consisted of funding our working capital, less non-cash amortization and depreciation of $4.5 million and $6.4 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease in receivables of $3.2 million for the nine months ended September 30, 2002 compared to an increase of $0.7 million for the nine months ended September 30, 2001, an increase in inventories of $0.2 million for the nine months ended September 30, 2002 compared to a decrease of $1.0 million for the nine months ended September 30, 2001, an increase in prepaid and other assets of $0.2 million and $0.9 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease in accounts payable of $1.1 million and $1.4 million for the nine months ended September 30, 2002 and 2001, respectively, an increase in accrued payroll and related expenses of $0.3 million for the nine months ended September 30, 2002 compared to a decrease of $0.2 million for the nine months ended September 30, 2001, a decrease in accrued royalties of $0.5 million for the nine months ended September 30, 2002 compared to an increase of $0.1 million for the nine months ended September 30, 2001, and a decrease in other accrued liabilities of $1.0 million for the nine months ended September 30, 2002 compared to an increase of $0.5 million in other accrued liabilities for the nine months ended September 30, 2001.

        Cash used for investing activities was $3.0 million for the nine months ended September 30, 2002 and $4.1 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, the amount consisted primarily of cash used in connection with purchases of property and equipment of $2.9 million and $4.1 million, respectively. The amount consisted primarily of cash used in connection with purchases of property and equipment offset by proceeds from sale of certain assets of $0.6 million for the nine months ended September 30, 2001. Cash used for financing activities was $2.2 million for the nine months ended September 30, 2002 and $0.2 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002 the amount consisted primarily of net payments under our line of credit of $2.7 million, offset by proceeds from issuance of common stock of $0.8 million. For the nine months ended September 30, 2001 the amount consisted of the net payments on our line of credit of $0.8 million, offset by proceeds from issuance of common stock of $1.0 million.

        As of September 30, 2002, our outstanding indebtedness included $10.8 million under capital leases (primarily our San Diego facility). We have a $10 million term loan facility which matures in July 2008 and which bears interest at a rate equal to the lender's base rate minus one quarter of one percent. We also have a $10 million line of credit facility which matures in July 2004 and, at our option, bears interest at a rate equal to the lender's base rate minus one quarter of one percent or at the London InterBank Offering Rate plus two and one quarter percent. The agreement governing our line of credit and term loan facilities contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. As of September 30, 2002 there were no borrowings outstanding under either the line of credit or the term loan and we believe we were in compliance with all material covenants.

        We plan approximately $1.0 million in capital expenditures for the remainder of the year. The primary purpose for our capital expenditures is procuring manufacturing equipment, facilities improvements and information technology. We plan to fund these capital expenditures with cash flow from operations and borrowings under our existing credit facilities. We have no material commitments with respect to such planned expenditures as of the date of this filing.

        We also intend to continue searching for acquisition and technology licensing candidates. As such, we may need to incur additional debt or sell additional equity to fund these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash in operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on the current cash position and the current assessment of future operating results, we believe that our existing sources of liquidity will be adequate to meet operating needs during the next twelve months.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. While we have increased customer incentive programs for the nine months ended September 30, 2002 and 2001, if market conditions were to decline, we may take actions to further increase customer incentive offerings, possibly resulting in an incremental reduction of revenue and gross margin at the time the incentive is offered. We record revenues from product sales, net of related rebates and discounts at the time the sale is recognized. We recognize an allowance for pricing rebates based upon the estimated amounts of rebates that will be claimed by the customers. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are free on board ("FOB") destination and at the time of shipment when the sales terms are FOB shipping point. We also earn income for performing services under joint development agreements and licensing of technology. Milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met when substantive effort is required to achieve the milestone, the amount of the milestone payments appears reasonable and commensurate with the effort expended and collection of the payment is reasonably assured. Income from the grant of distribution rights is recorded when the event triggering payment to us has occurred as specified by the terms of the related distribution agreements and collectibility is reasonably assured.

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

        In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets," became effective and, as a result, we ceased to amortize goodwill and indefinite-lived intangible assets. We currently expect that the elimination of goodwill and indefinite-lived amortization will have a positive impact on net earnings for the year ended December 31, 2002 of approximately $2.5 million. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed our review during the first quarter of 2002 and concluded there was no impairment of our goodwill. In a future review, we cannot assure you a material impairment charge will not be recorded.

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

        The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. Based on our market risk sensitive instruments outstanding at September 30, 2002 and December 31, 2001, we believe that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Risk Factors

Our operating results may fluctuate as a result of factors that are outside our control, and this could have a negative effect on the price of our common stock.

        Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. The market price of our common stock has fluctuated substantially in the past. Between September 30, 2001 and September 30, 2002, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $3.33 to a high of $8.75. We expect the market price of our common stock to continue to experience significant fluctuations in the future in response to a variety of factors, including fluctuation in our operating results.

        For the nine months ended September 30, 2002, total revenues increased 2% to $52.3 million from $51.2 million for the nine months ended September 30, 2001. We had net earnings of $0.7 million for the nine months ended September 30, 2002 compared to a net loss of $0.5 million for the nine months ended September 30, 2001. The increase in earnings for the nine months ended September 30, 2002 is primarily due to an increase in our influenza products, as well as the elimination of goodwill amortization in 2002 offset by decreases in some our core products due to certain distributors not making expected quarter-end purchases and changes in distributors' inventory management practices during the three months ended September 30, 2002. We may not continue our revenue growth or continue to achieve profitability. Operating results may continue to fluctuate, in a given quarter or annual period, or from prior periods as a result of a number of factors, many of which are outside of our control.

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

        We must change the mix of products we sell from time to time. For example, while we do not believe that we currently have major products that are nearing the end of their life cycle, we may in the future be required to replace aging products. We also attempt to focus development efforts on products with relatively higher margins. The development, manufacture and sale of our diagnostic products require a significant investment of resources. We may incur increased operating expenses as a result of our increased investment in sales and marketing activities, manufacturing scale-up and new product development associated with our efforts to:

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

        Unexpected increases in demand for our products could also require us to obtain additional raw materials in order to manufacture products to meet the demand. The majority of raw materials and purchased components used to manufacture our products are readily available. However, some raw materials require significant ordering lead time and/or are currently obtained from a sole supplier or a limited group of suppliers. We have long-term supply agreements with these vendors. The reliance on sole or limited suppliers and the failure to maintain long-term agreements with other suppliers involve several risks, including the inability to obtain an adequate supply of raw materials and components and reduced control over pricing, quality and timely delivery. Although we attempt to minimize our supply risks by maintaining an inventory of raw materials and continuously evaluating other sources, any interruption in supply could have a material adverse effect on our net sales or cost of sales.

The loss of key distributors or an unsuccessful effort to directly distribute our products could lead to reduced sales.

        Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 52% and 49% of our net sales for the nine months ended September 30, 2002 and September 30, 2001, respectively. While we believe our relationship with our distributors is good, the loss of a major distributor may have an adverse effect on our net sales. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, many distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

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

        In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. We have a large number of multinational and regional competitors making investments in competing technologies, including several large pharmaceutical and diversified healthcare companies. These competitors include Abbott Laboratories, Beckman Coulter Primary Care Diagnostics, Becton Dickinson and Genzyme. In November 1999, Abbott Laboratories ceased manufacturing certain diagnostic products in its primary manufacturing facility in conjunction with a consent decree from the FDA. Currently we are not aware of a date at which Abbott Laboratories may re-enter the market. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective than ours, or are cheaper, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

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

        We have a license agreement with Becton Dickinson related to our pregnancy and Group A Strep products, which products account for 53% and 63% of our net sales during the nine months ended September 30, 2002 and September 30, 2001, respectively. The license agreement expires in 2004. Our ability to obtain patents and licenses, and their benefits, are uncertain. We have 192 issued patents and approximately 70 applications are pending. Our patents have expiration dates from 2002 to 2020. There are no patents that are expiring in the near term which we consider material to our business. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. In addition to the U.S., we have patents issued in Canada, Germany, France, U.K., Italy, Spain, Australia, Belgium, Korea, Norway, Lithuania, The Netherlands, Austria, Switzerland, Sweden and South Africa. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested, and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms.

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

We are subject to numerous government regulations in addition to FDA regulation, and compliance with changes could increase our costs.

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

        Our products are sold internationally, primarily to customers in Japan and Europe, including Germany, Italy and Poland. Sales to foreign customers accounted for 28% and 23% of our net sales for the nine months ended September 30, 2002 and 2001, respectively, and are expected to continue to account for a significant percentage of our net sales. In December 2001, we began manufacturing our urinalysis products in Marburg, Germany. Any delays or problems encountered in the integration of this process could result in shipment delays and increased manufacturing costs and could have a material adverse effect on our results of operations. International sales and manufacturing operations are subject to inherent risks which could increase our costs and stifle our growth opportunities. These risks include:

  •
  exposure to currency exchange fluctuations, such as the 10% increase in the value of the Euro against the U.S. dollar for the nine months ended September 30, 2002 and the 6% drop in the value of the German and Italian currencies against the U.S. dollar during fiscal 2001;

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

  •
  potentially adverse tax consequences.

        Even that portion of our international sales which is negotiated for and paid in U.S. dollars is subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products and our anticipated foreign operations, as could changes in the general economic conditions in those markets. For the nine months ended September 30, 2002, for example, the value of the Euro increased 10% against the U.S. dollar, while in fiscal 2001, the value of the German and Italian currencies dropped 6% against the U.S. dollar. To date, we have not reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, however, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. During 2002, Economic Monetary Union countries in Europe adopted the Euro as their single currency. As of yet, we have not seen any unusual costs associated with the use of the Euro, but we continue to monitor its impact on our operations. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations. Although we do not currently hedge against exchange rate fluctuations, any measures we take to hedge against exchange rate fluctuations may not adequately protect us from their potential harm.

We rely on a continuous power supply to conduct our operations, and California's energy crisis could disrupt our operations and increase our expenses.

        California has recently experienced an energy crisis that could have disrupted our operations and significantly increased our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently have a backup generator with limited capacity. We have no alternate source of power in the event of a blackout, and our current insurance does not provide coverage for any damages that we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Furthermore, our utility expenses have increased substantially and could continue to be negatively impacted by the California energy crisis.

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

        Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our securities and impair our ability to complete equity financings. We currently have outstanding the following shares of common stock:

  •
  Approximately 28.9 million shares of common stock that have been issued in registered offerings and are freely tradable in the public markets.

  •
  In addition, approximately 5.7 million shares of common stock are issuable upon exercise of stock options outstanding as of September 30, 2002 under our various stock option plans at a weighted average exercise price of $4.64 per share.

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

Item 4. Controls and Procedures

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information (including information about our consolidated subsidiaries) required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

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

ITEM 5. OTHER EVENTS

        Effective as of August 28, 2002, Mark A. Pulido was appointed to our board of directors, thereby filling the vacancy caused by the resignation of Richard C.E. Morgan in June 2002.

        Our Audit Committee did not pre-approve any non-audit services by our independent auditors during the period covered by this report.

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

10.1	Registrant's 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
10.2	Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.3(1)	Registrant's 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.4(1)	Registrant's 1990 Director Option Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
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
10.12(1)
Amended Employment and Stock Option Agreement effective August 13, 2001 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.13(1)	Employment agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2001.)

10.14(1)
Stock option agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.15(1)
Amended employment agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.16(1)
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
10.18	Form of Asset Sale Agreement — Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.19	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.20	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.21	Form of Indemnification Agreement — Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.)
10.22	Master Revolving Note dated August 29, 2002 by Quidel Corporation in favor of Comerica Bank — California.
10.23	Variable Rate—Single Payment Note dated August 29, 2002 by Quidel Corporation in favor of Comerica Bank — California.
10.24	Security Agreement dated as of August 29, 2002 between Quidel Corporation and Comerica Bank — California.
10.25	Business Loan Agreement dated as of August 29, 2002 between Comerica Bank — California and Quidel Corporation.
99.1
Certification by the President and Chief Executive Officer and Vice President, Corporate Operations and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Indicates a management plan or compensatory plan or arrangement.
(b)
Reports on Form 8-K filed in the quarter ended September 30, 2002

  None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIDEL CORPORATION
Date: November 14, 2002	/s/ S. Wayne Kay S. Wayne Kay President and Chief Executive Officer (Principal Executive Officer)
/s/ Paul E. Landers Paul E. Landers Vice President, Corporate Operations, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, S. Wayne Kay, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Quidel Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ S. WAYNE KAY S. Wayne Kay President and Chief Executive Officer Quidel Corporation

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Paul E. Landers, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Quidel Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ PAUL E. LANDERS Paul E. Landers Chief Financial Officer Quidel Corporation

Exhibit Index

Exhibit Number
2.1	Agreement and Plan of Merger, as amended, dated as of October 30, 2000, among Litmus Concepts, Inc., Quidel Corporation and Litmus Acquisition Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on December 22, 2000.)
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1991.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated November 8, 2000.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (incorporated by reference to Exhibit 1(A) to the Company's Registration Statement on Form 8-A filed on January 14, 1997.)
4.2	Amended and Restated Rights Agreement dated as of May 24, 2002 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's current report on Form 8-K filed on May 29, 2002).
10.1	Registrant's 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
10.2	Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.3(1)	Registrant's 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.4(1)	Registrant's 1990 Director Option Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.5	Form of Registration Rights Agreement of the Registrant. (Incorporated by reference to Appendix C to the final Joint Proxy Statement/Prospectus dated January 4, 1991 included within Amendment No. 2 to the Registrant's Registration Statement No. 33-38324 on Form S-4 filed on January 4, 1991.)
10.6	Assumption Agreement dated January 31, 1991. (Incorporated by reference to Exhibit 10.52.1 to the Registrant's Form 8-K dated February 26, 1991.)
10.7	Trademark License Agreement dated October 1, 1994 between the Registrant and Becton Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.8	Stock Purchase Agreement dated January 5, 1995 between Registrant and Eli Lilly & Company for the sale of all the outstanding capital stock of Pacific Biotech, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated January 5, 1995.)
10.9	Settlement Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.10	Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended March 31, 1997.)

10.11	Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.12(1)	Amended Employment and Stock Option Agreement effective August 13, 2001 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.13(1)	Employment agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.14(1)	Stock option agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.15(1)	Amended employment agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.16(1)	Stock option agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.17	Offer to Purchase for Cash all outstanding shares of common stock of Metra Biosystems, Inc. by MBS Acquisition Corporation, a wholly-owned subsidiary of Quidel Corporation at $1.78 net per share. (Incorporated by reference to Metra's Schedule 14D-1 dated June 9, 1999.)
10.18	Form of Asset Sale Agreement — Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.19	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.20	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.21	Form of Indemnification Agreement — Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.)
10.22	Master Revolving Note dated August 29, 2002 by Quidel Corporation in favor of Comerica Bank — California.
10.23	Variable Rate—Single Payment Note dated August 29, 2002 by Quidel Corporation in favor of Comerica Bank — California.
10.24	Security Agreement dated as of August 29, 2002 between Quidel Corporation and Comerica Bank — California.
10.25	Business Loan Agreement dated as of August 29, 2002 between Comerica Bank — California and Quidel Corporation.
99.1	Certification by the President and Chief Executive Officer and Vice President, Corporate Operations and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Indicates a management plan or compensatory plan or arrangement.

QuickLinks

QUIDEL CORPORATION FORM 10-Q FOR THE QUARTER ENDED September 30, 2002
INDEX
QUIDEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data, unaudited)
QUIDEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)
Quidel Corporation Notes to Condensed Consolidated Financial Statements (Unaudited)
PART II—OTHER INFORMATION
SIGNATURE
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit Index