Form 10-Q/A
period 2002-03-31
QUIDEL CORP /DE/
filed 2003-03-31
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

QUIDEL CORPORATION
FORM 10-Q/A
FOR THE QUARTER ENDED
MARCH 31, 2002

Introductory Note

        We issued a press release on February 10, 2003, announcing our intention to restate our financial statements for the year ended December 31, 2001, for each quarter in the year ended December 31, 2001 and for each quarter in the nine month period ended September 30, 2002. The condensed consolidated financial statements and Part 1 Item 1 of this Form 10-Q/A (Amendment No. 1) have been amended to give effect to the restatement discussed in Note 2 to the condensed consolidated financial statements.

        This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited) (restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,653	$3,396
Accounts receivable, net	14,727	15,657
Inventories	7,947	9,145
Prepaid expenses and other current assets	1,345	922

Total current assets	27,672	29,120
Property and equipment, net	22,733	22,652
Intangible assets, net	26,326	26,866
Deferred tax asset	1,581	2,684
Other assets	1,158	1,071

Total assets	$79,470	$82,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,113	$4,008
Accrued payroll and related expenses	1,418	987
Line of credit	—	2,650
Current portion of obligations under capital leases	409	424
Other accrued liabilities	2,678	3,261

Total current liabilities	6,618	11,330
Deferred rent	807	662
Capital leases, net of current portion	10,541	10,654
Stockholders' equity:
Common stock	30	30
Additional paid-in capital	139,991	139,578
Accumulated other comprehensive loss	(752)	(632)
Accumulated deficit	(77,765)	(79,229)

Total stockholders' equity	61,504	59,747

Total liabilities and stockholders' equity	$79,470	$82,393

See accompanying notes to condensed consolidated financial statements.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended March 31,
	2002	2001
	(restated)	(restated)
REVENUES
Net sales	$20,766	$19,544
Research contracts, license fees and royalty income	446	398

Total revenues	21,212	19,942

COSTS AND EXPENSES
Cost of sales	10,097	9,127
Research and development	1,559	1,533
Sales and marketing	4,038	4,102
General and administrative	2,321	2,254
Restructuring charge	—	550
Amortization of intangibles	491	1,103

Total costs and expenses	18,506	18,669

Earnings from operations	2,706	1,273
OTHER INCOME (EXPENSE)
Interest expense	(245)	(337)
Interest income	2	11
Other	104	(11)

Total other expense	(139)	(337)

Earnings before provision for income taxes	2,567	936
Provision for income taxes	1,103	685

Net earnings	$1,464	$251

Basic and diluted earnings per share	$0.05	$0.01

Weighted shares used in basic earnings per share calculation	28,754	28,124

Weighted shares used in diluted earnings per share calculation	30,133	29,038

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

Note 2. Restatement of Financial Statements

        The Company has restated its consolidated balance sheets as of March 31, 2002 and December 31, 2001 and its consolidated statements of operations for the three months ended March 2002 and 2001 as described below. The restatement adjustment was required to reflect the appropriate accounting treatment for a lease obligation. In January 2001, the Company entered into a nine-year lease agreement for its manufacturing facility in Santa Clara, California, whereby the agreement included scheduled rent increases in each succeeding year. The Company had originally accounted for the lease payments based on cash paid. SFAS No. 13, "Accounting for Leases", requires that operating leases which include scheduled rent increases be accounted for on a straight-line basis.

        Key financial data as of March 31, 2002 and December 31, 2001 and for the three month periods ended March 31, 2001 and 2002, as previously reported and as restated, are as follows (in thousands, except per share data):

	As Previously Reported		As Restated
	Three months ended March 31,		Three months ended March 31,
	2002	2001	2002	2001
Statements of Operations:
Revenue	$20,766	$19,544	$20,766	$19,544
Cost of sales	9,981	8,994	10,097	9,127
General and administrative expenses	2,292	2,221	2,321	2,254
Net earnings	1,609	417	1,464	251
Basic net earnings per share	0.06	0.01	0.05	0.01
Diluted net earnings per share	0.05	0.01	0.05	0.01
	As Previously Reported		As Restated
	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001
Balance Sheets:
Deferred rent	$—	$—	$807	$662
Accumulated deficit	(76,958)	(78,567)	(77,765)	(79,229)

Note 3. Comprehensive Income (Loss)

        The components of comprehensive income (loss) are as follows (in thousands, unaudited):

	Three months ended March 31,
	2002	2001
Net earnings	$1,464	$251
Foreign currency translation adjustment	(120)	(483)

Comprehensive income (loss)	$1,344	$(232)

Note 4. Computation of Earnings Per Share

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

Note 6. Stockholders' Equity

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

Note 7. Accounting Changes

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

Note 9. Restructuring

        In the first quarter of 2001, the Company implemented an expense reduction plan (the "Reduction Plan"). The Reduction Plan included a workforce reduction of approximately 15 employees and closure of the Company's facilities in the United Kingdom. In the first quarter of 2001, the Company recorded a restructuring charge of approximately $0.6 million related to the Reduction Plan. The significant components of the Reduction Plan were $0.5 million for employee severance costs and $0.1 million in closing costs related to the United Kingdom facility. The Reduction Plan was completed as of the end of the first quarter ended March 31, 2001, and no remaining amounts are accrued as of March 31, 2002.

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

Cost of Sales and Gross Profit From Net Sales

        Gross profit from net sales increased to $10.7 million for the three months ended March 31, 2002 from $10.4 million for the three months ended March 31, 2001. Gross profit as a percentage of net sales ("gross margin") decreased to 51% for the three months ended March 31, 2002 from 53% for the three months ended March 31, 2001. The decrease for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was primarily due to an inventory write-off of certain expired urinalysis products and higher royalties associated with our increased influenza product sales, partially offset by higher gross margins due to our increased influenza product sales.

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

General and Administrative Expense

        General and administrative expense was $2.3 million for both of the three months ended March 31, 2002 and March 31, 2001. General and administrative expense as a percentage of net sales remained constant at 11% for the three months ended March 31, 2002 and 12% for the three months ended March 31, 2001.

Restructuring

        In the first quarter of 2001, we implemented an expense reduction plan (the "Reduction Plan"). The Reduction Plan included a workforce reduction of approximately 15 employees and closure of our facilities in the United Kingdom. In the first quarter of 2001, we recorded a restructuring charge of approximately $0.6 million related to the Reduction Plan. The significant components of the Reduction Plan were $0.5 million for employee severance costs and $0.1 million in closing costs related to the United Kingdom facility. The Reduction Plan was completed as of the end of the first quarter ended March 31, 2001, and no remaining amounts are accrued as of March 31, 2002.

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

        Cash provided by operating activities was $3.9 million for the three months ended March 31, 2002 and $2.1 million for the three months ended March 31, 2001 and consisted of funding our net earnings or working capital, as applicable, less non-cash amortization and depreciation of $1.5 million for the three months ended March 31, 2002 and $2.2 million for the three months ended March 31, 2001, a decrease in receivables of $0.9 million for the three months ended March 31, 2002 compared to a decrease of $1.1 million for the three months ended March 31, 2001, a decrease in inventories of $1.2 million for the three months ended March 31, 2002 compared to a decrease of $0.3 million for three months ended March 31, 2001, an increase in prepaid and other assets of $0.4 for the three months ended March 31, 2002, compared to an increase of $0.2 million for the three months ended March 31, 2001, a decrease in accounts payable of $1.9 million for the three months ended March 31, 2002 compared to a decrease of $1.7 million for the three months ended March 31, 2001, a decrease in accrued payroll and related expenses of $0.4 million for the three months ended March 31, 2002 compared to a decrease of $0.1 million for the three months ended March 31, 2001, a decrease in other accrued liabilities of $0.5 million for the three months ended March 31, 2002 compared to a decrease of $1.1 million for the three months ended March 31, 2001 and an increase in deferred rent liability of $0.1 million for the three months ended March 31, 2002 compared to an increase of $0.2 million for the three months ended March 31, 2001.

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

        For the three months ended March 31, 2002, revenues increased 6% to $20.8 million from $19.5 million for the three months ended March 31, 2001. We had net earnings of $1.5 million for the three months ended March 31, 2002 compared to net earnings of $0.3 million for the three months ended March 31, 2001. The increase for the three months ended March 31, 2002 is primarily due to the restructuring charge recorded for the three months ended March 31, 2001 and cessation of goodwill amortization effective January 1, 2002. We may not continue our revenue growth or continue to achieve profitability. Operating results may continue to fluctuate, in a given quarter or annual period, or from prior periods as a result of a number of factors, many of which are outside of our control.

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
10.22		Form of Asset Sale Agreement — Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.23		Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.24		Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.25		Form of Indemnification Agreement — Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.)
99.1		Certification by the President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Secretary of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Indicates a management plan or compensatory plan or arrangement.

(b)
Reports on Form 8-K filed in the quarter ended March 31, 2002

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIDEL CORPORATION
Date: March 31, 2003	/s/ S. Wayne Kay S. Wayne Kay President and Chief Executive Officer (Principal Executive Officer) and Secretary and authorized signatory

CERTIFICATION

I, S. Wayne Kay, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Quidel Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        Date: March 31, 2003

/s/ S. WAYNE KAY S. Wayne Kay President and Chief Executive Officer Quidel Corporation

CERTIFICATION

I, Paul E. Landers, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Quidel Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        Date: March 31, 2003

/s/ PAUL E. LANDERS Paul E. Landers Senior Vice President, Chief Financial Officer and Secretary Quidel Corporation

QuickLinks

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
  PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION