Form 10-Q/A
period 2002-06-30
QUIDEL CORP /DE/
filed 2003-03-31
CIK 353569

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

QUIDEL CORPORATION
FORM 10-Q/A
FOR THE QUARTER ENDED
June 30, 2002

Introductory Note

        We issued a press release on February 10, 2003, announcing our intention to restate our financial statements for the year ended December 31, 2001, for each quarter in the year ended December 31, 2001 and for each quarter in the nine month period ended September 30, 2002. The condensed consolidated financial statements and Part 1 Item I of this Form 10-Q/A (Amendment No. 1) have been amended to give effect to the restatement discussed in Note 2 to the condensed consolidated financial statements.

        This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)	(restated)
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,738	$3,396
Accounts receivable, net	12,931	15,657
Inventories	7,722	9,145
Prepaid expenses and other current assets	1,397	922

Total current assets	28,788	29,120
Property and equipment, net	22,882	22,652
Intangible assets, net	25,869	26,866
Deferred tax asset	1,368	2,684
Other assets	1,251	1,071

Total assets	$80,158	$82,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,006	$4,008
Accrued payroll and related expenses	1,047	987
Line of credit	—	2,650
Current portion of obligations under capital leases	424	424
Other accrued liabilities	1,807	3,261

Total current liabilities	6,284	11,330
Deferred rent	952	662
Capital leases, net of current portion	10,429	10,654
Stockholders' equity:
Common stock	30	30
Additional paid-in capital	140,058	139,578
Accumulated other comprehensive earnings (loss)	10	(632)
Accumulated deficit	(77,605)	(79,229)

Total stockholders' equity	62,493	59,747

Total liabilities and stockholders' equity	$80,158	$82,393

See accompanying notes to condensed consolidated financial statements.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(restated)	(restated)	(restated)	(restated)
REVENUES
Net sales	$17,361	$15,524	$38,127	$35,068
Research contracts, license fees and royalty income	428	468	874	866

Total revenues	17,789	15,992	39,001	35,934
COSTS AND EXPENSES
Cost of sales	9,265	8,317	19,362	17,444
Research and development	1,544	1,751	3,103	3,343
Sales and marketing	3,767	3,289	7,805	7,391
General and administrative	2,181	2,435	4,502	4,689
Restructuring charge	—	—	—	550
Amortization of intangibles	486	1,044	977	2,088

Total costs and expenses	17,243	16,836	35,749	35,505

Earnings (loss) from operations	546	(844)	3,252	429
OTHER INCOME (EXPENSE)
Interest income	4	30	6	41
Interest expense	(239)	(345)	(484)	(682)
Other	61	195	165	184

Total other income (expense)	(174)	(120)	(313)	(457)

Earnings (loss) before provision for income taxes	372	(964)	2,939	(28)
Provision for income taxes	212	68	1,315	753

Net earnings (loss)	$160	$(1,032)	$1,624	$(781)

Basic earnings (loss) per share	$0.01	$(0.04)	$0.06	$(0.03)

Diluted earnings (loss) per share	$0.01	$(0.04)	$0.05	$(0.03)

Weighted shares used in basic per share calculation	28,800	28,177	28,777	28,151

Weighted shares used in diluted per share calculation	29,978	28,177	30,059	28,151

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

Note 2. Restatement of Financial Statements

        The Company has restated its consolidated balance sheets as of June 30, 2002 and December 31, 2001 and its consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 as described below. The restatement adjustment was required to reflect the appropriate accounting treatment for a lease obligation. In January 2001, the Company entered into a nine-year lease agreement for its manufacturing facility in Santa Clara, California, whereby the agreement included scheduled rent increases in each succeeding year. The Company had originally accounted for the lease payments based on cash paid. SFAS No. 13, "Accounting for Leases", requires that operating leases which include scheduled rent increases be accounted for on a straight-line basis.

        Key financial data as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001, as previously reported and as restated, are as follows (in thousands, except per share data):

	As Previously Reported				As Restated
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001	2002	2001	2002	2001
Statements of Operations:
Revenue	$17,361	$15,524	$38,127	$35,068	$17,361	$15,524	$38,127	$35,068
Cost of sales	9,149	8,184	19,130	17,178	9,265	8,317	19,362	17,444
General and administrative expenses	2,152	2,402	4,444	4,623	2,181	2,435	4,502	4,689
Net earnings (loss)	305	(866)	1,914	(449)	160	(1,032)	1,624	(781)
Basic net earnings (loss) per share	0.01	(0.03)	0.07	(0.02)	0.01	(0.04)	0.06	(0.03)
Diluted net earnings (loss) per share	0.01	(0.03)	0.06	(0.02)	0.01	(0.04)	0.05	(0.03)
	As Previously Reported		As Restated
	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
Balance Sheets:
Deferred rent	$—	$—	$952	$662
Accumulated deficit	(76,653)	(78,567)	(77,605)	(79,229

Note 3. Comprehensive Earnings (Loss)

      The components of comprehensive earnings (loss) are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net earnings (loss)	$160	$(1,032)	$1,624	$(781)
Foreign currency translation adjustment	762	(241)	642	(724)

Comprehensive earnings (loss)	$922	$(1,273)	$2,266	$(1,505)

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

Note 6. Stockholders' Equity

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

Cost of Sales and Gross Profit From Net Sales

        Gross profit from net sales increased to $8.1 million for the three months ended June 30, 2002 from $7.2 million for the three months ended June 30, 2001 and increased to $18.8 million for the six months ended June 30, 2002 from $17.6 million for the six months ended June 30, 2001. Gross profit as a percentage of net sales increased to 47% for the three months ended June 30, 2002 from 46% for the three months ended June 30, 2001 and decreased to 49% for the six months ended June 30, 2002 from 50% for the six months ended June 30, 2001. The relatively flat nature of the gross margin percentage for the three month periods ended June 30, 2002 and 2001 are primarily attributable to an increased net sales volume for the three months ended June 30, 2002, offset by underutilization of manufacturing capacity and costs resulting from lower production volumes in our Marburg, Germany facility, charges related to outsourcing our packaging line and mix and pricing related to our core products. The decrease in the gross margin percentage for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 are largely due to pricing pressures on our core products, underutilization of manufacturing capacity and costs resulting from lower production volumes in our Marburg, Germany facility, charges related to outsourcing our packaging line, a write-off of certain expired urinalysis products, higher royalties associated with increased influenza product sales and mix and pricing related to our core products, partially offset by an increased net sales volume for the six months ended June 30, 2002.

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

General and Administrative Expense

        General and administrative expense decreased to $2.2 million for the three months ended June 30, 2002 from $2.4 million for the three months ended June 30, 2001 and to $4.5 million for the six months ended June 30, 2002 from $4.7 million for the six months ended June 30, 2001. General and administrative expense as a percentage of net sales decreased to 12% for the three months ended June 30, 2002 from 16% for the three months ended June 30, 2001 and decreased to 13% for the six months ended June 30, 2002 from 13% for the six months ended June 30, 2001. These decreases were primarily due to decreases in legal and relocation expense.

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

        Cash provided by operating activities was $7.5 million for the six months ended June 30, 2002 and $1.6 million for the six months ended June 30, 2001 and consisted of funding our working capital, less non-cash amortization and depreciation of $3.0 million for the six months ended June 30, 2002 and $4.4 million for the six months ended June 30, 2001, a decrease in receivables of $2.7 million for the six months ended June 30, 2002 compared to a decrease of $1.7 million for the six months ended June 30, 2001, a decrease in inventories of $1.4 million for the six months ended June 30, 2002 compared to a decrease of $2.0 million for the six months ended June 30, 2001, an increase in prepaid and other assets of $0.5 for the six months ended June 30, 2002 compared to an increase of $2.0 million for the six months ended June 30, 2001, a decrease in accounts payable of $1.0 million for the six months ended June 30, 2002 compared to a decrease of $2.4 million for the six months ended June 30, 2001, an increase in accrued payroll and related expenses of $0.1 million for the six months ended June 30, 2002 compared to a decrease of $0.4 million for the six months ended June 30, 2001, a decrease in other accrued liabilities of $1.5 million for the six months ended June 30, 2002 compared to a decrease of $1.7 million for the six months ended June 30, 2001 and an increase in deferred rent liability of $0.3 million for both the six months ended June 30, 2002 and six months ended June 30, 2001.

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

        For the six months ended June 30, 2002, total revenues increased 9% to $39.0 million from $35.9 million for the six months ended June 30, 2001. We had net earnings of $1.6 million for the six months ended June 30, 2002 compared to a net loss of $0.8 million for the six months ended June 30, 2001. The increase in total revenues and earnings for the six months ended June 30, 2002 are primarily due to an increase in influenza and infectious vaginitis products, offset by decreases in our core products, as well as the elimination of goodwill amortization in 2002. We may not continue our revenue growth or continue to achieve profitability. Operating results may continue to fluctuate, in a given quarter or annual period, or from prior periods as a result of a number of factors, many of which are outside of our control.

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

Date: March 31, 2003	/s/ S. Wayne Kay S. Wayne Kay President and Chief Executive Officer of Quidel Corporation

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

QuickLinks

QUIDEL CORPORATION FORM 10-Q/A FOR THE QUARTER ENDED June 30, 2002
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
CERTIFICATION
CERTIFICATION