Form 10-Q/A
period 2002-09-30
QUIDEL CORP /DE/
filed 2003-03-31
CIK 353569

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
September 30, 2002

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited) (restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,885	$3,396
Accounts receivable, net	12,444	15,657
Inventories, net	9,303	9,145
Prepaid expenses and other current assets	1,141	922

Total current assets	27,773	29,120
Property and equipment, net	22,692	22,652
Intangible assets, net	25,337	26,866
Deferred tax asset	2,180	2,684
Other assets	1,086	1,071

Total assets	$79,068	$82,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,881	$4,008
Accrued payroll and related expenses	1,323	987
Line of credit	—	2,650
Current portion of obligations under capital leases	439	424
Other accrued liabilities	1,695	3,261

Total current liabilities	6,338	11,330
Deferred rent	1,097	662
Capital leases, net of current portion	10,314	10,654
Stockholders' equity:
Common stock	30	30
Additional paid-in capital	140,356	139,578
Accumulated other comprehensive loss	(128)	(632)
Accumulated deficit	(78,939)	(79,229)

Total stockholders' equity	61,319	59,747

Total liabilities and stockholders' equity	$79,068	$82,393

See accompanying notes to condensed consolidated financial statements.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(restated)	(restated)	(restated)	(restated)
REVENUES
Net sales	$14,126	$16,117	$52,253	$51,185
Research contracts, license fees and royalty income	382	451	1,256	1,317

Total revenues	14,508	16,568	53,509	52,502
COSTS AND EXPENSES
Cost of sales	8,019	8,205	27,381	25,649
Research and development	1,644	1,484	4,747	4,768
Sales and marketing	4,366	3,374	12,171	10,765
General and administrative	1,992	1,949	6,494	6,638
Restructuring charge	—	—	—	550
Amortization of intangibles	483	1,099	1,460	3,246

Total costs and expenses	16,504	16,111	52,253	51,616

Earnings (loss) from operations	(1,996)	457	1,256	886
OTHER (INCOME) EXPENSE
Interest income	(3)	(2)	(9)	(43)
Interest expense	238	328	722	1,010
Other	(86)	(78)	(251)	(262)

Total other expense	149	248	462	705

Earnings (loss) before income taxes	(2,145)	209	794	181
Provision (benefit) for income taxes	(811)	449	504	1,202

Net earnings (loss)	$(1,334)	$(240)	$290	$(1,021)

Basic and diluted earnings (loss) per share	$(0.05)	$(0.01)	$0.01	$(0.04)

Weighted shares used in basic per share calculation	28,850	28,302	28,802	28,202

Weighted shares used in diluted per share calculation	28,850	28,302	29,912	28,202

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

Note 2. Restatement of Financial Statements

        The Company has restated its consolidated balance sheets as of September 30, 2002 and December 31, 2001 and its consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 as described below. The restatement adjustment was required to reflect the appropriate accounting treatment for a lease obligation. In January 2001, the Company entered into a nine-year lease agreement for its manufacturing facility in Santa Clara, California, whereby the agreement included scheduled rent increases in each succeeding year. The Company had originally accounted for the lease payments based on cash paid. SFAS No. 13, "Accounting for Leases", requires that operating leases which include scheduled rent increases be accounted for on a straight-line basis.

        Key financial data as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001, as previously reported and as restated, are as follows (in thousands, except per share data):

	As Previously Reported				As Restated
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001	2002	2001	2002	2001
Statements of Operations:
Revenue	$14,126	$16,117	$52,253	$51,185	$14,126	$16,117	$52,253	$51,185
Cost of sales	7,903	8,072	27,033	25,250	8,019	8,205	27,381	25,649
General and administrative expenses	1,963	1,917	6,407	6,540	1,992	1,949	6,494	6,638
Net earnings (loss)	(1,189)	(75)	725	(524)	(1,334)	(240)	290	(1,021)
Basic net earnings (loss) per share	(0.04)	0.00	0.03	(0.02)	(0.05)	(0.01)	0.01	(0.04)
Diluted net earnings (loss) per share	(0.04)	0.00	0.02	(0.02)	(0.05)	0.01	0.01	(0.04)
	As Previously Reported		As Restated
	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001
Balance Sheets:
Deferred rent	$—	$—	$1,097	$662
Accumulated deficit	(77,842)	(78,567)	(78,939)	(79,229)

Note 3. Comprehensive Gain (Loss)

        The components of comprehensive gain (loss) are as follows (in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net earnings (loss)	$(1,334)	$(240)	$290	$(1,021)
Foreign currency translation adjustment	(138)	355	504	(369)

Comprehensive gain (loss)	$(1,472)	$115	$794	$(1,390)

Note 4. Computation of Earnings (Loss) Per Share

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

Note 6. Stockholders' Equity

        During the nine months ended September 30, 2002, 178,892 shares of common stock were issued for the exercise of common stock options and 28,320 shares of common stock were issued in connection with the Company's Employee Stock Purchase Plan (the "ESPP"), resulting in proceeds to the Company of approximately $0.8 million.

Note 7. Accounting Changes

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

Note 9. Restructuring

        In the first quarter of 2001, the Company implemented an expense reduction plan (the "Reduction Plan") of certain of its operations. The Reduction Plan included a workforce reduction of approximately 15 employees and closure of the Company's facilities in the United Kingdom ("U.K."). In the first quarter of 2001, the Company recorded a restructuring charge of approximately $0.6 million related to the Reduction Plan. The significant components of the Reduction Plan were $0.5 million for employee severance costs and $0.1 million in closing costs related to the U.K. facility. As of September 30, 2002 all amounts had been paid.

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

Cost of Sales and Gross Profit From Net Sales

        Gross profit decreased to $6.1 million for the three months ended September 30, 2002 from $7.9 million for the three months ended September 30, 2001 and decreased to $24.9 million for the nine months ended September 30, 2002 from $25.5 million for the nine months ended September 30, 2001. Gross profit as a percentage of net sales decreased to 43% for the three months ended September 30, 2002 from 49% for the three months ended September 30, 2001, and decreased to 48% for the nine months ended September 30, 2002 from 50% for the nine months ended September 30, 2001. The decrease in the gross margin percentage for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001 is primarily attributable to a decrease in net sales volume for the three months ended September 30, 2002, underutilization of manufacturing capacity and costs resulting from lower production volumes in our Marburg, Germany facility, higher royalties associated with increased influenza product sales, pricing pressures related to our core products and charges related to outsourcing our packaging line, as well as a write-off of certain expired urinalysis products in the first quarter of 2002.

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

General and Administrative Expense

        General and administrative expense increased to $2.0 million for the three months ended September 30, 2002 from $1.9 million for the three months ended September 30, 2001 and decreased to $6.5 million for the nine months ended September 30, 2002 from $6.6 million for the nine months ended September 30, 2001.

Restructuring Charge

        In the first quarter of 2001, we implemented an expense reduction plan (the "Reduction Plan"). The Reduction Plan included a workforce reduction of approximately 15 employees and the closure of our facilities in the U.K. In the first quarter of 2001, we recorded a restructuring charge of approximately $0.6 million. The significant components of the Reduction Plan were $0.5 million for employee severance costs and $0.1 million in closing costs related to the U.K. facility. As of September 30, 2001 all amounts had been paid.

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

        Cash provided by operating activities was $6.2 million and $5.0 million for the nine months ended September 30, 2002 and 2001, respectively and consisted of funding our working capital, less non-cash amortization and depreciation of $4.5 million and $6.4 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease in receivables of $3.2 million for the nine months ended September 30, 2002 compared to an increase of $0.7 million for the nine months ended September 30, 2001, an increase in inventories of $0.2 million for the nine months ended September 30, 2002 compared to a decrease of $1.0 million for the nine months ended September 30, 2001, an increase in prepaid and other assets of $0.2 million and $0.9 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease in accounts payable of $1.1 million and $1.4 million for the nine months ended September 30, 2002 and 2001, respectively, an increase in accrued payroll and related expenses of $0.3 million for the nine months ended September 30, 2002 compared to a decrease of $0.2 million for the nine months ended September 30, 2001, a decrease in accrued royalties of $0.5 million for the nine months ended September 30, 2002 compared to an increase of $0.1 million for the nine months ended September 30, 2001, a decrease in other accrued liabilities of $1.0 million for the nine months ended September 30, 2002 compared to an increase of $0.5 million in other accrued liabilities for the nine months ended September 30, 2001 and an increase in deferred rent liability of $0.4 million and $0.5 million for the nine months ended September 30, 2002 and 2001, respectively.

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

        For the nine months ended September 30, 2002, total revenues increased 2% to $52.3 million from $51.2 million for the nine months ended September 30, 2001. We had net earnings of $0.3 million for the nine months ended September 30, 2002 compared to a net loss of $1.0 million for the nine months ended September 30, 2001. The increase in earnings for the nine months ended September 30, 2002 is primarily due to an increase in our influenza products, as well as the elimination of goodwill amortization in 2002 offset by decreases in some our core products due to certain distributors not making expected quarter-end purchases and changes in distributors' inventory management practices during the three months ended September 30, 2002. We may not continue our revenue growth or continue to achieve profitability. Operating results may continue to fluctuate, in a given quarter or annual period, or from prior periods as a result of a number of factors, many of which are outside of our control.

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

QuickLinks

QUIDEL CORPORATION FORM 10-Q/A FOR THE QUARTER ENDED September 30, 2002
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
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 5. OTHER EVENTS
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION