Form 10-K
period 2002-12-31
QUIDEL CORP /DE/
filed 2003-03-31
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter was $166,605,939.

        As of March 24, 2003, 28,911,776 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(To the Extent Indicated Herein)

        Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") in connection with the solicitation of proxies for the Registrant's 2003 Annual Meeting of Stockholders to be held on May 21, 2003 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

A Warning About Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the U.S. Food and Drug Administration ("FDA"), product liability, intellectual property, environmental or other litigation, and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described under "Risk Factors" and in other sections of this Annual Report and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. We undertake no obligation to publicly release the results of any revision of the forward-looking statements.

Part I

Item 1. Business

        In this section, all references to "we," "our," and "us" refer to Quidel Corporation and its subsidiaries.

        We are a worldwide leader in developing, manufacturing and marketing point-of-care ("POC") rapid diagnostic tests for the detection and management of a variety of medical conditions and illnesses. In the U.S., we lead the market in several POC product categories for sales through medical product distributors. This leadership position includes an estimated 55%, 49% and 41% market share in Pregnancy, Group A Strep and Influenza products, respectively. Our products provide healthcare professionals and consumers with accurate and cost-effective diagnostic information at the POC. We sell our products to professionals for use in physician offices, hospitals, clinical laboratories, and wellness screening centers. We also manufacture a line of products that we sell to consumers through distribution partners and organizations that provide store branded products. We focus our products substantially on women's and family health in areas such as reproduction, infectious diseases, general health screening and diseases associated with the elderly.

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

        We market our products in the U.S. through a network of national and regional distributors, supported by a direct sales force. In Europe and the rest of the world, we currently sell and market from regionally based subsidiaries in Italy and Germany and through sales representatives for Asia-Pacific, Western Europe and Latin America and in other international locations by channeling products through distributor organizations and sales agents.

        Our executive offices are located at 10165 McKellar Court, San Diego, California 92121, and our telephone number is (858) 552-1100. This Annual Report, and each of our other periodic and current reports, including any amendments, are available, free of charge, on our website, www.quidel.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Recent Developments

        In July 2002, we launched our QuickVue® Advance pH and Amines and QuickVue® Advance G. vaginalis tests. This launch represents the first commercial application of Quidel's patented LTF™ (Layered Thin Film) technology. Infectious vaginitis is the number one reason why women visit a physician, and accounts for approximately ten million office visits per year.

        In September 2002, we announced that our QuickVue® Dipstick Strep A test received regulatory approval and a reimbursement code from the Japanese Ministry of Health and Welfare, allowing for this test to be sold in Japan. These tests are sold through our Japanese distributor, Sumitomo Seiyaku Biomedical Co., Ltd.

        In November 2002, we announced the availability of our UrinQuick™ Urine Chemistry Analyzer ("UrinQuick"). The UrinQuick instrument is used in automating the reading our QuickVue® UrinChek® test strips, thereby enabling the practioner to make timely patient management decisions as an aid in the diagnosis of diabetes, liver and kidney disease, urinary tract infections and other health parameters.

Diagnostic Test Kit Industry Overview
The Overall Market for In-Vitro Diagnostics

        The worldwide market for in vitro diagnostic ("IVD") products was estimated at approximately $23.0 billion in 2002 and is segmented by the particular technology test platform. The largest segments are immunodiagnostics testing and instrument-based clinical chemistry, which account for approximately 31% and 21% of the total IVD market, respectively. Geographically, approximately 40% of total IVD revenues are generated in the U.S., while Japan, Europe and the rest of the world account for approximately 33%, 14% and 13%, respectively.

        Customers for IVD products are primarily large centralized laboratories, either independent reference laboratories or hospital-based facilities. In the U.S., these central laboratories represent 88% of revenues.

        The centralized diagnostic testing process typically involves obtaining a specimen sample of blood, urine or other fluid from the patient and sending the sample from the healthcare provider's office or hospital unit to a central laboratory. In a typical visit to the physician's office, after the patient's test specimen is collected, the patient is usually sent home and often receives the results of the test several hours or days later. The result of this process is that the patient may leave the physician's office without confirmation of the diagnosis and the opportunity to begin more effective immediate care.

        The following three basic factors have driven the market to central laboratory testing: 1) technical requirements for accurate testing often require sophisticated and expensive equipment; 2) the cost to run a test on large scale instruments is low; and 3) governmental regulations affecting all laboratories, regardless of size, require strict standards and licensing requirements. Many physicians and smaller laboratories found these regulations burdensome and reduced testing at the point-of-care. Although we believe this trend is slowly reversing, these factors have led to the current dominance of centralized laboratories in diagnostic testing.

        The over-the-counter ("OTC") market for IVD self-testing has not been materially affected by these trends. The worldwide OTC market is estimated to grow to $4.9 billion by 2004. Two test categories, pregnancy and glucose monitoring for diabetes, currently dominate this market segment.

The Point-of-Care Market

        POC testing for certain diagnostic parameters has become an accepted adjunct to central laboratory and self-testing. The POC market is comprised of two general segments: hospital testing (emergency rooms and bedside) and decentralized testing in non-institutional settings such as physicians' offices. Hospital POC testing is accepted and growing, and is generally an extension of the hospital's central laboratory. Larger segments of rapid turnaround POC diagnostics include tests for urinalysis and pregnancy.

        Out-of-hospital testing sites consist of physicians' office laboratories, nursing homes, pharmacies and other non-institutional, ambulatory settings in which healthcare providers perform diagnostic tests. The decentralized POC market encompasses a large variety of IVD products ranging from moderate sized instrumented diagnostic systems serving larger group practices to single-use, disposable tests for smaller practice physicians' offices. We believe POC testing out-of-hospital is increasing in popularity due to its clinical benefit and cost-effectiveness.

        Current total revenues from the rapid non-instrument-based POC market are estimated at approximately $345 million. The growth in POC testing in the U.S. is in part due to evolving technological improvements creating high quality tests with laboratory accuracy and POC ease-of-use, which are capable of being granted a waiver under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), and therefore available to an estimated 97,000 physician office laboratories.

Business Strategy

        We believe that the trend among healthcare providers to adopt POC testing is increasing, and demographic changes, reimbursement policies and the availability of clinically valuable tests will increase growth in this diagnostic category. More and more employers, health plans and payors are recognizing that POC testing is the most cost-effective means for improving the quality of care and patient satisfaction. Continuous improvements in technology are resulting in a growing number of new diagnostic tests that combine high levels of accuracy with rapid, easy-to-use product formats. It is our mission to establish and maintain a significant global leadership position in out-of-hospital POC rapid diagnostics. In order to accomplish this mission, we have defined the following strategic goals:

  •
  Improve profit margins through changing product mix, increased volume and more efficient manufacturing operations;

  •
  Commercialize the LTF technology acquired in our Litmus Concepts Inc. ("Litmus") acquisition;

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

  •
  Expand international sales through external alliances, collaborations and sales focus; and

  •
  Expand development and marketing collaborations with large pharmaceutical and other healthcare companies.

Technology

        We incorporate antibody-antigen (immunoassay) technology, enzymology and biochemistry into specially designed and engineered rapid diagnostic products. We have developed, licensed or acquired four delivery system formats: dipsticks, lateral-flow cassettes, microwell (microtiter) plate tests and LTF, our proprietary layered thin film technology. Some of the tests are based on immunoassay technologies and differ in terms of speed, ease-of-use and sensitivity, while other tests are based on enzymatic or basic chemistry reactions. The immunoassay approach uses commercially produced protein molecules, or antibodies, that react with or bind to specific antigens, such as viruses, bacteria, hormones, drugs and other antibodies. The antibodies, produced in response to particular antigens, bind specifically to that antigen. This characteristic allows antibodies to be used in a wide range of diagnostic applications. The LTF technology uses chemical or enzyme reactions to indicate the presence or absence of specific infectious agents or ambient chemistry in a variety of body fluids, and potentially a broad spectrum of health and disease markers. These tests provide a clear color endpoint for easy visual verification of the test results without the need for instrumentation.

Products

        We provide rapid POC diagnostic tests under the following brand names: QuickVue®, QuickVue®+, QuickVue® Advance, OvuQuick®, Conceive®, CARDS®, RapidVue®, BlueTest®, Metra®, QUS-2®, UrinQuick™, RapiMat® and FemExam®. Our rapid POC diagnostic tests, biochemical bone markers and ultrasonometer participate in the following medical and wellness categories:

  •
  Pregnancy.  The early detection of pregnancy enables the physician and patient to institute proper care, helping to promote the health of both the woman and the developing embryo. Pregnancy tests are also used to "rule out" pregnancy before conducting certain clinical procedures or administering certain medications. Pregnancy test sales, including tests sold to physicians, other healthcare organizations and through private store brand labels, represented approximately 29%, 35% and 36% of our net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

  •
  Group A Strep.  Each year millions of people in the U.S. are tested for Group A Strep infections, commonly referred to as "strep throat." Group A Streptococci are bacteria that typically cause illnesses such as tonsillitis and pharyngitis which, if left untreated, can progress to complications such as rheumatic fever. Our QuickVue In-line Strep A test was the first rapid Strep A test to receive a CLIA waiver in 1996. Net sales of Group A Strep products represented approximately 22%, 26% and 25% of our net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

  •
  Influenza.  This diagnostic test was developed through a funded collaboration with GlaxoSmithKline plc, as an aid in the diagnosis and treatment of influenza at the POC. The test is a rapid, two step, immunoassay for the detection of influenza type A and B viral antigens, the two most common types of the influenza virus. The test received FDA clearance in September 1999, with commercialization beginning in December 1999. The FDA granted a CLIA waiver in October 2000. Influenza test sales represented approximately 20%, 11% and 3% of our net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

  •
  Metabolic bone markers.  According to the National Osteoporosis Foundation, osteoporosis afflicts over 28 million Americans and over 200 million people worldwide. Osteoporosis is a disorder characterized by a decrease in bone mass that leads to increased risk of fracture. One parameter for diagnosing and monitoring bone health is to measure the metabolic process of bone turnover (resorption and formation) or "rate" of change. Metabolic bone markers are used by physicians to monitor the effectiveness of therapy and are extensively used in pharmaceutical research. Net sales of metabolic bone markers represented approximately 7%, 7% and 9% of our net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

  •
  Helicobacter pylori   ("H. pylori"). This is the bacterium believed to be associated with 80% of the five million people diagnosed with peptic ulcers in the U.S. H. pylori is implicated in chronic gastritis and is recognized by the World Health Organization as a Class 1 carcinogen that may increase a person's risk of developing stomach cancer. Once the H. pylori infection is detected, antibiotic therapy is administered to eradicate the organism and promote a cure of the ulcer condition. Our rapid test is a serological test that measures antibodies circulating in the blood caused by the H. pylori bacteria. Our initial H. pylori test was the first rapid H. pylori test to be granted a CLIA waiver, and we launched a new and improved CLIA-waived test in August 2000. H. pylori tests accounted for approximately 4%, 6% and 6% of our net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

  •
  Urinalysis.  Urinalysis testing using chemical test strips is one of the single most widely ordered diagnostic tests in the world. The total worldwide market is estimated at approximately $430 million, and the products are used by nearly every healthcare provider customer segment. We acquired the urine test strips from Dade Behring Marburg GmbH ("Dade") in 1999 and initially, we launched into the visual-read (non-instrument based) urine testing segment which represents an estimated $40 million overall market in the U.S. We expect that the Dade brand of test strips, Rapignost®, and the RapiMat® instrument will be retained in certain countries and transitioned over time to our UrinChek™ and UrinQuick™ branded products and instruments. In November 2002, we announced the availability of our urinalysis instrument, the UrinQuick™, featuring advanced software capabilities and patented transport and optic systems, making the instrument user-friendly for laboratory personnel through every aspect of operation. With the UrinQuick instrument, physician office laboratories can now analyze entire batches of urine strips more easily and less expensively to detect the presence of ten important health markers that assist in the diagnosis of diabetes, liver and kidney disease, urinary tract infections and other ailments. Sales of the urine test strip products represented 3%, 3% and 4% of our net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

  •
  Other infectious disease products, including Chlamydia and Mononucleosis.  Chlamydia trachomatis bacterium is responsible for the most widespread sexually transmitted disease in the U.S. Over one-half of infected women do not have symptoms and, if left untreated, chlamydia can cause sterility. Infectious mononucleosis can be severely debilitating to immune-suppressed groups, including the elderly, if not diagnosed and treated promptly. These infectious disease products represented approximately 3%, 4% and 3% of our net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

  •
  Ovulation.  Tests in this category are for women affected by infertility or having the desire to control the timing of their pregnancies. These tests predict or confirm the occurrence of ovulation and are used by primary care physicians, fertility specialists and the consumer. Ovulation prediction test sales, including tests sold through distribution partners to consumers OTC, to physicians and to other healthcare organizations, represented approximately 1%, 1% and 3% of our net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

  •
  QUS-2®.  Another parameter critical to assessing bone health is the measurement of the density of bone. Imaging technologies provide this information referred to as the "state" of bone health. The QUS-2 is a portable ultrasonometer that scans the heel of the foot as an aid in the diagnosis of osteoporosis. We believe the "state and rate" assessment provides the most complete picture of bone health available in the POC market. Sales of the QUS-2 represented approximately 1% of our net sales for each of the years ended December 31, 2002, 2001 and 2000.

  •
  Bacterial Vaginosis.  Each year millions of women seek treatment of genital infections generally known as infectious vaginitis. One of the most common forms of infectious vaginitis is bacterial vaginosis ("BV"), a condition which, if left untreated, can lead to serious clinical complications and illnesses. These complications include pre-term births, pelvic inflammatory disease, infections following gynecological surgeries and an increased risk of contracting HIV. Two products for the clinical evaluation of infectious vaginitis, a test for pH and Amines and a test for Gardnerella vaginalis, were launched in July 2002 utilizing our LTF™ technology, and represent our first rapid diagnostic tests for infectious vaginitis. These tests were acquired in the Litmus acquisition and represented approximately 1% of our net sales for the year ended December 31, 2002.

  •
  Other Products.  The remaining 8%, 6% and 10% of net sales for the years ended December 31, 2002, 2001 and 2000, respectively, include veterinary products produced under outside contract and collaboration, clinical laboratory tests used in the measurement of circulating immune complexes and allergy screening tests.

        We derive a significant portion of our net sales from three products. For the years ended December 31, 2002, 2001 and 2000, we derived approximately 71%, 72% and 64%, respectively, of our net sales from sales of our Pregnancy, Group A Strep and Influenza tests. We expect that these three product families will continue to account for a substantial portion of our total net sales and any material reduction in supply, demand or pricing would have a material adverse effect on our business, operating results and financial condition.

        For the years ended December 31, 2002, 2001 and 2000, export sales to unaffiliated customers constituted approximately 33%, 26% and 25%, respectively, of net sales. The export sales were primarily to customers in Japan, Germany, Italy, United Kingdom, Poland and France. Even though we export a significant amount of product, the purchasing decision for such sales is usually made by purchasing personnel located in the U.S. Our direct sales staff focuses on these types of sales as well as our sales in the U.S. In Germany and Italy, we currently sell our products directly through our wholly-owned subsidiaries. We expect that export sales will continue to represent a significant portion of our net sales in the foreseeable future.

Products Under Development

  •
  Strep A web.  After having successfully implemented our new, highly automated, web-based technology with the launch of two new QuickVue hCG tests, we are transferring our second highest-volume product, QuickVue Strep A, onto the same manufacturing technology. The cutting-edge manufacturing technology and process controls ensure consistent high quality and consistency, both within each lot, and lot after lot. This high level of performance should give our customers continuous satisfaction and a high level of confidence in the results obtained, contrary to similar products that are hand built in small quantities, in hard to control environments. We expect to launch the web QuickVue Strep A product during 2003.

  •
  Flu A/B differentiated.  To continue our successful penetration into the highly competitive influenza diagnostic market in Japan, we are developing a new version of our two step rapid flu dipstick test. This new test will allow our customers to differentiate between influenza type A and type B. The test is expected to be submitted to the Japanese Ministry of Health and Welfare during the second quarter of 2003, with the expectation of receiving approval by late 2003, in time for the next flu season in Japan. The assay is intended to facilitate our penetration into the Japanese clinical market, thus complementing our successful penetration of the physician office market.

  •
  Strep A Rub 'R Read.  A rapid test for the detection of Group A Strep infection is currently under development utilizing the LTF technology. Group A Strep infection is the most significant cause of pharyngitis in children. The test is currently expected to proceed to clinical trials in 2003.

  •
  LTF Immunoassay Platform.  In addition to the specific product development programs using LTF enzymatic and chemical reaction technology described above, we are also working on the development of a new immunoassay platform that will incorporate significant innovations in the LTF technology. We expect that the new platforms will be highly proprietary in nature. It is anticipated that this platform will provide the high-throughput, high-flexibility and low-cost manufacturing originally envisioned with the acquisition of Litmus. The platform also holds promise for developments beyond that of POC rapid test applications as originally contemplated.

  •
  QuickVue Advance pH and Amines Test (Gen. II).  A significantly improved test for vaginal pH and amines is expected to enter clinical trials in early 2003 with an expected launch late in 2003. This test will have a simpler procedure and results that are easier to interpret. This LTF project is funded in part by a grant from the National Institutes of Health and Small Business Innovative Research.

Seasonality

        Sales levels for several products are significantly affected by seasonal demand trends. Group A Strep and influenza tests, for example, are used primarily in the fall and winter. As a result of these demand trends, we generally experience lower sales volume in our second and third quarters of the calendar year, and have higher sales volume in our first and fourth quarters of the calendar year.

Research and Development

        We continue to focus our research and development efforts on three areas: 1) the creation of improved products and new products for existing markets, 2) new products for new markets resulting from acquired businesses, and 3) products developed under pharmaceutical company sponsorship and other collaborations for new markets. Research and development expenses were approximately $6.7 million, $6.2 million and $7.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, of which approximately $1.2 million of expenses related to customer-sponsored research activities for the year ended December 31, 2000. There were no customer-sponsored research activities during the years ended December 31, 2002 and 2001. We anticipate that we will continue to devote a significant amount of financial resources to product development and research for the foreseeable future.

Marketing and Distribution

        In contrast to the central laboratory market, the U.S. POC market is highly fragmented, with many small or medium-sized customers. Accordingly, we have designed our business strategy around serving the needs of this market segment. To reach these customers, a network of national and regional distributors are utilized and supported by our sales force. We have developed priority status with several of the major distributors in the U.S., resulting in many of our products being the preferred products offered by these distributors.

        Internationally, the use of rapid POC diagnostic tests, the acceptance of testing outside the central laboratory, the regulatory requirements to sell POC tests, and consumer interest in OTC and self-test products differ considerably from the U.S. Our international sales are substantially lower than domestic sales as a percentage of our total business. Part of this difference is due to the POC market being more developed in the U.S. relative to the overall IVD market in other countries. Also, our ability to address the international markets is reduced due to limited resources and capital.

Customers

        We derive a significant portion of our net sales from a relatively small number of customers. We expect that our dependence on a few key customers will continue in the future. Approximately 45%,

43% and 29% of our net sales for the years ended December 31, 2002, 2001 and 2000, respectively, were derived from sales to our three largest customers in each of those periods. Even though our customer mix will likely change from period to period in the future, Cardinal Healthcare Corporation ("Cardinal"), formerly known as Allegiance Healthcare Corporation, Sumitomo Seiyaku Biomedical Co., Ltd. ("Sumitomo") and McKesson Corporation ("McKesson") have historically accounted for a significant portion of our net sales. For the years ended December 31, 2002, 2001 and 2000, Cardinal accounted for 19%, 23% and 15%, respectively, of net sales, Sumitomo accounted for 15%, 7% and 2%, respectively, of net sales, while McKesson accounted for 11%, 12% and 12%, respectively, of net sales. If net sales to these or any of our other significant customers were to decrease in any material amount in the future, our business, operating results and financial condition could be materially adversely affected.

Manufacturing

        We have manufacturing operations in San Diego, California; Santa Clara, California; and Marburg, Germany. The San Diego facility, our largest manufacturing operation, principally produces the lateral-flow, immunoassay products. The Santa Clara facility manufactures microtiter plate products and produces the LTF products. Previously, our urine test strip products were manufactured on a contract basis by Dade in Marburg, Germany. In December 2001, we began manufacturing these products in Marburg, Germany.

        Our principal manufacturing facility is located in San Diego, California and consists of laboratories devoted to tissue culture, cell culture, protein purification and immunochemistry, and production areas dedicated to manufacturing and assembly. In the manufacturing process, biological and chemical supplies and equipment are used, which are generally available from several competing suppliers. In 2000, this facility received ISO 9001 certification for its quality management systems and successfully achieved annual recertification in 2001 and 2002. Many of the lateral-flow and immunoassay products manufactured in our San Diego, California facility are packaged and distributed by a third party, Berkeley Industries. Berkeley Industries is located in southern California also, and its facility which packages and distributes our products is ISO 9001 certified.

        The facility in Santa Clara, California is the current location of the LTF manufacturing operation. This proprietary production system is a highly automated technology that allows the disposition of multiple reagents in specific patterns in either two or three dimensions for a specific rapid diagnostic product. The sophistication of the process allows for high unit volume through-put as well as change-over flexibility to accommodate a broad range of product configurations. This facility is ISO 9001 certified and successfully achieved annual recertification in 2001 and 2002.

        Our UrinQuick instrument is manufactured by and purchased from LRE Technology Partner GmbH ("LRE"), a German company. The instrument was developed by LRE for us and the tooling, manufacturing equipment, processes and manufacturing documentation, intellectual property and patents are owned by us. LRE's manufacturing facility is also ISO 9001 certified.

        Our manufacturing is conducted in compliance with the FDA Quality System Regulations ("QSR") (formerly Good Manufacturing Practices) governing the manufacture of medical devices. The manufacturing facilities have been registered with the federal FDA and the Department of Health Services of the State of California ("State FDA"), and have passed routine federal and state inspections confirming compliance with the QSR regulatory requirements.

        In certain instances, we rely on a single source or a limited group of suppliers for certain components of our products. Although we seek to reduce our dependence on sole or limited source suppliers, the partial or complete loss of these sources could have a material adverse effect on our results of operations and damage customer relationships due to the complexity of the products they supply and the significant amount of time required to qualify new suppliers.

        The manufacture of medical diagnostic products is difficult, particularly with respect to the stability and consistency of complex biological components. Because of these complexities, manufacturing difficulties occasionally occur that delay the introduction or supply of products and result in unanticipated manufacturing costs.

Government Regulation

        The testing, manufacture and commercialization of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other matters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request a recall, repair, replacement or refund of the cost of any device manufactured or distributed in the U.S. if the device is deemed to be unsafe.

        In the U.S., devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I and II devices are subject to general controls including, but not limited to, performance standards, premarket notification (510(k)) and postmarket surveillance. Class III devices generally pose the highest risk to the patient and are typically subject to premarket approval ("PMA") to ensure their safety and effectiveness.

        Prior to commercialization in the U.S. market, manufacturers must obtain FDA clearance through a premarket notification or premarket approval process, which can be a lengthy, expensive and uncertain process. The FDA has been requiring more rigorous demonstration of product performance as part of the 510(k) process, including submission of extensive clinical data. It generally takes from two to six months to obtain clearance, but may take longer. The FDA may determine that additional information is needed before a clearance determination can be made. A request for additional information could prevent or delay the introduction of new products into the market. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. The PMA approval process can be expensive, uncertain and lengthy. It generally takes from six to eighteen months to obtain approval, but may take longer. In addition, any devices, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new submissions to the FDA, and there can be no assurance that the FDA will grant approval.

        We may not be able to obtain the necessary regulatory premarket approvals or clearances for our products on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on our business, financial condition and results of operations.

        Any devices we manufacture or distribute pursuant to FDA clearance or approvals are subject to continuing regulation by the FDA and certain state agencies, including adherence to QSRs, such as testing, control, documentation and other quality assurance requirements. A manufacturer must also comply with Medical Device Reporting ("MDR") requirements mandating reporting to the FDA of any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

        We are subject to routine inspection by the federal and State FDA and other state agencies for compliance with applicable federal, state and local regulations. Changes in existing requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations. We may also incur significant costs in complying with any applicable laws and regulations in the future, resulting in a material adverse effect upon the business, financial condition and results of operations.

        The use of our products is affected by federal and state regulation of clinical laboratory service providers, including the Clinical Laboratory Improvement Amendments of 1988 (CLIA). These regulations cover most clinical laboratory testing performed in the U.S. On January 24, 2003, the Centers for Medicare & Medicaid Services (CMS) issued a new rule under CLIA which becomes effective April 24, 2003. It is unclear at this time what impact this new rule will have on clinical laboratories that now use our products, whether this new regulation will be considered burdensome by some users of our products, or whether there will be any adverse impact on us with implementation of the new regulations.

Patents and Trade Secrets

        The healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. We and other companies engaged in research and development of new diagnostic products using advanced biomedical technologies are actively pursuing patents for technologies that are considered novel and patentable. However, important legal issues remain to be resolved as to the extent and scope of available patent protection in the U.S. and in other important markets worldwide. The resolution of these issues and their effect upon our long-term success and other biotechnology firms cannot be determined. We currently hold 196 patents and have approximately 70 more pending.

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

        We are aware of certain patents issued to various developers of diagnostic products with potential applicability to our diagnostic technology. We have licensed certain rights from certain companies, such as Becton Dickinson Corporation, to assist with the manufacturing of certain products. There can be no assurance that we would prevail if a patent infringement claim were to be asserted against us as to technologies, products or processes for which we have no licenses. Any such infringement claims could have a material adverse effect upon our business, financial condition and results of operations.

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

Competition

        Competition in the development and marketing of diagnostic products is intense, and diagnostic technologies have been subject to rapid change. We believe that the competitive factors in the rapid diagnostic market include convenience, price and product performance as well as the distribution, advertising, promotion and brand name recognition of the marketer. Our success will depend on our ability to remain abreast of technological advances, to introduce technologically advanced products, and to attract and retain experienced technical personnel, who are in great demand. The majority of diagnostic tests requested by physicians and other healthcare providers are performed by independent clinical reference laboratories. We expect that these laboratories will continue to compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for our products, we will be required to demonstrate that our products provide physicians cost-effective and time-saving alternatives to tests performed in the clinical reference laboratory. This will require physicians to change their established procedures of having these tests performed.

        Many of our current and prospective competitors, including several large pharmaceutical and diversified healthcare companies, have substantially greater financial, marketing and other resources than we have. Our competition, including estimated market share of competitive products is as follows: Beckman Coulter Primary Care and SA Scientific, representing 22% and 8% of the market, respectively, for pregnancy tests; Becton Dickinson, Genzyme Diagnostics and Beckman Coulter Primary Diagnostics, representing 14%, 13% and 11% of the market, respectively, for Group A Strep tests; Becton Dickinson and Thermo Biostar Inc. representing 48% and 10% of the market, respectively, for influenza tests; and Roche Holding LTD., Basel and Bayer Group, representing 74% and 21% of the market, respectively for urinalysis tests. In November 1999, Abbott Laboratories ceased manufacturing certain diagnostic products in its primary manufacturing facility in conjunction with a consent decree from the FDA. Currently we are not aware of a date at which Abbott Laboratories may re-enter the market. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our current or future products, or that would render our technologies and products obsolete. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, many competitors have made substantial investments in competing technologies, and may be more effective than our technologies, or may prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or in international markets.

Human Resources

        As of December 31, 2002, we had 330 employees, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Risk Factors

Our operating results may fluctuate as a result of factors that are outside our control, and this could have a negative effect on the price of our common stock.

        Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. The market price of our common stock has fluctuated substantially in the past. Between December 31, 2001 and December 31, 2002, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $2.06 to a high of $8.61. We expect the market price of our common stock to continue to experience significant fluctuations in the future in response to a variety of factors, including fluctuations in our operating results.

        For the year ended December 31, 2002, total revenues increased 3% to $76.3 million from $74.1 million for the year ended December 31, 2001. We had net earnings of $1.3 million for the year ended December 31, 2002 compared to net earnings of $0.2 million for the year ended December 31, 2001. The increase in earnings for the year ended December 31, 2002 is primarily due to an increase in sales of our influenza products, as well as the elimination of goodwill amortization in 2002, partially offset by decreases in some of our core products due to certain distributors not making expected quarter-end purchases and changes in distributors' inventory management practices during the year ended December 31, 2002. We may not continue our revenue growth or continue to achieve profitability. Operating results may continue to fluctuate, in a given quarter or annual period, or from prior periods as a result of a number of factors, many of which are outside of our control.

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

Our operating results may also fluctuate as a result of other factors that we do control, such as efforts in introducing new products or developing new markets. We may have to expend considerable resources in order to pursue these steps, and this could have a negative effect on our profits.

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

        Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 60% and 56% of our net sales for the years ended December 31, 2002 and 2001, respectively. While we believe our relationship with our distributors is good, the loss of a major distributor may have an adverse effect on our net sales. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, many distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

We may not achieve market acceptance of our products among physicians and other healthcare providers, and this would have a negative effect on future sales growth.

        A large part of our business is based on the sale of rapid POC diagnostic tests that physicians and other healthcare providers can administer in their own facilities without sending samples to laboratories. Thus, clinical reference laboratories and hospital-based laboratories are significant competitors for our products, and provide many of the diagnostic tests used by physicians and other healthcare providers. Our estimated market share in fiscal 2002 for some of our key products was 55% in pregnancy, 49% in Group Strep A and 41% for influenza. Our future sales depend on, among other matters, capture of sales from these laboratories by achieving market acceptance from physicians and other healthcare providers. If we do not capture sales at the levels we have budgeted for, our net sales may not grow as much as we hope and the costs we have incurred will be disproportionate to our sales levels. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other healthcare providers may resist changing their established source for these tests.

Intense competition with other manufacturers of POC diagnostic products may reduce our sales.

        In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. We have a large number of multinational and regional competitors making investments in competing technologies, including several large pharmaceutical and diversified healthcare companies. These competitors include Abbott Laboratories, Beckman Coulter Primary Care Diagnostics, Becton Dickinson and Company and Genzyme Diagnostics Corporation. In November 1999, Abbott Laboratories ceased manufacturing certain diagnostic products in its primary manufacturing facility in conjunction with a consent decree from the FDA. Currently we are not aware of a date at which Abbott Laboratories may re-enter the market. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective than ours, or take market share from our products through more effective marketing or competitive pricing, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

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

        We have a license agreement with Becton Dickinson and Company related to our pregnancy and Group A Strep products, which products account for 51% and 61% of our net sales during the years ended December 31, 2002 and 2001, respectively. The license agreement expires in 2004 when the underlying patent expires. We have 196 issued patents and approximately 70 applications pending. Our patents have expiration dates from 2003 to 2020. There are no patents that are expiring in the near term which we consider material to our business. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. In addition to the U.S., we have patents issued in Japan, Canada, Germany, France, United Kingdom, Italy, Spain, Australia, Belgium, Korea, Norway, Lithuania, The Netherlands, Austria, Switzerland, Sweden and South Africa. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms.

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

        There are a large number of patents and patent applications in our product areas, and we believe, based on experience and published reports, that litigation in our industry regarding patent and other intellectual property rights is prevalent and will continue. We are not currently involved in any litigation in this area, but our involvement in litigation to determine rights in proprietary technology could adversely affect our net sales because:

  •
  as is common with major litigation, it would likely consume a substantial portion of managerial and financial resources;

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

        The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The FDA regulates all of our products, the majority of which are Class I and II devices. Our veterinary products, which are regulated by the U.S. Department of Agriculture. Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products. Regulatory approval can be a lengthy, expensive and uncertain process, making the timing and costs of approvals difficult to predict. Our net sales would be negatively affected by delays in the receipt of or failure to receive approvals or clearances, the loss of previously received approvals or clearances or the placement of limits on the use of our products.

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

        Our research and development and manufacturing activities involve the controlled use of hazardous materials, including, but not limited to chemicals and biological materials such as dimethyl sulfate, sodium nitrite, acetaldehyde, acrylamide, potassium bromate and radionuclides. The risk of accidental contamination or injury from these materials cannot be completely eliminated. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. These regulations include federal statutes popularly known as CERCLA, RCRA and the Clean Water Act. Compliance with these laws and regulations is expensive. If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations, these future environmental regulations could impair our research, development or production efforts by imposing substantial costs on our business. In addition, because of the nature of the penalties provided for in some of these environmental regulations, we could be required to pay substantial fines, penalties or damages in the event of noncompliance with environmental laws or the exposure of individuals to hazardous materials. Further, any accident could partially or completely shut down our research and manufacturing facilities and operations.

Our net sales could be affected by third-party reimbursement policies and potential cost constraints.

        We sell many of our products to physicians and other healthcare providers. They will not use our products if they do not get reimbursed for the cost by their patients' healthcare insurers or payors, such as Blue Cross, Blue Shield, Medicare, or other public or private healthcare programs. Our net sales could be adversely affected by changes in reimbursement policies of these governmental or private healthcare payors. In the U.S., healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services, including our products. Given the efforts to control and reduce healthcare costs in the U.S. in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may reduce the demand for our products or our ability to sell our products on a profitable basis.

If we are not able to manage our growth strategy, and if we experience difficulties integrating acquired companies or technologies after the acquisition, our earnings may be adversely affected.

        During 1999 and 2000, we acquired three businesses, Litmus, Metra Biosystems, Inc. ("Metra") and the urine test strip business from Dade. Our business strategy contemplates further growth in the scope of operating and financial systems and the geographic area of our operations, including further expansion outside the U.S., as new products are developed and commercialized. We may experience difficulties integrating our own operations with those of companies or technologies that we have acquired or we may acquire, and as a result we may not realize our anticipated benefits and cost savings within our expected time frame, or at all. Because we do not have a large executive staff, future growth may also divert management's attention from other aspects of our business, and will place a strain on existing management, as well as on our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and our net sales and gross profits could be adversely affected.

Our business could be negatively affected by the loss of key personnel or our inability to hire qualified personnel.

        Our future success depends in part on our ability to retain our key technical, sales, marketing and executive personnel and our ability to identify and hire additional qualified personnel. Competition for these personnel is intense, both in the industry in which we operate and also in the geographic area (Northern San Diego County) where our headquarters and many of our operations are located. If we are not able to retain existing key personnel, or identify and hire additional qualified personnel, our business could be negatively impacted. In addition, we expect to further grow our operations, and our needs for additional management and other key personnel may increase.

We are exposed to business risks which, if not covered by insurance, could have an adverse effect on our profits.

        We maintain insurance that we believe is appropriate to protect us against the kinds of insurable risks, such as product liability claims or business interruptions, that companies of our size and companies in our industry typically insure against. However, there is a risk that claims may be made against us for types of damages, or for amounts of damages, that are not covered by our insurance. For example, there is a risk of product liability claims arising from our testing, manufacturing and marketing of medical diagnostic devices, both those currently being marketed as well as those under development. Although we believe our coverage for product liability claims is adequate and claims to date have not been material, it is possible that potential product liability or other claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, if we are held liable, our existing insurance may not be renewed at the same cost and level of coverage as presently in effect, or may not be renewed at all. If we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, whether arising out of product liability matters or from some other matter, that claim could have a material negative effect on our results of operations.

We face risks relating to our international sales and foreign operations, including the risk of currency fluctuations, which could increase our costs or stifle our growth opportunities.

        Our products are sold internationally, primarily to customers in Japan and Europe, including Germany, Italy and Poland. Sales to foreign customers accounted for 33% and 26% of our net sales for the years ended December 31, 2002 and 2001, respectively, and are expected to continue to account for a significant percentage of our net sales. In December 2001, we began manufacturing our urinalysis products in Marburg, Germany. To date, we have not encountered any delays or problems in the integration of this process; however, any future delays could result in shipment delays and increased manufacturing costs and could have a material adverse effect on our results of operations. International sales and manufacturing operations are subject to inherent risks which could increase our costs and stifle our growth opportunities. These risks include:

  •
  exposure to currency exchange fluctuations, such as the 18% increase in the value of the Euro against the U.S. dollar for the year ended December 31, 2002 and the 6% drop in the value of the German and Italian currencies against the U.S. dollar during fiscal 2001;
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
  •
  potentially adverse tax consequences.

        Even that portion of our international sales which is negotiated for and paid in U.S. dollars is subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products and our anticipated foreign operations, as could changes in the general economic conditions in those markets. For the year ended December 31, 2002, for example, the value of the Euro increased 18% against the U.S. dollar, while in fiscal 2001, the value of the German and Italian currencies dropped 6% against the U.S. dollar. In order to maintain a competitive price for our products in Europe, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. During 2002, Economic Monetary Union countries in Europe adopted the Euro as their single currency. As of yet, we have not seen any unusual costs associated with the use of the Euro, but we continue to monitor its impact on our operations. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations. Although we do not currently hedge against exchange rate fluctuations, any measures we take to hedge against exchange rate fluctuations may not adequately protect us from their potential harm.

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

  •
  In addition, approximately 5.6 million shares of common stock are issuable upon exercise of stock options outstanding as of December 31, 2002 under our various stock option plans at a weighted average exercise price of $4.58 per share.
  •
  We have in effect registration statements under the Securities Act registering approximately 7.0 million of additional shares of common stock reserved under our employee stock option and purchase plans.

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

Item 2.    Properties

        Our executive, administrative, manufacturing and research and development operation is located in San Diego, California. We lease a 73,000 square-foot facility used primarily for manufacturing and research and development, and also lease an approximately 3,500 square-foot administrative facility in San Diego, California. For our European operations, we lease approximately 1,000 square feet in both Milan, Italy and Heidelberg, Germany, which are both sales and support centers, and the lease terms expire in 2004 and 2003, respectively. We have leases for approximately 2,000 square feet in both Marburg and Sterzhausen, Germany, for manufacturing and storage, respectively, of our urinalysis products, which expire in 2006 and 2003, respectively. We lease approximately 24,000 square feet of manufacturing, laboratory and office space in Santa Clara, California. This facility is occupied under an operating lease that expires in 2009.

        We believe that our facilities are adequate for our current and planned level of business, and we currently do not anticipate any material difficulty in renewing any of our leases as they expire or securing replacement facilities, in each case on commercially reasonable terms.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of Quidel Corporation

         The names, ages and positions of all executive officers as of December 31, 2002 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the Board of Directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on the officer's ability or integrity.

        S. Wayne Kay, 52, has been our President and Chief Executive Officer since August 2001. Mr. Kay served as our President and Chief Operating Officer from January 2001 through August 2001. Mr. Kay previously was employed by Neoforma.com, a provider of business-to-business e-commerce services to purchasers and sellers of medical products, supplies and equipment, where he served as Senior Vice President beginning December 13, 1999. From 1994 to 1999, Mr. Kay served as President and CEO of the Health Industry Distributors Association. He also served as President and CEO of Enzymatics, Inc. from 1989 to 1994. Additionally, Mr. Kay worked at SmithKline Beecham from 1973 through 1989, where he became President of SmithKline Diagnostics. Mr. Kay received his B.S. in Business Administration from the University of San Francisco and his M.B.A. from Pepperdine University.

        William J. Elliott, 53, served as Executive Vice President, Global Communications and Business Development after joining us on June 17, 2002. Mr. Elliott has 30 years experience in the healthcare industry including sales and marketing, supply chain management and information technology. Mr. Elliott was Chairman, President and Chief Executive Officer of Embion Inc. a development stage healthcare e-commerce company from 2000 to 2002. From 1996 to 2000, he was President of Bergen Brunswig Medical Corporation a medical-surgical supplies distributor. Mr. Elliott was with VHA Inc. a healthcare alliance from 1984 to 1996 where he managed the supply chain, information technology and managed care initiatives. Mr. Elliott received his B.A. and M.B.A. both from the University of Illinois—Springfield. Mr. Elliott resigned from Quidel on March 24, 2003.

        Paul E. Landers, 55, has been our Vice President and Chief Financial Officer since September 2001. In March 2003, he was promoted to Senior Vice President, Finance and Administration, and Chief Financial Officer. Mr. Landers has more than 30 years experience in finance, business operations and strategic management and most recently was Chief Financial Officer and a Director of International Isotopes Inc., a public contract manufacturer of radiopharmaceuticals and radiochemicals for industrial and healthcare applications from 2000 to 2001. Previously, Mr. Landers was Chief Financial Officer of Aavid Thermalloy LLC, a leading provider of thermal management solutions from 1994 to 2000. Mr. Landers received his B.A. from the University of Massachusetts and his M.B.A. from Boston College.

        Mark E. Paiz, 41, was appointed to Senior Vice President, Technology and Business Development in March 2003 after serving as Senior Vice President, Supply Chain and Business Development. From March 2001 to September 2002, Mr. Paiz was Senior Vice President, Information Technology and Supply Chain Management. From August 1999 to March 2001, Mr. Paiz was Senior Vice President, Product Development and Supply Operations. From June 1998 to August 1999, Mr. Paiz was Vice President, Operations. Mr. Paiz joined us in December 1997 as Senior Director, Manufacturing. Mr. Paiz has seventeen years experience in manufacturing, quality assurance and product development. From 1995 to 1997, Mr. Paiz served as Director of Research and Development and Project Manager at Medtronic Interventional Vascular, responsible for the development and manufacture of catheter and coronary stent delivery devices. From 1992 to 1995, he served as a manager at Hybritech, Inc. with various responsibilities including quality engineering, materials management, supplier development and inspection. Mr. Paiz received his B.S. degree in Engineering from the University of Colorado and his M.B.A. from West Coast University.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK PRICE RANGE

        Our common stock is traded on the Nasdaq National Market System under the symbol "QDEL." The following table sets forth the range of high and low closing prices for the our common stock for the periods indicated since January 1, 2001.

Quarter Ended	Low	High
December 31, 2002	$2.06	$4.14
September 30, 2002	3.55	6.50
June 30, 2002	4.92	7.01
March 31, 2002	5.15	8.61
December 31, 2001	$3.75	$8.50
September 30, 2001	3.50	5.80
June 30, 2001	2.88	5.32
March 31, 2001	3.13	5.88

        We previously had 950,000 warrants that were traded on the Nasdaq National Market System under the symbol "QDELW." These warrants were issued in April 1992 and expired April 30, 2002. The common stock underlying the warrants were registered on August 21, 2000. The following table sets forth the range of high and low closing prices for our warrants for the periods indicated since January 1, 2001.

Quarter Ended	Low	High
December 31, 2002	—	—
September 30, 2002	—	—
June 30, 2002	$0.04	$0.24
March 31, 2002	0.01	1.60
December 31, 2001	$0.77	$1.80
September 30, 2001	0.75	1.40
June 30, 2001	0.63	1.44
March 31, 2001	0.75	2.00

        No cash dividends have been paid on the common stock during 2002, and we do not anticipate paying any dividends in the foreseeable future. As of March 4, 2003, we had 8,473 common stockholders of record.

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

Item 6.    Selected Consolidated Financial Data

        The following table presents selected consolidated financial data of Quidel Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations

	Year ended December 31,
				Nine months ended December 31, 1999(1)(6)(7)	Year ended March 31, 1999
	2002	2001(1)(2)(3)	2000(1)(4)(5)
		(As restated)
(in thousands, except per share data)
REVENUES
Net sales	$74,623	$72,419	$68,351	$38,934	$47,163
Research contracts, license fees and royalty income	1,650	1,636	1,048	3,307	4,333

Total revenues	76,273	74,055	69,399	42,241	51,496

COSTS AND EXPENSES
Cost of sales	38,267	35,803	36,503	19,959	26,106
Research and development	6,748	6,203	7,046	5,267	5,984
Sales and marketing	17,002	14,801	16,341	11,555	9,701
General and administrative	8,845	9,820	8,845	4,462	6,115
Restructuring	—	550	—	—	440
Acquired in-process research and development	—	—	2,300	820	—
Amortization of intangibles	1,945	4,365	1,981	632	1,958

Total costs and expenses	72,807	71,542	73,016	42,695	50,304

Operating earnings (loss)	3,466	2,513	(3,617)	(454)	1,192

OTHER INCOME (EXPENSE)
Other income	335	1,995	86	368	526
Interest and other expense	(960)	(1,314)	(1,247)	(1,450)	(324)

Total other income (expense)	625	681	(1,161)	(1,082)	202

Earnings (loss) before benefit (provision) for income taxes and cumulative effect of change in accounting principle	2,841	3,194	(4,778)	(645)	1,394
Benefit (provision) for income taxes	(1,550)	(3,002)	—	—	6,267

Earnings (loss) before cumulative effect of change in accounting principle	1,291	192	(4,778)	(1,536)	7,661
Cumulative effect of change in accounting principle	—	—	(1,068)	—	—

Net earnings (loss)	$1,291	$192	$(5,846)	$(1,536)	$7,661

Basic and diluted earnings (loss) per share on earnings (loss) before cumulative effect change in accounting principle	$0.04	$0.01	$(0.19)	$(0.03)	$0.32

Basic and diluted loss per share for cumulative effect of change in accounting principle	$—	$—	$(0.04)	$—	$—

Basic earnings (loss) per share	$0.04	$0.01	$(0.23)	$(0.06)	$0.32

Diluted earnings (loss) per share	$0.04	$0.01	$(0.23)	$(0.06)	$0.32

Shares used in basic per share calculation	28,824	28,287	24,882	23,853	23,782

Shares used in diluted per share calculation	29,629	29,282	24,882	23,853	23,804

Balance sheet data

	December 31,
(in thousands)					March 31, 1999
	2002(2)	2001(2)	2000	1999
		(As restated)
Cash and cash equivalents	$2,910	$3,396	$1,901	$4,672	$6,622
Working capital	$24,002	$17,791	$10,024	$12,483	$16,546
Total assets	$82,593	$82,393	$82,032	$68,040	$52,606
Long-term obligations	$11,438	$11,316	$10,729	$11,429	$2,828
Stockholders' equity	$62,757	$59,748	$58,307	$43,755	$44,705
Common shares outstanding	28,889	28,682	28,069	24,029	23,822

(1)
The twelve months ended December 31, 2001, 2000, 1999 and the nine months ended December 31 1999 include $2.5 million, $0.7 million, $0.3 million and $0.3 million, respectively, of amortization of goodwill that was not recorded during 2002, pursuant to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The impact on fully diluted earnings per share for the twelve months ended December 31, 2001, 2000, 1999 and the nine months ended December 31 1999 was $0.09, $0.03, $0.01 and $0.01, respectively.

(2)
The Consolidated Financial Statements for fiscal year 2001 have been restated. (See Note 2 to the Consolidated Financial Statements).

(3)
We have included $1.6 million of insurance proceeds in "other income" for the year ended December 31, 2001. (See Note 1 to Consolidated Financial Statements).

(4)
In December 2000, we acquired Litmus. In conjunction with the acquisition of Litmus, we recorded $2.3 million of acquired in-process research and development.

(5)
In the fourth quarter of 2000, we implemented SEC Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" and as a result recorded a cumulative effect of a change in accounting principle of $1.1 million.

(6)
In October 1999, we changed our fiscal year end from March 31 to December 31.

(7)
In July 1999, we acquired Metra and in December 1999 we acquired a urine test strip business from Dade. Also during the nine months ended December 31, 1999, we performed a sale and leaseback of our corporate headquarters facility. In conjunction with the acquisition of Metra, we recorded $0.8 million of acquired in-process research and development.

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

Overview

        We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1984. The product base and technology platforms have expanded through internal development and acquisitions of other products and technologies. Our primary product areas are currently pregnancy and ovulation, infectious disease, autoimmune diseases, osteoporosis and urinalysis. We discover, develop, manufacture and market rapid diagnostic products for POC detection. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions. Products are sold worldwide to professionals for use in physician offices and clinical laboratories, and to consumers through organizations that provide private label, store brand products.

Acquisitions

        We accounted for each of our acquisitions as a purchase and, as a result, our consolidated statements of operations include the operating results of the acquired businesses from their respective dates of acquisition.

        In 2000, we acquired all of the capital stock of Litmus for $17.3 million, based upon the issuance of approximately 3.2 million shares of our common stock, valued at $5.375 per share. Of the 3.2 million shares, 763,486 shares were subject to an escrow agreement for certain representations and warranties, as defined in the Merger Agreement. Of these escrowed shares, 32,580 were released to us, due to a cash payment to a third-party made on behalf of Litmus for financial advisory fees, and the 730,906 shares previously in escrow were issued in June 2002. In addition, we paid a $1.0 million license fee to a preferred shareholder of Litmus for the co-exclusive right to sell Litmus products in the U.S. We incurred approximately $2.1 million in acquisition related costs in 2000 and an additional $0.1 million in 2001.

        In 1999, we also acquired the assets of Dade's urine test strip business for $5.6 million. Of that amount, $4.8 million was paid in 1999, $0.5 million was paid in December 2000 and $0.3 million was paid in December 2001. In addition to the purchase price for the assets, we agreed to pay Dade a royalty on the combined global sales of Rapignost for five years after the closing, up to a maximum of $3 million. As of December 31, 2001, we have accrued approximately $0.2 million for royalties on the sale of urine test strips. The funds used to complete the purchase came from a bank line of credit. The acquired assets include: Dade's inventory of Rapignost urine test strips, product manufacturing equipment, information and know-how, trademarks, vendor and customer contracts, distributor agreements, and assignments of certain license agreements. Dade continued to manufacture urine test strips for us through November 2001 on a contract basis, and starting in December 2001, we began manufacturing these products ourselves in Marburg, Germany.

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

Product Announcements

        In July 2002, we launched our QuickVue Advance pH and Amines and QuickVue Advance G. vaginalis tests. This launch represents the first commercial application of Quidel's patented LTF technology. Infectious vaginitis is the number one reason why women visit a physician, and accounts for approximately ten million office visits per year.

        In September 2002, we announced that our QuickVue Dipstick Strep A test received regulatory approval and a reimbursement code from the Japanese Ministry of Health and Welfare, allowing for this test to be sold in Japan. These tests are sold through our Japanese distributor, Sumitomo Seiyaku Biomedical Co., Ltd.

        In November 2002, we announced the availability of our UrinQuick instrument. This instrument will be used in automating the reading of our QuickVue UrinChek test strips, thereby enabling the practioner to make timely patient management decisions as an aid in the diagnosis of diabetes, liver and kidney disease, urinary tract infections and other health parameters.

ISO Certification

        In December 2000, our San Diego facility became ISO 9001 certified for our quality management systems. These systems contribute to ensuring that the development, manufacture and supply of products and services are consistent, reliable and valuable in meeting the quality demands of customers. ISO 9001 certification is officially recognized by European and North American authorities and is accepted worldwide, and is a requirement for doing business in the European Union. Additionally, our Santa Clara facility was ISO 9001 certified prior to our acquisition of Litmus and both the San Diego and Santa Clara facilities were successfully recertified during 2001 and 2002.

Cumulative Effect of Change in Accounting Principle

        We changed our accounting policies to implement the effects of SAB 101, which resulted in a cumulative effect of a change in accounting principle of $1.1 million during fiscal year 2000. We implemented SAB 101 in the fourth quarter of 2000 by restating our first three quarters of 2000 (see accompanying consolidated financial statements).

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

Restatement of Financial Statements

        We have has restated our consolidated financial statements as of and for the year ended December 31, 2001 as described below. The restatement adjustment was required to reflect the appropriate accounting treatment for a lease obligation. In January 2001, we entered into a nine-year lease agreement for our manufacturing facility in Santa Clara, California, whereby the agreement included scheduled rent increases in each succeeding year. We had originally accounted for the lease payments based on cash paid. SFAS No. 13, "Accounting for Leases", requires that operating leases which include scheduled rent increases be accounted for on a straight-line basis. The impact to our net earnings and earnings per share for the year ended December 31, 2001 was a decrease of $0.7 million or $0.02 per fully diluted share. (See Note 2 to the Consolidated Financial Statements)

        Additionally, we have restated the unaudited quarterly financial data for each of the three quarters to the period ended September 30, 2002 and each quarter in the year ended December 31, 2001.

Results of Operations

        The following table sets forth for the periods indicated certain consolidated statements of operations data expressed as a percentage of revenues:

Consolidated Statements of Operations Data

	Year ended December 31,
	2002	2001(1)	2000
REVENUES
Net sales	97.8%	97.8%	98.5%
Research contracts, license fees and royalty income	2.2	2.2	1.5

Total revenues	100.0	100.0	100.0

COSTS AND EXPENSES
Cost of sales	50.2	48.3	52.6
Research and development	8.8	8.4	10.2
Sales and marketing	22.3	20.0	23.5
General and administrative	11.6	13.3	12.7
Restructuring	—	0.7	—
Acquired in-process research and development	—	—	3.3
Amortization of intangibles	2.6	5.9	2.9

Total costs and expenses	95.5	96.6	105.2

Operating earnings (loss)	4.5	3.4	(5.2)

OTHER INCOME (EXPENSE)
Other income	0.4	2.7	0.1
Interest and other expense	(1.3)	(1.8)	(1.8)

Total other income (expense)	(0.9)	0.9	(1.7)

Earnings (loss) before benefit (provision) for income taxes and cumulative effect of change in accounting principle	3.7	4.3	(6.9)
Provision for income taxes	(2.0)	(4.1)	—

Earnings (loss) before cumulative effect of change in accounting principle	1.7	0.0	(6.9)
Cumulative effect of change in accounting principle	—	—	(1.5)

Net earnings (loss)	1.7%	0.0%	(8.4)%

(1)
The Consolidated Financial Statements for fiscal year 2001 have been restated. (See Note 2 to Consolidated Financial Statements).

Net Sales

        Net sales increased 3% to $74.6 million for the year ended December 31, 2002 from $72.4 million for same period in 2001. The increase was primarily due to an increase in demand for our influenza products, offset by decreases in our pregnancy, Group A Strep and H. Pylori products. Our influeza product sales increased approximately $7.1 million, while our core products of pregnancy and Group A Strep tests decreased approximately $6.0 million and our H. Pylori product sales decreased approximately $1.0 million for the year ended December 31, 2002 from the year ended December 31, 2001.

        Net sales increased 6% to $72.4 million for the year ended December 31, 2001 from $68.4 million for same period in 2000. The increase was primarily due to an increase in demand for our core products and the launching of new products. Our core products, primarily pregnancy and Group A Strep tests, increased approximately $1.7 million and new product sales from influenza A/B products increased approximately $6.3 million for the year ended December 31, 2001 from the year ended December 31, 2000. These increases were offset by a decrease in bone markers, urinalysis, ovulation, and veterinary products in the amounts of $1.0 million, $0.9 million, $0.8 million and $0.4 million, respectively.

Research Contracts, License Fees and Royalty Income

        Research contracts, license fees and royalty income remained constant at approximately $1.6 million for both the years ended December 31, 2002 and 2001. The research contracts, license fees and royalty income primarily relates to royalties received on a patented technology of ours utilized by a third-party. The agreement covering the royalty payments extends through November 2009, the expiration date of the patent.

        Research contracts, license fees and royalty income increased to $1.6 million for the year ended December 31, 2001 from $1.0 million for the year ended December 31, 2000. The increase was principally related to royalties received on our patented technology utilized by a third-party.

Cost of Sales and Gross Profit from Net Sales

        Gross profit from net sales decreased to $36.4 million for the year ended December 31, 2002 from $36.6 million for the year ended December 31, 2001. Gross profit from net sales as a percentage of net sales decreased to 49% for the year ended December 31, 2002 from 51% for the year ended December 31, 2001. The decreases were primarily due to under-utilization of manufacturing capacity at our Marburg, Germany facility due to the delayed shipment of our UrinQuick instrument and its related effect on urine test strip sales as well as pricing pressures on our core products, partially offset by increased sales of our higher margin influenza products.

        Gross profit from net sales increased to $36.6 million for the year ended December 31, 2001 from $31.8 million for the year ended December 31, 2000. Gross profit from net sales as a percentage of net sales increased to 51% for the year ended December 31, 2001 from 47% for the year ended December 31, 2000. The increase was primarily due to manufacturing efficiencies from increased sales volume as well as product mix changes from sales of higher margin products, such as influenza A/B products.

Research and Development Expense

        Research and development expense increased to $6.7 million for the year ended December 31, 2002 from $6.2 million for the year ended December 31, 2001. Research and development expense as a percentage of net sales remained constant at 9% for both the years ended December 31, 2002 and 2001. The absolute dollar increase is primarily attributable to increased spending for the development of new products on our LTF technology platform related to personnel and laboratory supplies. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

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

Sales and Marketing Expense

        Sales and marketing increased to $17.0 million for the year ended December 31, 2002 from $14.8 million for the year ended December 31, 2001. Sales and marketing expense as a percentage of net sales increased to 23% for the year ended December 31, 2002 from 20% for the year ended December 31, 2001. The increases relate primarily to costs associated with the launch of our infectious vaginitis products, bone ultrasonometer and urinalysis instrument, including infrastructure, public relations, marketing and consulting fees.

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

General and Administrative Expense

        General and administrative expense decreased to $8.8 million for the year ended December 31, 2002 from $9.8 million for the year ended December 31, 2001. General and administrative expense as a percentage of net sales decreased to 12% for the year ended December 31, 2002 from 14% for the year ended December 31, 2001. The decreases were primarily due to a reduction in costs associated with corporate merger and acquisition activity in 2001, partially offset by increased legal and professional fees in 2002.

        General and administrative expense increased to $9.8 million for the year ended December 31, 2001 from $8.8 million for the year ended December 31, 2000. General and administrative expense as a percentage of net sales remained constant at 13% for the years ended December 31, 2001 and 2000. The dollar increase was primarily related to costs associated with corporate merger and acquisition activity in 2001.

Restructuring

        In the first quarter of 2001, we implemented an expense reduction plan (the "Reduction Plan"). The Reduction Plan included a workforce reduction of approximately 15 employees and closure of our facilities in the United Kingdom. In the first quarter of 2001, we incurred a restructuring charge of approximately $0.6 million related to the Reduction Plan. The significant components of the Reduction Plan were $0.5 million for employee severance costs and $0.1 million in closing costs related to the United Kingdom facility. The Reduction Plan was completed as of the end of the first quarter March 31, 2001 and no amounts were accrued as of December 31, 2001.

Acquired In-Process Research and Development

        In connection with our acquisition of Litmus in December 2000, we acquired research and development projects that had not reached technical feasibility and had no probable alternative future uses. The amounts allocated to purchased in-process research and development for the acquisition were based on independent third-party valuations, and were expensed as of the date of the acquisition. Purchased in-process research and development expense related to our acquisition of Litmus was $2.3 million for the year ended December 31, 2000.

Amortization of Intangibles

        On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142, which eliminated the amortization of goodwill. Upon adoption, we reclassified the net book value of our assembled workforce intangible at January 1, 2002, which totaled $0.1 million, to goodwill. Amortization expense for goodwill and the assembled workforce intangible for the years ended December 31, 2001 and 2000, totaled $2.6 million and $0.7 million, respectively. SFAS No. 142 required a transitional evaluation for impairment of goodwill balances upon adoption of the new accounting pronouncement. We completed our transitional review for potential impairment of goodwill that existed at January 1, 2002, and determined that no impairment of goodwill existed as of that date. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill in December 2002, and determined that no impairment of goodwill existed as of December 31, 2002. A significant decline in our projected revenue or earnings growth or cash flows; a significant decline in our stock price or the stock price of comparable companies; loss of legal ownership or title to the asset; and any significant change in our strategic business objectives and utilization of the assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results.

        Amortization of intangibles decreased to $1.9 million for the year ended December 31, 2002 from $4.4 million for the year ended December 31, 2001. This decrease was due to the adoption of SFAS No. 142 in January 2002 and the resulting elimination of goodwill amortization.

        Amortization of intangibles increased to $4.4 million for the year ended December 31, 2001 from $2.0 million for the year ended December 31, 2000. This increase was due to an increase in intangible assets related to the acquisition of Litmus in December 2000.

Other Income

        Other income decreased to $0.3 million for the year ended December 31, 2002 from $2.0 million for the year ended December 31, 2001. This decrease is primarily due to a gain of $1.6 million recognized in 2001 related to recovery of business interruption insurance proceeds on a freezer malfunction in May 2001. The $1.6 million gain is net of $4.1 million of insurance proceeds, offset by a $1.2 million loss for damaged inventory and $1.3 million of expenses for certain business remedies.

        Other income increased to $2.0 million for the year ended December 31, 2001 from $0.1 million for the year ended December 31, 2000. This increase is due to the gain of $1.7 million related to recovery of business interruption insurance proceeds on a freezer malfunction in May 2001 as discussed above, along with a $0.1 million gain on the disposal of assets during the year. The amounts in 2000 primarily related to interest income generated on our average cash balances.

Interest and Other Expense

        Interest and other expense decreased to $1.0 million for the year ended December 31, 2002 from $1.3 million for the year ended December 31, 2001. This decrease is primarily due to the decrease in our average borrowings outstanding under our line of credit during 2002.

        Interest and other expense increased to $1.3 million for the year ended December 31, 2001 from $1.2 million for the year ended December 31, 2000. This increase is primarily due to the increase in our average revolving line of credit balance in 2001 related to the acquisition of Litmus in 2000 which was partially offset by a lower average interest rate in 2001.

Income Taxes

        We recorded income tax expense of $1.6 million for the year ended December 31, 2002 and $3.0 million for the year ended December 31, 2001. The effective tax rates differed from the applicable statutory rates due primarily to the foreign operations for both periods and goodwill amortization during 2001. No income tax provision or benefit was recorded during the year ended December 31, 2000.

Cumulative Effect of Change in Accounting Principle

        We changed our accounting policies to implement the effects of SAB 101 which resulted in a cumulative effect of a change in accounting principle of $1.1 million during fiscal year 2000. We implemented SAB 101 in the fourth quarter of 2000 by restating our first three quarters of 2000 (see accompanying consolidating financial statements).

Liquidity and Capital Resources

        Our principal sources of liquidity have historically been cash flow from operations and borrowings under our line of credit. Our principal requirements for cash currently are for the funding of operations and capital expenditures.

        At December 31, 2002, we had cash and cash equivalents of approximately $2.9 million compared to $3.4 million at December 31, 2001.

        The net decrease in cash and cash equivalents for the year ended December 31, 2002 was $0.5 million, the components of which are discussed below. The cash generated from operating activities of $6.2 million is largely comprised of our net earnings of $1.3 million, non cash expenses of $6.2 million related to depreciation and amortization and decreases in our deferred tax asset of $1.4 million, offset by increases in accounts receivable and inventories of $1.8 million and $1.0 million, respectively, and decreases in accounts payable and other accrued liabilities of $0.3 million. Another source of cash during the period was $0.8 million in proceeds from issuance of common stock under our stock option plans. Our primary uses of cash for the year ended December 31, 2002 were acquisitions of manufacturing equipment and assets related to information technology of $4.3 million, as well as payments on our line of credit and obligations under capital leases totaling $3.1 million.

        The increase in cash and cash equivalents for the year ended December 31, 2001 was $1.5 million, the components of which are discussed below. The cash generated from operating activities of $5.8 million is principally our net earnings of $0.2 million, non cash expenses of $8.1 million related to depreciation and amortization and decreases in our deferred tax asset of $3.0 million, offset by increases in accounts receivable and inventories of $3.5 million and $1.2 million, respectively, and decreases in accounts payable and other accrued liabilities of $1.1 million. Additionally, we received cash during the period of $1.8 million for proceeds from issuance of common stock under our stock option plans. Our primary uses of cash for the year ended December 31, 2001 were acquisitions of manufacturing equipment, facilities improvements and assets related to information technology of $5.7 million, as well as a net reduction on our line of credit and obligations under capital leases totaling $0.7 million.

        We have a $10 million term loan facility which matures in July 2008 and which bears interest at a rate equal to the lender's base rate minus one quarter of one percent. We also have a $10 million line of credit facility which matures in July 2004 and, at our option, bears interest at a rate equal to the lender's base rate minus one quarter of one percent or at the London InterBank Offering Rate plus two and one quarter percent. The agreement governing our line of credit and term loan facilities contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. As of December 31, 2002 there were no borrowings outstanding under either the line of credit or the term loan. As of December 31, 2002, we had $10 million of availability both under the line of credit and term loan, and we were in compliance with all covenants.

        We plan approximately $4.0 million in capital expenditures during 2003. The primary purpose for our capital expenditures is manufacturing equipment and information technology. We plan to fund these capital expenditures with cash flow from operations and borrowings under our existing credit facility. We have no material commitments with respect to such planned expenditures as of the date of this filing.

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

        At December 31, 2002 and 2001, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. While we have maintained customer incentive programs during 2002, if market conditions were to decline, we may take actions to further increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We record revenues from product sales, net of related rebates and discounts which are estimated at the time the sale is recognized. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. We also earn income for performing services under joint development agreements and licensing of technology. Milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met since substantive effort is required to achieve the milestone, the amount of the milestone payments appears reasonable, commensurate with the effort expended and collection of the payment is reasonably assured. Income from the grant of license rights is recorded when the event triggering payment to us has occurred as specified by the terms of the related license agreements and collectibility is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        Intangible assets with definite lives are amortized over their estimated useful lives. Useful lives are based on the expected number of years the asset will generate revenue or otherwise be used by us. On January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include:

  •
  the asset's ability to continue to generate income from operations and positive cash flow in future periods;

  •
  any volatility or significant decline in our stock price and market capitalization compared to our net book value;

  •
  loss of legal ownership or title to the asset;

  •
  significant changes in our strategic business objectives and utilization of the asset; and

  •
  the impact of significant negative industry or economic trends.

        If a change were to occur in any of the above mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

        For indefinite-lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill.

        Upon adoption of SFAS No. 142 on January 1, 2002, we reclassified the net book value of our assembled workforce intangible, which totaled $0.1 million, to goodwill. Amortization expense for goodwill and the assembled workforce intangible for the years ended December 31, 2001 and 2000 totaled approximately $2.5 million and $0.7 million, respectively. The elimination of amortization relating to goodwill and indefinite-lived intangibles had a positive impact on net earnings for the year ended December 31, 2002 of approximately $2.5 million. SFAS No. 142 requires a transitional evaluation for impairment of goodwill balances upon adoption of the new accounting pronouncement. We completed our transitional review for potential impairment of goodwill that existed at January 1, 2002, and determined that no impairment of goodwill existed as of that date. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill in December 2002, and determined that no impairment of goodwill existed as of December 31, 2002.

        We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for our financial statements ended December 31, 2002. We have currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If we should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on our consolidated financial position and results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement generally requires that a liability for a cost associated with an exit or disposal activity, other than those associated with a business combination, be recognized when the liability is incurred instead of recognizing the liability at the date of an entity's commitment to an exit plan as was required in Issue 94-3. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning or transactions occurring after May 15, 2002. This statement clarifies several accounting issues including the classification of gains and losses from the early extinguishment of debt and lease modifications that should be accounted for in a manner similar to a sales-leaseback transaction. We have adopted this statement, and the adoption had no impact on periods presented in the financial statements included herein.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations and have historically not been material. Nonetheless, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders' equity reported by us, and such effect may be material in any individual reporting period.

        The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at December 31, 2002. Based on our market risk sensitive instruments outstanding at December 31, 2002 and 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1).

Part III

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        On April 4, 2002, our Board of Directors, upon the recommendation of the Audit Committee, dismissed Arthur Andersen LLP ("Arthur Andersen" or "AA") as our independent auditors and engaged Ernst & Young LLP ("E&Y") to serve as our independent auditors for the year ending December 31, 2002.

        Arthur Andersen's reports on our consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        In connection with its audits for our years ended December 31, 2001 and 2000 and through April 4, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to AA's satisfaction, would have caused AA to make reference to the subject matter in connection with AA's report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        We provided Arthur Andersen with a copy of the foregoing disclosures. We filed a copy of AA's letter, dated April 10, 2002, stating its agreement with such statements as an exhibit to our Current Report on Form 8-K and 8-K/A, filed on April 11, 2002, and April 23, 2002 respectively and incorporate it herein by reference.

        During the years ended December 31, 2001 and 2000 and through April 4, 2002, we did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2003. Information with respect to executive officers is included on pages 21-22 of this Form 10-K.

        The information required by Item 405 of Regulation S-K is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," contained in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2003.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from the information under the captions "Director Compensation" and "Executive Compensation" contained in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2003.

EQUITY COMPENSATION PLAN INFORMATION

Securities Available for Issuance Under our Equity Compensation Plans

        The following table provides information with respect to our equity compensation plans as of December 31, 2002, which plans were as follows: the 1983 Employee Stock Purchase Plan, as amended, the 1990 Employee Stock Option Plan, the 1996 Non-Employee Director Plan, the 1998 Stock Incentive Plan, the General Nonstatutory Stock Option Plan and the 2001 Equity Incentive Plan.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	6,359,057	$4.58	1,369,727
Equity compensation plans not approved by security holders	575,000	$5.30	—

Total	6,934,057		1,369,727

General Nonstatutory Stock Option Plan

        On June 23, 1997, our Board of Directors adopted our General Nonstatutory Stock Option Plan and amended this plan on December 11, 2000 (the "Plan"). Awards of up to 575,000 shares of our common stock were available for issuance under the Plan, subject to antidilution provisions in the Plan and the option agreements granted thereunder. The Plan limits awards to grants of nonstatutory stock options. The purpose of the Plan is to provide a means whereby the Company may promote its interests and the interests of its stockholders by attracting and retaining the services of highly qualified individuals. Awards under the Plan are issued only to individuals not previously employed by us and as an inducement essential to such individual's entering into an employment contract with us. The only eligible participants under the Plan were S. Wayne Kay and Paul Lawrence (prior to their employment with us), and at December 31, 2002, no shares remained available for issuance under the Plan. The Plan is administered by the Compensation Committee of the Board which is authorized to determine the terms and conditions of grants thereunder, including, among other things, the exercise price, vesting acceleration or waiver of any forfeiture restrictions. In addition, the Compensation Committee has the authority to terminate the Plan, provided however, that such termination will not affect any option previously granted thereunder.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the information under the captions "Compensation Committee Interlocks and Insider Participation" and "Audit Committee" contained in our Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2003.

Item 14.    Controls and Procedures

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

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as part of this Form 10-K:

(a)
(1) Financial Statements

        The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

Consolidated Financial Statements of Quidel Corporation

  (2)
  Financial Statement Schedules

        The following Financial Statement Schedule of Quidel Corporation for the years ended December 31, 2002, 2001 and 2000 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Quidel Corporation.

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

(b)
Reports on Form 8-K during the fourth quarter of 2002.

  None.

(c)
Exhibits

  The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

(d)
Financial Statements. See Item 15(a) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUIDEL CORPORATION
Date: March 31, 2003	By	/s/ S. WAYNE KAY S. Wayne Kay President, Chief Executive Officer (Prinicipal Executive Officer) and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ANDRÉ DE BRUIN André de Bruin Chairman of the Board	/s/ PAUL E. LANDERS Paul E. Landers Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ MARK A. PULIDO Mark A. Pulido Director	/s/ THOMAS A. GLAZE Thomas A. Glaze Director
/s/ S. WAYNE KAY S. Wayne Kay President, Chief Executive Officer (Principal Executive Officer), and Director	/s/ MARY LAKE POLAN Mary Lake Polan Director
/s/ MARGARET G. MCGLYNN Margaret G. McGlynn Director	/s/ FAYE WATTLETON Faye Wattleton Director

CERTIFICATION

I, S. Wayne Kay, certify that:

1.
I have reviewed this annual report on Form 10-K of Quidel Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ S. WAYNE KAY S. Wayne Kay President and Chief Executive Officer Quidel Corporation

CERTIFICATION

I, Paul E. Landers, certify that:

1.
I have reviewed this annual report on Form 10-K of Quidel Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ PAUL E. LANDERS Paul E. Landers Senior Vice President, Chief Financial Officer and Secretary Quidel Corporation

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and the
Board of Directors of Quidel Corporation

        We have audited the accompanying consolidated balance sheets of Quidel Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of Quidel Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements and schedules of Quidel Corporation for the fiscal year ended December 31, 2000, were audited by other auditors who have ceased operations and whose report dated February 15, 2001 expressed an unqualified opinion on those statements.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quidel Corporation and subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related fiscal 2002 and 2001 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, Quidel Corporation changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 during the first quarter of fiscal 2002.

        As discussed above, the financial statements of Quidel Corporation ("the Company") for the year ended December 31, 2000, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been updated to include the transitional disclosures required by SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 for fiscal 2000 included (i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in that period related to goodwill that is no longer being amortized to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related net loss-per-share amounts. Our audit procedures with respect to the disclosures in Note 1 for fiscal 2000 included (i) agreeing the goodwill and amortization amounts and the gross intangible assets and accumulated amortization amounts to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the tables. In our opinion, the disclosures for fiscal 2000 in Note 1 related to the transitional disclosures of SFAS No. 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's financial statements for fiscal 2000 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company's fiscal 2000 financial statements taken as a whole.

/s/  ERNST & YOUNG LLP

San Diego, California
March 21, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Quidel Corporation's filing on Form 10-K for the year ended December 31, 2000. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of December 31, 1999, and the consolidated statements of operations, stockholders' equity and cash flows for the nine month period ended December 31, 1999 referred to in this report have not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quidel Corporation:

We have audited the accompanying consolidated balance sheets of Quidel Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and the nine month period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/  ARTHUR ANDERSEN LLP

San Diego, California
February 15, 2001

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value amounts)	2002	2001
		(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$2,910	$3,396
Accounts receivable, net	17,720	15,657
Inventories	10,566	9,145
Prepaid expenses and other current assets	1,204	922

Total current assets	32,400	29,120
Property, plant and equipment, net	22,935	22,652
Intangible assets, net	24,876	26,866
Deferred tax assets	1,329	2,684
Other assets	1,053	1,071

	$82,593	$82,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,081	$4,008
Accrued payroll and related expenses	1,081	987
Accrued royalties	2,181	1,870
Line of credit	—	2,650
Current portion of obligations under capital leases	455	424
Other current liabilities	1,600	1,390

Total current liabilities	8,398	11,329
Capital leases, net of current portion	10,195	10,654
Deferred rent	1,243	662
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 50,000 shares authorized, 28,889 and 28,682 shares issued and outstanding at December 31, 2002 and 2001, respectively	30	30
Additional paid-in capital	140,358	139,578
Accumulated other comprehensive income (loss)	306	(632)
Accumulated deficit	(77,937)	(79,228)

Total stockholders' equity	62,757	59,748

Total liabilities and stockholders' equity	$82,593	$82,393

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2002	2001	2000
		(As restated, see Note 2)
REVENUES
Net sales	$74,623	$72,419	$68,351
Research contracts, license fees and royalty income	1,650	1,636	1,048

Total revenues	76,273	74,055	69,399

COSTS AND EXPENSES
Cost of sales	38,267	35,803	36,503
Research and development	6,748	6,203	7,046
Sales and marketing	17,002	14,801	16,341
General and administrative	8,845	9,820	8,845
Amortization of intangibles	1,945	4,365	1,981
Restructuring	—	550	—
Acquired in-process research and development	—	—	2,300

Total costs and expenses	72,807	71,542	73,016

Operating earnings (loss)	3,466	2,513	(3,617)

OTHER INCOME (EXPENSE)
Other income	335	1,995	86
Interest and other expense	(960)	(1,314)	(1,247)

Total other income (expense)	(625)	681	(1,161)

Earnings (loss) before benefit (provision) for income taxes and cumulative effect of change in accounting principle	2,841	3,194	(4,778)
Provision for income taxes	(1,550)	(3,002)	—

Earnings (loss) before cumulative effect of change in accounting principle	1,291	192	(4,778)
Cumulative effect of change in accounting principle	—	—	(1,068)

Net earnings (loss)	$1,291	$192	$(5,846)

Basic and diluted earnings (loss) per share on earnings (loss) before cumulative effect change in accounting principle	$0.04	$0.01	$(0.19)

Basic and diluted loss per share for cumulative effect of change in accounting principle	$—	$—	$(0.04)

Basic and diluted net earnings (loss) per share	$0.04	$0.01	$(0.23)

Shares used in basic per share calculation	28,824	28,287	24,882

Shares used in diluted per share calculation	29,629	29,282	24,882

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock
				Accumulated other comprehensive income (loss)
			Additional paid-in capital		Accumulated deficit	Total stockholders' equity	Total comprehensive income (loss)
(in thousands)	Shares	Amount
Balance at December 31, 1999	24,029	$24	$117,386	$(81)	$(73,574)	$43,755
Issuance of common stock for cash under stock option, stock warrant and stock purchase plans, net of registration costs	778	1	2,906	—	—	2,907
Common stock issued for acquisition	3,217	3	17,290	—	—	17,293
Stock-based compensation related to stock options	45	—	186	—	—	186
Translation adjustment	—	—	—	12	—	12	$12
Net loss	—	—	—	—	(5,846)	(5,846)	(5,846)

Balance at December 31, 2000	28,069	28	137,768	(69)	(79,420)	58,307	$(5,834)

Issuance of common stock for cash under stock option, stock warrant and stock purchase plans	613	2	1,810	—	—	1,812
Translation adjustment	—	—	—	(563)	—	(563)	$(563)
Net earnings (as restated, see Note 2)	—	—	—	—	192	192	192

Balance at December 31, 2001 (as restated, see Note 2)	28,682	30	139,578	(632)	(79,228)	59,748	$(371)

Issuance of common stock for cash under stock option, stock warrant and stock purchase plans	207	—	780			780
Translation adjustment	—			938		938	$938
Net earnings	—	—	—	—	1,291	1,291	1,291

Balance at December 31, 2002	28,889	$30	$140,358	$306	$(77,937)	$62,757	$2,229

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2002	2001	2000
		(As restated, see Note 2)
OPERATING ACTIVITIES
Net earnings (loss)	$1,291	$192	$(5,846)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	6,147	8,148	6,530
Loss (gain) on disposal of assets	14	(134)	—
Acquired in-process research and development	—	—	2,300
Cumulative effect of change in accounting principle	—	—	1,068
Stock-based compensation related to stock options	—	—	71
Deferred tax asset	1,355	3,023	—
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(1,762)	(3,488)	(2,468)
Other receivables	—	—	1,053
Inventories	(989)	(1,214)	889
Prepaid expenses and other current assets	(235)	(341)	(29)
Accounts payable	(907)	(412)	461
Accrued payroll and related expenses	94	(447)	237
Accrued royalties	311	816	156
Deferred rent	581	662	—
Other current liabilities	258	(1,054)	(2,616)

Net cash provided by operating activities	6,158	5,751	1,806

INVESTING ACTIVITIES
Acquisition of plant and equipment	(4,263)	(5,720)	(3,231)
Proceeds from sale of fixed assets	—	600	—
Increase in patents and other intangible assets	(153)	142	(137)
Acquisitions, net of cash acquired	—	—	(2,075)

Net cash used for investing activities	(4,416)	(4,978)	(5,443)

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2002	2001	2000
		(As restated, see Note 2)
FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	$780	$1,812	$2,907
Payments on debt and obligations under capital leases	(428)	(120)	(784)
Proceeds from line of credit	—	4,800	2,500
Payments on line of credit	(2,650)	(5,350)	(3,769)

Net cash (used for) provided by financing activities	(2,298)	1,142	854

Effect of exchange rate changes on cash	70	(420)	12

Net (decrease) increase in cash and cash equivalents	(486)	1,495	(2,771)
Cash and cash equivalents at beginning of period	3,396	1,901	4,672

Cash and cash equivalents at end of period	$2,910	$3,396	$1,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest	$1,011	$1,195	$1,167

Cash paid during the year for income taxes	$—	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through acquisitions	$—	$—	$1,009
Liabilities assumed through acquisitions	—	—	(3,026)
Goodwill acquired through acquisitions	—	—	13,603
In-process research and development acquired through acquisitions	—	—	2,300
Technology purchased through acquisitions	—	—	6,100
License fee	—	—	1,000
Favorable lease acquired through acquisition	—	—	1,700
Assembled work force acquired through acquisition	—	—	140
Deferred tax liability acquired through acquisition	—	—	(3,376)

Total acquisition, net	—	—	19,450
Less: Cash acquired	—	—	(82)
Common stock issued for acquisition	—	—	(17,293)

Acquisitions, net of cash acquired	$—	$—	$2,075

See accompanying notes.

QUIDEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Company Operations and Summary of Significant Accounting Policies

        Quidel Corporation (the "Company") commenced operations in 1979. The Company operates in one business segment which develops, manufactures and markets point-of-care ("POC") rapid diagnostics for detection of human medical conditions and illnesses. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions substantially focused on women's and family health. The Company's products are sold to professionals for use in physician offices and clinical laboratories through a network of national and regional distributors, and to consumers through organizations that provide store brand products. In December 2000, the Company acquired all of the stock of Litmus Concepts, Inc. ("Litmus"). In July 1999, the Company acquired all of the stock of Metra Biosystems, Inc. ("Metra") and in December 1999, the Company acquired a urine test strip business from Dade Behring Marburg GmbH ("Dade").

        Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Cash and Cash Equivalents — The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less.

        Accounts Receivable — The balance of accounts receivable is net of allowances of $0.9 million and $1.6 million at December 31, 2002 and 2001, respectively.

        Inventories — Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on an annual basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete stock is identified. Inventories consisted of the following, net of reserves of $0.4 million and $0.8 million at December 31, 2002 and 2001, respectively:

(in thousands)	2002	2001
Raw materials	$3,213	$2,588
Work-in-process	2,255	1,549
Finished goods	5,098	5,008

	$10,566	$9,145

        Property Plant and Equipment — Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (3 to 15 years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and minor repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in Other Income (Expenses) in the Statement of Operations.

        Property, plant and equipment consisted of the following at December 31:

(in thousands)	2002	2001
Equipment, furniture and fixtures	$33,074	$29,147
Building and improvements	15,797	15,476
Land	1,080	1,080

	49,951	45,703
Less: Accumulated depreciation and amortization	(27,016)	(23,051)

	$22,935	$22,652

        Intangible Assets — Intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful lives. The excess of cost over fair value of the net tangible assets purchased (goodwill) arose from the Company's acquisition of its wholly-owned subsidiaries Litmus and Metra and the purchase of technology from Litmus and Dade. The goodwill related to Litmus and Metra was being amortized over seven and five years for the 2001 period, respectively, while the technology purchased from Litmus and Dade is being amortized over seven and ten years, respectively. Patent filing costs are capitalized and amortized upon the issuance of the related patent. License and favorable lease arrangements are being amortized over the terms of the related agreements.

        Intangible assets consisted of the following at December 31:

(in thousands)	Life	2002	2001
Goodwill	5 to 7 years	$16,556	$16,416
Purchased technology	7 to 10 years	11,536	11,536
License agreements	7 to 8 years	3,300	3,300
Patent and trademark costs	10 to 12 years	2,772	2,628
Favorable lease and other	3 to 9 years	1,700	1,840

		35,864	35,720
Less: Accumulated amortization		(10,988)	(8,854)

		$24,876	$26,866

        Pursuant to SFAS No. 141, "Business Combinations," the Company was required to reclassify certain "other intangible assets" to goodwill on January 1, 2002 that do not meet the definition of an identifiable intangible asset under SFAS No. 141. Accordingly, $0.1 million of assembled workforce intangible assets were reclassified to goodwill. Also, on January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired by comparing the carrying value to the fair value of the reporting unit to which they are assigned. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. SFAS No. 142 requires a transitional evaluation for impairment of goodwill balances upon adoption of the new accounting pronouncement. The Company completed its transitional review for potential impairment of goodwill that existed at January 1, 2002, and determined that no impairment of goodwill existed as of that date. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. The Company completed its annual evaluation for impairment of goodwill in December 2002, and determined that no impairment of goodwill existed as of December 31, 2002. A significant decline in the Company's projected revenue or earnings growth or cash flows; a significant decline in the Company's stock price or the stock price of comparable companies; loss of legal ownership or title to the asset; and any significant change in the Company's strategic business objectives and utilization of the asset are among many factors that could result in an impairment charge that could have a material negative impact on the Company's operating results.

        As a result of adopting SFAS No. 142, the following pro forma financial information reflects net earnings (loss) and diluted earnings (loss) per share as if goodwill and certain intangibles were not subject to amortization for the years ended December 31, 2001 and 2000:

	2002	2001(1)	2000
	(in thousands, expect per share data)
Net earnings (loss), as reported	$1,291	$192	$(5,846)
Add back: goodwill amortization	—	2,446	658
assembled workforce amortization	—	1	—

Adjusted net earnings (loss)	$1,291	$2,639	$(5,188)

Basic earnings (loss) per share
Net earnings (loss) per share, as reported	$0.04	$0.01	$(0.23)
Add back: goodwill amortization	—	0.09	0.03
assembled workforce amortization	—	—	—

Adjusted basic net earnings (loss) per share	$0.04	$0.10	$(0.20)

Diluted earnings (loss) per share
Net earnings (loss) per share, as reported	$0.04	$0.01	$(0.23)
Add back: goodwill amortization	—	0.08	0.03
assembled workforce amortization	—	—	—

Adjusted diluted net earnings (loss) per share	$0.04	$0.09	$(0.20)

(1)
(As restated, see Note 2)

        Impairment of Long-Lived Assets — In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total book value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and the eventual disposition are less that its carrying amount. An impairment loss is equal to the excess of the book value of an asset over its determined fair value. Through December 31, 2002, the Company has not experienced any such impairment.

        Revenue Recognition — The Company records revenues from product sales. These revenues are recorded net of related rebates and discounts which are estimated at the time the sale is recognized. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. The Company earns income for performing services under joint development agreements and licensing of technology. Milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met since substantive effort is required to achieve the milestone, the amount of the milestone payments appears reasonable, commensurate with the effort expended and collection of the payment is reasonably assured. The Company has not received up front payments under any existing contracts. Royalty income from the grant of license rights is recorded when the event triggering payment to the Company has occurred as specified by the terms of the related license agreements and collectibility is reasonably assured. Income earned under joint development agreements and from licensing and distribution activities are classified under revenues in the accompanying consolidated statements of operations. The costs associated with joint development agreements are recorded as research and development expense. In 2000, the Company changed its method of accounting for product sales and certain milestone payments under joint development agreements. See change in accounting principle below.

        Research and Development Costs — All research and development costs are charged to operations as incurred.

        Product Shipment Costs — Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

        Deferred Rent — Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreement is recorded as deferred rent.

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

        Foreign Currency Translation — The financial statements of the Company's subsidiaries outside the U.S. are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date and revenue and expense accounts are translated using average exchange rates during the periods. The resulting translation adjustments are presented as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations and have historically not been significant.

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

        Stock Compensation — The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the estimated market price of the underlying stock on the date of grant, no compensation has been recognized.

        The estimated weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $4.75, $4.10 and $6.39 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2002, 2001 and 2000, respectively: risk-free interest rate of 3.8% 4.6%, and 6.2%; expected option life of 6.1, 6.5 and 5.8 years; expected volatility of .85, 2.85, and 3.16; and a dividend rate of zero for all three periods.

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock option plans have characteristics significantly different from those of traded options, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards for the years ended December 31, 2002, 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as indicated below:

(in thousands, except per share data)	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
	(As restated, see Note 2)
Net earnings (loss)—as reported	$1,291	$192	$(5,846)
Net loss—pro forma	(3,190)	(4,115)	(8,632)
Basic and diluted earnings (loss) per share—as reported	0.04	0.01	(0.23)
Basic and diluted loss per share—pro forma	(0.11)	(0.15)	(0.35)

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

        The following table reconciles the weighted average shares used in computing basic and diluted earnings (loss) per share in the respective periods:

	Year ended December 31,
(in thousands)	2002	2001	2000
Shares used in basic earnings (loss) per share (weighted average common shares outstanding)	28,824	28,287	24,882
Effect of dilutive stock options and warrants	805	995	—

Shares used in diluted earnings (loss) per share calculation	29,629	29,282	24,882

        The Company has excluded all outstanding stock options from the calculation of diluted loss per common share because these shares were antidilutive for the year ended December 31, 2000. The total number of shares excluded from the calculation of diluted net loss per share were approximately 2.0 million.

        Comprehensive Income (Loss) — Comprehensive income (loss) includes unrealized gains and losses excluded from the Company's Consolidated Statements of Operations. The unrealized gains and losses include foreign currency transaction adjustments. The Company has presented the required information in the consolidated statements of stockholders' equity.

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

        Change in Accounting Principle — The Company changed its accounting policies to implement the effects of the SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which resulted in a cumulative effect of a change in accounting principle of $1.1 million during fiscal year 2000. The Company implemented SAB 101 in the fourth quarter of 2000 by restating its first three quarters of 2000.

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

        Insurance Proceeds — In May 2001, the Company experienced damage to its facility and certain inventory in San Diego, California, because of a malfunction of the central circuitry of one of its warehouse freezers. As a result, certain specialized reagents used in the Company's inventory valued at approximately $1.2 million were damaged, and the Company experienced an interruption of some of its operations. In August 2001, the Company received $4.1 million in insurance proceeds in connection with this event. Among other items, the insurance proceeds were used to replace the damaged inventory of $1.2 million and for certain business interruption remedies of $1.3 million. The remaining $1.6 million of proceeds is included in "other income" in the accompanying 2001 consolidated statement of operations.

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

        Recent Accounting Pronouncements — In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements with fiscal year ends after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on its consolidated financial position and results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement generally requires that a liability for a cost associated with an exit or disposal activity, other than those associated with a business combination, be recognized when the liability is incurred instead of recognizing the liability at the date of an entity's commitment to an exit plan as was required in Issue 94-3. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning or transactions occurring after May 15, 2002. This statement clarifies several accounting issues including the classification of gains and losses from the early extinguishment of debt and lease modifications that should be accounted for in a manner similar to a sales-leaseback transaction. The Company has adopted this statement which had no effect on current periods presented.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

        Accounting Periods — The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. The Company's fiscal year end is December 31. For ease of reference, the calendar quarter end date is used herein.

Note 2.    Restatement of Financial Statements

        The Company has restated its consolidated financial statements as of and for the year ended December 31, 2001 as described below. The restatement adjustment was required to reflect the appropriate accounting treatment for a lease obligation. In January 2001, the Company entered into a nine-year lease agreement for its manufacturing facility in Santa Clara, California, whereby the agreement included scheduled rent increases in each succeeding year. The Company had originally accounted for the lease payments based on cash paid. SFAS No. 13, "Accounting for Leases", requires that operating leases which include scheduled rent increases be accounted for on a straight-line basis.

The impact to the Company's net earnings and earnings per share for the year ended December 31, 2001 was a decrease of $0.7 million or $0.02 per fully diluted share.

        Key financial data as of and for the year ended December 31, 2001, as previously reported and as restated, are as follows (in thousands, except per share data):

	As Previously Reported	As Restated
Consolidated Statement of Operations:
Revenue	$72,419	$72,419
Cost of sales	35,271	35,803
General and administrative expenses	9,690	9,820
Net earnings	853	192
Basic and diluted net earnings per share	0.03	0.01
Consolidated Balance Sheet:
Deferred rent	—	662
Accumulated deficit	(78,567)	(79,228)

        Additionally, the Company has restated the unaudited quarterly financial data for each of the three quarters in the period ended September 30, 2002 and each quarter in the year ended December 31, 2001, as disclosed in Note 12.

Note 3.    Acquisition

        During the year ended December 31, 2000 the Company acquired Litmus which was accounted for under the purchase method of accounting and, accordingly, the assets, including in-process research and development, and the liabilities were recorded based on their fair values at the date of acquisition and the results of operations have been included in the financial statements for the periods subsequent to acquisition.

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

        On December 8, 2000, the Company acquired all of the capital stock of Litmus for $17.3 million, based upon the issuance of approximately 3.2 million shares of the Company's common stock, valued at $5.375 per share. Of the 3.2 million shares, 763,486 shares were subject to an escrow agreement for certain representations and warranties, as defined in the merger agreement. Of these escrowed shares, 32,580 were released to us due to a cash payment to a third-party made on behalf of Litmus for financial advisory fees. The remaining 730,906 shares in escrow were issued in June 2002. In connection with the acquisition, the Company incurred approximately $2.1 million in merger related costs. In addition, the Company paid a $1.0 million license fee to a preferred shareholder of Litmus, for the co-exclusive right to sell Litmus products in the U.S. Based upon a valuation by an independent third party, the purchase price was allocated as follows: $13.6 million to excess of cost over net assets acquired; $6.1 million to purchased technology and know how; $1.7 million to favorable lease; $1.0 million to existing machinery and equipment; $0.1 million to assembled workforce and $2.3 million to in-process research and development projects for projects that had not reached technological feasibility and had no alternative future uses and, thus, the amounts allocated to such projects were expensed as of the date of acquisition. The Company incurred an additional $0.1 million in acquisition related costs during 2001.

Note 4.    Line of Credit

        During 2002, the Company secured a new $10 million line of credit and a $10 million term loan facility with a financial institution. The new line of credit matures in July 2008, bears interest at a rate equal to the lender's base rate minus one quarter of one percent (4.0% as of December 31, 2002), and is secured by inventory, accounts receivable and fixed assets of the Company. The term loan matures in July 2004 and, at the Company's option, bears interest at a rate equal to the lender's base rate minus one quarter of one percent (4.0% as of December 31, 2002) or at the London InterBank Offering Rate plus two and one quarter percent (3.6% as of December 31, 2002). The agreements governing our new line of credit and term loan facilities contain certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. As of December 31, 2002, the Company had no borrowings outstanding under either the new line of credit or the term loan. As of December 31, 2002 the Company had the availability to borrow $10 million under both the new line of credit and term loan was in compliance with all covenants.

        As of December 31, 2001, the Company had $2.7 million outstanding under a previous line of credit agreement with a financial institution. The previous line of credit provided for a maximum availability of $7.5 million, bore interest at the financial institution's reference rate (4.8% at December 31, 2001), matured and was paid in full in June 2002 and was secured by inventory, accounts receivable and fixed assets of the Company.

Note 5.    Income Taxes

        The Company's earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle were subject to taxes in the following jurisdictions for the following periods:

	Year ended December 31,
(in thousands)	2002	2001	2000
		(As restated, see Note 2)
Pre-tax earnings (loss):
United States	$4,003	$2,705	$(1,443)
Foreign	(1,162)	489	(3,335)

	$2,841	$3,194	$(4,778)

        Significant components of the income taxes attributable to continuing operations are as follows:

	Year ended December 31,
(in thousands)	2002	2001	2000
Current:
Federal	$73	$(21)	$—
Foreign	64	—	—
State	58	—	—

Total current provision	195	(21)	—

Deferred:
Federal	1,236	2,570	—
State	119	453	—

Total deferred provision	$1,355	$3,023	—

Provision for income taxes	$1,550	$3,002	$—

        Significant components of the Company's deferred tax assets as of December 31, 2002 and 2001 are shown below.

	December 31,
(in thousands)	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$8,494	$13,787
Capitalized research and development costs	5,667	4,136
Tax credit carryforwards	83	83
Other, net	2,676	708

Total deferred tax assets	16,920	18,714
Valuation allowance for deferred tax assets	(13,316)	(13,316)

Deferred tax asset, net of valuation allowance	3,604	5,398
Deferred tax liability	(2,275)	(2,714)

Net deferred tax assets	$1,329	$2,684

        A valuation allowance of $13.3 million has been established against a portion of the Company's deferred tax assets at December 31, 2002 due to uncertainties of realizing the benefit of net deferred tax assets. Management has determined that the valuation allowance is necessary based on the likelihood of generating sufficient taxable income in future years to realize the benefit of its net deferred tax assets. Management believes the Company will generate sufficient taxable income in the future and realize the remaining net deferred tax asset. Management will continue to assess the realization of the deferred tax asset, based on future operating results, and make adjustments to the valuation allowance as appropriate.

        At December 31, 2002, the Company had tax loss carryforwards of approximately $24.0 million. During the year ended December 31, 2002, approximately $6.3 million of the Company's tax loss carryforwards expired unused. Approximately, $21.5 million of the remaining tax loss carryforwards are scheduled to expire through December 31, 2005, unless previously utilized. The balance of the carryforwards will expire at various dates through December 31, 2020, unless previously utilized.

        Pursuant to Internal Revenue Code Section 382, the Company's use of its net operating loss carryforwards may be limited as a result of cumulative changes in ownership of more than 50% over a three year period.

        The Company also has acquired net operating losses in conjunction with certain of its acquisitions aggregating approximately $68.6 million, which were not reflected in the components of the deferred tax assets as shown above. The Company's tax loss carryforwards that relate to the acquired companies will be subject to limitations under Internal Revenue Section 382. The tax benefit of these tax loss carryforwards, if and when realized, will result in a reduction of goodwill.

        The reconciliation of income tax computed at the federal statutory rate to the provision (benefit) for income taxes is as follows:

	Year ended December 31,
(in thousands)	2002	2001	2000
Tax at statutory tax rate	$966	$1,086	$(1,987)
Foreign taxes	468	808	—
State taxes, net of federal benefit	172	348	(351)
Increase in valuation allowance	—	—	576
Goodwill amortization	—	871	1,712
Other	(56)	(111)	50

	$1,550	$3,002	$—

Note 6.    Stockholders' Equity

        Preferred Stock    The Company's certificate of incorporation, as amended, authorizes the issuance of up to 5 million preferred shares. The Board of Directors is authorized to fix the number of shares of any series of preferred stock, and to determine the designation of such shares. However, the amended certificate of incorporation specifies the initial series and the rights of that series. No shares of preferred stock were outstanding as of December 31, 2002 and 2001.

        Common Stock Warrants    On April 30, 2002, warrants to purchase 950,000 shares of common stock at $7.50 per share expired.

        Stockholder Rights Plan    The Board of Directors of the Company adopted a Stockholder Rights Plan, effective December 31, 1996 and as amended and restated, effective May 24, 2002 (the "Rights Plan") which provides for a dividend of one right (a "Right") to purchase fractions of shares of the Company's Series C Junior Participating Preferred Stock for each share of the Company's common stock. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock (with a limited exception under certain conditions to permit a certain significant stockholder to acquire up to 20%), the Rights permit the holders (other than the 15% holder) to purchase the Company's common stock at a 50% discount upon payment of an exercise price of $24 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiror at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $.005 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. The Rights shall expire on December 30, 2006, unless earlier triggered, redeemed or exchanged.

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

        The following table summarizes option activity in terms of thousands of shares and the weighted average exercise per share:

	Year ended December 31
	2002		2001		2000
(in thousands, except price data)	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	4,992	$4.33	4,915	$4.03	4,722	$3.21
Granted	1,022	6.13	1,274	4.79	1,318	6.39
Exercised	(179)	3.73	(576)	2.83	(504)	3.33
Cancelled	(271)	6.14	(621)	4.41	(621)	3.15

Outstanding at end of period	5,564	$4.58	4,992	$4.33	4,915	$4.03

        At December 31, 2002, there were 3,446,672 shares exercisable, with a weighted average remaining contractual life of 6.96 years. At December 31, 2002, 1,369,727 shares remained available for grant under the plans.

        The following table summarizes information as of December 31, 2002 concerning options outstanding:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life in Years
Range of Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 2.25 - $ 2.94	267,327	5.65	$2.52	228,692	$2.57
$ 2.97 - $ 3.25	1,481,233	5.48	$3.25	1,471,544	$3.25
$ 3.28 - $ 3.94	718,115	5.25	$3.60	633,355	$3.59
$ 3.97 - $ 4.95	699,154	7.67	$4.50	307,111	$4.49
$ 4.98 - $ 5.20	604,100	8.34	$5.07	216,544	$5.06
$ 5.25 - $ 5.81	773,785	8.43	$5.69	225,790	$5.66
$ 5.82 - $ 6.56	560,801	8.82	$6.30	100,277	$6.38
$ 6.56 - $ 9.31	456,315	7.58	$7.05	260,954	$7.00
$10.13	500	7.18	$10.13	343	$10.13
$10.88	3,000	7.19	$10.88	2,062	$10.88

$ 2.25 - $10.88	5,564,330	6.96	$4.58	3,446,672	$4.03

        The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the estimated market price of the underlying stock on the date of grant, no compensation expense has been recognized.

        The estimated weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $4.75, $4.10 and $6.39, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2002, 2001 and 2000, respectively: risk-free interest rate of 3.8% 4.6%, and 6.2%; expected option life of 6.1, 6.5 and 5.8 years; expected volatility of .85, 2.85, and 3.16; and a dividend rate of zero for all three periods.

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

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards for the years ended December 31, 2002, 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as indicated below:

        Employee Stock Purchase Plan    Under the Employee Stock Purchase Plan ("the Plan"), full-time employees are allowed to purchase common stock through payroll deductions (which cannot exceed 10% of the employee's compensation) at the lower of 85% of fair market value at the beginning or end of each six-month option period. As of December 31, 2002, 637,210 shares had been sold under the Plan, leaving 112,790 shares available for future issuance.

        At December 31, 2002, approximately 7.0 million shares of common stock were reserved for the exercise of stock options and and purchases under the Plan.

Note 7.    Commitments and Contingencies

        Leases    The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancellable leases at the end of 2002 are as follows:

	Operating Leases	Capital Leases
Years ending December 31,
2003	$918	$1,347
2004	994	1,372
2005	1,158	1,398
2006	1,158	1,406
2007	1,305	1,377
Thereafter	3,066	10,439

Total minimum lease payments	$8,599	$17,339

Less amount representing interest		(6,689)

Present value of capital lease payments		10,650
Less current portion		(455)

Long-term obligations under capital leases		$10,195

        At December 31, 2002, assets under capital leases included in property and equipment totaled $12.9 million with accumulated amortization of $4.7 million.

        Rent expense under operating leases totaled approximately $1.7 million, $1.5 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. In 2000, one of the facilities was being subleased and offset a portion of the rent paid in the amount of approximately $0.5 million.

        During December 1999, the Company completed a sale and leaseback transaction of one of its facilities. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. As a part of this transaction, the Company paid off the mortgage on the facility of approximately $3.0 million, and an extraordinary loss of $0.9 million was incurred in connection with the prepayment. The Company plans to lease the 73,000 square foot facility for fifteen years, with options to extend the lease for up to two additional five-year periods. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under SFAS No. 98 'Accounting for Sales of Real Estate.' As such, the assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. The Company recorded $11.3 million as the present value of the net lease payments as a capital lease obligation.

  Contracts

        The Company has entered into various licensing agreements which require royalty payments based on specified product sales. Royalty expenses, which are charged to cost of sales under these licensing agreements, totaled $5.2 million, $4.8 million and $3.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  Legal

        The Company is involved in litigation matters from time to time in the ordinary course of business. Management believes that any and all such actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes appropriate given the nature of our business.

Note 8.    Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the U.S. totaled 33%, 26%, and 25% of net sales for the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002 and 2001, balances due from foreign customers were $9.2 million and $6.4 million, respectively.

        The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Year ended December 31,
	2002	2001	2000
Customer:
A	19%	23%	15%
B	15%	—	—
C	11%	12%	12%

        As of December 31, 2002 and 2001, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $8.2 million and $7.0 million, respectively.

        For the years ended December 31, 2002, 2001 and 2000, the Company recorded net sales to domestic and foreign customers. The following present long-lived assets as of December 31, 2002 and 2001 and net sales for the years ended December 31, 2002, 2001 and 2000 by geographic territory:

	Long-lived Assets		Net Sales
	December 31,		Year ended December 31,
	2002	2001	2002	2001	2000
United States Operations
Domestic	$21,461	$22,458	$50,297	$53,631	$51,495
Foreign	—	—	17,696	12,548	8,691
Foreign operations	1,474	194	6,630	6,240	8,165

Total	$22,935	$22,652	$74,623	$72,419	$68,351

        The Company has entered into various licensing agreements which require royalty payments based on specified product sales. Royalty expenses, which are charged to cost of sales under these licensing agreements, totaled $5.8 million, $4.8 million and $3.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Consolidated net sales by product are as follows:

	Year ended December 31,
	2002	2001	2000
Pregnancy	$21,285	$25,019	$24,504
Group A Strep	16,652	18,601	17,382
Influenza	14,805	8,101	1,769
Metabolic bone markers	5,275	5,115	5,957
H. Pylori	3,264	4,255	4,056
Chlamydia and mononucleosis	2,611	2,564	2,120
Urinalysis	2,149	2,424	3,113
Ovulation	945	1,043	1,853
QUS-2	853	651	792
Other products	6,784	4,646	6,805

	$74,623	$72,419	$68,351

Note 9.    Employee Benefit Plan

        The Company has a defined contribution 401(k) plan (the "Plan") covering all employees who are eligible to join the Plan upon employment. Employees may contribute up to 20% of their compensation per year (subject to a maximum limit by federal law). The Company contributed approximately $0.2 million to the Plan during each of the years ended December 31, 2002, 2001 and 2000.

Note 10.    Related—Party Transactions

        During 2002, 2001 and 2000, the Company made payments to a shareholder of approximately $0.1 million in each of those periods. These payments related to legal advisory and consulting services.

        During 2001 and 2000, the Company made payments to a company in which an owner is a shareholder of and was on the Board of Directors of the Company. There were no material amounts paid during 2002 or 2001 to this related party. In 2000, these payments consisted of approximately $0.5 million in success fees in connection with the acquisition of Litmus and approximately $0.1 million for financial advisory services.

        In connection with the acquisition of Litmus in December 2000, the Company leases a facility from a partnership, a partner of which was a prior shareholder of Litmus and is now a shareholder of the Company. The lease is for nine years with total future rental payments of approximately $8.1 million, of which approximately $0.4 million were paid in both 2002 and 2001, respectively. No amounts were paid in 2000.

        The Company completed a sales leaseback transaction with a third party in December 1999 which became a related party as a result of the transaction. The Company paid approximately $1.3 million, $1.2 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. (See Note 7.)

Note 11.    Becton Dickinson License Agreement

        In June 1997, the Company entered into a license agreement with Becton Dickinson which calls for an upfront cash license fee, a royalty on net sales of certain of its pregnancy and ovulation products, and a license of the Company's Q-Laboratory technology back to Becton Dickinson (with a royalty due to the Company on future net sales). The license fee paid of approximately $2.3 million was capitalized and is being amortized over 7.5 years, the term of the agreement. Royalty expense applicable to this agreement totaled approximately $3.5 million, $3.3 million and $2.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 12.    Quarterly Financial Information (unaudited)

(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2002
Total revenues	$21,212	$17,789	$14,508	$22,764	$76,273
Gross profit(1)	10,669	8,096	6,107	11,484	36,356
Net earnings (loss)(1)	1,464	160	(1,334)	1,001	1,291
Earnings (loss) per common share basic and diluted(1)	$0.05	$0.01	$(0.05)	$0.03	$0.04
2001
Total revenues	$19,942	$15,992	$16,568	$21,553	$74,055
Gross profit(1)	10,417	7,207	7,912	11,080	36,616
Net earnings (loss)(1)	251	(1,032)	(240)	1,213	192
Earnings (loss) per common share basic and diluted(1)	$0.01	$(0.04)	$(0.01)	$0.04	$0.01

(1)
Each of the first three quarters of 2002 and all quarterly periods for 2001 have been restated. (See Note 2).

SCHEDULE II

QUIDEL CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Descripton	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
Year ended December 31, 2002:
Allowance for doubtful accounts (1)	$899	$1,591	—	$1,618	$872
Year ended December 31, 2001:
Allowance for doubtful accounts (2)	1,200	1,669	—	1,970	899
Year ended December 31, 2000:
Allowance for doubtful accounts (3)	1,600	6,784	—	7,184	1,200

(1)
Represents provisions primarily related to allowances for cash discounts, contract pricing rebates, and bad debts all of which are reductions to sales as well as for allowances for bad debts. For the year ended December 31, 2002, $0.7 million, $0.6 million, and $0.3 million were charged to cash discounts, contract pricing rebates and bad debts, respectively.

(2)
Represents provisions primarily related to allowances for contract pricing rebates, cash discounts, bad debts and to a lesser extent sales returns all of which are reductions to sales and bad debts. For the year ended December 31, 2001, $0.6 million, $0.5 million, $0.5 million and $0.1 million were charged to contract pricing rebates, cash discounts, bad debts and sales returns, respectively.

(3)
Represents provisions primarily related to allowances for contract pricing rebates, and to a lesser extent sales returns and cash discounts, all of which are reductions to sales and bad debts. For the year ended December 31, 2000, $5.8 million, $0.6 million and $0.4 million were charged to contract pricing rebates, sales returns and cash discounts, respectively.

EXHIBIT INDEX

Exhibit Number
2.1	Agreement and Plan of Merger, as amended, dated as of October 30, 2000, among Litmus Concepts, Inc., Quidel Corporation and Litmus Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on December 22, 2000.)
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1991.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated November 8, 2000.)
4.1
Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (incorporated by reference to Exhibit 1(A) to the Registrant's Registration Statement on Form 8-A filed on January 14, 1997.)
4.2
Amended and Restated Rights Agreement dated as of May 24, 2002 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on May 29, 2002.)
10.1	Registrant's 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
10.2	Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.3	Registrant's 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.4	Registrant's 1996 Non-Employee's Director Plan. (Incorporated by reference to Registrant's Proxy Statement filed on June 27, 1996.)
10.5	Registrant's 1998 Stock Incentive Plan. (Incorporated by reference to Registrant's Proxy Statement filed on July 8, 1998.)
10.6	Registrant's 2001 Equity Incentive Plan. (Incorporated by reference to Registrant's Proxy Statement filed on April 17, 2001.)
10.7(1)*	Registrant's General Nonstatutory Stock Option Plan, as amended December 11, 2000.
10.8
Form of Registration Rights Agreement of the Registrant. (Incorporated by reference to Appendix C to the final Joint Proxy Statement/Prospectus dated January 4, 1991 included within Amendment No. 2 to the Registrant's Registration Statement No. 33-38324 on Form 8-K filed on January 4, 1991.)
10.9	Assumption Agreement dated January 31, 1991. (Incorporated by reference to Exhibit 10.52.1 to the Registrant's Form 8-K dated February 26, 1991.)
10.10
Trademark License Agreement dated October 1, 1994 between the Registrant and Becton Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended March 31, 1995.)

10.11
Stock Purchase Agreement dated January 5, 1995 between Registrant and Eli Lilly & Company for the sale of all the outstanding capital stock of Pacific Biotech, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated January 5, 1995.)
10.12
Settlement Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.13
Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.14
Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.15(1)	Employment Agreement dated June 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)
10.16(1)	Stock Option Agreement dated June 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)
10.17(1)
Amendment No. 1 to the Employment and Stock Option Agreement effective August 13, 2001 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.18(1)	Employment agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.19(1)
Stock option agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.20(1)
Amended employment agreement effective August 13, 2001 between the Registrant and S. Wayne Kay (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.21(1)
Stock option agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.22(1)*	Employment Agreement effective June 17, 2002 between the Registrant and William J. Elliott.
10.23
Offer to Purchase for Cash all outstanding shares of common stock of Metra Biosystems, Inc. by MBS Acquisition Corporation, a wholly-owned subsidiary of Ouidel Corporation at $1.78 net per share. (Incorporated by reference to Metra's Schedule 14D-1 dated June 9, 1999.)
10.24
Master Revolving Note dated August 29, 2002 by Quidel Corporation in favor of Comerica Bank—California. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.25
Variable Rate — Single Payment Note dated August 29, 2002 by Registrant in favor of Comerica Bank—California. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.26
Security Agreement dated as of August 29, 2002 between Registrant and Comerica Bank—California. (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.27
Business Loan Agreement dated of August 29, 2002 between Registrant and Comerica Bank—California. (Incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.28	Form of Asset Sale Agreement—Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.29	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.30	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.31	Form of Indemnification Agreement—Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.)
16.1	Letter from Arthur Andersen (Incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K filed on April 11, 2002.)
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young, LLP, Independent Auditors.
23.2	Notice Regarding Consent of Arthur Andersen, LLP, Independent Auditors.
99.1*	Certifications by the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(1)
Indicates a management plan or compensatory plan or arrangement.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein)
Part II
COMMON STOCK PRICE RANGE
Part III
Part IV
Consolidated Financial Statements of Quidel Corporation
SIGNATURES
CERTIFICATION
CERTIFICATION
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
QUIDEL CORPORATION CONSOLIDATED BALANCE SHEETS
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
QUIDEL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX