Form 10-Q
period 2003-03-31
QUIDEL CORP /DE/
filed 2003-05-15
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
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

        As of April 30, 2003, 28,943,620 shares of common stock were outstanding.

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2003

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,376	$2,910
Accounts receivable, net	12,849	17,720
Inventories, net	9,321	10,566
Prepaid expenses and other current assets	1,391	1,204

Total current assets	36,937	32,400
Property, plant and equipment, net	22,464	22,935
Intangible assets, net	24,328	24,876
Deferred tax assets	350	1,329
Other assets	1,024	1,053

Total assets	$85,103	$82,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,342	$3,081
Accrued payroll and related expenses	1,310	1,081
Accrued royalties	2,378	2,181
Current portion of obligations under capital leases	470	455
Other current liabilities	1,422	1,600

Total current liabilities	8,922	8,398
Capital leases, net of current portion	10,071	10,195
Deferred rent	1,327	1,243
Commitments and contingencies
Stockholders' equity:
Common stock	30	30
Additional paid-in capital	140,524	140,358
Accumulated other comprehensive income	477	306
Accumulated deficit	(76,248)	(77,937)

Total stockholders' equity	64,783	62,757

Total liabilities and stockholders' equity	$85,103	$82,593

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended March 31,
	2003	2002
REVENUES
Net sales	$23,926	$20,766
Research contracts, license fees and royalty income	469	446

Total revenues	24,395	21,212
COSTS AND EXPENSES
Cost of sales	11,125	10,097
Research and development	2,443	1,559
Sales and marketing	4,534	4,038
General and administrative	2,799	2,321
Amortization of intangibles	503	491

Total costs and expenses	21,404	18,506

Earnings from operations	2,991	2,706
OTHER (INCOME) EXPENSE
Interest income	(7)	(2)
Interest expense	228	245
Other	(49)	(104)

Total other expense	172	139

Earnings before income taxes	2,819	2,567
Provision for income taxes	1,129	1,103

Net earnings	$1,690	$1,464

Basic and diluted earnings per share	$0.06	$0.05

Weighted shares used in basic per share calculation	28,902	28,754

Weighted shares used in diluted per share calculation	28,987	30,133

See accompanying notes.

QUIDEL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net cash provided by operating activities	$10,953	$3,780
INVESTING ACTIVITIES:
Acquisition of property and equipment	(577)	(1,009)
Other	22	(96)

Net cash used for investing activities	(555)	(1,105)
FINANCING ACTIVITIES:
Line of credit, net	—	(2,650)
Payments on obligations under capital leases	(109)	(128)
Proceeds from issuance of common stock and exercise of warrants	166	413

Net cash used for financing activities	57	(2,365)
Effect of exchange rate fluctuations on cash and cash equivalents	11	(53)

Net increase in cash and cash equivalents	10,466	257
Cash and cash equivalents, beginning of period	2,910	3,396

Cash and cash equivalents, end of period	$13,376	$3,653

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$152	$254

Cash paid during the period for income taxes	$150	$—

See accompanying notes.

Quidel Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Quidel Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information for the three months ended March 31, 2003 and 2002, is unaudited. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K.

        The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, such quarter end date is used herein.

Note 2. Comprehensive Income

        The components of comprehensive income are as follows (in thousands, unaudited):

	Three months ended March 31,
	2003	2002
Net earnings	$1,690	$1,464
Foreign currency translation adjustment	171	(120)

Comprehensive income	$1,861	$1,344

Note 3. Stock Compensation

        The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the estimated market price of the underlying stock on the date of grant, no compensation has been recognized.

        The estimated weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $2.29 and $5.07 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 2003 and 2002, respectively: risk-free interest rate of 3.8% for both periods; expected option life of 6.1 years for both periods; expected volatility of .84 and .85; and a dividend rate of zero for both periods.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards for the three months ended March 31, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been as indicated below:

	Three months ended March 31, 2003	Three months ended March 31, 2002
	(in thousands, except per share data)
Net earnings—as reported	$1,690	$1,464
Net earnings—pro forma	913	325
Basic and diluted earnings per share—as reported	.06	.05
Basic and diluted earnings per share—pro forma	.03	.01

Note 4. Computation of Earnings Per Share

        Basic earnings per share was computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and warrants.

        The following table reconciles the weighted average shares used in computing basic and diluted earnings per share in the respective periods:

	Three months ended March 31,
	2003	2002
	(in thousands)
Shares used in basic earnings per share (weighted average common shares outstanding)	28,902	28,754
Effect of dilutive stock options and warrants	85	1,379

Shares used in diluted earnings per share calculation	28,987	30,133

Note 5. Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Raw materials	$3,586	$3,213
Work-in-process	1,943	2,255
Finished goods	3,792	5,098

	$9,321	$10,566

Note 6. Income Taxes

        The Company has significant tax net operating loss carryforwards (NOL's) and other deferred tax assets which may be used to reduce future income taxes payable. The Company currently has a valuation allowance of approximately $13.0 million against its deferred tax assets. These NOL's and other deferred tax assets may be available to reduce income taxes payable and the effective tax rate during 2003. The Company continues to monitor the need for the deferred tax asset valuation allowance and will remove all or a portion of the valuation allowance upon management's determination that it is more likely than not that such asset will be realized. Upon removal of the valuation allowance, the Company will record a corresponding income tax benefit on its income statement.

Note 7. Stockholders' Equity

        During the three months ended March 31, 2003, 31,316 shares of common stock were issued for the exercise of common stock options and 23,500 shares of common stock were issued in connection with the Company's Employee Stock Purchase Plan, resulting in proceeds to the Company of approximately $0.2 million.

Note 8. Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Certain disclosures are effective immediately. As we currently have no

VIEs, the Company does not expect the implementation of FIN 46 to have a material effect on its financial condition or results of operations.

Note 9. Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the U.S. represented 44% and 26% for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003 and December 31, 2002, balances due from foreign customers were $6.3 million and $9.2 million, respectively.

        The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Three months ended March 31,
	2003	2002
	(unaudited)
Customer:
A	29%	8%
B	10%	20%
C	10%	15%

        As of March 31, 2003 and December 31, 2002, accounts receivable from three customers with balances due in excess of 10% of total accounts receivable totaled $6.1 million and $8.2 million, respectively.

        The following presents net sales for the three months ended March 31, 2003 and 2002 and long-lived assets as of March 31, 2003 and December 31, 2002 by geographic territory:

			Net Sales
	Long-Lived Assets		Three months ended March 31,
	March 31, 2003	December 31, 2002
			2003	2002
	(unaudited)		(unaudited)
United States operations:
Domestic	$20,958	$21,461	$13,499	$15,453
Foreign	—	—	8,537	3,777
Foreign operations	1,506	1,474	1,890	1,536

Total	$22,464	$22,935	$23,926	$20,766

Note 10. Subsequent Event

        On April 29, 2003, the Company announced and commenced implementation of a Restructuring Plan (the "Restructuring Plan"). The Company has now implemented its Baan enterprise resource planning system in its Santa Clara facility, benefited from manufacturing automation in its San Diego facility, completed certain research and development projects, and is transitioning its foreign sales and support offices to independent distributors, which is expected to be effective September 1, 2003. The Restructuring Plan includes a workforce reduction of approximately 77 positions (22%), and closure of the Company's sales and support offices in Heidelberg, Germany and Milan, Italy. The Company expects to record a charge of approximately $2.3 million and expects the cash outlays to occur in the second and third quarters of 2003. The significant components of the restructuring charge are expected to be $1.3 million for employee severance costs, $0.4 million for contractual lease and commercial contract terminations, $0.4 million for professional fees and $0.2 million in asset impairment charges related to assets that have become obsolete due to restructuring activities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        In this quarterly report, all references to "we," "our" and "us" refer to Quidel Corporation and its subsidiaries.

Future Uncertainties

        This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration ("FDA"), product liability, intellectual property, environmental and other litigation, and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "might," "believe," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the SEC from time to time should be carefully considered. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We undertake no obligation to publicly release the results of any revision of these forward looking statements.

Overview

        We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1984. Our product base has expanded through internal development and acquisitions of other products and technologies. Our primary product areas are pregnancy and ovulation, infectious diseases, autoimmune diseases, osteoporosis and urinalysis. We discover, develop, manufacture and market rapid diagnostic products for point-of-care ("POC") detection. These products provide simple, accurate and cost-effective diagnoses for acute and chronic conditions. Products are sold worldwide to professionals in physician offices and clinical laboratories, and to consumers through organizations that provide private label, store brand products.

Results of Operations

Net Sales

        Net sales increased 15% to $23.9 million for the three months ended March 31, 2003 from $20.8 million for the three months ended March 31, 2002. The increase for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily due to increased sales of our influenza products of approximately $5.5 million offset by a decrease in sales of our pregnancy products of approximately $1.9 million.

Research Contracts, License Fees and Royalty Income

        Research contracts, license fees and royalty income increased to $0.5 million for the three months ended March 31, 2003 from $0.4 million for the three months ended March 31, 2002. The revenue for both periods primarily relates to royalties received on our patented technologies utilized by third-parties. The agreement covering the royalty payments extends through November 2009, the expiration date of the patents.

Cost of Sales and Gross Profit From Net Sales

        Gross profit increased to $12.8 million for the three months ended March 31, 2003 from $10.7 million for the three months ended March 31, 2002. Gross profit as a percentage of net sales increased to 54% for the three months ended March 31, 2003 from 51% for the three months ended March 31, 2002. The increases were primarily due to increased sales volume, product mix and manufacturing efficiencies related to the outsourcing of our packaging operations, partially offset by an increase in our inventory reserves.

Research and Development Expense

        Research and development expense increased to $2.4 million for the three months ended March 31, 2003 from $1.6 million for the three months ended March 31, 2002. Research and development expense as a percentage of net sales increased to 10% for the three months ended March 31, 2003 from 8% for the three months ended March 31, 2002. The increases for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 were primarily due to increased costs associated with our LTF ("Layered Thin Film™") products, including additional employees, project supplies and patent fees. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

Sales and Marketing Expense

        Sales and marketing expense increased to $4.5 million for the three months ended March 31, 2003 from $4.0 million for the three months ended March 31, 2002. Sales and marketing expense as a percentage of net sales was 19% for both the three months ended March 31, 2003 and 2002. The dollar increases for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 were primarily related to costs associated with the launch of our infectious vaginitis products, bone ultrasonometer and urinalysis instrument, including infrastructure, advertising and sales promotions.

General and Administrative Expense

        General and administrative expense increased to $2.8 million for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002. General and administrative expense as a percentage of net sales increased to 12% for the three months ended March 31, 2002 from 11% for the three months ended March 31, 2002. The increases for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 were primarily due to increased professional fees related to the re-audit of fiscal 2001 financial statements and tax consulting fees.

Amortization of Intangibles

        Amortization of intangibles was $0.5 million for both the three months ended March 31, 2003 and 2002.

Interest Expense

        Interest expense was $0.2 million for both the three months ended March 31, 2003 and 2002.

Income Taxes

        Income tax provision was $1.1 million for both the three months ended March 31, 2003 and 2002.

Liquidity and Capital Resources

        Our principal sources of liquidity have historically been cash flow from operations and borrowings under our line of credit. Our principal requirements for cash currently are for the funding of operations and capital expenditures.

        At March 31, 2003, we had cash and cash equivalents of approximately $13.4 million compared to $2.9 million at December 31, 2002.

        The net increase in cash and cash equivalents for the three months ended March 31, 2003 was $10.5 million, the components of which are discussed below. The cash generated from operating activities of $11.0 million is largely comprised of our net earnings of $1.7 million, non cash expenses of $1.6 million related to depreciation and amortization and decreases in our deferred tax asset of $1.0 million, a decrease in accounts receivable and inventories of $4.0 million and $1.3 million, respectively, and increases in accounts payable and other accrued liabilities of $1.4 million. Another source of cash during the period was $0.2 million in proceeds from issuance of common stock under our stock option and employee stock purchase plans. Our primary uses of cash for the three months ended March 31, 2003 were acquisitions of manufacturing equipment and assets related to information technology of $0.6 million, as well as payments on obligations under capital leases totaling $0.1 million.

        We have a $10 million term loan facility which matures in July 2008 and which bears interest at a rate equal to the lender's base rate minus one quarter of one percent. We also have a $10 million line of credit facility which matures in July 2004 and, at our option, bears interest at a rate equal to the lender's base rate minus one quarter of one percent or at the London InterBank Offering Rate plus two and one quarter percent. The agreement governing our line of credit and term loan facilities contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. As of March 31, 2003, there were no borrowings outstanding under either the line of credit or the term loan. As of March 31, 2003, we had $10 million of availability both under the line of credit and term loan, and we were in compliance with all covenants.

        We plan approximately $3.4 million in capital expenditures for the remainder of 2003. The primary purpose for our capital expenditures is manufacturing equipment and information technology. We plan to fund these capital expenditures with cash flow from operations and borrowings under our existing credit facility. We have no material commitments with respect to such planned expenditures as of the date of this filing.

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

        At March 31, 2003 and December 31, 2002, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. While we have maintained customer incentive programs during 2003, if market conditions were to decline, we may take actions to further increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We record revenues from product sales, net of related rebates and discounts which are estimated at the time the sale is recognized. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are Free On Board ("FOB") destination and at the time of shipment when the sales terms are FOB shipping point. We also earn income for performing services under joint development agreements and licensing of technology. Milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event. The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met since substantive effort is required to achieve the milestone, the amount of the milestone payments appears reasonable, commensurate with the effort expended and collection of the payment is reasonably assured. Income from the grant of license rights is recorded when the event triggering payment to us has occurred as specified by the terms of the related license agreements and collectibility is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        Intangible assets with definite lives are amortized over their estimated useful lives. Useful lives are based on the expected number of years the asset will generate revenue or otherwise be used by us. On January 1, 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include:

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

        We record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to the risk of future currency exchange rate fluctuations, which are accounted for as an adjustment to stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations and have historically not been material. Nonetheless, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders' equity we report, and such effect may be material in any individual reporting period.

        The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at March 31, 2003. Based on our market risk sensitive instruments outstanding at March 31, 2003 and December 31, 2002, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Risk Factors

Our operating results may fluctuate as a result of factors that are outside our control, and this could have a negative effect on the price of our common stock.

        Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. The market price of our common stock has fluctuated substantially in the past. Between March 31, 2002 and March 31, 2003, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $2.06 to a high of $6.89. We expect the market price of our common stock to continue to experience significant fluctuations in the future in response to a variety of factors, including fluctuation in our operating results.

        For the three months ended March 31, 2003, total revenues increased 15% to $24.4 million from $21.2 million for the three months ended March 31, 2002. We had net earnings of $1.7 million for the three months ended March 31, 2003 compared to net earnings of $1.5 million for the three months ended March 31, 2002. The increase in earnings for the three months ended March 31, 2003 is primarily due to an increase in sales of our influenza products offset by decreases in our pregnancy products. Our earning were also favorably impacted by an approximate 3% increase in gross profit percentage for the three months ended March 31, 2003 primarily due to increased sales volume and product mix. This favorable impact was offset by increased operating expenses primarily related to costs associated with our LTF products, product launches and certain one time professional fees relating to the re-audit of our fiscal 2001 financial statements. We may not continue our revenue growth or continue to achieve profitability. Operating results may continue to fluctuate, in a given quarter or annual period, or from prior periods as a result of a number of factors, many of which are outside of our control.

        Other factors that are beyond our control and that could affect our operating results in the future include:

  •
  seasonal fluctuations in our sales of Group A Strep and influenza tests, which are generally highest in fall and winter, thus resulting in generally lower operating results in the second and third calendar quarters and higher operating results in the first and fourth calendar quarters;

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

        Unexpected increases in demand for our products could also require us to obtain additional raw materials in order to manufacture products to meet the demand. The majority of raw materials and purchased components used to manufacture our products are readily available. However, some raw materials require significant ordering lead time and/or are currently obtained from a sole supplier or a limited group of suppliers. We have long-term supply agreements with these vendors. The reliance on sole or limited suppliers and the failure to maintain long-term agreements with other suppliers involve several risks, including the inability to obtain an adequate supply of raw materials and components and reduced control over pricing, quality and timely delivery. Although we attempt to minimize our supply risks by maintaining an inventory of raw materials and periodically evaluating other sources, any interruption in supply could have a material adverse effect on our net sales or cost of sales.

The loss of key distributors or an unsuccessful effort to directly distribute our products could lead to reduced sales.

        Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 62% and 59% of our net sales for the three months ended March 31, 2003 and 2002, respectively. While we believe our relationship with our distributors is good, the loss of a major distributor may have an adverse effect on our net sales. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, many distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

We may not achieve market acceptance of our products among physicians and other healthcare providers, and this would have a negative effect on future sales growth.

        A large part of our business is based on the sale of rapid POC diagnostic tests that physicians and other healthcare providers can administer in their own facilities without sending samples to laboratories. Thus, clinical reference laboratories and hospital-based laboratories are significant competitors for our products, and provide many of the diagnostic tests used by physicians and other healthcare providers. Our estimated market share in fiscal 2002 for some of our key products was 55% in pregnancy, 49% in Group A Strep and 41% for influenza tests. Our future sales depend on, among other matters, capture of sales from these laboratories by achieving market acceptance from physicians and other healthcare providers. If we do not capture sales at the levels we have budgeted for, our net sales may not grow as much as we hope and the costs we have incurred will be disproportionate to our sales levels. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other healthcare providers may resist changing their established source for these tests.

Intense competition with other manufacturers of POC diagnostic products may reduce our sales.

        In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. We have a large number of multinational and regional competitors making investments in competing technologies, including several large pharmaceutical and diversified healthcare companies. These competitors include Abbott Laboratories, Beckman Coulter Primary Care Diagnostics, Becton Dickinson and Company and Genzyme Diagnostics Corporation. In November 1999, Abbott Laboratories ceased manufacturing certain diagnostic products in its primary manufacturing facility in conjunction with a consent decree from the FDA. Currently, we are not aware of a date at which Abbott Laboratories may re-enter the market. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective than ours, or take market share from our products through more effective marketing or competitive pricing, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

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

        We have a license agreement with Becton Dickinson and Company related to our pregnancy and Group A Strep products, which products account for 36% and 51% of our net sales for the three months ended March 31, 2003 and 2002, respectively. The license agreement expires in 2004 when the underlying patent expires. Our ability to obtain patents and licenses, and their benefits, are uncertain. We have 196 issued patents and approximately 70 applications are pending. Our patents have expiration dates from 2003 to 2020. There are no patents that are expiring in the near term which we consider material to our business. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. In addition to the U.S., we have patents issued in Japan, Canada, Germany, France, United Kingdom, Italy, Spain, Australia, Belgium, Korea, Norway, Lithuania, The Netherlands, Austria, Switzerland, Sweden and South Africa. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested, and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms.

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

        The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The FDA regulates all of our products, the majority of which are Class I and II devices. Our veterinary products are regulated by the U.S. Department of Agriculture. Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products. Regulatory approval can be a lengthy, expensive and uncertain process, making the timing and costs of approvals difficult to predict. Our net sales would be negatively affected by delays in the receipt of or failure to receive approvals or clearances, the loss of previously received approvals or clearances or the placement of limits on the use of our products.

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

        During 1999 and 2000, we acquired three businesses, Litmus Concepts Inc., Metra Biosystems, Inc. and the urine test strip business from Dade Behring Marburg GmbH. Our business strategy contemplates further growth in the scope of operating and financial systems and the geographic area of our operations, including further expansion outside the U.S., as new products are developed and commercialized. We may experience difficulties integrating our own operations with those of companies or technologies that we have acquired or we may acquire, and as a result we may not realize our anticipated benefits and cost savings within our expected time frame, or at all. Because we do not have a large executive staff, future growth may also divert management's attention from other aspects of our business, and will place a strain on existing management, as well as on our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and our net sales and gross profits could be adversely affected.

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

        We maintain insurance that we believe is appropriate to protect us against the kinds of insurable risks, such as product liability claims or business interruptions, that companies of our size and companies in our industry typically insure against. However, there is a risk that claims may be made against us for types of damages, or for amounts of damages, that are not covered by our insurance. For example, there is a risk of product liability claims arising from our testing, manufacturing and marketing of medical diagnostic devices, both those currently being marketed as well as those under development. Although we believe our coverage for product liability claims is adequate and claims to date have not been material, it is possible that potential product liability or other claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, if we are held liable, our existing insurance may not be renewed at the same cost and level of coverage as currently in effect, or may not be renewed at all. If we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, whether arising out of product liability matters or from some other matter, that claim could have a material negative effect on our results of operations.

We face risks relating to our international sales and foreign operations, including the risk of currency fluctuations, which could increase our costs or stifle our growth opportunities.

        Our products are sold internationally, primarily to customers in Japan and Europe, including Germany, Italy and Poland. Sales to foreign customers accounted for 44% and 26% of our net sales for the quarters ended March 31, 2003 and 2002, respectively, and are expected to continue to account for a significant percentage of our net sales. In December 2001, we began manufacturing our urinalysis products in Marburg, Germany. To date, we have not encountered any delays or problems in the integration of this process; however, any future delays could result in shipment delays and increased manufacturing costs and could have a material adverse effect on our results of operations. International sales and manufacturing operations are subject to inherent risks, which could increase our costs and stifle our growth opportunities. These risks include:

  •
  exposure to currency exchange fluctuations, such as the 3% increase in the value of the Euro for the three months ended March 31, 2003 and the 18% increase in the value of the Euro against the U.S. dollar for the year ended December 31, 2002;

  •
  longer payment cycles and greater difficulty in accounts receivable collection;

  •
  compliance with multiple foreign laws, tariffs or other barriers as we continue to expand into new countries and geographic regions;

  •
  difficulties in obtaining export licenses;

  •
  reduced protection for, and enforcement of, intellectual property rights, particularly as we seek to expand our business beyond Europe;

  •
  political and economic instability in some of the regions that we may expand into in the future; and

  •
  potentially adverse tax consequences.

        Even that portion of our international sales which is negotiated for and paid in U.S. dollars is subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products and our anticipated foreign operations, as could changes in the general economic conditions in those markets. For the three months ended March 31, 2003, the value of the Euro increased 3% against the U.S. dollar and for the year ended December 31, 2002, the value of the Euro increased 18% against the U.S. dollar. In order to maintain a competitive price for our products in Europe, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. During 2002, Economic Monetary Union countries in Europe adopted the Euro as their single currency. As of yet, we have not seen any unusual costs associated with the use of the Euro, but we continue to monitor its impact on our operations. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations. Although we do not currently hedge against exchange rate fluctuations, any measures we take to hedge against exchange rate fluctuations may not adequately protect us from their potential harm.

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

  •
  In addition, approximately 5.9 million shares of common stock are issuable upon exercise of stock options outstanding as of March 31, 2003 under our various stock option plans at a weighted average exercise price of $4.35 per share.

  •
  We have in effect registration statements under the Securities Act registering approximately 7.0 million shares of common stock reserved under our employee stock option and purchase plans.

        We are unable to estimate the number of shares of common stock that may actually be resold in the public market since this will depend on the market price for the common stock, the individual circumstances of the sellers and other factors. We also have a number of institutional stockholders that own significant blocks of our common stock. If one or more of these stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected.

ITEM 4. Controls and Procedures

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information (including information about our consolidated subsidiaries) required to be included in our periodic SEC reports. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

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

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number
2.1	Agreement and Plan of Merger, as amended, dated as of October 30, 2000, among Litmus Concepts, Inc., Quidel Corporation and Litmus Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on December 22, 2000.)
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1991.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated November 8, 2000.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (incorporated by reference to Exhibit 1(A) to the Registrant's Registration Statement on Form 8-A filed on January 14, 1997.)
4.2	Amended and Restated Rights Agreement dated as of May 24, 2002 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on May 29, 2002.)
10.1(1)	Registrant's 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
10.2(1)	Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.3(1)	Registrant's 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.4(1)	Registrant's 1996 Non-Employee's Director Plan. (Incorporated by reference to Registrant's Proxy Statement filed on June 27, 1996.)
10.5(1)	Registrant's 1998 Stock Incentive Plan. (Incorporated by reference to Registrant's Proxy Statement filed on July 8, 1998.)
10.6(1)	Registrant's 2001 Equity Incentive Plan. (Incorporated by reference to Registrant's Proxy Statement filed on April 17, 2001.)
10.7(1)	Registrant's General Nonstatutory Stock Option Plan, as amended December 11, 2000 (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed on March 31, 2003.).

10.8	Form of Registration Rights Agreement of the Registrant. (Incorporated by reference to Appendix C to the final Joint Proxy Statement/Prospectus dated January 4, 1991 included within Amendment No. 2 to the Registrant's Registration Statement No. 33-38324 on Form 8-K filed on January 4, 1991.)
10.9	Assumption Agreement dated January 31, 1991. (Incorporated by reference to Exhibit 10.52.1 to the Registrant's Form 8-K dated February 26, 1991.)
10.10	Trademark License Agreement dated October 1, 1994 between the Registrant and Becton Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.11	Stock Purchase Agreement dated January 5, 1995 between Registrant and Eli Lilly & Company for the sale of all the outstanding capital stock of Pacific Biotech, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated January 5, 1995.)
10.12	Settlement Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.13	Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.14	Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.15(1)	Employment Agreement dated June 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)
10.16(1)	Stock Option Agreement dated June 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)
10.17(1)	Amendment No. 1 to the Employment and Stock Option Agreement effective August 13, 2001 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.18(1)	Employment agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.19(1)	Stock option agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.20(1)	Amended employment agreement effective August 13, 2001 between the Registrant and S. Wayne Kay (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.21(1)	Stock option agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2001.)

10.22(1)	Employment Agreement effective June 17, 2002 between the Registrant and William J. Elliott (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K filed on March 31, 2003.).
10.23	Offer to Purchase for Cash all outstanding shares of common stock of Metra Biosystems, Inc. by MBS Acquisition Corporation, a wholly-owned subsidiary of Ouidel Corporation at $1.78 net per share. (Incorporated by reference to Metra's Schedule 14D-1 dated June 9, 1999.)
10.24	Master Revolving Note dated August 29, 2002 by Quidel Corporation in favor of Comerica Bank—California. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.25	Variable Rate — Single Payment Note dated August 29, 2002 by Registrant in favor of Comerica Bank—California. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.26	Security Agreement dated as of August 29, 2002 between Registrant and Comerica Bank—California. (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.27	Business Loan Agreement dated of August 29, 2002 between Registrant and Comerica Bank—California. (Incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.28	Form of Asset Sale Agreement—Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.29	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.30	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.31	Form of Indemnification Agreement—Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.)
10.32(1)*	Change in Control Agreement effective February 27, 2003 between the Registrant and S. Wayne Kay.
10.33(1)*	Change in Control Agreement effective February 27, 2003 between the Registrant and Paul E. Landers.
10.34(1)*	Change in Control Agreement effective April 13, 2003 between the Registrant and Mark E. Paiz.
99.1*	Certifications by the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(1)
Indicates a management plan or compensatory plan or arrangement.
(b)
Reports on Form 8-K filed during the three months ended March 31, 2003

  None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIDEL CORPORATION
Date: May 15, 2003	/s/ S. Wayne Kay S. Wayne Kay President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ Paul E. Landers Paul E. Landers Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 15, 2003

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 15, 2003

/s/ PAUL E. LANDERS Paul E. Landers Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary Quidel Corporation

QuickLinks

QUIDEL CORPORATION FORM 10-Q FOR THE QUARTER ENDED March 31, 2003
INDEX
QUIDEL CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands)
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data, unaudited)
QUIDEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)
Quidel Corporation Notes to Condensed Consolidated Financial Statements (Unaudited)
PART II—OTHER INFORMATION
SIGNATURE
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002