Form 10-Q
period 2003-06-30
QUIDEL CORP /DE/
filed 2003-08-14
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 0-10961

QUIDEL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-2573850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

        As of July 31, 2003, 29,091,176 shares of common stock were outstanding.

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2003

INDEX

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,312	$2,910
Accounts receivable, net	12,637	17,720
Inventories, net	8,752	10,566
Prepaid expenses and other current assets	1,468	1,204

Total current assets	36,169	32,400
Property and equipment, net	21,658	22,935
Intangible assets, net	23,762	24,876
Deferred tax asset	610	1,329
Other assets	962	1,053

Total assets	$83,161	$82,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,970	$3,081
Accrued payroll and related expenses	911	1,081
Accrued royalties	1,500	2,181
Current portion of obligations under capital leases	486	455
Other accrued liabilities	1,675	1,600

Total current liabilities	6,542	8,398
Deferred rent	1,412	1,243
Capital leases, net of current portion	9,942	10,195
Stockholders' equity:
Common stock	31	30
Additional paid-in capital	140,938	140,358
Accumulated other comprehensive earnings	911	306
Accumulated deficit	(76,615)	(77,937)

Total stockholders' equity	65,265	62,757

Total liabilities and stockholders' equity	$83,161	$82,593

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
REVENUES
Net sales	$18,334	$17,361	$42,260	$38,127
Research contracts, license fees and royalty income	544	428	1,013	874

Total revenues	18,878	17,789	43,273	39,001
COSTS AND EXPENSES
Cost of sales	9,288	9,265	20,413	19,362
Research and development	1,895	1,544	4,338	3,103
Sales and marketing	4,406	3,767	8,940	7,805
General and administrative	2,414	2,181	5,213	4,502
Restructuring charge	832	—	832	—
Amortization of intangibles	517	486	1,020	977

Total costs and expenses	19,352	17,243	40,756	35,749

Earnings (loss) from operations	(474)	546	2,517	3,252
OTHER INCOME (EXPENSE)
Interest income	26	4	33	6
Interest expense	(291)	(239)	(519)	(484)
Other	112	61	161	165

Total other expense	(153)	(174)	(325)	(313)

Earnings (loss) before provision for income taxes	(627)	372	2,192	2,939
Provision (benefit) for income taxes	(260)	212	869	1,315

Net earnings (loss)	(367)	$160	1,323	$1,624

Basic earnings (loss) per share	$(0.01)	$0.01	$0.05	$0.06

Diluted earnings (loss) per share	$(0.01)	$0.01	$0.04	$0.05

Weighted shares used in basic per share calculation	29,002	28,800	28,953	28,777

Weighted shares used in diluted per share calculation	29,002	29,978	29,480	30,059

See accompanying notes.

QUIDEL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2003	2002
OPERATING ACTIVITIES:
Net cash provided by operating activities	$10,952	$7,490
INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,099)	(2,122)
Other	78	(273)

Net cash used for investing activities	(1,021)	(2,395)
FINANCING ACTIVITIES:
Line of credit, net	—	(2,650)
Payments on obligations under capital leases	(222)	(225)
Net proceeds from issuance of common stock and warrants	581	480

Net cash provided by (used for) financing activities	359	(2,395)
Effect of exchange rate fluctuations on cash and cash equivalents	111	642

Net increase in cash and cash equivalents	10,401	3,342
Cash and cash equivalents, beginning of period	2,910	3,396

Cash and cash equivalents, end of period	$13,312	$6,738

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$434	$503

Cash paid during the period for income taxes	$650	$—

See accompanying notes.

Quidel Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note l. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Quidel Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at June 30, 2003, and for the three and six month periods ended June 30, 2003 and 2002, is unaudited. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K.

        The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, the calendar quarter end date is used herein.

Note 2. Comprehensive Earnings

        The components of comprehensive earnings are as follows (in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net earnings (loss)	$(367)	$160	$1,323	$1,624
Foreign currency translation adjustment	434	762	605	642

Comprehensive earnings	$67	$922	$1,928	$2,266

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

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	3.8%	3.8%	3.8%	3.8%
Expected option life	6.0	6.1	6.0	6.1
Volatility	0.84	0.85	0.84	0.85
Dividend rate	0%	0%	0%	0%

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock option plans have characteristics significantly different from those of traded options, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards for the three and six months ended June 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as indicated below (in thousands, except per share data, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net earnings (loss)—as reported	$(367)	$160	$1,323	$1,624
Net loss—pro forma	(1,362)	(1,062)	(449)	(737)
Basic earnings (loss) per share—as reported	(0.01)	0.01	0.05	0.06
Diluted earnings (loss) per share—as reported	(0.01)	0.01	0.04	0.05
Basic and diluted loss per share—pro forma	(0.05)	(0.04)	(0.02)	(0.03)

Note 4. Computation of Earnings Per Share

        Basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options.

        The following table reconciles the weighted average shares used in computing basic and diluted earnings (loss) per share in the respective periods (in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Shares used in basic earnings (loss) per share (weighted average common shares outstanding)	29,002	28,800	28,953	28,777
Effect of dilutive stock options	—	1,178	527	1,282

Shares used in diluted earnings (loss) per share calculation	29,002	29,978	29,480	30,059

Note 5. Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Raw materials	$3,183	$3,213
Work-in-process	2,518	2,255
Finished goods	3,051	5,098

	$8,752	$10,566

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

Note 7. Stockholders' Equity

        During the six months ended June 30, 2003, 178,872 shares of common stock were issued due to the exercise of common stock options and 23,500 shares of common stock were issued in connection with the Company's employee stock purchase plan, resulting in proceeds to the Company of approximately $0.6 million.

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

Note 9. Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the U.S. represented 40% and 23% for the six months ended June 30, 2003 and June 30, 2002, respectively. As of June 30,

2003 and December 31, 2002, balances due from foreign customers were $6.3 million and $9.2 million, respectively.

        The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Six months ended June 30,
	2003	2002
Customer:
A	26%	5%
B	13%	22%
C	9%	13%

        As of June 30, 2003, accounts receivable from three customers with a balance due in excess of 10% of total accounts receivable totaled $6.2 million while at December 31, 2002, accounts receivable from two customers with balances due in excess of 10% of total accounts receivable totaled $8.2 million.

        The following presents net sales for the six months ended June 30, 2003 and 2002 and long-lived assets as of June 30, 2003 and December 31, 2002 by geographic territory (in thousands):

			Net Sales
	Long-Lived Assets		Six months ended June 30,
	June 30, 2003	December 31, 2002
			2003	2002
United States operations:
Domestic	$20,064	$21,461	$24,467	$28,811
Foreign	—	—	14,412	5,803
Foreign operations	1,594	1,474	3,381	3,513

Total	$21,658	$22,935	$42,260	$38,127

Note 10. Restructuring

        During the second quarter of 2003, the Company announced and implemented a restructuring plan (the "Restructuring Plan"). The Restructuring Plan is primarily driven by manufacturing automation in the Company's San Diego facility, completion of certain research and development projects, implementation of the Company's BaaN enterprise resource planning system in its Santa Clara facility, and the transition of its foreign sales and support offices to independent distributors, which is expected to be effective September 1, 2003. The Restructuring Plan includes a workforce reduction of approximately 77 positions (22%) and closure of the Company's sales and support offices in Heidelberg, Germany and Milan, Italy. The Company recorded a restructuring charge of approximately $0.8 million in the second quarter of 2003. The significant components of the restructuring charge in the second quarter were $0.7 million for employee severance costs and $0.1 million for professional fees. The Company expects to incur an additional restructuring charge of $1.6 million in the third quarter of 2003. The significant components are expected to be $0.7 million for employee severance costs, $0.4 million for contractual lease and commercial contract terminations, $0.3 million for professional fees and $0.2 million in asset impairment charges related to assets that will become obsolete due to restructuring activities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        In this quarterly report, all references to "we," "our" and "us" refer to Quidel Corporation and its subsidiaries.

Future Uncertainties

        This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration ("FDA"), product liability, intellectual property, environmental and other litigation, and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "might," "believe," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the SEC from time to time should be carefully considered. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We undertake no obligation to publicly release the results of any revision of these forward-looking statements.

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

Results of Operations

Net Sales

        Net sales increased 6% to $18.3 million for the three months ended June 30, 2003 from $17.4 million for the three months ended June 30, 2002 and increased 11% to $42.3 million for the six months ended June 30, 2003 from $38.1 million for the six months ended June 30, 2002. The increases for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 were primarily due to increases in sales of our influenza products partially offset by decreases in our pregnancy, urinalysis, H. pylori and ultrasound products.

Distribution Developments and Trends

        A significant portion of the Company's U.S. sales are made to distribution partners. The Company offers various incentives, largely through volume discount programs, to certain of these distributors based on sales objectives developed with the distributor. The Company also provides incentives from time to time for jointly developed sales and marketing programs.

        As a result of a recent marketing strategy developed for the Company's influenza and Group A strep product lines, the Company made increased sales of these products in the second quarter even though sales for influenza and Group A strep have historically been heavily weighted in the third and fourth calendar quarters. The program is intended to build brand loyalty by incentivizing end-users to purchase Company products in advance of the fall and winter months, thereby facilitating repurchases of the same products as usage increases during the year. To date, the Company is satisfied with this marketing approach and does not anticipate that these early purchases will adversely impact expected aggregate sales in the third and fourth quarters of 2003.

        The Company's sales estimates for future periods are closely based on estimated end-user demand for its products. Sales to the Company's distribution partners would fall short of expectations if distributor inventories increase because of less than estimated end-user consumption. With the introduction of low cost pregnancy test products by competitors, the Company has observed a decline in U.S. sales of its own pregnancy products over the past several quarters. Given current estimates of existing distributor inventories and a shortfall in end-user demand as compared to sales to distributors to date, the Company believes that its U.S. sales of pregnancy products may decline in the near future. The Company's estimated future growth, therefore, is based on significant increases in sales of its other products.

        As discussed within, under "Restructuring Charge," the Company expects the transition from direct sales to independent distribution in Germany and Italy to be effective September 1, 2003. The Company believes that continued market penetration will offset the revenue decline resulting from this distribution change.

Research Contracts, License Fees and Royalty Income

        Research contracts, license fees and royalty income increased to $0.5 million for the three months ended June 30, 2003 from $0.4 million for the three months ended June 30, 2002 and increased to $1.0 million for the six months ended June 30, 2003 from $0.9 million for the six months ended June 30, 2002. The revenue for all periods principally relates to royalties received on our patented technologies utilized by third-parties. The agreement covering these royalty payments extends through November 2009, the expiration date of the patents.

Cost of Sales and Gross Profit From Net Sales

        Gross profit increased to $9.0 million for the three months ended June 30, 2003 from $8.1 million for the three months ended June 30, 2002 and increased to $21.8 million for the six months ended June 30, 2003 from $18.8 million for the six months ended June 30, 2002. Gross profit as a percentage of net sales increased to 49% for the three months ended June 30, 2003 from 47% for the three months ended June 30, 2002 and increased to 52% for the six months ended June 30, 2003 from 49% for the six months ended June 30, 2002. The increases for both the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, were primarily due to increased sales volume, product mix, manufacturing efficiencies related to the outsourcing of our packaging operations, partially offset by the impairment of certain manufacturing equipment which was determined to be obsolete.

Research and Development Expense

        Research and development expense increased to $1.9 million for the three months ended June 30, 2003 from $1.5 million for the three months ended June 30, 2002 and increased to $4.3 million for the six months ended June 30, 2003 from $3.1 million for the six months ended June 30, 2002. Research and development expense as a percentage of net sales, increased to 10% for the three months ended June 30, 2003 from 9% for the three months ended June 30, 2002 and increased to 10% for the six months ended June 30, 2003 from 8% for the six months ended June 30, 2002. The increases for both the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, were primarily due to increased costs associated with our LTF ("Layered Thin Film™") technology, including additional employees, project supplies and patent fees. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

Sales and Marketing Expense

        Sales and marketing expense increased to $4.4 million for the three months ended June 30, 2003 from $3.8 million for the three months ended June 30, 2002 and to $8.9 million for the six months ended June 30, 2003 from $7.8 million for the six months ended June 30, 2002. Sales and marketing expense as a percentage of net sales increased to 24% for the three months ended June 30, 2003 from 22% for the three months ended June 30, 2002 and increased to 21% for the six months ended June 30, 2003 from 20% for the six months ended June 30, 2002. The increases for both the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, were primarily due to costs associated with the launch of our infectious vaginitis products, bone ultrasonometer and urinalysis instrument, including infrastructure, advertising and sales promotions.

General and Administrative Expense

        General and administrative expense increased to $2.4 million for the three months ended June 30, 2003 from $2.2 million for the three months ended June 30, 2002 and increased to $5.2 million for the six months ended June 30, 2003 from $4.5 million for the six months ended June 30, 2002. General and administrative expense as a percentage of net sales remained constant at 13% for the three months ended June 30, 2003 and 2002 and remained constant at 12% for the six months ended June 30, 2003 and 2002. The absolute dollar increases for both the three and six months ended June 30, 2003 were primarily due to increased professional fees related to the re-audit of fiscal 2001 financial statements and tax consulting fees.

Restructuring Charge

        During the second quarter of 2003, we announced and implemented a restructuring plan (the "Restructuring Plan"). The Restructuring Plan is primarily driven by manufacturing automation in our San Diego facility, completion of certain research and development projects, implementation of our BaaN enterprise resource planning system in our Santa Clara facility, and the transition of our foreign sales and support offices to independent distributors, which is expected to be effective September 1, 2003. The Restructuring Plan includes a workforce reduction of approximately 77 positions (22%) and closure of our sales and support offices in Heidelberg, Germany and Milan, Italy. We recorded a charge of approximately $0.8 million in the second quarter of 2003. The significant components of the restructuring charge in the second quarter were $0.7 million for employee severance costs and $0.1 million for professional fees. We expect to incur an additional restructuring charge of $1.6 million in the third quarter of 2003. The significant components are expected to be $0.7 million for employee severance costs, $0.4 million for contractual lease and commercial contract terminations, $0.3 million for professional fees and $0.2 million in asset impairment charges related to assets that will become obsolete due to restructuring activities.

Income Taxes

        Income tax benefit was $0.3 million for the three months ended June 30, 2003 compared to an income tax provision of $0.2 million for the three months ended June 30, 2002, and the income tax provision was $0.9 million for the six months ended June 30, 2003 compared to $1.3 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

        Our principal sources of liquidity have historically been cash flow from operations and borrowings under our line of credit. Our principal requirements for cash currently are for the funding of operations and capital expenditures.

        At June 30, 2003, we had cash and cash equivalents of approximately $13.3 million compared to $2.9 million at December 31, 2002.

        The net increase in cash and cash equivalents for the six months ended June 30, 2003 was $10.4 million, the components of which are discussed below. The cash generated from operating activities of $11.0 million is largely comprised of our net earnings of $1.3 million, non cash expenses of $3.3 million related to depreciation and amortization and decreases in our deferred tax asset of $0.7 million, a decrease in accounts receivable and inventories of $4.4 million and $2.0 million, respectively, partially offset by decreases in accounts payable and other accrued liabilities of $0.8 million. Another source of cash during the period was $0.6 million in proceeds from issuance of common stock under our stock option and employee stock purchase plans. Our primary uses of cash for the six months ended June 30, 2003 were acquisitions of manufacturing equipment and assets related to information technology of $1.1 million, as well as payments on obligations under capital leases totaling $0.2 million.

        We have a $10 million term loan facility which matures in August 2004 and which bears interest at a rate equal to the lender's base rate minus one quarter of one percent. We also have a $10 million line of credit facility which matures in July 2004 and, at our option, bears interest at a rate equal to the lender's base rate minus one quarter of one percent or at the London InterBank Offering Rate plus two and one quarter percent. The agreement governing our line of credit and term loan facilities contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. As of June 30, 2003, there were no borrowings outstanding under either the line of credit or the term loan. As of June 30, 2003, we had $10 million of availability both under the line of credit and term loan, and we were in compliance with all covenants.

        We plan approximately $2.9 million in capital expenditures for the remainder of 2003. The primary purpose for our capital expenditures is manufacturing equipment and information technology. We plan to fund these capital expenditures with cash flow from operations and borrowings under our existing credit facility. We have no material commitments with respect to such planned expenditures as of the date of this report on Form 10-Q.

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

        At June 30, 2003 and December 31, 2002, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. While we have maintained customer incentive programs during 2003, if market conditions were to decline, we may take actions to further increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We record revenues from product sales, net of related rebates and discounts which are estimated at the time the sale is recognized. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are Free On Board ("FOB") destination and at the time of shipment when the sales terms are FOB shipping point. Our judgement is required in estimating amounts of excess channel inventory. Excess channel inventory exists when our distributors' inventory of our product exceeds its estimate of demand for our products at the end user level, after considering factors such as product shelf life and market for the product. We obtain information from our distributors to evaluate channel inventory at customer locations. After a review and based on our estimates of inventory channel levels at June 30, 2003, it was determined that there were no excess channel inventory issues.

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

        The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at June 30, 2003. Based on our market risk sensitive instruments outstanding at June 30, 2003 and December 31, 2002, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Risk Factors

Our operating results may fluctuate as a result of factors that are outside our control, and this could have a negative effect on the price of our common stock.

        Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. The market price of our common stock has fluctuated substantially in the past. Between June 30, 2002 and June 30, 2003, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $2.06 to a high of $6.89. We expect the market price of our common stock to continue to experience significant fluctuations in the future in response to a variety of factors, including fluctuation in our operating results.

        For the six months ended June 30, 2003, total revenues increased 11% to $42.2 million from $38.1 million for the six months ended June 30, 2002. We had net earnings of $1.3 million for the six months ended June 30, 2003 compared to net earnings of $1.6 million for the six months ended June 30, 2002. The increase in revenues for the six months ended June 30, 2003 was primarily due to an increase in sales of our influenza products, partially offset by decreases in pregnancy, urinalysis, H. pylori and ultrasound products. The decrease in earnings for the six months ended June 30, 2003 was primarily due to a restructuring charge of $0.8 million and increases in certain operating expenses, partially offset by an increase in gross margins. We may not continue our revenue growth or continue to achieve profitability. Operating results may continue to fluctuate, in a given quarter or annual period, or from prior periods as a result of a number of factors, many of which are outside of our control.

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

  •
  changes in the level of competition, such as would occur if one of our larger and better financed competitors introduced a new or lower priced product to compete with one of our products;

  •
  changes in economic conditions in our domestic and international markets, such as economic downturns, reduced consumer demand, inflation and currency fluctuations, particularly as we expand into markets outside Western Europe where economic conditions may differ from those prevailing at given times among developed nations;

  •
  changes in sales levels, since a significant portion of our costs are fixed costs with the result that relatively higher sales could likely increase profitability but relatively lower sales would reduce revenue but would not reduce costs by the same proportion, and hence could cause operating losses; and

  •
  declines in orders from major distributors as a result of lower than expected end-user demand.

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

        If we experience unexpected significant increases in the demand for our products, we may be required to expend additional capital resources to meet these demands. These capital resources could involve the cost of new machinery, or even the cost of new manufacturing facilities. This would increase our capital costs, which could affect our earnings. If we are unable to develop necessary manufacturing capabilities in a timely manner, our net sales could be adversely affected. Failure to cost-effectively increase production volumes, if required, or lower than anticipated yields or production problems encountered as a result of changes that we may make in our manufacturing processes to meet increased demand, could result in shipment delays as well as increased manufacturing costs, which could also have a material adverse effect on our net sales and profitability.

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

        Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 61% and 56% of our net sales for the six months ended June 30, 2003 and 2002, respectively. While we believe our relationship with our distributors is good, the loss of a major distributor may have an adverse effect on our net sales. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, many distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. We could expand our efforts to distribute and market our products directly; however, this would require an investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, our direct sales, marketing and distribution efforts may not be successful.

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

        In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. We have a large number of multinational and regional competitors making investments in competing technologies and products, including several large pharmaceutical and diversified healthcare companies. These competitors include Abbott Laboratories, Beckman Coulter Primary Care Diagnostics, Becton Dickinson and Company and Genzyme Diagnostics Corporation. In November 1999, Abbott Laboratories ceased manufacturing certain diagnostic products in its primary manufacturing facility in conjunction with a consent decree from the FDA. Currently, we are not aware of a date at which Abbott Laboratories may re-enter the market. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective than ours, or take market share from our products through more effective marketing or competitive pricing, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

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

        We have a license agreement with Becton Dickinson and Company related to our pregnancy and Group A Strep products, which products account for 40% and 55% of our net sales for the six months ended June 30, 2003 and 2002, respectively. The license agreement expires in 2004 when the underlying patent expires. Our ability to obtain patents and licenses, and their benefits, is uncertain. We have 196 issued patents and approximately 70 patent applications pending. Our patents have expiration dates from 2003 to 2020. There are no patents that are expiring in the near term which we consider material to our business. However, our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. In addition to the U.S., we have patents issued in Japan, Canada, Germany, France, United Kingdom, Italy, Spain, Australia, Belgium, Korea, Norway, Lithuania, The Netherlands, Austria, Switzerland, Sweden and South Africa. Therefore, third-parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested, and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms.

We may be involved in intellectual property infringement disputes which are costly and could limit our ability to use certain of our core technologies in the future and sell our products.

        There are a large number of patents and patent applications in our product areas, and we believe, based on experience and published reports, that litigation in our industry regarding patent and other intellectual property rights is prevalent and will continue. In particular, we are aware of one industry participant which is actively asserting infringement claims against other third-parties on the basis that it owns the patent rights to a key aspect of current lateral flow technology. While we have not to date received any claims of infringement from this industry participant, and while we believe that we have adequate defenses to any claims this industry participant may assert, our business and financial results, because of our current dependence on lateral flow technology, would be materially and adversely affected if we were unable to successfully defend any such claims from this industry participant. As a more general matter, and although we are not currently involved in any litigation in this area, our involvement in litigation to determine rights in proprietary technology could adversely affect our net sales because:

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

        Our products are sold internationally, primarily to customers in Japan and Europe, including Germany, Italy and Poland. Sales to foreign customers accounted for 40% and 23% of our net sales for the six months ended June 30, 2003 and 2002, respectively, and are expected to continue to account for a significant percentage of our net sales. In December 2001, we began manufacturing our urinalysis products in Marburg, Germany. To date, we have not encountered any delays or problems in the integration of this process; however, any future delays could result in shipment delays and increased manufacturing costs and could have a material adverse effect on our results of operations. International sales and manufacturing operations are subject to inherent risks, which could increase our costs and stifle our growth opportunities. These risks include:

  •
  exposure to currency exchange fluctuations, such as the 8% increase in the value of the Euro against the U.S. dollar for the six months ended June 30, 2003 and the 18% increase in the value of the Euro against the U.S. dollar for the year ended December 31, 2002;

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

        Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our securities and impair our ability to complete equity financings. We currently have outstanding the following shares of common stock:

  •
  Approximately 29.1 million shares of common stock that have been issued in registered offerings and are freely tradable in the public markets.

  •
  In addition, approximately 5.8 million shares of common stock are issuable upon exercise of stock options outstanding as of June 30, 2003 under our various stock option plans at a weighted average exercise price of $4.34 per share.

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

ITEM 4. Controls and Procedures

        As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information (including information about our consolidated subsidiaries) required to be included in our periodic SEC reports. There were no significant changes in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

        We are involved in litigation matters from time to time in the ordinary course of business. Management believes that any and all current actions, in the aggregate, will not have a material adverse effect on us. We maintain insurance, including coverage for product liability claims, in amounts which management believes appropriate given the nature of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on May 21, 2003. All of the directors nominated for election as stated in our Proxy Statement were elected as follows:

DIRECTOR NOMINEE	VOTES IN FAVOR	VOTES WITHHELD	VOTES ABSTAINING
André de Bruin	27,558,405	344,953	—
S. Wayne Kay	27,580,655	322,703	—
Thomas A. Glaze	25,361,285	2,542,073	—
Mark A. Pulido	27,580,687	322,671	—
Mary Lake Polan, M.D., Ph.D., M.P.H.	27,580,687	322,671	—
Faye Wattleton	25,614,189	2,289,169	—

ITEM 5. OTHER EVENTS

        Effective as of May 21, 2003, Margaret G. McGlynn, R.Ph. retired from our Board of Directors.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number
2.1	Agreement and Plan of Merger, as amended, dated as of October 30, 2000, among Litmus Concepts, Inc., Quidel Corporation and Litmus Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on December 22, 2000.)
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1991.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated November 8, 2000.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (Incorporated by reference to Exhibit 1(A) to the Registrant's Registration Statement on Form 8-A filed on January 14, 1997.)
4.2	Amended and Restated Rights Agreement dated as of May 24, 2002 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on May 29, 2002.)
10.1(1)	Registrant's 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
10.2(1)	Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended March 31, 1995.)

10.3(1)	Registrant's 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.4(1)	Registrant's 1996 Non-Employee's Director Plan. (Incorporated by reference to Registrant's Proxy Statement filed on June 27, 1996.)
10.5(1)	Registrant's 1998 Stock Incentive Plan. (Incorporated by reference to Registrant's Proxy Statement filed on July 8, 1998.)
10.6(1)*	Registrant's Amended and Restated 2001 Equity Incentive Plan.
10.7(1)	Registrant's General Nonstatutory Stock Option Plan, as amended December 11, 2000 (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed on March 31, 2003.).
10.8	Form of Registration Rights Agreement of the Registrant. (Incorporated by reference to Appendix C to the final Joint Proxy Statement/Prospectus dated January 4, 1991 included within Amendment No. 2 to the Registrant's Registration Statement No. 33-38324 on Form 8-K filed on January 4, 1991.)
10.9	Assumption Agreement dated January 31, 1991. (Incorporated by reference to Exhibit 10.52.1 to the Registrant's Form 8-K dated February 26, 1991.)
10.10	Trademark License Agreement dated October 1, 1994 between the Registrant and Becton Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.11	Stock Purchase Agreement dated January 5, 1995 between Registrant and Eli Lilly & Company for the sale of all the outstanding capital stock of Pacific Biotech, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated January 5, 1995.)
10.12	Settlement Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.13	Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.14	Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.15(1)	Employment Agreement dated June 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)
10.16(1)	Stock Option Agreement dated June 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended June 30, 1998.)
10.17(1)	Amendment No. 1 to the Employment and Stock Option Agreement effective August 13, 2001 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2001.)

10.18(1)	Employment agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.19(1)	Stock option agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.20(1)	Amended employment agreement effective August 13, 2001 between the Registrant and S. Wayne Kay (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.21(1)	Stock option agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.22(1)	Employment Agreement effective June 17, 2002 between the Registrant and William J. Elliott (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K filed on March 31, 2003.).
10.23	Offer to Purchase for Cash all outstanding shares of common stock of Metra Biosystems, Inc. by MBS Acquisition Corporation, a wholly-owned subsidiary of Ouidel Corporation at $1.78 net per share. (Incorporated by reference to Metra's Schedule 14D-1 dated June 9, 1999.)
10.24	Master Revolving Note dated August 29, 2002 by Quidel Corporation in favor of Comerica Bank—California. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.25	Variable Rate — Single Payment Note dated August 29, 2002 by Registrant in favor of Comerica Bank—California. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.26	Security Agreement dated as of August 29, 2002 between Registrant and Comerica Bank—California. (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.27	Business Loan Agreement dated of August 29, 2002 between Registrant and Comerica Bank—California. (Incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.28	Form of Asset Sale Agreement—Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.29	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.30	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.31	Form of Indemnification Agreement—Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2000.)
10.32(1)	Change in Control Agreement effective February 27, 2003 between the Registrant and S. Wayne Kay.
10.33(1)	Change in Control Agreement effective February 27, 2003 between the Registrant and Paul E. Landers.

10.34(1)	Change in Control Agreement effective April 13, 2003 between the Registrant and Mark E. Paiz.
31.1	Certification by Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(1)
Indicates a management plan or compensatory plan or arrangement.

(b)
Reports on Form 8-K filed in the quarter ended June 30, 2003

  On April 1, 2003, we filed a current report on Form 8-K announcing the streamlining of our executive leadership structure.

  On May 1, 2003, we filed a current report on Form 8-K announcing the issuance of our news release on April 29, 2003 reporting our financial results for the first fiscal quarter of 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIDEL CORPORATION
Date: August 14, 2003	/s/ S. WAYNE KAY S. Wayne Kay President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ PAUL E. LANDERS Paul E. Landers Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)

QuickLinks

QUIDEL CORPORATION FORM 10-Q FOR THE QUARTER ENDED June 30, 2003 INDEX
QUIDEL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data, unaudited)
QUIDEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)
Quidel Corporation Notes to Condensed Consolidated Financial Statements (Unaudited)
SIGNATURE