Form 10-Q
period 2003-09-30
QUIDEL CORP /DE/
filed 2003-11-14
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
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

        As of October 31, 2003, 29,227,188 shares of common stock were outstanding.

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2003

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,788	$2,910
Accounts receivable, net	14,526	17,720
Inventories, net	9,021	10,566
Prepaid expenses and other current assets	1,278	1,204

Total current assets	40,613	32,400
Property and equipment, net	21,207	22,935
Intangible assets, net	23,199	24,876
Deferred tax asset	918	1,329
Other assets	929	1,053

Total assets	$86,866	$82,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,344	$3,081
Accrued payroll and related expenses	1,172	1,081
Accrued royalties	1,673	2,181
Current portion of obligations under capital leases	502	455
Deferred revenue	647	—
Accrued restructuring expenses	836	—
Other accrued liabilities	2,281	1,600

Total current liabilities	10,455	8,398
Deferred rent	1,497	1,243
Capital leases, net of current portion	9,811	10,195
Stockholders' equity:
Common stock	31	30
Additional paid-in capital	141,378	140,358
Accumulated other comprehensive earnings	790	306
Accumulated deficit	(77,096)	(77,937)

Total stockholders' equity	65,103	62,757

Total liabilities and stockholders' equity	$86,866	$82,593

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
REVENUES
Net sales	$18,313	$14,126	$60,573	$52,253
Research contracts, license fees and royalty income	306	382	1,319	1,256

Total revenues	18,619	14,508	61,892	53,509
COSTS AND EXPENSES
Cost of sales	9,158	8,019	29,571	27,381
Research and development	1,901	1,644	6,239	4,747
Sales and marketing	4,343	4,366	13,283	12,171
General and administrative	2,027	1,992	7,240	6,494
Restructuring charge	1,376	—	2,208	—
Amortization of intangibles	519	483	1,539	1,460

Total costs and expenses	19,324	16,504	60,080	52,253

Earnings (loss) from operations	(705)	(1,966)	1,812	1,256
OTHER INCOME (EXPENSE)
Interest income	37	3	70	9
Interest expense	(224)	(238)	(743)	(722)
Other	103	86	264	251

Total other expense	(84)	(149)	(409)	(462)

Earnings (loss) before provision for income taxes	(789)	(2,145)	1,403	794
Provision (benefit) for income taxes	(308)	(811)	561	504

Net earnings (loss)	(481)	(1,334)	842	290

Basic and diluted earnings (loss) per share	$(0.02)	$(0.05)	$0.03	$0.01

Weighted shares used in basic per share calculation	29,125	28,850	29,011	28,802

Weighted shares used in diluted per share calculation	29,125	28,850	29,955	29,912

See accompanying notes.

QUIDEL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net cash provided by operating activities	$13,885	$6,215
INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,836)	(2,927)
Other	102	(106)

Net cash used for investing activities	(1,734)	(3,033)
FINANCING ACTIVITIES:
Line of credit, net	—	(2,650)
Payments on obligations under capital leases	(337)	(325)
Net proceeds from issuance of common stock and warrants	1,021	778

Net cash provided by (used for) financing activities	684	(2,197)
Effect of exchange rate fluctuations on cash and cash equivalents	43	504

Net increase in cash and cash equivalents	12,878	1,489
Cash and cash equivalents, beginning of period	2,910	3,396

Cash and cash equivalents, end of period	$15,788	$4,885

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$662	$734

Cash paid during the period for income taxes	$650	$—

See accompanying notes.

Quidel Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Quidel Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at September 30, 2003, and for the three and nine month periods ended September 30, 2003 and 2002, is unaudited. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K.

        The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, the calendar quarter end date is used herein.

Note 2. Comprehensive Earnings

        The components of comprehensive earnings are as follows (in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net earnings (loss)	$(481)	$(1,334)	$842	$290
Foreign currency translation adjustment	(121)	(138)	484	504

Comprehensive earnings (loss)	$(602)	$(1,472)	$1,326	$794

Note 3. Stock Compensation

        The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, in accounting for its employee and director stock options. Under APB No. 25, because the exercise price of the Company's employee and director stock options equals or exceeds the estimated market price of the underlying stock on the date of grant, no compensation expense has been recognized.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	3.8%	3.8%	3.8%	3.9%
Expected option life	5.9	6.1	5.9	6.1
Volatility	0.83	0.85	0.83	1.06
Dividend rate	0%	0%	0%	0%

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee and director stock option plans have characteristics significantly different from those of traded options, the resulting pro forma compensation cost may not be representative of the compensation cost expected in future years. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards for the three and nine months ended September 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as indicated below (in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net earnings (loss)—as reported	$(481)	$(1,334)	$842	$290
Net loss—pro forma	(1,471)	(2,463)	(1,920)	(3,199)
Basic and diluted earnings (loss) per share—as reported	(0.02)	(0.05)	0.03	0.01
Basic and diluted loss per share—pro forma	(0.05)	(0.09)	(0.07)	(0.11)

Note 4. Computation of Earnings Per Share

        Basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options. Potentially dilutive shares have not been included for the three months ended September 30, 2003 and 2002, as their inclusion would be antidilutive.

        The following table reconciles the weighted average shares used in computing basic and diluted earnings (loss) per share in the respective periods (in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Shares used in basic earnings (loss) per share (weighted average common shares outstanding)	29,125	28,850	29,011	28,802
Effect of dilutive stock options	—	—	944	1,110

Shares used in diluted earnings (loss) per share calculation	29,125	28,850	29,955	29,912

Note 5. Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Raw materials	$3,137	$3,213
Work-in-process	3,150	2,255
Finished goods	2,734	5,098

	$9,021	$10,566

Note 6. Deferred Revenue

        The Company has discussed future collaborative arrangements with several companies. In connection with these efforts, the company has received approximately $0.6 million in cash, which has been recorded as deferred revenue in the accompanying balance sheet, pending finalization of any agreements.

Note 7. Income Taxes

        The Company has significant tax net operating loss carryforwards (NOL's) and other deferred tax assets which may be used to reduce future income taxes payable. The Company currently has a valuation allowance of approximately $13.0 million against its deferred tax assets. These NOL's and other deferred tax assets may be available to reduce income taxes payable and the effective tax rate during 2003. The Company continues to monitor the need for the deferred tax asset valuation allowance and will remove all or a portion of the valuation allowance upon management's determination that it is more likely than not that such asset will be realized. Upon removal of the valuation allowance, the Company will record a corresponding income tax benefit in its statement of operations.

Note 8. Stockholders' Equity

        During the nine months ended September 30, 2003, 251,215 shares of common stock were issued due to the exercise of common stock options and 50,628 shares of common stock were issued in connection with the Company's employee stock purchase plan, resulting in proceeds to the Company of approximately $1.0 million.

Note 9. Recent Accounting Pronouncements

        In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We are required to adopt this provision for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company's financial position, results of operations or cash flows.

        Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Quidel has not invested in any variable interest entities after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FASB recently delayed the required implementation date such that the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. The Company does not expect the finalization of FIN 46 by the FASB relating to variable interest entities created prior to January 31, 2003 to impact its financial position, results of operations or cash flows.

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 10. Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the U.S. represented 44% and 28% for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003 and December 31, 2002, balances due from foreign customers were $8.5 million and $9.2 million, respectively.

        The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Nine months ended September 30,
	2003	2002
Customer:
A	27%	9%
B	15%	20%
C	8%	11%

        As of September 30, 2003, accounts receivable from two customers with a balance due in excess of 10% of total accounts receivable totaled $7.7 million while at December 31, 2002, accounts receivable from two customers with balances due in excess of 10% of total accounts receivable totaled $8.2 million.

        The following presents net sales for the nine months ended September 30, 2003 and 2002 and long-lived assets as of September 30, 2003 and December 31, 2002 by geographic territory (in thousands):

			Net Sales
	Long-Lived Assets		Nine months ended September 30,
	September 30, 2003	December 31, 2002
			2003	2002
United States operations:
Domestic	$20,841	$21,461	$33,698	$37,624
Foreign	—	—	22,145	9,690
Foreign operations	366	1,474	4,730	4,939

Total	$21,207	$22,935	$60,573	$52,253

Note 11. Restructuring

        During the second quarter of 2003, the Company announced and implemented a restructuring plan (the "Restructuring Plan"). The Restructuring Plan was primarily driven by manufacturing automation in the Company's San Diego facility, completion of certain research and development projects, implementation of the Company's BaaN enterprise resource planning system in its Santa Clara facility, and the transition of its foreign sales and support offices to independent distributors. The Restructuring Plan included a workforce reduction of 63 positions (18% of our total workforce at such time) and closure of the Company's sales and support offices in Heidelberg, Germany and Milan, Italy.

        The Company recorded a restructuring charge of approximately $0.8 million in the second quarter of 2003. The significant components of the restructuring charge in the second quarter were $0.7 million for employee severance costs and $0.1 million for professional fees.

        During the third quarter of 2003, the Company recorded a restructuring charge of approximately $1.4 million. The significant components of the restructuring charge in the third quarter were $0.6 million for employee severance costs, $0.5 million for contractual lease and commercial contract terminations, $0.2 million for professional fees and $0.1 million for impairment charges related to assets that were deemed obsolete due to restructuring activities.

        As of September 30, 2003, $1.4 million of the restructuring charge has been paid and $0.8 million is included in other accrued liabilities in the accompanying unaudited consolidated balance sheet.

        The following table provides a detailed activity related to our restructuring activity (in thousands):

	Severance	Facilities Consolidation and Contract Termination	Professional Fees	Asset Impairments	Total
Q2 2003 Activity
Total charges	$0.7	$—	$0.1	$—	$0.8

Cash payments	(0.7)	—	(0.1)	—	(0.8)

Liability at June 30, 2003	—	—	—	—	—
Q3 2003 Activity
Total charges	0.6	0.5	0.2	0.1	1.4
Cash payments	(0.3)	(0.1)	(0.2)	—	(0.6)

Liability at September 30, 2003	$0.3	$0.4	$—	$0.1	$0.8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        In this quarterly report, all references to "we," "our" and "us" refer to Quidel Corporation and its subsidiaries.

Future Uncertainties

        This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, intellectual property, product liability, environmental and other litigation, required patent license fee payments not currently reflected in our costs, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration ("FDA"), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "might," "believe," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the SEC from time to time should be carefully considered. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We undertake no obligation to publicly release the results of any revision of these forward-looking statements.

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

Results of Operations

Net Sales

        Net sales increased 30% to $18.3 million for the three months ended September 30, 2003 from $14.1 million for the three months ended September 30, 2002 and increased 16% to $60.6 million for the nine months ended September 30, 2003 from $52.3 million for the nine months ended September 30, 2002. The increase in sales for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002 was primarily due to certain distributors not making expected quarter-end purchases as well as changes in distributors' inventory management practices during the third quarter of 2002, which adversely impacted sales for the three and nine months ended September 30, 2002. Other factors contributing to the increased sales were increases in sales of our influeza and Group A Strep products for the three and nine months ended September 30, 2003, partially offset by decreased sales of our pregnancy products for the nine months ended September 30, 2003.

Distribution Developments and Trends

        A significant portion of our U.S. sales are made to distribution partners. We offer various incentives, largely through volume discount programs, to certain of these distributors based on sales objectives developed with the distributor. We also provide other incentives from time to time, in addition to these volume discount programs.

        In the third quarter of 2003, we made increased sales of our Group A Strep and pregnancy products to one of our largest distributors. These products were sold with incentives above and beyond the volume discount program currently in effect with this distributor. We believe that by placing these products into our distribution channel, our distribution partner has a competitive advantage to more readily meet end-user demand. To date, based on projected fourth quarter demand, we are satisfied with this approach and do not anticipate that these early purchases will adversely impact expected aggregate sales in the fourth quarter of 2003.

        Our sales estimates for future periods are closely based on estimated end-user demand for our products. Sales to our distribution partners would fall short of expectations if distributor inventories increase because of less than estimated end-user consumption. With the introduction of low cost pregnancy test products by competitors, we have observed a decline in U.S. sales of our own pregnancy products over the past several quarters. Given current estimates of existing distributor inventories and a shortfall in end-user demand as compared to sales to distributors to date, we believe that our U.S. sales of pregnancy products may decline in the near future. Our estimated future growth, therefore, is based on significant increases in sales of our other products, primarily influenza and Group A Strep.

        As discussed under the "Restructuring Charge" section below, the transition from direct sales to independent distribution in Germany and Italy was largely completed as of September 30, 2003. We believe that continued market penetration will offset the revenue decline resulting from this distribution change.

Research Contracts, License Fees and Royalty Income

        Research contracts, license fees and royalty income decreased to $0.3 million for the three months ended September 30, 2003 from $0.4 million for the three months ended September 30, 2002 and remained constant at $1.3 million for both the nine months ended September 30, 2003 and September 30, 2002. The revenue for all periods principally relates to royalties received on our patented technologies utilized by third-parties. The agreements covering the majority of our royalty payments extends through November 2009, the expiration date of the patents.

Cost of Sales and Gross Profit From Net Sales

        Gross profit increased to $9.2 million for the three months ended September 30, 2003 from $6.1 million for the three months ended September 30, 2002 and increased to $31.0 million for the nine months ended September 30, 2003 from $24.9 million for the nine months ended September 30, 2002. Gross profit as a percentage of net sales increased to 50% for the three months ended September 30, 2003 from 43% for the three months ended September 30, 2002 and increased to 51% for the nine months ended September 30, 2003 from 48% for the nine months ended September 30, 2002. The increases for the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002, were primarily due to the adverse impact on sales during the third quarter of 2002 affected by certain distributors not making expected quarter-end purchases and changes in distributors' inventory management practices during that period. Additionally, during the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002, we had a more favorable product mix, largely due to increased sales of our influenza products, as well as manufacturing efficiencies related to the outsourcing of our packaging operations and cost savings relating to The Restructuring Plan, which were partially offset by underutilization of our manufacturing operation in Marburg, Germany.

Research and Development Expense

        Research and development expense increased to $1.9 million for the three months ended September 30, 2003 from $1.6 million for the three months ended September 30, 2002 and increased to $6.2 million for the nine months ended September 30, 2003 from $4.7 million for the nine months ended September 30, 2002. Research and development expense as a percentage of net sales decreased to 10% for the three months ended September 30, 2003 from 12% for the three months ended September 30, 2002 and increased to 10% for the nine months ended September 30, 2003 from 9% for the nine months ended September 30, 2002. The dollar increases for both the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002, were primarily due to increased costs associated with our LTF ("Layered Thin Film™") technology, including additional employees, project supplies and patent fees. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

Sales and Marketing Expense

        Sales and marketing expenses were relatively flat at $4.3 million and $4.4 million for the three months ended September 30, 2003 and 2002, respectively, and increased to $13.3 million for the nine months ended September 30, 2003 from $12.2 million for the nine months ended September 30, 2002. Sales and marketing expense as a percentage of net sales decreased to 24% for the three months ended September 30, 2003 from 31% for the three months ended September 30, 2002, and decreased to 22% for the nine months ended September 30, 2003 from 23% for the nine months ended September 30, 2002. The dollar increase for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, was primarily due to costs associated with the launch of our infectious vaginitis products, bone ultrasonometer and urinalysis instrument, including infrastructure, advertising and sales promotions.

General and Administrative Expense

        General and administrative expense remained constant at $2.0 million for both the three months ended September 30, 2003 and 2002 and increased to $7.2 million for the nine months ended September 30, 2003 from $6.5 million for the nine months ended September 30, 2002. General and administrative expense as a percentage of net sales decreased to 11% for the three months ended September 30, 2003 from 14% for the three months ended September 30, 2002 and remained constant at 12% for the nine months ended September 30, 2003 and 2002. The dollar increase for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was primarily due to increased professional fees related to the re-audit of our fiscal 2001 financial statements and tax consulting fees.

Restructuring Charge

        During the second quarter of 2003, we announced and implemented the Restructuring Plan. The Restructuring Plan was primarily driven by manufacturing automation in our San Diego facility, completion of certain research and development projects, implementation of our BaaN enterprise resource planning system in our Santa Clara facility, and the transition of our foreign sales and support offices to independent distributors. The Restructuring Plan included a workforce reduction of 63 positions (18% of our total workforce at such time) and closure of our sales and support offices in Heidelberg, Germany and Milan, Italy.

        We recorded a restructuring charge of approximately $0.8 million in the second quarter of 2003. The significant components of the restructuring charge in the second quarter were $0.7 million for employee severance costs and $0.1 million for professional fees.

        During the third quarter of 2003, we recorded a restructuring charge of approximately $1.4 million. The significant components of the restructuring charge in the third quarter were $0.6 million for employee severance costs, $0.5 million for contractual lease and commercial contract terminations, $0.2 million for professional fees and $0.1 million for impairment charges related to assets that were deemed obsolete due to restructuring activities.

        As of September 30, 2003, $1.4 million has been paid and $0.8 million is included in other accrued liabilities in the accompanying unaudited consolidated balance sheet.

Income Taxes

        Income tax benefit was $0.3 million for the three months ended September 30, 2003 compared to an income tax benefit of $0.8 million for the three months ended September 30, 2002, and the income tax provision was $0.6 million for the nine months ended September 30, 2003 compared to an income tax provision of $0.5 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

        Our principal sources of liquidity have historically been cash flow from operations and borrowings under our line of credit. Our principal requirements for cash currently are for the funding of operations and capital expenditures.

        At September 30, 2003, we had cash and cash equivalents of approximately $15.8 million compared to $2.9 million at December 31, 2002.

        The net increase in cash and cash equivalents for the nine months ended September 30, 2003 was $12.9 million, the components of which are discussed below. The cash generated from operating activities of $13.9 million is largely comprised of our net earnings of $0.8 million, non cash expenses of $5.0 million related to depreciation and amortization and decreases in our deferred tax asset of $0.4 million, a decrease in accounts receivable and inventories of $3.4 million and $1.7 million, respectively, and increases in accounts payable and other accrued liabilities of $2.8 million. Another source of cash during the period was $1.0 million in proceeds from the exercise of options and issuance of common stock under our stock option and employee stock purchase plans. Our primary uses of cash for the nine months ended September 30, 2003 were acquisitions of manufacturing equipment and assets related to information technology of $1.8 million, as well as payments on obligations under capital leases totaling $0.3 million.

        We have a $10 million term loan facility which matures in August 2004 and which bears interest at a rate equal to the lender's base rate minus one quarter of one percent. We also have a $10 million line of credit facility which matures in July 2004 and, at our option, bears interest at a rate equal to the lender's base rate minus one quarter of one percent or at the London InterBank Offering Rate plus two and one quarter percent. The agreement governing our term loan and our line of credit facilities contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. As of September 30, 2003, there were no borrowings outstanding under either the term loan or line of credit. As of September 30, 2003, we had $10 million of availability both under the term loan and line of credit, and we were in compliance with all covenants.

        We currently have planned approximately $1.8 million in capital expenditures for the remainder of 2003. The primary purpose for our capital expenditures is manufacturing equipment and information technology. We plan to fund these capital expenditures with available cash and cash equivalents as well as cash flow from operations. We have no material commitments with respect to such planned expenditures as of the date of this report on Form 10-Q.

        We also intend to continue evaluation of acquisition and technology licensing candidates. As such, we may need to incur additional debt, or sell additional equity, to successfully complete these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, expansion of research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on our current cash position and the current assessment of future operating results, we believe that our existing sources of liquidity will be adequate to meet operating needs during the next twelve months.

        At September 30, 2003 and December 31, 2002, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. While we have maintained customer incentive programs during 2003, if market conditions were to decline, we may take actions to further increase or otherwise modify customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We record revenues from product sales, net of related rebates and discounts which are estimated at the time the sale is recognized. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are Free On Board ("FOB") destination and at the time of shipment when the sales terms are FOB shipping point. Our judgment is also required in estimating amounts of excess channel inventory. Excess channel inventory exists when our distributors' inventory of our product exceeds its estimate of demand for our products at the end-user level, after considering factors such as product shelf life and market for the product. We obtain information from our distributors to evaluate channel inventory at customer locations. After a review and based on forecasted demand of our products and our estimates of inventory channel levels at September 30, 2003, we believe that there were no excess channel inventory issues.

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

RISK FACTORS

Risks Related to Our Business

Our operating results may fluctuate as a result of many factors that are outside our control, and this could have a negative effect on the price of our common stock.

        Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts, and this could cause our stock price to decline. The market price of our common stock has fluctuated substantially in the past. Between September 30, 2003 and September 30, 2002, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $3.00 to a high of $6.95. We expect the market price of our common stock to continue to experience significant fluctuations in the future in response to a variety of factors, including fluctuation in our operating results.

        For the nine months ended September 30, 2003, total revenues increased 16% to $61.9 million from $53.5 million for the nine months ended September 30, 2002. We had net earnings of $0.8 million for the nine months ended September 30, 2003 compared to net earnings of $0.3 million for the nine months ended September 30, 2002. The increase in revenues for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was primarily due to certain distributors not making expected quarter-end purchases as well as changes in distributors' inventory management practices during the third quarter of 2002, which adversely impacted revenues for the nine months ended September 30, 2002. Other factors contributing to the increased revenues were increases in our influenza and Group A Strep products, partially offset by a decrease in our pregnancy products.

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

We may become involved in intellectual property infringement disputes, which are costly and could limit our ability to use certain of our core technologies in the future and sell our products.

        There are a large number of patents and patent applications in our product areas, and we believe, based on experience and published reports, that additional patents may issue to third parties relating to our product areas, and that litigation in our industry regarding patent and other intellectual property rights is prevalent and will continue. In particular, we are aware of one industry participant which is actively suing other third parties for patent infringement on the basis that it allegedly owns, or has an exclusive license to, patent rights covering key aspects of current lateral flow technology. While we have not to date received any correspondence alleging infringement from this industry participant, and while we believe that we have various defenses to any claim that might be made, our business and financial results, because of our current dependence on lateral flow technology, would be materially and adversely affected if we were unable to successfully defend against any such patent infringement allegations or to obtain a commercially reasonable license form this industry participant.

        Another industry participant has recently sent us a letter suggesting that we obtain a sublicense to patents for which it is a licensee, with royalty amounts to be negotiated. Our evaluation of our products and this other party's intellectual property position is that we are not infringing and, thus we have no need to sub-license from this third party. No assurance can be given, however, that we will not be required to pay royalties to this or other owners of intellectual property with a resulting increase in our product cost and expense, and an adverse effect on our profits. Nor can any assurance be given that we would be able to obtain any license to third party intellectual property under commercially reasonable terms, if at all.

        As a more general matter, and although we are not currently involved in any litigation in this area, our involvement in litigation to determine rights in proprietary technology could adversely affect our net sales and business because:

  •
  As is common with major litigation, it would likely consume a substantial portion of managerial and financial resources;

  •
  Its outcome would be uncertain and a court may find the third-party patent claims valid and infringed by our products;

  •
  An adverse outcome could subject us to significant liability in the form of past royalty payments, penalties, special and punitive damages, or future royalty payments significantly affecting our future earnings;

  •
  Failure to obtain a necessary license upon an adverse outcome could prevent us from selling our current products or other products we may develop; and

  •
  A court could award a preliminary and/or permanent injunction which would prevent us from selling our current or future products.

In order to remain competitive and profitable, we must expend considerable resources to introduce new products and develop new markets. Our failure to successfully introduce new products and develop new markets could have a material adverse effect on our business and prospects.

        We devote a significant amount of financial resources to researching and developing new products and new markets. The development, manufacture and sale of diagnostic products require a significant investment of resources. The development of new markets also requires a substantial investment of resources, such as new employees, offices and manufacturing facilities. As a result, we are likely to incur increased operating expenses as a result of our increased investment in sales and marketing activities, manufacturing scale-up and new product development associated with our efforts to:

  •
  expand our business line;

  •
  expand the LTF™ technology platform menu of analytes;

  •
  develop products with higher margins internally, or in collaborations with the external pharmaceutical community; and

  •
  expand our business geographically.

        The funds for these projects have in the past come primarily from our business operations and a working capital line of credit. If our business slows and we become less profitable, and as a result have less money available to fund research and development, we will have to decide at that time which programs to cut, and by how much. Similarly, if adequate financial, personnel, equipment or real estate resources are not available, we may be required to delay or scale back market developments. Our operations will be adversely affected if our net sales and gross profits do not correspondingly increase or if our product and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new products and develop new markets could have a material adverse effect on our business and prospects.

We rely on a limited number of key distributors which account for over half of our net sales. The loss of any key distributor or an unsuccessful effort to directly distribute our products could lead to reduced sales.

        Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 62% and 56% of our net sales for the nine months ended September 30, 2003 and 2002, respectively. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. As a result, the loss of any key distributor is likely to have a material adverse effect on our net sales.

        As an alternative, we could expand our efforts to distribute and market our products directly. This, however, would require substantial investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, we do not have experience in direct distribution and marketing, thus there can be no assurance that any direct distribution efforts would be successful. If we make the substantial investment to directly distribute and market our products and are unsuccessful, our net sales and profits could be materially and adversely affected.

We may not achieve market acceptance of our products among physicians and other healthcare providers, and this would have a negative effect on future sales growth.

        A large part of our business is based on the sale of rapid poc diagnostic tests that physicians and other healthcare providers can administer in their own facilities without sending samples to laboratories. Clinical reference laboratories and hospital-based laboratories are significant competitors for our products and provide a majority of the diagnostic tests used by physicians and other healthcare providers. Our future sales depend on, among other matters, capture of sales that would otherwise be directed to these laboratories by achieving market acceptance of poc testing from physicians and other healthcare providers. If we do not capture sales at the levels we have budgeted for, our overall net sales may not grow as much as anticipated and the costs we have incurred will be disproportionate to our sales levels. We expect that these laboratories will compete vigorously against our point-of-care diagnostic products in order to maintain and expand their existing dominance of the overall diagnostic testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other healthcare providers may resist changing to point-of-care tests. Our failure to achieve market acceptance from physicians and healthcare providers with respect to the use of our point-of-care diagnostic products would have a negative effect on our future sales growth.

Intense competition with other manufacturers of poc diagnostic products may reduce our sales or profit margins.

        In addition to competition from laboratories, our poc diagnostic tests compete with similar products made by our competitors. As of September 30, 2003, our estimated U.S. market share for certain of our key poc products was 53% in pregnancy, 47% in Group A Strep and 50% for influenza tests. There are, however, a large number of multinational and regional competitors making investments in competing technologies and products, including several large pharmaceutical and diversified healthcare companies. These competitors include Beckman Coulter Primary Care Diagnostics, Becton Dickinson and Company, Genzyme Diagnostics Corporation and Inverness Medical Innovations. Potentially, we also face competition from our distributors which may decide to create their own products to compete with ours. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective than ours, or acquire market share from our products through more effective marketing or competitive pricing, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products, and intensified competition in the future may adversely affect our profit margins.

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

        Our ability to obtain patents and licenses, and their benefits, is uncertain. We have 215 issued patents and approximately 53 patent applications pending. Our patents have expiration dates from 2003 to 2020 and our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. In addition to the United States, we have patents issued in Japan, Canada, Germany, France, United Kingdom, Italy, Spain, Australia, Belgium, Korea, Norway, Lithuania, The Netherlands, Austria, Switzerland, Sweden and South Africa. Therefore, third-parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others or on commercially reasonable terms.

Our products are highly regulated by various governmental agencies. Any changes to the existing laws and regulations may adversely impact our ability to manufacture and market our products.

        The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities in the U.S. principally the FDA and corresponding state and foreign regulatory agencies. The FDA regulates all of our products, which are primarily Class I and II devices. The U.S. Department of Agriculture regulates our veterinary products. Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products. Regulatory approval can be a lengthy, expensive and uncertain process, making the timing and costs of approvals difficult to predict. Our net sales would be negatively affected by delays in the receipt of or failure to receive approvals or clearances, the loss of previously received approvals or clearances or the placement of limits on the use of our products.

        Furthermore, in the ordinary course of business, we must frequently make subjective judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to substantial civil and criminal penalties, as well as a recall, seizure or injunction with respect to the sale of our products. The assessment of any civil and criminal penalties against us could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business.

We are subject to numerous government regulations in addition to FDA regulation, and compliance with changes could increase our costs.

        In addition to the FDA and other regulations described previously, numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances impact our business operations. If these laws change or laws regulating any of our businesses are added, the costs of compliance with these laws could substantially increase our costs. Compliance with any future modifications of these laws or laws regulating the manufacture and marketing of our products could result in substantial costs and loss of sales or customers. Because of the number and extent of the laws and regulations affecting our industry, and the number of governmental agencies whose actions could affect our operations, it is impossible to reliably predict the full nature and impact of future legislation or regulatory developments relating to our industry. To the extent the costs and procedures associated with meeting new requirements are substantial, our business and results of operations could be adversely affected.

We use hazardous materials in our business that may result in unexpected and substantial claims against us relating to handling, storage or disposal.

        Our research and development and manufacturing activities involve the controlled use of hazardous materials, including, but not limited to chemicals and biological materials such as dimethyl sulfate, sodium nitrite, acetaldehyde, acrylamide, potassium bromate and radionuclides. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. These regulations include federal statutes popularly known as CERCLA, RCRA and the Clean Water Act. Compliance with these laws and regulations is already expensive. If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations, these future environmental regulations could impair our research, development or production efforts by imposing additional and possibly substantial, costs on our business. In addition, because of the nature of the penalties provided for in some of these environmental regulations, we could be required to pay sizeable fines, penalties or damages in the event of noncompliance with environmental laws. Any environmental violation or remediation requirement could also partially or completely shut down our research and manufacturing facilities and operations, which would have a material adverse effect on our business. The risk of accidental contamination or injury from these hazardous materials cannot be completely eliminated and exposure of individuals to these materials could result in substantial fines, penalties or damages as well.

Our net sales could be affected by third-party reimbursement policies and potential cost constraints.

        We sell many of our products for use by physicians and other healthcare providers. Acceptance and use of our products would be impacted if physicians do not get reimbursed for the cost by their patients' healthcare insurers or payors. Our net sales could be adversely affected by changes in reimbursement policies of these governmental or private healthcare payors. In the U.S., healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in the U.S. in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may reduce the demand for our products or our ability to sell our products on a profitable basis.

Unexpected increases in demand for our products could require us to spend considerable resources to meet the demand or harm our customer relationships if we are unable to meet demand.

        If we experience unexpected increases in the demand for our products, we may be required to expend additional capital resources to meet these demands. These capital resources could involve the cost of new machinery or even the cost of new manufacturing facilities. This would increase our capital costs, which could adversely affect our earnings. If we are unable to develop necessary manufacturing capabilities in a timely manner, our net sales could be adversely affected. Failure to cost-effectively increase production volumes, if required, or lower than anticipated yields or production problems encountered as a result of changes that we may make in our manufacturing processes to meet increased demand could result in shipment delays as well as increased manufacturing costs, which could also have a material adverse effect on our net sales and profitability.

        Unexpected increases in demand for our products could also require us to obtain additional raw materials in order to manufacture products to meet the demand. Some raw materials require significant ordering lead time and some are currently obtained from a sole supplier or a limited group of suppliers. Although we have long-term supply agreements with these suppliers, these long-term agreements involve risks for us including, our potential inability to obtain an adequate supply of raw materials and components and our reduced control over pricing, quality and timely delivery. It is also possible that one or more of these suppliers may become unwilling or unable to deliver to us materials. Any shortfall in our supply of raw materials and components, and our inability to obtain alternative sources for this supply, could have a material adverse effect on our net sales or cost of sales.

        Our inability to meet customer demand for our products, whether as a result of manufacturing problems or supply shortfalls, could harm our customer relationships and impair our reputation within the industry. This, in turn, could have a material adverse effect on our business and prospects.

If one of our products proves to be defective we could be subject to claims of liability that could adversely affect our business.

        A defect in the design or manufacture of our products could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries. Any substantial underinsured loss resulting from such a claim would have a material adverse effect on our profitability and the damage to our reputation in the industry could have a material adverse effect on our business.

If we are not able to manage our growth strategy, and if we experience difficulties integrating acquired companies or technologies after the acquisition, our earnings may be adversely affected.

        Our business strategy contemplates further growth in the scope of operating and financial systems and the geographic area of our operations, including further expansion outside the U.S., as new products are developed and commercialized. We may experience difficulties integrating our own operations with those of companies or technologies that we have acquired or may acquire, and as a result we may not realize our anticipated benefits and cost savings within our expected time frame, or at all. Because we have a relatively small executive staff, future growth may also divert management's attention from other aspects of our business, and will place a strain on existing management and our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and our net sales and gross profits could be adversely affected.

Our business could be negatively affected by the loss of key personnel or our inability to hire qualified personnel.

        Our future success depends in part on our ability to retain our key technical, sales, marketing and executive personnel and our ability to identify and hire additional qualified personnel. Competition for these personnel is intense, both in the industry in which we operate and also (Northern San Diego County) where our headquarters and many of our operations are located. In addition, we expect to further grow our operations, and our needs for additional management and other key personnel may increase. If we are not able to retain existing key personnel, or identify and hire additional qualified personnel to meet expected growth, our business could be negatively impacted.

We are exposed to business risks, which if not covered by insurance, could have an adverse effect on our profits.

        Claims may be made against us for types of damages, or for amounts of damages, that are not covered by our insurance. For example, though we currently carry product liability insurance in the amount of $10 million for liability losses, including legal defense costs, there is a risk that product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, if we are held liable, our existing insurance may not be renewed at the same cost and level of coverage as currently in effect, or may not be renewed at all. If we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, whether arising out of product liability matters or from some other matter, that claim could have a material adverse effect on our results of operations and profitability.

We face risks relating to our international sales and foreign operations, including the risk of currency fluctuations, which could increase our costs or stifle our growth opportunities.

        Our products are sold internationally, primarily to customers in Japan and Europe, including Germany, Italy and Poland. Sales to foreign customers accounted for approximately 44% and 28% of our net sales for the nine months ended September 30, 2003 and 2002, respectively, and are expected to continue to account for a significant percentage of our net sales. We also manufacture our urinalysis products in Marburg, Germany. International sales and manufacturing operations are subject to inherent economic, political and regulatory risks, which could increase our operating costs, result in shipment delays and impede our international growth. These foreign risks include:

  •
  exposure to currency exchange fluctuations, such as the 9% increase in the value of the Euro against the U.S. dollar for the nine months ended September 30, 2003 and the 18% increase in the value of the Euro against the U.S. dollar for the year ended December 31, 2002;

  •
  longer payment cycles and greater difficulty in accounts receivable collection;

  •
  compliance with new and changing registration requirements, tariffs or other barriers as we continue to expand into new countries and geographic regions;

  •
  reduced protection for, and enforcement of, intellectual property rights, particularly as we seek to expand our business beyond Europe;

  •
  political and economic instability in some of the regions that we may expand into in the future; and

  •
  potentially adverse tax consequences.

        Even that portion of our international sales, which is negotiated for and paid in U.S. dollars is subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products and our anticipated foreign operations, as could changes in the general economic conditions in those markets. In order to maintain a competitive price for our products in Europe, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. During 2002, Economic Monetary Union countries in Europe adopted the Euro as their single currency. Because the adoption of the Euro is still recent, there could be unexpected costs and exchange rate fluctuations associated with its use that affect us. Continued change in the values of the Euro and other foreign currencies could have a negative impact on our business, financial condition and results of operations. We do not currently hedge against exchange rate fluctuations, which means that we will be fully exposed to exchange rate losses.

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

        Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our securities and impair our ability to complete equity financings. We currently have outstanding the following shares of common stock:

  •
  Approximately 29.2 million shares of common stock that have been issued in registered offerings and are freely tradable in the public markets.

  •
  In addition, approximately 5.8 million shares of common stock are issuable upon exercise of stock options outstanding as of September 30, 2003 under our various stock option plans at a weighted average exercise price of $4.39 per share.

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

        The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at September 30, 2003. Based on our market risk sensitive instruments outstanding at September 30, 2003 and December 31, 2002, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

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

ITEM 5. OTHER EVENTS

        On September 15, 2003, we announced that Matthew T. Heindel had been appointed Senior Vice President, Global Sales and Marketing.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1991.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated November 8, 2000.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (Incorporated by reference to Exhibit 1(A) to the Registrant's Registration Statement on Form 8-A filed on January 14, 1997.)
4.2	Amended and Restated Rights Agreement dated as of May 24, 2002 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on May 29, 2002.)
10.1(1)	Registrant's 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
10.2(1)	Registrant's 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.3(1)	Registrant's 1996 Non-Employee's Director Plan. (Incorporated by reference to Registrant's Proxy Statement filed on September 27, 1996.)
10.4(1)	Registrant's 1998 Stock Incentive Plan. (Incorporated by reference to Registrant's Proxy Statement filed on July 8, 1998.)
10.5(1)	Registrant's Amended and Restated 2001 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.6(1)	Registrant's General Nonstatutory Stock Option Plan, as amended December 11, 2000 (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed on March 31, 2003.).
10.7	Trademark License Agreement dated October 1, 1994 between the Registrant and Becton Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended March 31, 1995.)

10.8	Settlement Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.9	Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.10	Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.11(1)	Employment Agreement dated September 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.)
10.12(1)	Stock Option Agreement dated September 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.)
10.13(1)	Amendment No. 1 to the Employment and Stock Option Agreement effective August 13, 2001 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.14(1)	Employment Agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.15(1)	Stock Option Agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.16(1)	Amended Employment Agreement effective August 13, 2001 between the Registrant and S. Wayne Kay (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.17(1)	Stock Option Agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.18(1)	Employment Agreement effective September 17, 2002 between the Registrant and William J. Elliott (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K filed on March 31, 2003.).
10.19(1)*	Employment Agreement dated as of August 28, 2003 between the Registrant and Matthew T. Heindel.
10.20	Master Revolving Note dated August 29, 2002 by Quidel Corporation in favor of Comerica Bank—California. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.21	Variable Rate—Single Payment Note dated August 29, 2002 by Registrant in favor of Comerica Bank—California. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.22	Security Agreement dated as of August 29, 2002 between Registrant and Comerica Bank—California. (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.23	Business Loan Agreement dated of August 29, 2002 between Registrant and Comerica Bank—California. (Incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.24	Form of Asset Sale Agreement — Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.25	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.26	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.27	Form of Indemnification Agreement—Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2000.)
10.28(1)	Change in Control Agreement dated February 27, 2003 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-Q for quarter ended March 31, 2003)
10.29(1)	Change in Control Agreement dated February 28, 2003 between the Registrant and Paul E. Landers. (Incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-Q, period ended March 31, 2003)
10.30(1)	Change in Control Agreement dated April 13, 2003 between the Registrant and Mark E. Paiz. (Incorporated by reference to Exhibit 10.34 to the Registrant's 10-Q, March 31, 2003)
10.31(1)*	Change in Control Agreement dated as of September 15, 2003 between the Registrant and Matthew T. Heindel.
31.1*	Certification by Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Chief Executive Officer and Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(1)
Indicates a management plan or compensatory plan or arrangement.

(b)
Reports on Form 8-K filed in the quarter ended September 30, 2003

  On July 30, 2003, we filed a current report on Form 8-K announcing the issuance of our news release on July 30, 2003, reporting the financial results of the Company for its second fiscal quarter of 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIDEL CORPORATION
Date: November 14, 2003	/s/ S. WAYNE KAY S. Wayne Kay President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ PAUL E. LANDERS Paul E. Landers Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)

QuickLinks

INDEX
  PART I FINANCIAL INFORMATION
  ITEM 1. Financial Statements
QUIDEL CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands)
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data, unaudited)
QUIDEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)
Quidel Corporation Notes to Condensed Consolidated Financial Statements (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Risks Related to Our Business
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
  PART II OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 5. OTHER EVENTS
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE