Form 10-K
period 2003-12-31
QUIDEL CORP /DE/
filed 2004-03-15
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003

Commission File Number: 0-10961

QUIDEL CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2573850 (I.R.S. Employer Identification No.)
10165 McKellar Court San Diego, California	92121 (zip code)
(Address of principal executive offices)
Registrant's telephone number, including area code (858) 552-1100
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value and accompanying Preferred Shares Purchase Rights

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

        The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant's most recently completed second fiscal quarter was $153,365,010.

        As of March 4, 2004, 31,373,887 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

        Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2004 Annual Meeting of Stockholders to be held on May 26, 2004 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

A Warning About Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors including, without limitation, intellectual property, product liability, environmental or other litigation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the U.S. Food and Drug Administration ("FDA"), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described under "Risk Factors" and in other sections of this Annual Report and in other reports and registration statements that we file with the Securities and Exchange Commission ("SEC") from time to time should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. We undertake no obligation to publicly release the results of any revision of the forward-looking statements.

Part I Item 1. Business

        All references to "we," "our," and "us" in this Annual Report refer to Quidel Corporation and its subsidiaries.

Overview

        We are a worldwide leader in developing, manufacturing and marketing point-of-care ("POC") rapid diagnostic tests for the detection and management of a variety of medical conditions and illnesses. Our current product areas include pregnancy, infectious diseases, autoimmune diseases, osteoporosis and urinalysis. In the U.S., we lead the market in several POC product categories for sales through medical product distributors. This leadership position includes an estimated 51%, 49% and 45% market share for the POC market in pregnancy, influenza and Group A Strep products, respectively, as of December 31, 2003. Our products provide healthcare professionals with accurate and cost-effective diagnostic information at the POC. We sell our products to professionals for use in physician offices, hospitals, clinical laboratories and wellness screening centers. We focus our products substantially on women's and family health in areas such as reproduction, infectious diseases, general health screening and diseases associated with the elderly.

        We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1984. Our product base and technology platforms have expanded through internal development and acquisitions of other products and technologies. The current product areas are pregnancy, infectious diseases, autoimmune diseases, osteoporosis and urinalysis, primarily for professional and research use.

        We market our products in the U.S. through a network of national and regional distributors, supported by a direct sales force. In the rest of the world, we sell and market through distributors in Asia-Pacific, Europe, the Middle East, Africa and Latin America and in other international locations by channeling products through distributor organizations and sales agents.

        We are a corporation, incorporated in the State of Delaware. Our executive offices are located at 10165 McKellar Court, San Diego, California 92121, and our telephone number is (858) 552-1100. This Annual Report, and each of our other periodic and current reports, including any amendments, are available, free of charge, on our website, www.quidel.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report. In addition, the SEC website contains reports, proxy and information statements, and other information about us at www.sec.gov.

Recent Developments

  Intellectual Property Litigation

        On February 20, 2004, we filed a lawsuit (the "Action") in the U.S. District Court, Southern District of California against Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, and Applied Biotech, Inc. (collectively "Inverness"), as well as against Armkel LLC, for infringement of our U.S. Patent No. 4,943,522 (the "522 Patent"), which relates to lateral-flow technology, and for declaratory relief. We are seeking damages and injunctive relief against Inverness products that infringe our patented technology. Our claim for declaratory relief relates to nine Inverness-owned and Inverness-licensed patents (U.S. Patent Nos. 6,485,982: 5,989,921; 5,714,389; 6,352,862; 6,228,660; 6,187,598; 5,656,503; 5,622,871; and 5,602,040), and requests the Court to conclude that our lateral-flow products do not infringe these patents, and that the patents are invalid and unenforceable.

        On March 9, 2004, Inverness and a related party filed, in the U.S. District Court, Southern District of California, denials of our allegations of infringement in the Action, allegations that our 522 Patent is invalid and unenforceable, as well as counterclaims for patent infringement against us. On March 12, 2004, Armkel LLC filed, in the U.S. District Court, Southern District of California, an answer to our request for declaratory relief and counterclaims for patent infringement against us. The counterclaims by Inverness and the related parties and by Armkel LLC allege that our immunoassay test products, including our tests for influenza, pregnancy, strep, and H pylori, infringe eight of the nine Inverness patents that we identified in the Action. In addition, Inverness Medical Switzerland GmbH, Wampole Laboratories, LLC, and Applied BioTech, Inc. filed a separate complaint against us alleging that our immunoassay test devices also infringe a ninth patent owned by Inverness, U.S. Patent No. 6,534,320. The relief requested in these claims and counterclaims against us includes damages and preliminary and permanent injunctive relief to the effect that if this relief is granted, we would be required to cease and desist from manufacturing, selling, marketing, using, and inducing others to use products that represent a substantial majority of our revenues.

        On February 17, 2004, our German affiliate Quidel Deutschland GmbH was provided with a copy of a lawsuit that Inverness Medical Switzerland GmbH, another Inverness subsidiary, and Preymed had apparently filed on or about February 4, 2004 in District Court in Düsseldorf, Germany, which names us, Quidel Deutschland GmbH, and our distributor, Progen Biotechnik GmbH, as defendants. The lawsuit alleges that we and the other defendants are infringing two Inverness-owned European patents, EP 0 291 194 and EP 0 560 411, and is directed at our lateral flow test devices, including our tests for pregnancy, strep, H pylori, and Chlamydia. The suit seeks injunctive relief, an accounting, damages and annulment. If the Court grants injunctive relief, we will be required to cease and desist from manufacturing, selling, marketing, using, and importing our lateral flow products in Germany.

  Product Announcements

        In September 2003, our QuickVue® Influenza A+B test received regulatory clearance from the FDA, allowing for this test to be sold in the U.S. The test received approval from the Japanese Ministry of Health and Welfare in January 2004. In February 2004, we announced that our new QuickVue(R) Influenza A+B test had been granted a waiver under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") from the FDA. The test provides physicians with a fast, accurate, easy-to-use method for aiding in the differential diagnosis of acute influenza type A or B. The

QuickVue Influenza A+B test is a companion to the currently marketed, CLIA-waived QuickVue Influenza test, which has been available worldwide since 2001.

  Restructuring

        In April 2003, we announced and implemented a restructuring plan (the "Restructuring Plan"). The Restructuring Plan was primarily driven by manufacturing automation in our San Diego facility, completion of certain research and development projects, implementation of our BaaN enterprise resource planning system in our Santa Clara facility, and the transition of our foreign sales and support offices to independent distributors. The Restructuring Plan included a workforce reduction of 63 positions (18% of our total workforce at such time) and closure of our sales and support offices in Heidelberg, Germany and Milan, Italy. We recorded a restructuring charge of approximately $2.2 million during 2003. The significant components of the restructuring charge were $1.3 million for employee severance costs, $0.5 million for contractual lease and commercial contract terminations, $0.3 million for professional fees, and $0.1 million for impairment charges related to assets that were deemed obsolete due to restructuring activities. As of December 31, 2003, $1.8 million of the restructuring charge had been paid and $0.4 million is included in other accrued liabilities in the accompanying consolidated balance sheet.

Diagnostic Test Kit Industry Overview

The Overall Market for In Vitro Diagnostics

        The worldwide market for in vitro diagnostic, or IVD, products is estimated at approximately $23.0 billion in 2003 and is segmented by the particular test discipline. The largest segments are immunodiagnostics testing and instrument-based clinical chemistry, which account for approximately 31% and 21% of the total IVD market, respectively. Geographically, approximately 40% of total IVD revenues are generated in the U.S., while Europe, Japan and the rest of the world account for approximately 33%, 14% and 13%, respectively.

        Customers for IVD products are primarily large centralized laboratories, independent reference laboratories or hospital-based facilities. In the U.S., these central laboratories represent approximately 75% of the revenues generated by IVD products.

        The centralized diagnostic testing process typically involves obtaining a specimen sample of blood, urine or other fluid from the patient and sending the sample from the healthcare provider's office or hospital unit to a central laboratory. In a typical visit to the physician's office, after the patient's test specimen is collected, the patient is usually sent home and receives the results of the test several hours or days later. The result of this process is that the patient may leave the physician's office without confirmation of the diagnosis and the opportunity to begin more effective immediate care.

        The following three basic factors have caused centralized diagnostic testing (as opposed to POC testing) to dominate the overall diagnostic testing market: 1) technical requirements for accurate testing often require sophisticated and expensive equipment; 2) the cost to run a test on large scale instruments is low; and 3) governmental regulations affecting all laboratories, regardless of size, require compliance to complex regulations and licensing requirements.

        The over-the-counter market for IVD self-testing has not been materially affected by these trends. The worldwide over-the-counter market is estimated to grow to $4.5 billion by 2004. Two test categories, glucose monitoring for diabetes and pregnancy, currently dominate this market segment.

The POC Market

        POC testing for certain diagnostic parameters has become an accepted adjunct to central laboratory and self-testing. The POC market is comprised of two general segments: hospital testing

(emergency rooms and bedside) and decentralized testing in non-institutional settings such as physicians' offices. Hospital POC testing is accepted and growing and is generally an extension of the hospital's central laboratory. Larger segments of rapid turnaround POC diagnostics include tests for urinalysis and pregnancy.

        Out-of-hospital testing sites consist of physicians' office laboratories, nursing homes, pharmacies and other non-institutional, ambulatory settings in which healthcare providers perform diagnostic tests. This decentralized POC market encompasses a large variety of IVD products ranging from moderate-sized instrumented diagnostic systems serving larger group practices to single-use, disposable tests for smaller practice physicians' offices. We believe POC testing out-of-hospital is increasing due to its clinical benefit and cost-effectiveness.

        Current total revenues from the rapid non-instrument-based POC market are estimated at approximately $345 million in 2003 in the U.S. The growth in POC testing in the U.S. is in part due to evolving technological improvements creating high quality tests with laboratory accuracy and POC ease-of-use, which are capable of being granted a waiver under the CLIA, and therefore available to an estimated 101,000 physician office laboratories.

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

  •
  Commercialize the Layered Thin Film™ ("LTF") proprietary technology acquired in our Litmus Concepts Inc. ("Litmus") acquisition;

  •
  Expand the new product pipeline from internal research and development;

  •
  Pursue licensing and acquisition opportunities when financially and strategically attractive;

  •
  Leverage the marketing and distribution strength of the QuickVue brand in the U.S., and maximize worldwide sales through current and newly identified sales channels in Europe, Asia and the rest of world;

  •
  Gain worldwide market share leadership position with our QuickVue Influenza test products;

  •
  Expand international sales through external alliances, collaborations and sales focus; and

  •
  Expand development and marketing collaborations with large pharmaceutical and other healthcare companies.

Technology

        We incorporate immunoassay technology, enzymology, biochemistry and LTF technology into specially designed and engineered rapid diagnostic products. We have developed, licensed or acquired four delivery system formats: dipsticks, lateral-flow cassettes, microwell plate tests and LTF technology. Some of the tests are based on immunoassay technologies and differ in terms of speed, ease-of-use and sensitivity, while other tests are based on enzymatic or basic chemistry reactions. The immunoassay approach uses antibodies that bind to specific antigens, such as those on viruses, bacteria, hormones, drugs and other antibodies. The unique ability of antibodies to bind specifically to antigens of interest allows antibodies to be used in a wide range of diagnostic applications. The LTF technology uses chemical or enzymatic reactions to indicate the presence or absence of specific infectious agents or ambient chemistry conditions. These test systems provide rapid, clear color endpoints for easy direct visual interpretation of the test results without the need for instrumentation.

Products

        We provide rapid POC diagnostic tests under the following brand names: QuickVue®, QuickVue+®, QuickVue® Advance®, RapidVue®, BlueTest®, Metra™, QUS-2®, UrinQuick® and Semi-Q®. Our rapid POC diagnostic tests, biochemical bone markers and ultrasonometer participate in the following medical and wellness categories:

        Influenza.    This diagnostic test was developed through a funded collaboration with GlaxoSmithKline plc, as an aid in the diagnosis and treatment of influenza at the POC. The test is a rapid, qualitative test for the detection of influenza type A and B viral antigens, the two most common types of the influenza virus. The test received FDA clearance in September 1999, with commercialization beginning in December 1999. The FDA granted us the first CLIA waiver for an influenza test in October 2000. Our second generation test, the QuickVue Influenza A+B, which allows for the differential diagnosis of influenza type A and type B, received FDA clearance in September 2003 and CLIA waiver in February 2004. Influenza test sales represented approximately 40%, 20% and 11% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

        Group A Strep.    Each year millions of people in the U.S. are tested for Group A Strep infections, commonly referred to as "strep throat." Group A Streptococci are bacteria that typically cause illnesses such as tonsillitis and pharyngitis which, if left untreated, can progress to secondary complications. Our initial Strep A test, the QuickVue® In-line® Strep A test, was the first rapid Strep A test to be granted a CLIA waiver, and we launched additional product offerings with the QuickVue® + Strep A and the QuickVue® Dipstick Strep A tests in 1996 and 2001, respectively. Net sales of Group A Strep products represented approximately 19%, 22% and 26% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

        Pregnancy.    The early detection of pregnancy enables the physician and patient to institute proper care, helping to promote the health of both the woman and the developing embryo. Pregnancy test sales, including tests sold to physicians and other healthcare organizations, represented approximately 18%, 29% and 35% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

        Metabolic bone markers.    According to the National Osteoporosis Foundation, osteoporosis afflicts over 28 million Americans and over 200 million people worldwide. Osteoporosis is a disorder characterized by a decrease in bone mass that leads to increased risk of fracture. One parameter for diagnosing and monitoring bone health is to measure the metabolic process of bone turnover (resorption and formation) or "rate" of change. Metabolic bone markers are used by physicians to monitor the effectiveness of therapy and are extensively used in pharmaceutical research. Net sales of metabolic bone markers represented approximately 6%, 7% and 7% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

        Helicobacter pylori ("H. pylori").    This is the bacterium believed to be associated with approximately 80% of the five million people diagnosed with peptic ulcers in the U.S. H. pylori is implicated in chronic gastritis and is recognized by the World Health Organization as a Class 1 carcinogen that may increase a person's risk of developing stomach cancer. Once the H. pylori infection is detected, antibiotic therapy is administered to eradicate the organism and promote a cure of the ulcer condition. Our rapid test is a serological test that measures antibodies circulating in the blood caused by the H. pylori bacteria. Our initial H. pylori test was the first rapid H. pylori test to be granted a CLIA waiver. We launched our second generation CLIA-waived test in August 2000. H. pylori tests accounted for approximately 3%, 4% and 6% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

        Other infectious disease products, including Chlamydia and Mononucleosis.    Chlamydia trachomatis is responsible for the most widespread sexually transmitted disease in the U.S. Over one-half of infected women do not have symptoms and, if left untreated, Chlamydia can cause sterility in these women. Infectious Mononucleosis can be severely debilitating to immune-suppressed groups, including the elderly, if not diagnosed and treated promptly. These infectious disease products represented approximately 3%, 3% and 4% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

        Urinalysis.    Urinalysis testing using chemical test strips is one of the single most widely ordered diagnostic tests in the world. The total worldwide market is estimated at approximately $430 million, and the products are used by nearly every healthcare provider customer segment. We acquired our urine test strip product line from Dade Behring Marburg GmbH ("Dade") in 1999 and initially, we launched into the visual-read (non-instrument based) urine testing segment which represents an estimated $40 million overall market in the U.S. In November 2002, we launched our UrinQuick® instrument featuring advanced software capabilities and patented transport and optic systems, making the instrument user-friendly for laboratory personnel through every aspect of operation. With the UrinQuick instrument, physician office laboratories can now analyze entire batches of urine strips more easily and less expensively, detecting the presence of ten important health markers that assist in the diagnosis of diabetes, liver and kidney disease, urinary tract infections and other ailments. Sales of the urine test strip products represented 2%, 3% and 3% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

        QUS-2®.    Another parameter critical to assessing bone health is the measurement of the density of bone. Imaging technologies provide this information referred to as the "state" of bone health. The QUS-2 is a portable ultrasonometer that scans the heel of the foot as an aid in the diagnosis of osteoporosis. We believe the "state and rate" assessment provides the most complete picture of bone health available in the POC market. Sales of our QUS-2 product represented approximately 1% of our net sales for each of the years ended December 31, 2003, 2002 and 2001.

        Bacterial vaginosis.    Each year millions of women seek treatment of genital infections generally known as infectious vaginitis. One of the most common forms of infectious vaginitis is bacterial vaginosis ("BV"), a condition which, if left untreated, can lead to serious clinical complications, including pre-term births, pelvic inflammatory disease, infections following gynecological surgeries and an increased risk of contracting HIV. Two products for the clinical evaluation of infectious vaginitis, a test for pH and amines, and a test for Gardnerella vaginalis, were launched in July 2002 utilizing our LTF™ technology. They represent our first rapid diagnostic tests for infectious vaginitis. These tests were acquired in the Litmus acquisition and represented approximately 1% of our net sales for each of the years ended December 31, 2003, 2002 and 2001.

        Other Products.    The remaining 7%, 8% and 6% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively, include veterinary products, products produced under outside contract and collaboration, and clinical laboratory tests used in the measurement of circulating immune complexes.

        We derive a significant portion of our net sales from three products. For the years ended December 31, 2003, 2002 and 2001, we derived approximately 77%, 71% and 72%, respectively, of our net sales from sales of our influenza, Group A Strep and pregnancy tests. We expect that these three product families will continue to account for a substantial portion of our total net sales and any material reduction in supply, demand or pricing would have a material adverse effect on our business, operating results and financial condition.

        For the years ended December 31, 2003, 2002 and 2001, export sales to unaffiliated customers constituted approximately 42%, 33% and 26%, respectively, of net sales. The export sales were primarily to customers in Japan, Germany, Italy, the United Kingdom, Poland and France. We market our products in the U.S. through a network of national and regional distributors, supported by a direct sales force. In the rest of the world, we sell and market through distributors in Asia-Pacific, Europe, the Middle East, Africa and Latin America and in other international locations by channeling products through distributor organizations and sales agents. We expect that export sales will continue to represent a significant portion of our net sales in the foreseeable future.

Products Under Development

  •
  Strep A web.    After having successfully implemented our new, highly automated, web-based technology with the launch of two new QuickVue pregnancy tests, we are seeking to transfer our second highest-volume product, QuickVue Strep A, onto the same manufacturing technology. The cutting-edge manufacturing technology and process controls ensure consistent high quality and consistency, both within each lot, and lot after lot. This high level of performance is expected to give our customers continuous satisfaction and a high level of confidence in the results obtained, contrary to similar products that are hand built in small quantities, in hard to control environments. We expect to launch the web QuickVue Strep A product during 2004.

  •
  Flu A+B differentiated.    To continue our successful penetration into the highly competitive influenza diagnostic market in Japan and into the U.S. hospital market, we have developed a new version of our two step rapid flu dipstick test. This new test will allow our customers to differentiate between influenza type A and type B. The test received approval from the Japanese Ministry of Health and Welfare in January 2004. The assay is intended to facilitate our penetration into the clinical laboratory market, thus complementing our successful penetration of the physician office market. The product was launched in the first quarter of 2004.

  •
  Strep A Rub 'N Read.    A rapid test for the detection of Group A Strep infection is currently under development utilizing the LTF™ technology. Group A Strep infection is the most significant cause of pharyngitis in children. The test is currently expected to proceed to clinical trials in 2004.

  •
  LTF™ Immunoassay Platform.    In addition to the specific product development programs using LTF™ enzymatic and chemical reaction technology described above, we are also working on the development of a new immunoassay platform that will incorporate significant innovations in the LTF™ technology. We expect that the new platform will be highly proprietary in nature. It is anticipated that this platform will provide the high-throughput, high-flexibility and low-cost manufacturing originally envisioned with the acquisition of Litmus.

  •
  QuickVue Advance pH and Amines Test (Gen. II).    An easier to read test for vaginal pH and amines was completed in 2003 and filed for clearance with the FDA. The test is expected to be launched in 2004.

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

Research and Development

        We continue to focus our research and development efforts on three areas: 1) the creation of improved products and new products for existing markets, 2) new proprietary product platform development, and 3) products developed under collaborations with other companies for new and existing markets. Research and development expenses were approximately $8.5 million, $6.7 million and $6.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. There were no customer-sponsored research activities during the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, we recorded approximately $1.6 million in deferred revenue related to collaborative development efforts with a major consumer products company. We anticipate that we will continue to devote a significant amount of financial resources to product and technology development and research for the foreseeable future.

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

        Internationally, the use of rapid POC diagnostic tests, the acceptance of testing outside the central laboratory, the regulatory requirements to sell POC tests, and consumer interest in over-the-counter and self-test products differ considerably from the U.S. Our international sales are lower than domestic sales as a percentage of our total business. Part of this difference is due to the POC market being more developed in the U.S. relative to the overall IVD market in other countries.

        We derive a significant portion of our net sales from a relatively small number of distributors. While we expect that our dependence on a few key distributors will continue in the future, our product sales are not completely dependent on these relationships and we believe that the loss of sales to any one distributor may be absorbed by another distributor. Approximately 51%, 45% and 43% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively, were derived from sales through our three largest distributors in each of those periods. Even though our distributor mix will likely change from period to period in the future, Sumitomo Seiyaku Biomedical Co., Ltd ("Sumitomo"), Cardinal Health Corporation ("Cardinal") and McKesson Corporation ("McKesson) have historically accounted for a significant portion of our net sales. For the years ended December 31, 2003, 2002 and 2001, Sumitomo accounted for approximately 28%, 15% and 7%, respectively, of net sales, Cardinal accounted for approximately 15%, 19% and 23%, respectively, of net sales, while McKesson accounted for approximately 7%, 11% and 12%, respectively, of net sales. If net sales to these or any of our other significant distributors were to decrease in any material amount in the future, our business, operating results and financial condition could be materially adversely affected.

Manufacturing

        We have manufacturing operations in San Diego, California; Santa Clara, California; and Marburg, Germany. The San Diego facility, our largest manufacturing operation, principally produces the lateral-flow, immunoassay products. The Santa Clara facility manufactures microtiter plate products and produces the LTF™ products. Previously, our urine test strip products were manufactured on a contract basis by Dade in Marburg, Germany; however, in December 2001, we assumed responsibility for manufacturing these products in Marburg, Germany.

        Our principal manufacturing facility is located in San Diego, California and consists of laboratories devoted to tissue culture, cell culture, protein purification and immunochemistry, and production areas dedicated to manufacturing and assembly. In the manufacturing process, biological and chemical supplies and equipment are used, which are generally available from several competing suppliers. In 2000, this facility received International Organization for Standardization ("ISO") 9001 certification for its quality management systems and successfully achieved a recertification in 2003. Many of the lateral-flow and immunoassay products manufactured in our San Diego, California facility are packaged and distributed by a third party, Berkeley Industries LLC ("Berkeley"). Berkeley is located in Southern California and its facility, which packages and distributes our products, is ISO 9001 certified.

        The facility in Santa Clara, California is the current location of the LTF™ manufacturing operation. This proprietary production system is a highly automated technology that allows the deposition of multiple reagents in specific patterns in either two or three dimensions for specific, rapid diagnostic products. The sophistication of the process allows for high unit volume through-put as well as change-over flexibility to accommodate a broad range of product configurations. This facility is ISO 9001 certified and successfully completed a surveillance audit in 2003.

        Our UrinQuick® instrument is manufactured by and purchased from LRE Technology Partner GmbH ("LRE"), a German company. The instrument was developed by LRE for us and the tooling, manufacturing equipment, processes and manufacturing documentation, intellectual property and patents are owned by us. LRE's manufacturing facility is also ISO 9001 certified.

        We seek to conduct all of our manufacturing in compliance with the FDA Quality System Regulations ("QSR") (formerly Good Manufacturing Practices) governing the manufacture of medical devices. The manufacturing facilities have been registered with the federal FDA and the Department of Health Services of the State of California ("State FDA"), and have passed routine federal and state inspections confirming compliance with the QSR regulatory requirements.

        In certain instances, we rely on a single source or a limited group of suppliers for certain components of our products. Although we seek to reduce our dependence on sole or limited source suppliers, the partial or complete loss of these sources could have a material adverse effect on our results of operations, and could damage customer relationships due to the complexity of the products they supply and the significant amount of time required to qualify new suppliers.

        The manufacture of medical diagnostic products is difficult, particularly with respect to the stability and consistency of complex biological components. Because of these complexities, manufacturing difficulties occasionally occur that delay the introduction or supply of products and result in unanticipated manufacturing costs.

Government Regulation

        The testing, manufacture and commercialization of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the U.S. Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other matters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request a recall, repair, replacement or refund of the cost of any device manufactured or distributed in the U.S. if the device is deemed to be unsafe. We had no product recalls, field corrections or market withdrawals in 2003.

        In the U.S., devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I and II devices are subject to general controls including, but not limited to, performance standards, premarket notification ("510(k)") and postmarket surveillance. Class III devices generally pose the highest risk to the patient and are typically subject to premarket approval to ensure their safety and effectiveness. Our products are all Class I or II.

        Prior to commercialization in the U.S. market, manufacturers must obtain FDA clearance through a premarket notification or premarket approval process, which can be a lengthy, expensive and uncertain process. The FDA has been requiring more rigorous demonstration of product performance as part of the 510(k) process, including submission of extensive clinical data. It generally takes from two to six months to obtain clearance, but may take longer. For example, the FDA may determine that additional information is needed before a clearance determination can be made which could prevent or delay the introduction of new products into the market. A premarket approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. The premarket approval process can be expensive, uncertain and lengthy. It generally takes from six to 18 months to obtain approval, but may take longer. In addition, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new submissions to the FDA, and there can be no assurance that the FDA will grant approval.

        The use of our products in the U.S. is also regulated under CLIA. These regulations establish national quality standards for most laboratories which perform testing on human specimens to ensure reliability of test results regardless of where the test is performed. On January 24, 2003, the Centers for Medicare & Medicaid Services ("CMS") issued a new rule under CLIA for non-waived test systems, which became effective April 24, 2003. It is unclear at this time what impact this new rule will have on clinical laboratories that now use our non-waived products, whether this new regulation will be considered burdensome by some users of our products, or whether there will be any adverse impact on us with implementation of the new regulations.

        We may not be able to obtain the necessary regulatory premarket approvals or clearances for our products on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on our business, financial condition and results of operations.

        Any devices we manufacture or distribute pursuant to FDA clearance or approvals are subject to continuing regulation by the FDA and certain state agencies, including adherence to FDA Quality System Regulations, relating to the testing, control, documentation and other quality assurance requirements. We must also comply with Medical Device Reporting ("MDR") requirements mandating reporting to the FDA of any incident in which a product may have caused or contributed to a death or serious injury, or in which a product malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

        We are subject to routine inspection by the FDA and other state agencies for compliance with applicable federal, state and local regulations. Changes in existing requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations. We may also incur significant costs in complying with any applicable laws and regulations in the future, resulting in a material adverse effect on our business, financial condition and results of operations.

        Our research and development and manufacturing activities involve the controlled use of hazardous materials, including but not limited to biological materials and chemicals such as dimethyl sulfate, sodium nitrite, acetaldehyde, acrylamide, potassium bromate and radionuclides. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. These regulations include federal statutes popularly known as CERCLA, RCRA and the Clean Water Act. Compliance with these laws and regulations is expensive. If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations, these future environmental regulations could impose substantial costs on our business. In addition, because of the nature of the penalties provided for in some of these environmental regulations, we could be required to pay substantial fines, penalties or damages in the event of noncompliance with environmental laws or the exposure of individuals to hazardous materials. Any environmental violation or remediation requirement could also partially or completely shut down our research and manufacturing facilities and operations, which would have a material adverse effect on our business.

Patents and Trade Secrets

        The healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. We and other companies engaged in research and development of new diagnostic products using advanced biomedical technologies are actively pursuing patents for technologies that are considered novel and patentable. However, important legal issues remain to be resolved as to the extent and scope of available patent protection in the U.S. and in other important markets worldwide. The resolution of these issues and their effect upon our long-term success and other biotechnology firms is currently indeterminable. We currently hold 230 patents and have approximately 44 more pending.

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

        A large number of individuals and commercial enterprises seek patent protection for technologies, products and processes in fields in or related to our areas of product development. To the extent such efforts are successful, we may be required to obtain licenses in order to exploit certain of our product strategies and avoid a material adverse effect on our business. Licenses may not be available to us at all or, if so available, may not be available on acceptable terms.

        We are aware of certain patents issued to various developers of diagnostic products with potential applicability to our diagnostic technology. We have licensed certain rights from certain companies, such as Becton, Dickinson and Company, to assist with the manufacturing of certain products.

        On February 20, 2004, we filed the Action in the U.S. District Court, Southern District of California against Inverness, as well as against Armkel LLC, for infringement of our 522 Patent, which relates to lateral-flow technology, and for declaratory relief. We are seeking damages and injunctive relief against Inverness products that infringe our patented technology. Our claim for declaratory relief relates to nine Inverness-owned and Inverness-licensed patents (U.S. Patent Nos. 6,485,982: 5,989,921; 5,714,389; 6,352,862; 6,228,660; 6,187,598; 5,656,503; 5,622,871; and 5,602,040), and requests the Court to conclude that our lateral-flow products do not infringe these patents, and that the patents are invalid and unenforceable.

        On March 9, 2004, Inverness and a related party filed, in the U.S. District Court, Southern District of California, denials of our allegations of infringement in the Action, allegations that our "522 Patent is invalid and unenforceable, as well as counterclaims for patent infringement against us. On March 12, 2004, Armkel LLC filed, in the U.S. District Court, Southern District of California, an answer to our request for declaratory relief and counterclaims for patent infringement against us. The counterclaims by Inverness and the related parties and by Armkel LLC allege that our immunoassay test products, including our tests for influenza, pregnancy, strep, and H pylori, infringe eight of the nine Inverness patents that we identified in the Action. In addition, Inverness Medical Switzerland GmbH, Wampole Laboratories, LLC, and Applied BioTech, Inc. filed a separate complaint against us alleging that our immunoassay test devices also infringe a ninth patent owned by Inverness, U.S. Patent No. 6,534,320. The relief requested in these claims and counterclaims against us includes damages and preliminary and permanent injunctive relief to the effect that if this relief is granted, we would be required to cease and desist from manufacturing, selling, marketing, using, and inducing others to use products that represent a substantial majority of our revenues.

        On February 17, 2004, our German affiliate Quidel Deutschland GmbH was provided with a copy of a lawsuit that Inverness Medical Switzerland GmbH, another Inverness subsidiary, and Preymed had apparently filed on or about February 4, 2004 in District Court in Düsseldorf, Germany, which names us, Quidel Deutschland GmbH, and our distributor, Progen Biotechnik GmbH, as defendants. The lawsuit alleges that we and the other defendants are infringing two Inverness-owned European patents, EP 0 291 194 and EP 0 560 411, and is directed at our lateral flow test devices, including our tests for pregnancy, strep, H pylori, and Chlamydia. The suit seeks injunctive relief, an accounting, damages and annulment. If the Court grants injunctive relief, we will be required to cease and desist from manufacturing, selling, marketing, using, and importing our lateral flow products in Germany. There can be no assurance that we will prevail during this or any other patent infringement claim. These, or other infringement claims could have a material adverse effect upon our business, financial condition and results of operations. See "Risk Factors."

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

        Under most of our distribution agreements, we have agreed to indemnify the distributors against costs and liabilities arising out of any patent infringement claims and other intellectual property claims asserted by a third party relating to products sold under those agreements.

Competition

        Competition in the development and marketing of diagnostic products is intense, and diagnostic technologies have been subject to rapid change. We believe that some of the most significant competitive factors in the rapid diagnostic market include convenience, price and product performance as well as the distribution, advertising, promotion and brand name recognition of the marketer. Our success will depend on our ability to remain abreast of technological advances, to introduce technologically advanced products, and to attract and retain experienced technical personnel, who are in great demand. The majority of diagnostic tests requested by physicians and other healthcare providers are performed by independent clinical reference laboratories. We expect that these laboratories will continue to compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for our products, we will be required to demonstrate that our products provide physicians cost-effective and time-saving alternatives to tests performed in the clinical reference laboratory. This requires that physicians change the way that they are used to handling diagnostic testing.

        Many of our current and prospective competitors, including several large pharmaceutical and diversified healthcare companies, have substantially greater financial, marketing and other resources than we have. As of December 31, 2003, our competition in our largest product areas, including their estimated U.S. market share of competitive products, is as follows: Beckman Coulter Primary Care Diagnostics and Fisher Scientific Corporation, representing 24% and 9% of the market, respectively, for pregnancy tests; Genzyme Diagnostics Corporation, Becton, Dickinson and Company and Beckman Coulter Primary Care Diagnostics, representing 15%, 11% and 10% of the market, respectively, for Group A Strep tests; Becton, Dickinson and Company and Thermo Biostar Inc., representing 37% and 8% of the market, respectively, for influenza tests; and Bayer Group and Roche Holding LTD., Basel, representing 74% and 20% of the market, respectively, for urinalysis tests. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our current or future products, or that would render our technologies and products obsolete. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, many competitors have made substantial investments in competing technologies that may be more effective than our technologies, or that may prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or in international markets.

Human Resources

        As of December 31, 2003, we had 280 employees, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Executive Officers of Quidel Corporation

        The names, ages and positions of all executive officers as of December 31, 2003 are listed below, followed by a brief account of their business experience during the past five years or more. Officers are normally appointed annually by the Board of Directors at a meeting of the Board of Directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on the officer's ability or integrity.

        S. Wayne Kay, 53, became our Chief Executive Officer on August 8, 2001. Mr. Kay has also served as our President and Chief Operating Officer since January 1, 2001. Mr. Kay served as Senior Vice President of Neoforma.com, a healthcare e-commerce company, from December 13, 1999 until January 2001. From 1994 to 1999, Mr. Kay served as President and Chief Executive Officer of the Health Industry Distributors Association. Mr. Kay served as President and Chief Executive Officer of Enzymatics, Inc., a medical device company, from 1989 to 1994. Additionally, Mr. Kay worked at SmithKline Beecham, a pharmaceutical company, from 1973 through 1989, where he became the President of SmithKline Diagnostics.

        Paul E. Landers, 56, has been our Vice President and Chief Financial Officer since September 2001. In March 2003, he was promoted to Senior Vice President, Finance and Administration, and Chief Financial Officer. Prior to joining us, Mr. Landers was Chief Financial Officer and a Director of International Isotopes Inc., a public contract manufacturer of radiopharmaceuticals and radiochemicals for industrial and healthcare applications, from 2000 to 2001. Previously, Mr. Landers was Chief Financial Officer of Aavid Thermalloy LLC, a leading provider of thermal management solutions, from 1994 to 2000. Mr. Landers received his B.A. from the University of Massachusetts and his M.B.A. from Boston College.

        Mark E. Paiz, 42, was our Senior Vice President, Supply Chain and Business Development from September 2002 to March 2003. In March 2003, he was promoted to Senior Vice President, Technology and Business Development. From March 2001 to September 2002, Mr. Paiz was Senior Vice President, Information Technology and Supply Chain Management. From August 1999 to March 2001, Mr. Paiz was Senior Vice President, Product Development and Supply Operations. From June 1998 to August 1999, Mr. Paiz was Vice President, Operations. Mr. Paiz joined us in December 1997 as Senior Director, Manufacturing. From 1995 to 1997, Mr. Paiz served as Director of Research and Development and Project Manager at Medtronic Interventional Vascular. From 1992 to 1995, he served as a manager at Hybritech, Inc. with various responsibilities including quality engineering, materials management, supplier development and inspection. Mr. Paiz received his B.S. degree in Engineering from the University of Colorado and his M.B.A. from West Coast University.

        Matthew T. Heindel, 46, has been our Senior Vice President, Worldwide Sales and Marketing since September 2003. Mr. Heindel was most recently Vice President, Sales and Marketing at Prism Enterprises, Inc., a manufacturer of obstetric, gynecology and neonatal products for the healthcare and retail industries, from 2000 to 2003. Previously, Mr. Heindel was Vice President, International Sales and Marketing at McGaw, Inc. (now B. Braun Medical Inc.), a medical products company, and held varying positions from 1982 through 1998. Mr. Heindel received his B.S. in Psychology from California State College University, Bakersfield.

Risk Factors

We are involved in pending, and may become involved in future, intellectual property infringement disputes, which are costly and could limit or eliminate our ability to use certain of our core technologies in the future and sell our products.

        There are a large number of patents and patent applications in our product areas, and we believe, based on experience and published reports, that additional patents may issue to third parties relating to our product areas, and that litigation in our industry regarding patent and other intellectual property rights is prevalent and will continue.

        On February 20, 2004, we filed the Action in the U.S. District Court, Southern District of California against Inverness, as well as against Armkel LLC, for infringement of our 522 Patent, which relates to lateral-flow technology, and for declaratory relief. We are seeking damages and injunctive relief against Inverness products that infringe our patented technology. Our claim for declaratory relief relates to nine Inverness-owned and Inverness-licensed patents (U.S. Patent Nos. 6,485,982: 5,989,921; 5,714,389; 6,352,862; 6,228,660; 6,187,598; 5,656,503; 5,622,871; and 5,602,040), and requests the Court to conclude that our lateral-flow products do not infringe these patents, and that the patents are invalid and unenforceable.

        On March 9, 2004, Inverness and a related party filed, in the U.S. District Court, Southern District of California, denials of our allegations of infringement in the Action, allegations that our "522 Patent is invalid and unenforceable, as well as counterclaims for patent infringement against us. On March 12, 2004, Armkel LLC filed, in the U.S. District Court, Southern District of California, an answer to our request for declaratory relief and counterclaims for patent infringement against us. The counterclaims by Inverness and the related parties and by Armkel LLC allege that our immunoassay test products, including our tests for influenza, pregnancy, strep, and H pylori, infringe eight of the nine Inverness patents that we identified in the Action. In addition, Inverness Medical Switzerland GmbH, Wampole Laboratories, LLC, and Applied BioTech, Inc. filed a separate complaint against us alleging that our immunoassay test devices also infringe a ninth patent owned by Inverness, U.S. Patent No. 6,534,320. The relief requested in these claims and counterclaims against us includes damages and preliminary and permanent injunctive relief to the effect that if this relief is granted, we would be required to cease and desist from manufacturing, selling, marketing, using, and inducing others to use products that represent a substantial majority of our revenues.

        On February 17, 2004, our German affiliate Quidel Deutschland GmbH was provided with a copy of a lawsuit that Inverness Medical Switzerland GmbH, another Inverness subsidiary, and Preymed had apparently filed on or about February 4, 2004 in District Court in Düsseldorf, Germany, which names us, Quidel Deutschland GmbH, and our distributor, Progen Biotechnik GmbH, as defendants. The lawsuit alleges that we and the other defendants are infringing two Inverness-owned European patents, EP 0 291 194 and EP 0 560 411, and is directed at our lateral flow test devices, including our tests for pregnancy, strep, H pylori, and Chlamydia. The suit seeks injunctive relief, an accounting, damages and annulment. If the Court grants injunctive relief, we will be required to cease and desist from manufacturing, selling, marketing, using, and importing our lateral flow products in Germany.

        We are also aware of Inverness's active participation in suing other third parties for patent infringement on the basis that it allegedly owns, or has an exclusive license to, patent rights covering key aspects of current lateral flow technology. We believe that we have various defenses to any claim that has been made or might be made, but no assurances can be given that we will prevail. Because of our current dependence on lateral flow technology and the fact that a substantial majority of our revenues are from products impacted by these disputes, our business would clearly be materially and adversely affected if we are unable to successfully prosecute and/or defend against any such patent infringement allegations or to obtain a commercially reasonable license from Inverness.

        In addition, and as separate matters, two other industry participants have sent us letters during the third quarter of 2003 and the first quarter of 2004 suggesting that we obtain a sublicense to patents for which they are a licensee, with royalty amounts to be negotiated. We do not currently believe we will be required to pay royalties to these industry participants or other owners of intellectual property with a resulting material increase in our product cost, and an adverse effect on our profits; however no assurance be given that we would be able to obtain any license to third-party intellectual property under commercially reasonable terms, if at all.

        As a more general matter, our involvement in litigation to determine rights in proprietary technology could adversely affect our net sales and business because:

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

Our operating results may fluctuate adversely as a result of many factors that are outside our control.

        Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts. For example, total revenues increased 25% to $95.1 million for the year ended December 31, 2003, as compared to $76.3 million for the year ended December 31, 2002. While we experienced increases during the year ended December 31, 2003 from our influenza and Group A Strep products, net sales for the year ended 2002 was adversely impacted by overall decreased product sales due to unexpected changes in certain distributor buying patterns. Our sales estimates for future periods are closely based on estimated end-user demand for our products. Sales to our distribution partners would fall short of expectations if distributor inventories increase because of less than estimated end-user consumption.

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

  •
  the mildness or severity of the influenza and strep seasons;

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

  •
  changes in sales levels, since a significant portion of our costs are fixed costs with the result that relatively higher sales could likely increase profitability but relatively lower sales would not reduce costs by the same proportion, and hence could cause operating losses; and

  •
  changes in distributor buying patterns.

In order to remain competitive and profitable, we must expend considerable resources to introduce new products and develop new markets. Our failure to successfully introduce new technologies, new products and develop new markets could have a material adverse effect on our business and prospects.

        We devote a significant amount of financial resources to researching and developing new technologies, new products and new markets. The development, manufacture and sale of diagnostic products require a significant investment of resources. Moreover, no assurances can be given that our efforts to develop new technologies or products, including our efforts relating to the LTF technology platform and migration of products to that platform, will be successful. The development of new markets also requires a substantial investment of resources, such as new employees, offices and manufacturing facilities. As a result, we are likely to incur increased operating expenses as a result of our increased investment in sales and marketing activities, manufacturing scale-up and new product development associated with our efforts to:

  •
  expand our business line;

  •
  expand the LTF™ technology platform menu of analytes;

  •
  develop products with higher margins internally, or in collaborations with the external pharmaceutical community and other third parties; and

  •
  expand our business geographically.

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

        Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Three of our distributors, which are considered to be among the market leaders, accounted for approximately 51%, 45% and 43% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If net sales to these or any of our other significant distributors were to decrease in any material amount in the future, our business, operating results and financial condition could be materially adversely affected.

        As an alternative, we could expand our efforts to distribute and market our products directly. This, however, would require substantial investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, because we do not have experience in direct distribution and marketing, our direct distribution efforts may not be successful. If we were to make the substantial investment to directly distribute and market our products and were unsuccessful, our net sales and profits could be materially and adversely affected.

We may not achieve market acceptance of our products among physicians and other healthcare providers, and this would have a negative effect on future sales growth.

        A large part of our business is based on the sale of rapid POC diagnostic tests that physicians and other healthcare providers can administer in their own facilities without sending samples to laboratories. Clinical reference laboratories and hospital-based laboratories are significant competitors for our products and provide a majority of the diagnostic tests used by physicians and other healthcare providers. Our future sales depend on, among other matters, capture of sales from these laboratories by achieving market acceptance of POC testing from physicians and other healthcare providers. If we do not capture sales at the levels we have budgeted for, our net sales may not grow as much as we hope and the costs we have incurred will be disproportionate to our sales levels. We expect that these laboratories will compete vigorously against our POC diagnostic products in order to maintain and expand their existing dominance of the overall diagnostic testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other healthcare providers may resist changing to POC tests. Our failure to achieve market acceptance from physicians and healthcare providers with respect to the use of our POC diagnostic products would have a negative effect on our future sales growth.

Intense competition with other manufacturers of POC diagnostic products may reduce our sales.

        In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. As of December 31, 2003, our estimated U.S. market share for some of our key POC products was 51% in pregnancy, 45% in Group A Strep and 49% for influenza tests. There are, however, a large number of multinational and regional competitors making investments in competing technologies and products, including several large pharmaceutical and diversified healthcare companies. These competitors include Beckman Coulter Primary Care Diagnostics, Becton, Dickinson and Company, Genzyme Diagnostics Corporation and Inverness. We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective than ours, or acquire market share from our products through more effective marketing or competitive pricing, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

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

        Our ability to obtain patents and licenses, and their benefits, is uncertain. We have 230 issued patents and approximately 44 patent applications pending. Our patents have expiration dates ranging from 2004 to 2020 and our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. In addition to the U.S., we have patents issued in Australia, Austria, Belgium, Canada, France, Germany, Italy, Japan, Korea, Lithuania, The Netherlands, Norway, Spain, South Africa, Sweden, Switzerland and the United Kingdom. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others and required to produce our or on commercially reasonable terms.

Our products are highly regulated by various governmental agencies. Any changes to the existing laws and regulations may adversely impact our ability to manufacture and market our products.

        The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities in the U.S., principally the FDA and corresponding state and foreign regulatory agencies. The FDA regulates most of our products, which are all Class I or II devices. The U.S. Department of Agriculture regulates our veterinary products. Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products. Regulatory approval can be a lengthy, expensive and uncertain process, making the timing and costs of approvals difficult to predict. Our net sales would be negatively affected by delays in the receipt of, or failure to receive, approvals or clearances, the loss of previously received approvals or clearances or the placement of limits on the use of our products.

        Furthermore, in the ordinary course of business, we must frequently make subjective judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to substantial civil and criminal penalties, as well as product recall, seizure or injunction with respect to the sale of our products. The assessment of any civil and criminal penalties against us could severely impair our reputation within the industry and any limitation on our ability to manufacture and market our products could have a material adverse effect on our business.

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

        Our research and development and manufacturing activities involve the controlled use of hazardous materials, including but not limited to chemicals and biological materials such as dimethyl sulfate, sodium nitrite, acetaldehyde, acrylamide, potassium bromate and radionuclides. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. These regulations include federal statutes popularly known as CERCLA, RCRA and the Clean Water Act. Compliance with these laws and regulations is already expensive. If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations, these future environmental regulations could impair our research, development or production efforts by imposing additional, and possibly substantial, costs on our business. In addition, because of the nature of the penalties provided for in some of these environmental regulations, we could be required to pay sizeable fines, penalties or damages in the event of noncompliance with environmental laws. Any environmental violation or remediation requirement could also partially or completely shut down our research and manufacturing facilities and operations, which would have a material adverse effect on our business. The risk of accidental contamination or injury from these hazardous materials cannot be completely eliminated and exposure of individuals to these materials could result in substantial fines, penalties or damages as well.

Our net sales could be affected by third-party reimbursement policies and potential cost constraints.

        The end-users of our products are primarily physicians and other healthcare providers. Use of our products would be adversely impacted if physicians do not get reimbursed for the cost by their patients' healthcare insurers or payors. Our net sales could also be adversely affected by changes in reimbursement policies of these governmental or private healthcare payors. In the U.S., healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in the U.S. in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may reduce the demand for our products or our ability to sell our products on a profitable basis.

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

        Unexpected increases in demand for our products could also require us to obtain additional raw materials in order to manufacture products to meet the demand. Some raw materials require significant ordering lead time and some are currently obtained from a sole supplier or a limited group of suppliers. We have long-term supply agreements with these suppliers, but these long-term agreements involve risks for us: our potential inability to obtain an adequate supply of raw materials and components and our reduced control over pricing, quality and timely delivery. It is also possible that one or more of these suppliers may become unwilling or unable to deliver materials to us. Any shortfall in our supply of raw materials and components, and our inability to obtain alternative sources for this supply, could have a material adverse effect on our net sales or cost of sales.

        Our inability to meet customer demand for our products, whether as a result of manufacturing problems or supply shortfalls, could harm our customer relationships and impair our reputation within the industry. This, in turn, could have a material adverse effect on our business and prospects.

If one of our products proves to be defective, we could be subject to claims of liability that could adversely affect our business.

        A defect in the design or manufacture of our products could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Any substantial underinsured loss resulting from such a claim would have a material adverse effect on our profitability and the damage to our reputation in the industry could have a material adverse effect on our business.

If we are not able to manage our growth strategy and if we experience difficulties integrating companies we may acquire or technologies after the acquisition, our earnings may be adversely affected.

        Our business strategy contemplates further growth in the scope of operating and financial systems and the geographic area of our operations, including further expansion outside the U.S., as new products are developed and commercialized. We may experience difficulties integrating our own operations with those of companies or technologies that we may acquire, and as a result we may not realize our anticipated benefits and cost savings within our expected time frame, or at all. Because we have a relatively small executive staff, future growth may also divert management's attention from other aspects of our business, and will place a strain on existing management and our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and our net sales and gross profits could be adversely affected.

Our business could be negatively affected by the loss of key personnel or our inability to hire qualified personnel.

        Our future success depends in part on our ability to retain our key technical, sales, marketing and executive personnel and our ability to identify and hire additional qualified personnel. Competition for these personnel is intense, both in the industry in which we operate and also in San Diego and Santa Clara where our headquarters and the majority of our operations are located. In addition, we expect to further grow our operations, and our needs for additional management and other key personnel may increase. If we are not able to retain existing key personnel, or identify and hire additional qualified personnel to meet expected growth, our business could be negatively impacted.

We are exposed to business risks which, if not covered by insurance, could have an adverse effect on our profits.

        Claims may be made against us for types of damages, or for amounts of damages, that are not covered by our insurance. For example, although we currently carry product liability insurance for liability losses, there is a risk that product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, if we are held liable, our existing insurance may not be renewed at the same cost and level of coverage as currently in effect, or may not be renewed at all. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of product liability matters or from some other matter, that claim could have a material adverse effect on our results of operations and profitability.

We face risks relating to our international sales and foreign operation, including the risk of currency fluctuations, which could increase our costs or stifle our growth opportunities.

        Our products are sold internationally, primarily to customers in Japan and Europe, including Germany, Italy and Poland. We currently sell and market through distributors in Asia-Pacific, Europe, the Middle East, Africa and Latin America and in other international locations by channeling products through distributor organizations and sales agents. Sales to foreign customers accounted for approximately 42%, 33% and 26% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively, and are expected to continue to account for a significant percentage of our net sales. We also manufacture our urinalysis products in Marburg, Germany. International sales and manufacturing operations are subject to inherent economic, political and regulatory risks, which could increase our operating costs, result in shipment delays and impede our international growth. These foreign risks include:

  •
  exposure to currency exchange fluctuations, such as the 20% increase in the value of the Euro against the U.S. dollar for the year ended December 31, 2003;

  •
  longer payment cycles and greater difficulty in accounts receivable collection;

  •
  compliance with new and changing registration requirements, tariffs or other barriers as we continue to expand into new countries and geographic regions;

  •
  reduced protection for, and enforcement of, intellectual property rights, particularly as we seek to expand our international business beyond Europe and Japan;

  •
  political and economic instability in some of the regions that we may expand into in the future; and

  •
  potentially adverse tax consequences.

        Even that portion of our international sales which is negotiated for and paid in U.S. dollars is subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products and our anticipated foreign operations, as could changes in the general economic conditions in those markets. In order to maintain a competitive price for our products in Europe and Japan, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in these geographical territories. During 2002, Economic Monetary Union countries in Europe adopted the Euro as their single currency. Continued change in the values of the Euro and other foreign currencies could have a negative impact on our business, financial condition and results of operations. We do not currently hedge against exchange rate fluctuations, which means that we will be fully exposed to exchange rate losses.

Our stock price has been highly volatile, and an investment in our stock could suffer a significant decline in value, adversely affecting the value of those shares.

        The market price of our common stock has been highly volatile and has fluctuated substantially in the past. For example, between December 31, 2002 and December 31, 2003, the price of our common stock, as reported on the Nasdaq National Market System, has ranged from a low of $2.75 to a high of $11.81. We expect our common stock to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

  •
  litigation or threat of litigation;

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

  •
  changes in sales levels, since a significant portion of our costs are fixed costs with the result that relatively higher sales could likely increase profitability but relatively lower sales would not reduce costs by the same proportion, and hence could cause operating losses;

  •
  declines in orders from major distributors as a result of lower than expected end-user demand;

  •
  our failure to achieve, or changes in, financial estimates by securities analysts and comments or opinions about us by securities analysts or major stockholders;

  •
  additions or departures of our key personnel;

  •
  sales of our common stock and limited daily trading volume; and

  •
  economic and other external factors, disasters or crises.

        In addition, the stock market in general, and the Nasdaq National Market System and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the relevant companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources.

Future sales by existing stockholders could depress the market price of our common stock and make it more difficult for us to sell stock in the future.

        Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our common stock. As of December 31, 2003:

  •
  Approximately 30.4 million shares of our common stock had been issued in registered offerings and are freely tradable in the public markets.

  •
  In addition, approximately 4.5 million shares of our common stock were issuable upon exercise of stock options outstanding as of December 31, 2003 under our various stock option plans at a weighted average exercise price of $4.51 per share.

  •
  We had in effect registration statements under the Securities Act of 1933 registering approximately 5.3 million shares of common stock reserved under our employee stock option and purchase plans.

        We are unable to estimate the number of shares of our common stock that may actually be resold in the public market since this will depend on the market price for our common stock, the individual circumstances of the sellers and other factors. We also have a number of institutional stockholders that own significant blocks of our common stock. If one or more of these stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected.

Item 2. Properties

        Our executive, administrative, manufacturing and research and development operation is located in San Diego, California. We lease a 73,000 square-foot facility used primarily for manufacturing and research and development in San Diego, California, which expires in 2014. For our European operations, we have leases for approximately 2,000 square feet in both Marburg and Sterzhausen, Germany, for the manufacturing and storage, respectively, of our urinalysis products, which expire in 2006 and 2004, respectively. In addition, we lease approximately 24,000 square feet of manufacturing, laboratory and office space in Santa Clara, California, which expires in 2009.

        We believe that our facilities are adequate for our current and planned level of business, and we currently do not anticipate any material difficulty in renewing any of our leases as they expire or securing replacement facilities, in each case on commercially reasonable terms.

Item 3. Legal Proceedings

        On February 20, 2004, we filed the Action in the U.S. District Court, Southern District of California against Inverness, as well as against Armkel LLC, for infringement of our 522 Patent, which relates to lateral-flow technology, and for declaratory relief. We are seeking damages and injunctive relief against Inverness products that infringe our patented technology. Our claim for declaratory relief relates to nine Inverness-owned and Inverness-licensed patents (U.S. Patent Nos. 6,485,982: 5,989,921; 5,714,389; 6,352,862; 6,228,660; 6,187,598; 5,656,503; 5,622,871; and 5,602,040), and requests the Court to conclude that our lateral-flow products do not infringe these patents, and that the patents are invalid and unenforceable.

        On March 9, 2004, Inverness and a related party filed, in the U.S. District Court, Southern District of California, denials of our allegations of infringement in the Action, allegations that our "522 Patent is invalid and unenforceable, as well as counterclaims for patent infringement against us. On March 12, 2004, Armkel LLC filed, in the U.S. District Court, Southern District of California, an answer to our request for declaratory relief and counterclaims for patent infringement against us. The counterclaims by Inverness and the related parties and by Armkel LLC allege that our immunoassay test products, including our tests for influenza, pregnancy, strep, and H pylori, infringe eight of the nine Inverness patents that we identified in the Action. In addition, Inverness Medical Switzerland GmbH, Wampole Laboratories, LLC, and Applied BioTech, Inc. filed a separate complaint against us alleging that our immunoassay test devices also infringe a ninth patent owned by Inverness, U.S. Patent No. 6,534,320. The relief requested in these claims and counterclaims against us includes damages and preliminary and permanent injunctive relief to the effect that if this relief is granted, we would be required to cease and desist from manufacturing, selling, marketing, using, and inducing others to use products that represent a substantial majority of our revenues.

        On February 17, 2004, our German affiliate Quidel Deutschland GmbH was provided with a copy of a lawsuit that Inverness Medical Switzerland GmbH, another Inverness subsidiary, and Preymed had apparently filed on or about February 4, 2004 in District Court in Düsseldorf, Germany, which names us, Quidel Deutschland GmbH, and our distributor, Progen Biotechnik GmbH, as defendants. The lawsuit alleges that we and the other defendants are infringing two Inverness-owned European patents, EP 0 291 194 and EP 0 560 411, and is directed at our lateral flow test devices, including our tests for pregnancy, strep, H pylori, and Chlamydia. The suit seeks injunctive relief, an accounting, damages and annulment. If the Court grants injunctive relief, we will be required to cease and desist from manufacturing, selling, marketing, using, and importing our lateral flow products in Germany.

        We are also involved in other litigation matters from time to time in the ordinary course of business. Management believes that any and all such other actions, in the aggregate, will not have a material adverse effect on us. We also maintain insurance, including coverage for product liability claims, in amounts which management believes appropriate given the nature of our business.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK PRICE RANGE

        Our common stock is traded on the Nasdaq National Market System under the symbol "QDEL." The following table sets forth the range of high and low closing prices for the our common stock for the periods indicated since January 1, 2002.

Quarter Ended	Low	High
December 31, 2003	$6.35	$11.81
September 30, 2003	5.25	7.63
June 30, 2003	3.19	6.40
March 31, 2003	2.75	3.89
December 31, 2002	$2.06	$4.14
September 30, 2002	3.55	6.50
June 30, 2002	4.92	7.01
March 31, 2002	5.15	8.61

        We previously had 950,000 warrants that were traded on the Nasdaq National Market System under the symbol "QDELW." These warrants were issued in April 1992 and expired April 30, 2002. The common stock underlying the warrants were registered on August 21, 2000. The following table sets forth the range of high and low closing prices for our warrants for the periods indicated since January 1, 2002.

Quarter Ended	Low	High
June 30, 2002	$0.04	$0.24
March 31, 2002	0.01	1.60

        No cash dividends were declared for our common stock during the fiscal years ended in 2003 or 2002, and we do not anticipate paying any dividends in the foreseeable future. As of December 31, 2003, we had 733 common stockholders of record.

Item 6. Selected Consolidated Financial Data

        The following table presents selected consolidated financial data of Quidel Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations

	Year ended December 31,				Nine months ended December 31,
	2003	2002	2001(1)(2)	2000(1)(3)(4)	1999(1)(5)(6)
	(in thousands, except per share data)
REVENUES
Net sales	$93,508	$74,623	$72,419	$68,351	$38,934
Research contracts, license fees and royalty income	1,597	1,650	1,636	1,048	3,307

Total revenues	95,105	76,273	74,055	69,399	42,241

COSTS AND EXPENSES
Cost of sales	42,812	38,267	35,803	36,503	19,959
Research and development	8,465	6,748	6,203	7,046	5,267
Sales and marketing	18,502	17,002	14,801	16,341	11,555
General and administrative	10,003	8,845	9,820	8,845	4,462
Restructuring	2,208	—	550	—	—
Acquired in-process research and development	—	—	—	2,300	820
Amortization of intangibles	2,057	1,945	4,365	1,981	632

Total costs and expenses	84,047	72,807	71,542	73,016	42,695

Operating earnings (loss)	11,058	3,466	2,513	(3,617)	(454)

OTHER INCOME (EXPENSE)
Other income	421	335	1,995	86	368
Interest and other expense	(980)	(960)	(1,314)	(1,247)	(1,450)

Total other income (expense)	(559)	(625)	681	(1,161)	(1,082)

Earnings (loss) before benefit (provision) for income taxes and cumulative effect of change in accounting principle	10,499	2,841	3,194	(4,778)	(1,536)
Benefit (provision) for income taxes	9,152	(1,550)	(3,002)	—	—

Earnings (loss) before cumulative effect of change in accounting principle	19,651	1,291	192	(4,778)	(1,536)
Cumulative effect of change in accounting principle	—	—	—	(1,068)	—

Net earnings (loss)	$19,651	$1,291	$192	$(5,846)	$(1,536)

Basic earnings (loss) per share on earnings (loss) before cumulative effect change in accounting principle	$0.67	$0.04	$0.01	$(0.19)	$(0.03)

Diluted earnings (loss) per share on earnings (loss) before cumulative effect change in accounting principle	$0.65	$0.04	$0.01	$(0.19)	$(0.03)

Basic and diluted loss per share for cumulative effect of change in accounting principle	$—	$—	$—	$(0.04)	$—

Basic earnings (loss) per share	$0.67	$0.04	$0.01	$(0.23)	$(0.06)

Diluted earnings (loss) per share	$0.65	$0.04	$0.01	$(0.23)	$(0.06)

Shares used in basic per share calculation	29,177	28,824	28,287	24,882	23,853

Shares used in diluted per share calculation	30,374	29,629	29,282	24,882	23,853

Balance sheet data

	December 31,
	2003	2002(2)	2001	2000	1999
	(in thousands)
Cash and cash equivalents	$25,627	$2,910	$3,396	$1,901	$4,672
Working capital	$49,529	$24,002	$17,791	$10,024	$12,483
Total assets	$117,425	$82,593	$82,393	$82,032	$68,040
Long-term obligations	$11,258	$11,438	$11,316	$10,729	$11,429
Stockholders' equity	$89,780	$62,757	$59,748	$58,307	$43,755
Common shares outstanding	30,406	28,889	28,682	28,069	24,029

(1)
The years ended December 31, 2001 and 2000 and the nine months ended December 31 1999 include $2.5 million, $0.7 million and $0.3 million, respectively, of amortization of goodwill that was not recorded during 2002 or 2003, pursuant to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The impact on fully diluted earnings per share for the years ended December 31, 2001 and 2000 and the nine months ended December 31 1999 was $0.09, $0.03 and $0.01, respectively.

(2)
We have included $1.6 million of insurance proceeds in "other income" for the year ended December 31, 2001. (See Note 1 to Consolidated Financial Statements).

(3)
In December 2000, we acquired Litmus. In conjunction with the acquisition of Litmus, we recorded $2.3 million of acquired in-process research and development.

(4)
In the fourth quarter of 2000, we implemented SEC Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" and, as a result, recorded a cumulative effect of a change in accounting principle of $1.1 million.

(5)
In October 1999, we changed our fiscal year end from March 31 to December 31.

(6)
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

Overview

        We are a worldwide leader in developing, manufacturing and marketing POC rapid diagnostic tests for the detection and management of a variety of medical conditions and illnesses. Our current product areas include pregnancy, infectious diseases, autoimmune diseases, osteoporosis and urinalysis. In the U.S., we lead the market in several POC product categories for sales through medical product distributors. This leadership position includes an estimated 51%, 49% and 45% market share in pregnancy, influenza and Group A Strep products, respectively, as of December 31, 2003. Our products provide healthcare professionals with accurate and cost-effective diagnostic information at the POC. We sell our products to professionals for use in physician offices, hospitals, clinical laboratories and wellness screening centers. We focus our products substantially on women's and family health in areas such as reproduction, infectious diseases, general health screening and diseases associated with the elderly.

        We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1984. Our product base and technology platforms have expanded through internal development and acquisitions of other products and technologies. The current product areas are pregnancy, infectious diseases, autoimmune diseases, osteoporosis and urinalysis, for professional and research use.

        We market our products in the U.S. through a network of national and regional distributors, supported by a direct sales force. In the rest of the world, we sell and market through distributors in Asia-Pacific, Europe, the Middle East, Africa and Latin America and in other international locations by channeling products through distributor organizations and sales agents.

Product Announcements

        In September 2003, our QuickVue Influenza A+B test received regulatory clearance from the FDA, allowing for this test to be sold in the U.S. The test received approval from the Japanese Ministry of Health and Welfare in January 2004. In February 2004, we announced that our new QuickVue(R) Influenza A+B test had been granted a CLIA waiver from the FDA. The test provides physicians with a fast, accurate, easy-to-use method for aiding in the differential diagnosis of acute influenza type A or B. The QuickVue Influenza A+B test is a companion to the currently marketed, CLIA-waived QuickVue Influenza test, which has been available worldwide since 2001.

ISO Certification

        In December 2000, our San Diego facility became ISO 9001 certified for our quality management systems. These systems contribute to ensuring that the development, manufacture and supply of products and services are consistent, reliable and valuable in meeting the quality demands of customers. ISO 9001 certification is officially recognized by European and North American authorities and is accepted worldwide, and is a requirement for doing business in the European Union. Additionally, our Santa Clara facility was ISO 9001 certified prior to our acquisition of Litmus and both the San Diego and Santa Clara facilities were successfully recertified during 2001, 2002 and 2003.

Results of Operations

        The following table sets forth for the periods indicated certain consolidated statements of operations data expressed as a percentage of revenues:

Consolidated Statements of Operations Data

	Year ended December 31,
	2003	2002	2001
REVENUES
Net sales	98.3%	97.8%	97.8%
Research contracts, license fees and royalty income	1.7	2.2	2.2

Total revenues	100.0	100.0	100.0

COSTS AND EXPENSES
Cost of sales	45.0	50.2	48.3
Research and development	8.9	8.8	8.4
Sales and marketing	19.5	22.3	20.0
General and administrative	10.5	11.6	13.3
Restructuring	2.3	—	0.7
Amortization of intangibles	2.2	2.6	5.9

Total costs and expenses	88.4	95.5	96.6

Operating earnings	11.6	4.5	3.4

OTHER INCOME (EXPENSE)
Other income	0.4	0.4	2.7
Interest and other expense	(1.0)	(1.3)	(1.8)

Total other income (expense)	(0.6)	(0.9)	0.9

Earnings before benefit (provision) for income taxes	11.0	3.7	4.3
Benefit (provision) for income taxes	9.6	(2.0)	(4.1)

Net earnings	20.6%	1.7%	0.0%

Net Sales

        Net sales increased 25% to $93.5 million for the year ended December 31, 2003 from $74.6 million for the year ended December 31, 2002. The increase was primarily due to an increase in demand for our influenza and Group A Strep products, offset primarily by decreases in our pregnancy products. The significantly greater demand for our influenza products during the third and fourth quarters of 2003 was largely driven by a severe flu season. Our influenza and Group A Strep product sales increased approximately $22.7 million and $0.8 million, respectively, while our pregnancy tests decreased approximately $4.3 million for the year ended December 31, 2003 from the year ended December 31, 2002.

        Net sales increased 3% to $74.6 million for the year ended December 31, 2002 from $72.4 million for the year ended December 31, 2001. The increase was primarily due to an increase in demand for our influenza products, offset by decreases in our pregnancy, Group A Strep and H. pylori products. Our influenza product sales increased approximately $7.1 million, while our core products of pregnancy and Group A Strep tests decreased approximately $6.0 million and our H. pylori product sales decreased approximately $1.0 million for the year ended December 31, 2002 from the year ended December 31, 2001.

Distribution Developments and Trends

        A significant portion of our U.S. sales is made to distribution partners. We offer various incentives, largely through volume discount programs, to certain of these distributors based on sales objectives developed with the distributor. We also provide incentives from time to time for jointly developed sales and marketing programs.

        As a result of a recent marketing strategy developed for our influenza and Group A Strep product lines, we increased sales of these products during the second quarter of 2003 even though sales for influenza and Group A Strep have historically been heavily weighted in the third and fourth calendar quarters. The program was intended to build brand loyalty by incentivizing end-users to purchase our products in advance of the fall and winter months, thereby facilitating repurchases of the same products as usage increases during the year. We do not anticipate this marketing approach to adversely impact expected aggregate sales in any future period.

        Our sales estimates for future periods are based on estimated end-user demand for our products. Sales to our distribution partners would fall short of expectations if distributor inventories increase because of less than estimated end-user consumption. With the introduction of low cost pregnancy test products by competitors, we have observed a decline in U.S. sales of our own pregnancy products over the past several quarters. Given current estimates of existing distributor inventories and a shortfall in end-user demand as compared to sales to distributors to date, we believe that our U.S. sales of pregnancy products may decline in the near future. Our estimated future growth, therefore, is based on significant increases in sales of our other products.

        As discussed under the "—Restructuring" section below, the transition from direct sales to independent distribution in Germany and Italy was largely completed as of December 31, 2003. We believe that continued market penetration will offset the revenue decline resulting from this distribution change.

Research Contracts, License Fees and Royalty Income

        Research contracts, license fees and royalty income remained constant at approximately $1.6 million for the years ended December 31, 2003, 2002 and 2001. The majority of the research contracts, license fees and royalty income relates to royalty payments received on a patented technology of ours utilized by a third-party. The agreement covering the royalty payments extends through November 2009, the expiration date of the patent.

Cost of Sales and Gross Profit from Net Sales

        Gross profit from net sales increased to $50.7 million for the year ended December 31, 2003 from $36.4 million for the year ended December 31, 2002. Gross profit from net sales as a percentage of net sales increased to 54% for the year ended December 31, 2003 from 49% for the year ended December 31, 2002. The increases were primarily due to increased sales volume and favorable product mix, offset to a lesser extent by under-utilization of manufacturing capacity at our Marburg, Germany facility, as well as pricing pressures on our pregnancy products.

        Gross profit from net sales decreased to $36.4 million for the year ended December 31, 2002 from $36.6 million for the year ended December 31, 2001. Gross profit from net sales as a percentage of net sales decreased to 49% for the year ended December 31, 2002 from 51% for the year ended December 31, 2001. The decreases were primarily due to under-utilization of manufacturing capacity at our Marburg, Germany facility due to the delayed shipment of our UrinQuick® instrument and its related effect on urine test strip sales as well as pricing pressures on our core products, partially offset by increased sales of our higher margin influenza products.

Research and Development Expense

        Research and development expense increased to $8.5 million for the year ended December 31, 2003 from $6.7 million for the year ended December 31, 2002. Research and development expense as a percentage of net sales remained constant at 9% for the years ended December 31, 2003 and 2002. The absolute dollar increase is primarily attributable to increased spending for the development of products on our LTF™ technology platform related to personnel and laboratory supplies and increased legal fees associated with patent development and patent protection.

        Research and development expense increased to $6.7 million for the year ended December 31, 2002 from $6.2 million for the year ended December 31, 2001. Research and development expense as a percentage of net sales remained constant at 9% for both the years ended December 31, 2002 and 2001. The absolute dollar increase is primarily attributable to increased spending for the development of new products on our LTF™ technology platform related to personnel and laboratory supplies.

        We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

Sales and Marketing Expense

        Sales and marketing expense increased to $18.5 million for the year ended December 31, 2003 from $17.0 million for the year ended December 31, 2002. Sales and marketing expense as a percentage of net sales decreased to 20% for the year ended December 31, 2003 from 23% for the year ended December 31, 2002. The absolute dollar increase relates primarily to costs associated with our market analysis and investment in our national outreach and educational promotion of our influenza test, including public relations, marketing and advertising fees.

        Sales and marketing expense increased to $17.0 million for the year ended December 31, 2002 from $14.8 million for the year ended December 31, 2001. Sales and marketing expense as a percentage of net sales increased to 23% for the year ended December 31, 2002 from 20% for the year ended December 31, 2001. The increases relate primarily to costs associated with the launch of our infectious vaginitis products, bone ultrasonometer and urinalysis instrument, including infrastructure, public relations, marketing and consulting fees.

General and Administrative Expense

        General and administrative expense increased to $10.0 million for the year ended December 31, 2003 from $8.8 million for the year ended December 31, 2002. General and administrative expense as a percentage of net sales decreased to 11% for the year ended December 31, 2003 from 12% for the year ended December 31, 2002. The absolute dollar increase was primarily due to increased professional fees relating to the re-audit of our 2001 financial statements, tax consulting fees and legal and professional fees.

        General and administrative expense decreased to $8.8 million for the year ended December 31, 2002 from $9.8 million for the year ended December 31, 2001. General and administrative expense as a percentage of net sales decreased to 12% for the year ended December 31, 2002 from 13% for the year ended December 31, 2001. The decreases were primarily due to a reduction in costs associated with corporate merger and acquisition activity in 2001, partially offset by increased legal and professional fees in 2002.

Restructuring

        In April 2003, we announced and implemented the Restructuring Plan. The Restructuring Plan was primarily driven by manufacturing automation in our San Diego facility, completion of certain research and development projects, implementation of our BaaN enterprise resource planning system in our

Santa Clara facility, and the transition of our foreign sales and support offices to independent distributors. The Restructuring Plan included a workforce reduction of 63 positions (18% of our total workforce at such time) and closure of our sales and support offices in Heidelberg, Germany and Milan, Italy. We recorded a restructuring charge of approximately $2.2 million during 2003. The significant components of the restructuring charge were $1.3 million for employee severance costs, $0.5 million for contractual lease and commercial contract terminations, $0.3 million for professional fees, and $0.1 million for impairment charges related to assets that were deemed obsolete due to restructuring activities. As of December 31, 2003, $1.8 million of the restructuring charge had been paid and $0.4 million is included in other accrued liabilities in the accompanying consolidated balance sheet.

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

Amortization of Intangibles

        On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142, which eliminated the amortization of goodwill. Upon adoption, we reclassified the net book value of our assembled workforce intangible at January 1, 2002, which totaled $0.1 million, to goodwill. Amortization expense for goodwill and the assembled workforce intangible for the year ended December 31, 2001 totaled $2.6 million. SFAS No. 142 required a transitional evaluation for impairment of goodwill balances on adoption of the new accounting pronouncement. We completed our transitional review for potential impairment of goodwill that existed at January 1, 2002, and determined that no impairment of goodwill existed as of that date. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill in December 2003, and determined that no impairment of goodwill existed as of December 31, 2003. A significant decline in our projected revenue or earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, loss of legal ownership or title to an asset, and any significant change in our strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results. Our other intangible assets, which are being amortized over a period of three to 12 years, include purchased technology, license agreements, patents, trademarks and a favorable lease.

        Amortization of intangibles increased to $2.1 million for the year ended December 31, 2003 from $1.9 million for the year ended December 31, 2002.

        Amortization of non-goodwill intangibles decreased to $1.9 million for the year ended December 31, 2002 from $4.4 million for the year ended December 31, 2001. This decrease was due to the adoption of SFAS No. 142 in January 2002 and the resulting elimination of goodwill amortization for 2002 and periods thereafter.

Other Income

        Other income increased to $0.4 million for the year ended December 31, 2003 from $0.3 million for the year ended December 31, 2002. The increase in 2003 relates primarily to gains recognized on disposal of assets throughout the year.

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

Interest and Other Expense

        Interest and other expense remained constant at $1.0 million for both the years ended December 31, 2003 and 2002. Interest expense relates primarily to interest paid on obligations under capital leases, which are primarily related to our San Diego facility.

        Interest and other expense decreased to $1.0 million for the year ended December 31, 2002 from $1.3 million for the year ended December 31, 2001. This decrease is primarily due to the decrease in our average borrowings outstanding under our line of credit during 2002.

Income Taxes

        We recorded a tax benefit of $9.2 million for the year ended December 31, 2003 versus a tax provision of $1.6 million for the year ended December 31, 2002. This change is due primarily to a decrease of $13.3 million in the deferred tax valuation allowance during the fourth quarter ended December 31, 2003 to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized, and to a lesser extent, foreign operations for both periods. Based on our recent history of profitability and our forecasts for future periods, management has determined it is more likely than not that net operating loss carryforwards and other temporary differences will be realized.

        We recorded income tax expense of $1.6 million for the year ended December 31, 2002 and $3.0 million for the year ended December 31, 2001. The effective tax rates differed from the applicable statutory rates due primarily to our foreign operations for both periods and goodwill amortization during 2001.

Liquidity and Capital Resources

        Our principal sources of liquidity have historically been cash flow from operations and borrowings under our line of credit. Our principal requirements for cash currently are for the funding of operations and capital expenditures.

        At December 31, 2003, we had cash and cash equivalents of approximately $25.6 million compared to $2.9 million at December 31, 2002.

        The net increase in cash and cash equivalents for the year ended December 31, 2003 was $22.7 million, the components of which are discussed below. The cash generated from operating activities of $18.8 million is largely comprised of our net earnings of $19.7 million, non-cash expenses of $6.6 million related to depreciation and amortization, a decrease in inventories of $1.4 million and increases in accounts payable and other accrued liabilities of $7.8 million, offset by increases in accounts receivable and our deferred tax asset of $6.0 million and $10.9 million, respectively. Another source of cash during the period was $6.5 million in proceeds from issuance of common stock under our stock option plans. Our primary uses of cash for the year ended December 31, 2003 were acquisitions of manufacturing equipment and assets related to information technology of $2.5 million, as well as payments on obligations under capital leases totaling $0.5 million.

        The net decrease in cash and cash equivalents for the year ended December 31, 2002 was $0.5 million, the components of which are discussed below. The cash generated from operating activities of $6.2 million is largely comprised of our net earnings of $1.3 million, non-cash expenses of $6.2 million related to depreciation and amortization and decreases in our deferred tax asset of $1.4 million, offset by increases in accounts receivable and inventories of $1.8 million and $1.0 million, respectively, and decreases in accounts payable and other accrued liabilities of $0.3 million. Another source of cash during the period was $0.8 million in proceeds from issuance of common stock under our stock option plans. Our primary uses of cash for the year ended December 31, 2002 were acquisitions of manufacturing equipment and assets related to information technology of $4.3 million, as well as payments on our line of credit and obligations under capital leases totaling $3.1 million.

        We have a $10 million term loan facility which matures in July 2008 and which bears interest at a rate equal to the lender's base rate minus one quarter of one percent. We also have a $10 million line of credit facility which matures in July 2004 and, at our option, bears interest at a rate equal to the lender's base rate minus one quarter of one percent or at the London InterBank Offering Rate plus two and one quarter percent. The agreements governing our line of credit and term loan facilities contain certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. As of December 31, 2003, there were no borrowings outstanding under either the line of credit or the term loan. As of December 31, 2003, we had $10 million of availability both under the line of credit and term loan, and we were in compliance with all covenants.

        We plan approximately $5.4 million in capital expenditures during 2004. The primary purpose for our capital expenditures is to acquire manufacturing equipment and information technology. We plan to fund these capital expenditures with cash flow from operations. We have approximately $3.4 million of firm purchase commitments with respect to such planned expenditures as of the date of this filing. These commitments largely related to manufacturing equipment for our LTF™ product line.

        We also intend to continue evaluation of acquisition and technology licensing candidates. As such, we may need to incur additional debt, or sell additional equity, to successfully complete these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on the current cash position and the current assessment of future operating results, we believe that our existing sources of liquidity will be adequate to meet operating needs during the next 12 months.

Off-Balance Sheet Arrangements

        At December 31, 2003 and 2002, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

        Our facilities and certain equipment are leased under noncancelable capital and operating leases. In addition, we have contractual commitments for the purchase of certain manufacturing equipment with certain vendors during 2004. As of December 31, 2003, the following is a summary of our contractual obligations (in thousands):

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Capital Lease Obligations (1)	$15,992	$1,372	$2,803	$2,781	$9,036
Operating Lease Obligations (2)	7,580	933	2,282	2,752	1,613
Fixed Asset Purchase Obligations (3)	3,400	3,400	—	—	—

Total	$26,972	$5,705	$5,085	$5,533	$10,649

(1)
Reflects obligations on facilities and equipment under capital leases, including current maturities, in place as of December 31, 2003. Future minimum lease payments are included in the table above.

(2)
Reflects obligations on facilities and equipment under operating leases in place as of December 31, 2003. Future minimum lease payments are included in the table above.

(3)
Amounts represent our minimum purchase commitments from vendors for manufacturing equipment used in our manufacturing facilities.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        We record revenues from product sales. These revenues are recorded net of rebates and other discounts which are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. We also earn income from the licensing of technology and may earn income for performing services under joint development agreements. Royalty income from the grant of license rights is recorded during the period the cash is received from the licensee. Milestone payments, which may arise under joint development agreements, would be recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Income earned from licensing and distribution activities are classified under revenues in the accompanying consolidated statements of operations. We are not currently performing services under any joint development agreements.

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and adversely impact our reported results.

        Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand, we may be required to take additional excess inventory charges, which would decrease gross margin and adversely impact net operating results in the future.

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

  •
  loss of legal ownership or title to an asset;

  •
  significant changes in our strategic business objectives and utilization of our assets; and

  •
  the impact of significant negative industry or economic trends.

        If a change were to occur in any of the above mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

        For indefinite-lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill.

        Upon adoption of SFAS No. 142 on January 1, 2002, we reclassified the net book value of our assembled workforce intangible, which totaled $0.1 million, to goodwill. Amortization expense for goodwill and the assembled workforce intangible the year ended December 31, 2001 totaled approximately $2.5 million. The elimination of amortization relating to goodwill and indefinite-lived intangibles had a positive impact on net earnings for each of the years ended December 31, 2003 and

2002 of approximately $2.5 million. SFAS No. 142 requires a transitional evaluation for impairment of goodwill balances upon adoption of the new accounting pronouncement. We completed our transitional review for potential impairment of goodwill that existed at January 1, 2002, and determined that no impairment of goodwill existed as of that date. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill in December 2003, and determined that no impairment of goodwill existed as of December 31, 2003.

        A valuation allowance of $13.3 million had been established against a portion of our deferred tax assets at December 31, 2002. As of December 31, 2003, we believed it is more likely than not that we will be able to realize the majority of our deferred tax asset through expected future taxable profits, and released a valuation allowance of approximately $13.3 million. As of December 31, 2003, we have recorded a valuation allowance of $1.9 million related to deferred tax assets created by the exercise and/or disposition of employee stock options in recent periods. The deferred tax asset originating from deductions for the exercise and/or disposition of stock options and the related valuation allowance have been recorded against additional paid-in capital and did not affect net earnings for the period. Any tax benefits realized from the reduction of this valuation allowance will be recorded to additional-paid-in-capital. Should we determine that we would not be able to realize all or part of our other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made.

        We also reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns. It is our policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the reserves based on our assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve.

Recent Accounting Pronouncements

        In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 did not have a material effect on our financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for annual periods ending after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on our consolidated financial statements.

        In December 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for our financial statements ended December 31, 2003. We have currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If we should choose to adopt such a method, its implementation pursuant to

SFAS No. 148 could have a material effect on our consolidated financial position and results of operations.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 is effective for variable interest entities created after January 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires a variable interest entity to be consolidated by us if we are subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The adoption of this interpretation did not have an impact on our financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this interpretation did not have an impact on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations and have historically not been material. Nonetheless, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive income component of stockholders' equity reported by us, and such effect in the accounts of our foreign subsidiaries may become material in a reporting period.

        The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at December 31, 2003. Based on our market risk sensitive instruments outstanding at December 31, 2003 and 2002, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1).

Part III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On April 4, 2002, our Board of Directors, upon the recommendation of the Audit Committee, dismissed Arthur Andersen LLP ("Arthur Andersen" or "AA") as our independent auditors and engaged Ernst & Young LLP ("E&Y") to serve as our independent auditors for the year ending December 31, 2002. Arthur Andersen's reports on our consolidated financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        In connection with AA's audit for our year ended December 31, 2000 and through April 4, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to AA's satisfaction, would have caused AA to make reference to the subject matter in connection with AA's report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Our financial statements for the year ended December 31, 2001 were re-audited by E&Y.

        We provided Arthur Andersen with a copy of the foregoing disclosures. We filed a copy of AA's letter, dated April 10, 2002, stating its agreement with such statements as an exhibit to our Current Report on Form 8-K and 8-K/A, filed on April 11, 2002, and April 23, 2002 respectively and incorporate it herein by reference.

        During the year ended December 31, 2000 and through April 4, 2002, we did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our periodic SEC reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item (with respect to directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the SEC no later than April 29, 2004. Information with respect to executive officers is included on pages 14-15 of this Form 10-K.

        The information required by Items 405 and 406 of Regulation S-K is incorporated by reference from the information under the captions "Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance," contained in our Proxy Statement to be filed with the SEC no later than April 29, 2004.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference from the information under the captions "Director Compensation" and "Executive Compensation" contained in our Proxy Statement to be filed with the SEC no later than April 29, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference from the information under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement to be filed with the SEC no later than April 29, 2004.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the information under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in our Proxy Statement to be filed with the SEC no later than April 29, 2004.

Item 14. Principal Accounting Fees and Services

        The information required by this item is incorporated by reference from the information under the caption "Independent Auditors" contained in our Proxy Statement to be filed with the SEC no later than April 29, 2004.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as part of this Form 10-K:

(a)
(1)  Financial Statements

        The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report.

Consolidated Financial Statements of Quidel Corporation

  (2)
  Financial Statement Schedules

        The following Financial Statement Schedule of Quidel Corporation for the years ended December 31, 2003, 2002 and 2001 is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Quidel Corporation.

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

(b)
Reports on Form 8-K during the fourth quarter of 2003.

  On October 30, 2003, we furnished a current report on Form 8-K announcing the issuance of our news release reporting our financial results for the third fiscal quarter of 2003.

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

QUIDEL CORPORATION
Date: March 15, 2004	By	/s/ S. WAYNE KAY
S. Wayne Kay President, Chief Executive Officer (Prinicipal Executive Officer) and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ANDRÉ DE BRUIN André de Bruin Chairman of the Board	/s/ PAUL E. LANDERS Paul E. Landers Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ MARK A. PULIDO Mark A. Pulido Director	/s/ THOMAS A. GLAZE Thomas A. Glaze Director
/s/ S. WAYNE KAY S. Wayne Kay President, Chief Executive Officer (Principal Executive Officer), and Director	/s/ MARY LAKE POLAN Mary Lake Polan Director
/s/ FAYE WATTLETON Faye Wattleton Director

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and the
Board of Directors of Quidel Corporation

        We have audited the accompanying consolidated balance sheets of Quidel Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quidel Corporation and its subsidiaries as of December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 during the first quarter of fiscal 2002.

                      /s/ ERNST & YOUNG LLP

San Diego, California
January 30, 2004,
except for the seventh through ninth paragraphs of Note 5, as to which the date is
March 12, 2004

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,627	$2,910
Accounts receivable, net	24,143	17,720
Inventories	9,495	10,566
Deferred tax asset—current	5,046	—
Prepaid expenses and other current assets	1,605	1,204

Total current assets	65,916	32,400
Property, plant and equipment, net	20,830	22,935
Intangible assets, net	22,635	24,876
Deferred tax asset—non current	7,146	1,329
Other assets	898	1,053

	$117,425	$82,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,233	$3,081
Accrued payroll and related expenses	1,126	1,081
Accrued royalties	3,450	2,181
Deferred revenue	1,586	—
Current portion of obligations under capital leases	519	455
Other current liabilities	4,473	1,600

Total current liabilities	16,387	8,398
Capital leases, net of current portion	9,677	10,195
Deferred rent	1,581	1,243
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 50,000 shares authorized, 30,406 and 28,889 shares issued and outstanding at December 31, 2003 and 2002, respectively	31	30
Additional paid-in capital	146,836	140,358
Accumulated other comprehensive income	1,199	306
Accumulated deficit	(58,286)	(77,937)

Total stockholders' equity	89,780	62,757

Total liabilities and stockholders' equity	$117,425	$82,593

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
REVENUES
Net sales	$93,508	$74,623	$72,419
Research contracts, license fees and royalty income	1,597	1,650	1,636

Total revenues	95,105	76,273	74,055

COSTS AND EXPENSES
Cost of sales	42,812	38,267	35,803
Research and development	8,465	6,748	6,203
Sales and marketing	18,502	17,002	14,801
General and administrative	10,003	8,845	9,820
Amortization of intangibles	2,057	1,945	4,365
Restructuring	2,208	—	550

Total costs and expenses	84,047	72,807	71,542

Operating earnings	11,058	3,466	2,513

OTHER INCOME (EXPENSE)
Other income	421	335	1,995
Interest and other expense	(980)	(960)	(1,314)

Total other income (expense)	(559)	(625)	681

Earnings before benefit (provision) for income taxes	10,499	2,841	3,194
(Benefit) provision for income taxes	(9,152)	1,550	3,002

Net earnings	$19,651	$1,291	$192

Basic net earnings per share	$0.67	$0.04	$0.01

Diluted net earnings per share	$0.65	$0.04	$0.01

Shares used in basic per share calculation	29,177	28,824	28,287

Shares used in diluted per share calculation	30,374	29,629	29,282

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock			Accumulated other comprehensive income (loss)
			Additional paid-in capital		Accumulated deficit	Total stockholders' equity	Total comprehensive income (loss)
	Shares	Amount
	(in thousands)
Balance at December 31, 2000	28,069	28	$137,768	$(69)	$(79,420)	$58,307	$(5,834)

Issuance of common stock for cash under stock option, stock warrant and stock purchase plans	613	2	1,810	—	—	1,812
Translation adjustment	—	—	—	(563)	—	(563)	$(563)
Net earnings	—	—	—	—	192	192	192

Balance at December 31, 2001	28,682	30	139,578	(632)	(79,228)	59,748	$(371)

Issuance of common stock for cash under stock option, stock warrant and stock purchase plans	207	—	780	—	—	780
Translation adjustment	—	—	—	938	—	938	$938
Net earnings	—	—	—	—	1,291	1,291	1,291

Balance at December 31, 2002	28,889	30	140,358	306	(77,937)	62,757	$2,229

Issuance of common stock for cash under stock option, stock warrant and stock purchase plans	1,517	1	5,776	—	—	5,777
Income tax benefit due to exercise/disposition of employee stock options	—	—	702	—	—	702
Translation adjustment	—	—	—	893	—	893	$893
Net earnings	—	—	—	—	19,651	19,651	19,651

Balance at December 31, 2003	30,406	$31	$146,836	$1,199	$(58,286)	$89,780	$20,544

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2002	2001
	(in thousands)
OPERATING ACTIVITIES
Net earnings	$19,651	$1,291	$192
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,601	6,147	8,148
Loss (gain) on disposal of assets	368	14	(134)
Deferred tax asset	(10,863)	1,355	3,023
Changes in assets and liabilities:
Accounts receivable	(6,044)	(1,762)	(3,488)
Inventories	1,400	(989)	(1,214)
Prepaid expenses and other current assets	(390)	(235)	(341)
Accounts payable	2,078	(907)	(412)
Accrued payroll and related expenses	42	94	(447)
Accrued royalties	1,269	311	816
Deferred rent	338	581	662
Deferred revenue	1,586	—	—
Other current liabilities	2,786	258	(1,054)

Net cash provided by operating activities	18,822	6,158	5,751

INVESTING ACTIVITIES
Acquisition of plant and equipment	(2,494)	(4,263)	(5,720)
Proceeds from sale of fixed assets	—	—	600
Decrease (increase) in other intangible assets	128	(153)	142

Net cash used for investing activities	(2,366)	(4,416)	(4,978)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	6,479	780	1,812
Payments on debt and obligations under capital leases	(454)	(428)	(120)
Proceeds from line of credit	—	—	4,800
Payments on line of credit	—	(2,650)	(5,350)

Net cash provided by (used for) financing activities	6,025	(2,298)	1,142

Effect of exchange rate changes on cash	236	70	(420)

Net increase (decrease) in cash and cash equivalents	22,717	(486)	1,495
Cash and cash equivalents at beginning of year	2,910	3,396	1,901

Cash and cash equivalents at end of year	$25,627	$2,910	$3,396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$881	$1,011	$1,195

Cash paid for income taxes	$998	$—	$—

See accompanying notes.

QUIDEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Operations and Summary of Significant Accounting Policies

        Quidel Corporation (the "Company") commenced operations in 1979. The Company operates in one business segment, which develops, manufactures and markets point-of-care ("POC") rapid diagnostics for detection and management of a variety of medical conditions and illnesses. These products provide healthcare professionals with accurate and cost-effective diagnostic information at POC and are substantially focused on women's and family health. The Company's products are sold to professionals for use in physician offices, hospitals, clinical laboratories, and wellness screening centers through a network of national and regional distributors, supported by a national sales force.

        Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Cash and Cash Equivalents—The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less.

        Accounts Receivable—The Company sells its products primarily to distributors in the U.S., Europe and Japan. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses when necessary. The balance of accounts receivable is net of allowances of $2.0 million and $0.9 million at December 31, 2003 and 2002, respectively.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on an annual basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete stock is identified. Inventories consisted of the following, net of reserves of $0.3 million and $0.4 million at December 31, 2003 and 2002, respectively:

	2003	2002
	(in thousands)
Raw materials	$3,442	$3,213
Work-in-process	3,541	2,255
Finished goods	2,512	5,098

	$9,495	$10,566

        Property, Plant and Equipment—Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (three to 15 years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and minor repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in Other Income (Expenses) in the Consolidated Statement of Operations.

        Property, plant and equipment consisted of the following at December 31:

	2003	2002
	(in thousands)
Equipment, furniture and fixtures	$34,098	$33,074
Building and improvements	16,371	15,797
Land	1,080	1,080

	51,549	49,951
Less: Accumulated depreciation and amortization	(30,719)	(27,016)

	$20,830	$22,935

        Intangible Assets—Intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful lives. The excess of cost over fair value of the net tangible assets purchased (goodwill) arose from the Company's acquisition of its wholly-owned subsidiaries Litmus and Metra and the purchase of technology from Litmus and Dade. The goodwill related to Litmus and Metra was being amortized over seven and five years for the 2001 period, respectively, while the technology purchased from Litmus and Dade is being amortized over seven and 10 years, respectively. Patent filing costs are capitalized and amortized upon the issuance of the related patent. License and favorable lease arrangements are being amortized over the terms of the related agreements.

        Intangible assets consisted of the following at December 31:

	Life	2003	2002
		(in thousands)
Goodwill	N/A	$16,556	$16,556
Purchased technology	7 to 10 years	11,536	11,536
License agreements	7 to 8 years	3,300	3,300
Patent and trademark costs	10 to 12 years	2,772	2,772
Favorable lease and other	3 to 9 years	1,700	1,700

		35,864	35,864
Less: Accumulated amortization		(13,229)	(10,988)

		$22,635	$24,876

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired by comparing the carrying value to the fair value of the reporting unit to which they are assigned. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. SFAS No. 142 requires a transitional evaluation for impairment of goodwill balances upon adoption of the new accounting pronouncement. The Company completed its transitional review for potential impairment of goodwill that existed at January 1, 2002, and determined that no impairment of goodwill existed as of that date. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. The Company completed its annual evaluation for impairment of goodwill in December 2003, and determined that no impairment of goodwill existed as of December 31, 2003. A significant decline in the Company's projected revenue or earnings growth or cash flows, a significant decline in the Company's stock price or the stock price of comparable companies, loss of legal ownership or title to an asset; and any significant change in the Company's strategic business objectives and utilization of the Company's assets are among many factors that could result in an impairment charge that could have a material negative impact on the Company's operating results.

        As a result of adopting SFAS No. 142, the following pro forma financial information reflects net earnings and diluted earnings per share as if goodwill and certain intangibles were not subject to amortization for the year ended December 31, 2001.

	2003	2002	2001
	(in thousands, expect per share data)
Net earnings, as reported	$19,651	$1,291	$192
Add back: goodwill amortization	—	—	2,446
assembled workforce amortization	—	—	1

Adjusted net earnings	$19,651	$1,291	$2,639

Basic earnings per share
Net earnings per share, as reported	$0.67	$0.04	$0.01
Add back: goodwill amortization	—	—	0.09
assembled workforce amortization	—	—	—

Adjusted basic net earnings per share	$0.67	$0.04	$0.10

Diluted earnings per share
Net earnings per share, as reported	$0.65	$0.04	$0.01
Add back: goodwill amortization	—	—	0.08
assembled workforce amortization	—	—	—

Adjusted diluted net earnings per share	$0.65	$0.04	$0.09

        Impairment of Long-Lived Assets—In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total book value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and the eventual disposition are less that its carrying amount. An impairment loss is equal to the excess of the book value of an asset over its determined fair value. Through December 31, 2003, the Company has not experienced any such impairment.

Other accrued liabilities—Other accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Volume discounts payable	$2,092	$915
Accrued compensation	1,162	—
Accrued professional fees	272	123
Other	947	562

	$4,473	$1,600

        Revenue Recognition—The Company records revenues from product sales. These revenues are recorded net of rebates and other discounts which are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. The Company also earns income from the licensing of technology and may earn income for performing services under joint development agreements. Royalty income from the grant of license rights is recorded during the period the cash is received from the licensee. Milestone payments, which may arise under joint development agreements, would be recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company's performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company's performance obligations under the agreement. Income earned from licensing and distribution activities are classified under revenues in the accompanying consolidated statements of operations. The Company is not currently performing services under any joint development agreements.

        Research and Development Costs—All research and development costs are charged to operations as incurred.

        Product Shipment Costs—Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

        Deferred Revenue—The Company is involved in collaborative development efforts with a major consumer products company. In connection with these efforts, the Company has received approximately $1.6 million in cash as of December 31, 2003, which has been recorded as deferred revenue in the accompanying consolidated balance sheet, pending finalization of any agreements.

        Deferred Rent—Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreement is recorded as deferred rent.

        Income Taxes—Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

        Foreign Currency Translation—The financial statements of the Company's subsidiaries outside the U.S. are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date and revenue and expense accounts are translated using average exchange rates during the periods. The resulting translation adjustments are presented as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations and have historically not been significant.

        Fair Value of Financial Instruments—The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable, accrued liabilities and the line of credit, if any, approximate their fair values due to their short-term nature. The Company's capital lease obligations approximate fair value as the obligations carry a market rate of interest based on the date the obligations were incurred. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company establishes reserves for estimated uncollectible accounts and believes its reserves are adequate.

        Stock Compensation—The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the estimated market price of the underlying stock on the date of grant, no compensation expense has been recognized.

        The estimated weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $2.85, $4.75 and $4.10, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,
	2003	2002	2001
Risk-free interest rate	3.0%	3.8%	4.6%
Expected option life	6.1	6.1	6.5
Volatility	0.82	0.85	0.85
Dividend Rate	0%	0%	0%

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

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards for the years ended December 31, 2003, 2002 and 2001, consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as indicated below:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
	(in thousands, except per share data)
Net earnings—as reported	$19,651	$1,291	$192
Net earnings (loss)—pro forma	15,994	(3,190)	(4,115)
Basic earnings per share—as reported	0.67	0.04	0.01
Diluted earnings per share—as reported	0.65	0.04	0.01
Basic earnings (loss) per share—pro forma	0.55	(0.11)	(0.15)
Diluted earnings (loss) per share—pro forma	0.53	(0.11)	(0.15)

        Computation of Earnings (Loss) Per Share—Basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants.

        The following table reconciles the weighted average shares used in computing basic and diluted earnings per share in the respective periods:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Shares used in basic earnings per share (weighted average common shares outstanding)	29,177	28,824	28,287
Effect of dilutive stock options and warrants	1,197	805	995

Shares used in diluted earnings per share calculation	30,374	29,629	29,282

        Comprehensive Income—Comprehensive income includes unrealized gains and losses excluded from the Company's Consolidated Statements of Operations. The unrealized gains include foreign currency transaction adjustments. The Company has presented the required information in the consolidated statements of stockholders' equity.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Insurance Proceeds—In May 2001, the Company experienced damage to its facility and certain inventory in San Diego, California, because of a malfunction of the central circuitry of one of its warehouse freezers. As a result, certain specialized reagents used in the Company's inventory valued at approximately $1.2 million were damaged, and the Company experienced an interruption of some of its operations. In August 2001, the Company received $4.1 million in insurance proceeds in connection with this event. Among other items, the insurance proceeds were used to replace the damaged inventory of $1.2 million and for certain business interruption remedies of $1.3 million. The remaining $1.6 million of proceeds is included in "other income" in the accompanying 2001 consolidated statement of operations.

        Restructuring—In April 2003, the Company announced and implemented a restructuring plan (the "Restructuring Plan"). The Restructuring Plan was primarily driven by manufacturing automation in our San Diego facility, completion of certain research and development projects, implementation of our BaaN enterprise resource planning system in our Santa Clara facility, and the transition of our foreign sales and support offices to independent distributors. The Restructuring Plan included a workforce reduction of 63 positions (18% of our total workforce at such time) and closure of our sales and support offices in Heidelberg, Germany and Milan, Italy. The Company recorded a restructuring charge of approximately $2.2 million during 2003. The significant components of the restructuring charge were $1.3 million for employee severance costs, $0.5 million for contractual lease and commercial contract terminations, $0.3 million for professional fees and $0.1 million for impairment charges related to assets that were deemed obsolete due to restructuring activities. As of December 31, 2003, $1.8 million of the restructuring charge has been paid and $0.4 million is included in other accrued liabilities in the accompanying consolidated balance sheet.

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

        The following table provides a detailed activity related to our restructuring activity (in thousands):

	Severance	Facilities Consolidation and Contract Terminations	Professional Fees	Asset Impairments	Total
2003 Activity
Total charges	$1.3	$0.5	$0.3	$0.1	$2.2
Cash payments	(1.1)	(0.3)	(0.3)	—	(1.7)
Non-cash adjustments	—	—	—	(0.1)	(0.1)

Liability at December 31, 2003	$0.2	$0.2	$—	$—	$0.4

2001 Activity
Total charges	0.5	0.1	—	—	0.6
Cash payments	(0.5)	0.1	—	—	(0.6)

Liability at December 31, 2001	$—	$—	$—	$—	$—

        Recent Accounting Pronouncements—In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for annual periods ending after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on the Company's consolidated financial statements.

        In December 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for our financial statements ended December 31, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on our consolidated financial position and results of operations.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 is effective for variable interest entities created after January 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The adoption of this interpretation did not have an impact on the Company's financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this interpretation did not have an impact on the Company's financial condition or results of operations.

        Accounting Periods—The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. The Company's fiscal year end is December 31. For ease of reference, the calendar quarter end date is used herein.

Note 2. Line of Credit

        The Company has a $10 million term loan facility which matures in July 2008 and which bears interest at a rate equal to the lender's base rate minus one quarter of one percent (3.75% as of December 31, 2003). The Company also has a $10 million line of credit facility which matures in July 2004 and, at our option, bears interest at a rate equal to the lender's base rate minus one quarter of one percent (3.75% as of December 31, 2003) or at the London InterBank Offering Rate plus two and one quarter percent (3.37% as of December 31, 2003). The agreement governing our line of credit and term loan facilities contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. As of December 31, 2003, there were no borrowings outstanding under either the line of credit or the term loan. As of December 31, 2003, the Company had $10 million of availability both under the line of credit and term loan, and the Company was in compliance with all covenants.

Note 3. Income Taxes

        The Company's earnings (loss) before benefit (provision) for income taxes, were subject to taxes in the following jurisdictions for the following periods:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Pre-tax earnings (loss):
United States	$11,953	$4,003	$2,705
Foreign	(1,454)	(1,162)	489

	$10,499	$2,841	$3,194

        Significant components of the income taxes are as follows:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Current:
Federal	$390	$73	$(21)
Foreign	100	64	—
State	1,221	58	—

Total current provision	1,711	195	(21)

Deferred:
Federal	(10,623)	1,236	2,570
State	(240)	119	453

Total deferred provision	(10,863)	1,355	3,023

(Benefit) provision for income taxes	$(9,152)	$1,550	$3,002

        Significant components of the Company's deferred tax assets as of December 31, 2003 and 2002 are shown below.

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$5,055	$8,494
Capitalized research and development costs	5,310	5,667
Tax credit carryforwards	790	83
Other, net	5,945	2,676

Total deferred tax assets	17,100	16,920
Valuation allowance for deferred tax assets	(1,900)	(13,316)

Deferred tax asset, net of valuation allowance	15,200	3,604
Deferred tax liabilities:
Acquired intangibles	(1,548)	(2,275)
Depreciation	(1,460)	—

Total deferred tax liabilities	(3,008)	(2,275)

Net deferred tax assets	$12,192	$1,329

        A valuation allowance of $13.3 million had been established against a portion of the Company's deferred tax assets at December 31, 2002. As of December 31, 2003, the Company believed it is more likely than not that it will be able to realize the majority of its deferred tax asset through expected future taxable profits, and released a valuation allowance of approximately $13.3 million. As of December 31, 2003, the Company recorded a valuation allowance of $1.9 million related to deferred tax assets created by the exercise and/or disposition of employee stock options in recent periods. The deferred tax asset originating from deductions for the exercise and/or disposition of stock options and the related valuation allowance have been recorded against additional paid-in capital and did not affect net earnings for the period. Any tax benefits realized from the reduction of this valuation allowance will be recorded to additional-paid-in-capital. Should the Company determine that it would not be able to realize all or part of its other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made.

        The Company also reserves for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns. It is the Company's policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the reserves based upon its assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve.

        At December 31, 2003, the Company had federal net operating loss carryforwards of approximately $14.8 million. Approximately, $9.7 million of the tax loss carryforwards are scheduled to expire through December 31, 2005, unless previously utilized. The balance of the carryforwards will expire at various dates through December 31, 2020, unless previously utilized. At December 31, 2003, the Company had federal alternative minimum tax credit carryforwards of approximately $0.8 million that do not expire.

        Pursuant to Internal Revenue Code Section 382, the Company's use of its net operating loss carryforwards may be limited as a result of cumulative changes in ownership of more than 50% over a three year period.

        The Company also has acquired net operating losses in conjunction with certain of its acquisitions aggregating approximately $68.6 million, which are not reflected in the components of the deferred tax assets as shown above. The Company's tax loss carryforwards that relate to the acquired companies will be subject to limitations under Internal Revenue Section 382. The tax benefit of these tax loss carryforwards, if and when realized, will result in a reduction of goodwill.

        The reconciliation of income tax computed at the federal statutory rate to the (benefit) provision for income taxes is as follows:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Tax at statutory tax rate	$3,569	$966	$1,086
Foreign taxes and foreign losses not benefited	599	468	808
State taxes, net of federal benefit	515	172	348
Release of valuation allowance	(13,316)	—	—
Goodwill amortization	—	—	871
Other	(519)	(56)	(111)

	$(9,152)	$1,550	$3,002

Note 4. Stockholders' Equity

        Preferred Stock    The Company's certificate of incorporation, as amended, authorizes the issuance of up to 5 million preferred shares. The Board of Directors is authorized to fix the number of shares of any series of preferred stock, and to determine the designation of such shares. However, the amended certificate of incorporation specifies the initial series and the rights of that series. No shares of preferred stock were outstanding as of December 31, 2003 and 2002.

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

        Stock Options    The Company has stock options outstanding which were issued under various stock option plans to certain employees, consultants and directors. The options have terms ranging up to 10 years, have exercise prices ranging from $2.25 to $10.34, and generally vest over four years. All options are issued at 100% or more of fair market value at the time of grant.

        The Company grants options to employees and non-employee directors under its 2001 Stock Incentive Plan and previously granted options under the 1998 Stock Incentive Plan and the 1996 Non-Employee Directors Stock Option Plan. The 1998 and 1996 Plans were terminated at the time of adoption of 2001 Plan, but the terminated Plans continue to govern outstanding options granted thereunder. At December 31, 2003, 772,016 shares remained available for grant under the 2001 Plan.

        The following table summarizes option activity in terms of thousands of shares and the weighted average exercise per share:

	Year ended December 31
	2003		2002		2001
	Shares	Price	Shares	Price	Shares	Price
	(in thousands, except price data)
Outstanding at beginning of period	5,564	$4.58	4,992	$4.33	4,915	$4.03
Granted	1,220	4.14	1,022	6.13	1,274	4.79
Exercised	(1,467)	3.84	(179)	3.73	(576)	2.83
Cancelled	(838)	5.61	(271)	6.14	(621)	4.41

Outstanding at end of period	4,479	$4.51	5,564	$4.58	4,992	$4.33

        The following table summarizes information as of December 31, 2003 concerning options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 2.25 - $ 3.19	595,981	7.84	$3.00	165,496	$2.59
$ 3.22 - $ 3.25	758,420	4.46	$3.25	758,420	$3.25
$ 3.28 - $ 3.94	644,575	5.94	$3.73	441,669	$3.64
$ 3.94 - $ 4.95	590,102	7.74	$4.44	262,299	$4.59
$ 4.98 - $ 5.20	586,351	7.31	$5.07	362,319	$5.06
$ 5.25 - $ 5.70	495,858	8.23	$5.58	177,318	$5.60
$ 5.74 - $ 6.44	460,073	8.04	$5.96	201,364	$5.86
$ 6.50 - $ 9.18	345,945	6.73	$7.09	272,498	$7.01
$10.13	500	6.18	$10.13	468	$10.13
$10.34	750	9.98	$10.34	—	—

$ 2.25 - $10.34	4,478,555	6.89	$4.51	2,641,851	$4.40

        Employee Stock Purchase Plan    Under the Employee Stock Purchase Plan (the "Plan"), full-time employees are allowed to purchase common stock through payroll deductions (which cannot exceed 10% of the employee's compensation) at the lower of 85% of fair market value at the beginning or end of each six-month option period. As of December 31, 2003, 687,838 shares had been sold under the Plan, leaving 62,162 shares available for future issuance.

        Shares Reserved for Future Issuance    At December 31, 2003, approximately 5.3 million shares of common stock were reserved for the exercise of stock options and and purchases under the Plan.

Note 5. Commitments and Contingencies

        Leases    The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancellable leases at the end of 2003 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
Years ending December 31,
2004	$933	$1,372
2005	1,142	1,398
2006	1,140	1,405
2007	1,299	1,377
2008	1,453	1,404
Thereafter	1,613	9,036

Total minimum lease payments	$7,580	15,992

Less amount representing interest		(5,796)

Present value of capital lease payments		10,196
Less current portion		(519)

Long-term obligations under capital leases		$9,677

        At December 31, 2003, assets under capital leases included in property and equipment totaled $12.9 million with accumulated amortization of $5.5 million.

        Rent expense under operating leases totaled approximately $1.5 million, $1.7 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        During December 1999, the Company completed a sale and leaseback transaction of one of its facilities. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. As a part of this transaction, the Company paid off the mortgage on the facility of approximately $3.0 million, and an extraordinary loss of $0.9 million was incurred in connection with the prepayment. The Company plans to lease the 73,000 square foot facility for 15 years, with options to extend the lease for up to two additional five-year periods. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under SFAS No. 98 "Accounting for Sales of Real Estate." As such, the assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. The Company recorded $11.3 million as the present value of the net lease payments as a capital lease obligation.

Contracts

        The Company has entered into various licensing agreements, which require royalty payments based on specified product sales. These agreements encompass the majority of the Company's products, and range in expiration from 2004 through 2009. Also, in 1997 the Company paid an upfront cash payment of $2.3 million in conjunction with one of its license agreements. This license fee was capitalized and is being amortized over 7.5 years, the term of the agreement. Royalty expenses, which are charged to cost of sales under these licensing agreements, totaled $8.7 million, $5.8 million and $4.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002,

$3.3 million and $2.2 million, respectively, were recorded as accrued royalties in the accompanying consolidated balance sheet.

        In December 2003, the Company entered into firm commitments of $3.4 million for capital expenditures. These commitments are largely related to manufacturing equipment to be utilized in the production of its Layered Thin Film technology product line. It is expected that this equipment will be operational in the fourth quarter of 2004. The company has no other material commitments for materials or capital expenditures as of December 31, 2003.

Legal

        On February 20, 2004, the Company filed a lawsuit (the "Action") in the U.S. District Court, Southern District of California against Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, and Applied Biotech, Inc. (collectively "Inverness"), as well as against Armkel LLC, for infringement of our U.S. Patent No. 4,943,522 (the "522 Patent"), which relates to lateral-flow technology, and for declaratory relief. The Company is seeking damages and injunctive relief against Inverness products that infringe its patented technology. The Company's claim for declaratory relief relates to nine Inverness-owned and Inverness-licensed patents (U.S. Patent Nos. 6,485,982: 5,989,921; 5,714,389; 6,352,862; 6,228,660; 6,187,598; 5,656,503; 5,622,871; and 5,602,040), and requests the Court to conclude that its lateral-flow products do not infringe these patents, and that the patents are invalid and unenforceable.

        On March 9, 2004, Inverness and a related party filed, in the U.S. District Court, Southern District of California, denials of the Company's allegations of infringement in the Action, allegations that its 522 Patent is invalid and unenforceable, as well as counterclaims for patent infringement against the Company. On March 12, 2004, Armkel LLC filed, in the U.S. District Court, Southern District of California, an answer to the Company's request for declaratory relief and counterclaims for patent infringement against the Company. The counterclaims by Inverness and the related parties and by Armkel LLC allege that the Company's immunoassay test products, including its tests for influenza, pregnancy, strep, and H pylori, infringe eight of the nine Inverness patents that the Company identified in the Action. In addition, Inverness Medical Switzerland GmbH, Wampole Laboratories, LLC, and Applied BioTech, Inc. filed a separate complaint against the Company alleging that its immunoassay test devices also infringe a ninth patent owned by Inverness, U.S. Patent No. 6,534,320. The relief requested in these claims and counterclaims against the Company includes damages and preliminary and permanent injunctive relief to the effect that if this relief is granted, the Company would be required to cease and desist from manufacturing, selling, marketing, using, and inducing others to use products that represent a substantial majority of its revenues.

        On February 17, 2004, the Company's German affiliate Quidel Deutschland GmbH was provided with a copy of a lawsuit that Inverness Medical Switzerland GmbH, another Inverness subsidiary, and Preymed had apparently filed on or about February 4, 2004 in District Court in Düsseldorf, Germany, which names the Company, Quidel Deutschland GmbH, and its distributor, Progen Biotechnik GmbH, as defendants. The lawsuit alleges that the Company and the other defendants are infringing two Inverness-owned European patents, EP 0 291 194 and EP 0 560 411, and is directed at the Company's lateral flow test devices, including its tests for pregnancy, strep, H pylori, and Chlamydia. The suit seeks injunctive relief, an accounting, damages and annulment. If the Court grants injunctive relief, the

Company will be required to cease and desist from manufacturing, selling, marketing, using, and importing its lateral flow products in Germany.

        The Company is also involved in other litigation matters from time to time in the ordinary course of business. Management believes that any and all such other actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes appropriate given the nature of our business.

Note 6. Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the U.S. totaled 42%, 33%, and 26% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, balances due from foreign customers, in U.S. dollars, were $11.5 million and $9.2 million, respectively.

        The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Year ended December 31,
	2003	2002	2001
Customer:
A	28%	15%	7%
B	15%	19%	23%
C	7%	11%	12%

        As of December 31, 2003 and 2002, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $16.2 million and $8.2 million, respectively.

        The following present long-lived assets as of December 31, 2003 and 2002 and net sales for the years ended December 31, 2003, 2002 and 2001 by geographic territory:

	Long-lived Assets December 31,		Net Sales Year ended December 31,
	2003	2002	2003	2002	2001
	(in thousands)
United States Operations
Domestic	$20,467	$21,461	$54,192	$50,297	$53,631
Foreign	—	—	34,351	17,696	12,548
Foreign operations	363	1,474	4,965	6,630	6,240

Total	$20,830	$22,935	$93,508	$74,623	$72,419

        Consolidated net sales by product are as follows:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Influenza	$37,477	$14,805	$8,101
Group A Strep	17,427	16,652	18,601
Pregnancy	16,995	21,285	25,019
Metabolic bone markers	5,339	5,275	5,115
H. Pylori	3,039	3,264	4,255
Chlamydia and mononucleosis	2,389	2,611	2,564
Urinalysis	2,141	2,149	2,424
QUS-2	526	853	651
Other products	8,175	7,729	5,689

	$93,508	$74,623	$72,419

Note 7. Employee Benefit Plan

        The Company has a defined contribution 401(k) plan (the "401(k) Plan") covering all employees who are eligible to join the 401(k) Plan upon employment. Employees may contribute up to 20% of their compensation per year (subject to a maximum limit by federal law). The Company contributed approximately $0.2 million to the 401(k) Plan during each of the years ended December 31, 2003, 2002 and 2001.

Note 8. Related-Party Transactions

        During 2003, 2002 and 2001, the Company made payments to a shareholder of approximately $0.1 million in each of those periods. These payments related to legal advisory and consulting services.

        In connection with the acquisition of Litmus Concepts, Inc. ("Litmus"), in December 2000, the Company leases a facility from a partnership, a partner of which was a prior shareholder of Litmus and is now a shareholder of the Company. The lease is for nine years with total rental payments of approximately $8.9 million, of which approximately $0.6 million, $0.4 million and $0.3 million were paid in 2003, 2002 and 2001, respectively.

        The Company completed a sales leaseback transaction with a third party in December 1999, which became a related party as a result of the transaction. The Company paid approximately $1.3 million for the years ended December 31, 2003 and 2002, and approximately $1.2 million in 2001. (See Note 5.)

Note 9. Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(2)	Total Year
	(in thousands, except per share data)
2003
Total revenues	$24,395	$18,878	$18,619	$33,213	$95,105
Gross profit	12,801	9,046	9,155	19,694	50,696
Net earnings (loss)	1,690	(367)	(481)	18,809	19,651
Earnings (loss) per common share basic	0.06	(0.01)	(0.02)	0.63	0.67
Earnings (loss) per common share diluted	0.06	(0.01)	(0.02)	0.59	0.65
2002
Total revenues	$21,212	$17,789	$14,508	$22,764	$76,273
Gross profit	10,669	8,096	6,107	11,484	36,356
Net earnings (loss)	1,464	160	(1,334)	1,001	1,291
Earnings (loss) per common share basic and diluted	0.05	0.01	(0.05)	0.03	0.04

(1)
The second quarter and third quarters of 2003 include restructuring charges of approximately $0.8 million and $1.4 million, respectively. (See Note 1.)

(2)
The fourth quarter of 2003 includes a tax benefit of $9.2 million. This tax benefit is primarily due to a decrease in the deferred tax valuation allowance to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized. Based on the Company's recent history of profitability and its forecasts for future periods, management has determined it is more likely than not that net operating loss carryforwards and other temporary differences will be realized.

SCHEDULE II

QUIDEL CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Descripton	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
Year ended December 31, 2003:
Allowance for doubtful accounts(1)	$872	$2,156	—	$1,022	$2,006
Year ended December 31, 2002:
Allowance for doubtful accounts(2)	899	1,591	—	1,618	872
Year ended December 31, 2001:
Allowance for doubtful accounts(3)	1,200	1,669	—	1,970	899

(1)
Represents provisions primarily related to returned goods allowances and defective products, allowances for cash discounts, contract pricing rebates, and bad debts all of which are reductions to sales, as well as for allowances for bad debts. For the year ended December 31, 2003, $0.9 million, $0.6 million, $0.6 million, and $0.1 million were charged to returned goods allowances and defective products, cash discounts, contract pricing rebates and bad debts, respectively.

(2)
Represents provisions primarily related to allowances for cash discounts, contract pricing rebates, and bad debts all of which are reductions to sales, as well as for allowances for bad debts. For the year ended December 31, 2002, $0.7 million, $0.6 million, and $0.3 million were charged to cash discounts, contract pricing rebates and bad debts, respectively.

(3)
Represents provisions primarily related to allowances for contract pricing rebates, cash discounts, bad debts and to a lesser extent sales returns all of which are reductions to sales, as well as allowances for bad debts. For the year ended December 31, 2001, $0.6 million, $0.5 million, $0.5 million and $0.1 million were charged to contract pricing rebates, cash discounts, bad debts and sales returns, respectively.

EXHIBIT INDEX

Exhibit Number
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1991.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated November 8, 2000.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (Incorporated by reference to Exhibit 1(A) to the Registrant's Registration Statement on Form 8-A filed on January 14, 1997.)
4.2	Amended and Restated Rights Agreement dated as of May 24, 2002 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on May 29, 2002.)
10.1(1)	Registrant's 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
10.2(1)	Registrant's 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.3(1)	Registrant's 1996 Non-Employee's Director Plan. (Incorporated by reference to Registrant's Proxy Statement filed on September 27, 1996.)
10.4(1)	Registrant's 1998 Stock Incentive Plan. (Incorporated by reference to Registrant's Proxy Statement filed on July 8, 1998.)
10.5(1)	Registrant's Amended and Restated 2001 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.6(1)	Registrant's General Nonstatutory Stock Option Plan, as amended December 11, 2000 (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed on March 31, 2003.).
10.7	Trademark License Agreement dated October 1, 1994 between the Registrant and Becton, Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.8	Settlement Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.9	Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.10	Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.11(1)	Employment Agreement dated September 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.)

10.12(1)	Stock Option Agreement dated September 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.)
10.13(1)	Amendment No. 1 to the Employment and Stock Option Agreement effective August 13, 2001 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.14(1)	Employment Agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.15(1)	Stock Option Agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.16(1)	Amended Employment Agreement effective August 13, 2001 between the Registrant and S. Wayne Kay (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.17(1)	Stock Option Agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.18(1)	Employment Agreement dated as of August 28, 2003 between the Registrant and Matthew T. Heindel. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.19	Master Revolving Note dated August 29, 2002 by Quidel Corporation in favor of Comerica Bank—California. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.20	Variable Rate—Single Payment Note dated August 29, 2002 by Registrant in favor of Comerica Bank—California. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.21	Security Agreement dated as of August 29, 2002 between Registrant and Comerica Bank—California. (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.22	Business Loan Agreement dated of August 29, 2002 between Registrant and Comerica Bank—California. (Incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.23	Form of Asset Sale Agreement — Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.24	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.25	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.26	Form of Indemnification Agreement—Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2000.)

10.27(1)	Change in Control Agreement dated February 27, 2003 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-Q for quarter ended March 31, 2003)
10.28(1)	Change in Control Agreement dated February 28, 2003 between the Registrant and Paul E. Landers. (Incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-Q, period ended March 31, 2003)
10.29(1)	Change in Control Agreement dated April 13, 2003 between the Registrant and Mark E. Paiz. (Incorporated by reference to Exhibit 10.34 to the Registrant's 10-Q, March 31, 2003)
10.30(1)	Change in Control Agreement dated as of September 15, 2003 between the Registrant and Matthew T. Heindel. (Incorporated by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
16.1	Letter from Arthur Andersen (Incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K filed on April 11, 2003.)
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
31.1*	Certification by Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Chief Executive Officer and Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
QUIDEL CORPORATION CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS (in thousands)
EXHIBIT INDEX