Form 10-Q
period 2004-03-31
QUIDEL CORP /DE/
filed 2004-05-10
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
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

        As of April 30, 2004, 31,600,717 shares of common stock were outstanding.

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2004

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,883	$25,627
Accounts receivable, net	10,327	24,143
Inventories, net	11,370	9,495
Other current assets	6,283	6,651

Total current assets	66,863	65,916
Property and equipment, net	20,670	20,830
Intangible assets, net	22,071	22,635
Other non-current assets	8,209	8,044

Total assets	$117,813	$117,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,230	$5,233
Accrued royalties	1,587	3,450
Current portion of obligations under capital leases	536	519
Other accrued liabilities	5,065	7,185

Total current liabilities	11,418	16,387
Deferred rent	1,666	1,581
Capital leases, net of current portion	9,534	9,677
Stockholders' equity:
Common stock	32	31
Additional paid-in capital	152,040	146,836
Accumulated other comprehensive earnings	1,117	1,199
Accumulated deficit	(57,994)	(58,286)

Total stockholders' equity	95,195	89,780

Total liabilities and stockholders' equity	$117,813	$117,425

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended March 31,
	2004	2003
REVENUES
Net sales	$19,133	$23,926
Research contracts, license fees and royalty income	603	469

Total revenues	19,736	24,395
COSTS AND EXPENSES
Cost of sales	9,401	11,125
Research and development	2,497	2,443
Sales and marketing	3,772	4,534
General and administrative	2,811	2,799
Amortization of intangibles	518	503

Total costs and expenses	18,999	21,404

Earnings from operations	737	2,991
OTHER INCOME (EXPENSE)
Interest income	81	7
Interest expense	(225)	(228)
Other	(97)	49

Total other expense	(241)	(172)

Earnings before provision for income taxes	496	2,819
Provision for income taxes	204	1,129

Net earnings	$292	$1,690

Basic and diluted earnings per share	$0.01	$0.06

Weighted shares used in basic per share calculation	30,939	28,902

Weighted shares used in diluted per share calculation	32,671	28,987

See accompanying notes.

QUIDEL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net cash provided by operating activities	$9,085	$10,953
INVESTING ACTIVITIES:
Acquisition of property and equipment	(941)	(577)
Other	(177)	22

Net cash used for investing activities	(1,118)	(555)
FINANCING ACTIVITIES:
Payments on obligations under capital leases	(126)	(109)
Net proceeds from issuance of common stock	5,205	166

Net cash provided by financing activities	5,079	57
Effect of exchange rate fluctuations on cash and cash equivalents	210	11

Net increase in cash and cash equivalents	13,256	10,466
Cash and cash equivalents, beginning of period	25,627	2,910

Cash and cash equivalents, end of period	$38,883	$13,376

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$218	$152

Cash paid during the period for income taxes	$—	$150

See accompanying notes.

Quidel Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Quidel Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at March 31, 2004, and for the three month periods ended March 31, 2004 and 2003, is unaudited. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K.

        The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, the calendar quarter end date is used herein.

Note 2. Comprehensive Earnings

        The components of comprehensive earnings are as follows (in thousands, unaudited):

	Three months ended March 31,
	2004	2003
Net earnings	$292	$1,690
Foreign currency translation adjustment	(82)	171

Comprehensive earnings	$210	$1,861

Note 3. Stock Compensation

        The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, in accounting for its employee and director stock options. In accordance with APB No. 25, because the exercise price of the Company's employee and director stock options equals or exceeds the estimated market price of the underlying stock on the date of grant, no compensation expense has been recognized.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
Risk-free interest rate	3.0%	3.8%
Expected option life	6.2	6.1
Volatility	.82	.84
Dividend rate	0%	0%

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee and director stock option plans have characteristics significantly different from those of traded options, the resulting pro forma compensation cost may not be representative of the compensation cost expected in future years. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards for the three months ended March 31, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as indicated below (in thousands, except per share data, unaudited):

	Three months ended March 31,
	2004	2003
Net earnings—as reported	$292	$1,690
Net earnings (loss)—pro forma	(627)	913
Basic and diluted earnings per share—as reported	.01	.06
Basic and diluted earnings (loss) per share—pro forma	(.02)	.03

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

        The following table reconciles the weighted average shares used in computing basic and diluted earnings per share in the respective periods (in thousands, unaudited):

	Three months ended March 31,
	2004	2003
Shares used in basic earnings per share (weighted average common shares outstanding)	30,939	28,902
Effect of dilutive stock options	1,732	85

Shares used in diluted earnings per share calculation	32,671	28,987

Note 5. Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Raw materials	$4,172	$3,442
Work-in-process	3,640	3,541
Finished goods	3,558	2,512

	$11,370	$9,495

Note 6. Deferred Revenue

        The Company continues to discuss future collaborative arrangements with several companies. In connection with these efforts, the Company has received from one company, approximately $1.5 million in cash, which has been recorded as deferred revenue and included in other accrued liabilities in the accompanying balance sheet, pending finalization of any agreements.

Note 7. Income Taxes

        A valuation allowance of $13.3 million had been established against a portion of the Company's deferred tax assets at December 31, 2002. As of December 31, 2003, the Company believed it was more likely than not that it would be able to realize the majority of its deferred tax asset through expected future taxable profits, and released approximately $13.3 million of a valuation allowance. As of March 31, 2004, the Company has recorded a valuation allowance of $1.9 million related to deferred tax assets created by the exercise and/or disposition of employee stock options in recent periods. Any tax benefits realized from the reduction of this valuation allowance will be recorded to additional-paid-in-capital. Should the Company determine that it would not be able to realize all or part of its other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made.

        The Company also reserves for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns. The Company establishes the reserves based upon its assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. As of March 31, 2004, we had $12.0 million in net deferred tax assets.

Note 8. Stockholders' Equity

        During the three months ended March 31, 2004, 1,091,065 shares of common stock were issued due to the exercise of common stock options and 18,316 shares of common stock were issued in connection with the Company's employee stock purchase plan, resulting in proceeds to the Company of approximately $5.2 million.

Note 9. Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the U.S. represented 30% and 44% for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and December 31, 2003, balances due from foreign customers were $4.0 million and $11.5 million, respectively.

        The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Three months ended March 31,
	2004	2003
Customer:
A	17%	3%
B	14%	4%
C	11%	8%
D	11%	10%
E	10%	29%
F	6%	10%

        As of March 31, 2004, accounts receivable from three customers with a balance due in excess of 10% of total accounts receivable totaled $5.6 million while at December 31, 2003, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $16.2 million.

        The following presents net sales for the three months ended March 31, 2004 and 2003 and long-lived assets as of March 31, 2004 and December 31, 2003 by geographic territory (in thousands):

			Net Sales
	Long-Lived Assets		Three months ended March 31,
	March 31, 2004	December 31, 2003
			2004	2003
	(unaudited)		(unaudited)
United States operations:
Domestic	$20,373	$20,467	$13,351	$13,499
Foreign	—	—	5,256	8,537
Foreign operations	297	363	526	1,890

Total	$20,670	$20,830	$19,133	$23,926

Note 10. Restructuring

        In April 2003, the Company announced and implemented a restructuring plan (the "Restructuring Plan"). The Restructuring Plan was primarily driven by manufacturing automation in the Company's San Diego facility, completion of certain research and development projects, implementation of the Company's BaaN enterprise resource planning system in its Santa Clara facility, and the transition of the Company's foreign sales and support offices to independent distributors. The Restructuring Plan included a workforce reduction of 63 positions (18% of the Company's total workforce at such time) and closure of the Company's sales and support offices in Heidelberg, Germany and Milan, Italy. The Company recorded a restructuring charge of approximately $2.2 million during 2003. The significant components of the restructuring charge in 2003 were $1.3 million for employee severance costs, $0.5 million for contractual lease and commercial contract terminations, $0.3 million for professional fees and $0.1 million for impairment charges related to assets that were deemed obsolete due to restructuring activities. As March 31, 2004, $2.1 million of the restructuring charge has been paid and $0.1 million is included in other accrued liabilities in the accompanying condensed consolidated balance sheet.

        The following table provides information regarding our liabilities relating to our restructuring activity (in thousands, unaudited):

	Severance	Facilities Consolidation and Contract Termination	Professional Fees	Asset Impairments	Total
Liability at December 31, 2003	$200	$200	$—	$—	$400
Cash payments	(200)	(100)	—	—	(300)

Liability at March 31, 2004	$—	$100	$—	$—	$100

Note 11. Patent Litigation

        On February 20, 2004, the Company filed a lawsuit (the "Action") in the U.S. District Court, Southern District of California (the "Court") against Inverness Medical Innovations Inc., Inverness Medical Switzerland GmbH, and Applied Biotech, Inc. (collectively "Inverness") as well as against Armkel LLC, for infringement of our U.S. Patent No. 4,943,522 (the "522 Patent"), which relates to lateral-flow technology, and for declaratory relief. The Company is seeking damages and injunctive relief against Inverness products that infringe its patented technology. The Company's claim for declaratory relief relates to nine Inverness-owned and Inverness-licensed patents (U.S. Patent Nos. 6,485,982: 5,989,921; 5,714,389; 6,352,862; 6,228,660; 6,187,598; 5,656,503; 5,622,871; and 5,602,040), and requests the Court to conclude that its lateral-flow products do not infringe these patents, and that the patents are invalid and unenforceable.

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

        The Company is also aware of Inverness's active participation in suing other third parties for patent infringement on the basis that it allegedly owns, or has an exclusive license to, patent rights covering aspects of current lateral flow technology. The Company believes that it has various defenses to claims that have been made or might be made, but no assurances can be given that the Company will prevail. Because of the Company's current use of lateral flow technology and the fact that a substantial portion of its revenues are from products impacted by these disputes, the Company's business would be materially and adversely affected if it is unable to successfully prosecute and/or defend against any such patent infringement allegations or to obtain a commercially reasonable license from Inverness.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        In this quarterly report, all references to "we," "our" and "us" refer to Quidel Corporation and its subsidiaries.

Future Uncertainties

        This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, intellectual property, product liability, environmental and other litigation, required patent license fee payments not currently reflected in our costs, seasonality, the severity of cold and flu seasons, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration (the "FDA"), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "might," "believe," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the Securities and Exchange Commission (the "SEC") from time to time should be carefully considered. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We undertake no obligation to publicly release the results of any revision of these forward-looking statements.

Overview

        We are a worldwide leader in developing, manufacturing and marketing point-of-care ("POC") rapid diagnostic tests for the detection and management of a variety of medical conditions and illnesses. Our current product areas include pregnancy, infectious diseases, autoimmune diseases, osteoporosis and urinalysis. In the U.S., we lead the market in several POC product categories for sales through medical product distributors. This leadership position includes an estimated 50%, 49% and 43% market share in pregnancy, influenza and Group A Strep products, respectively, as of December 31, 2003. Our products provide healthcare professionals with accurate and cost-effective diagnostic information at the POC. We sell our products to professionals for use in physician offices, hospitals, clinical laboratories and wellness screening centers. We focus our products substantially on women's and family health in areas such as reproduction, infectious diseases, general health screening and diseases associated with the elderly.

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

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Net Sales

        Net sales decreased 20% to $19.1 million for the three months ended March 31, 2004 from $23.9 million for the three months ended March 31, 2003. The decrease for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was primarily due to a decline of approximately 73% in influenza test sales in Japan, and a decrease of approximately 37% in domestic Group A Strep test sales, partially offset by increases in sales of approximately 37% for our influenza test in the U.S. and an aggregate 12% increase in sales of our other rapid immunoassay point-of-care products in the U.S..

Research Contracts, License Fees and Royalty Income

        Research contracts, license fees and royalty income increased to $0.6 million for the three months ended March 31, 2004 from $0.5 million for the three months ended March 31, 2003. The revenue for all periods principally relates to royalties received on our patented technologies utilized by third-parties. The agreements covering the royalty payments extends through November 2009, the expiration date of the patents.

Cost of Sales and Gross Profit From Net Sales

        Gross profit decreased to $9.7 million for the three months ended March 31, 2004 from $12.8 million for the three months ended March 31, 2003. Gross profit as a percentage of net sales decreased to 51% for the three months ended March 31, 2004 from 54% for the three months ended March 31, 2003. The decreases were primarily due to lower sales of our Strep A and influenza tests and a less favorable product mix, primarily resulting from declines in our higher-margin influenza products, partially offset by cost savings relating to our restructuring activities during 2003.

Research and Development Expense

        Research and development expense increased to $2.5 million for the three months ended March 31, 2004 from $2.4 million for the three months ended March 31, 2003. Research and development expense as a percentage of net sales increased to 13% for the three months ended March 31, 2004 from 10% for the three months ended March 31, 2003. The increases for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 were primarily due to additional employees and project supplies related to our continued focus on our LTF™ ("Layered Thin Film") technology, offset by cost savings relating to our restructuring activities during 2003.

        We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

Sales and Marketing Expense

        Sales and marketing expense decreased to $3.8 million for the three months ended March 31, 2004 from $4.5 million for the three months ended March 31, 2003. Sales and marketing expense as a percentage of net sales increased to 20% for the three months ended March 31, 2004 from 19% for the three months ended March 31, 2003. The absolute dollar decrease for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was primarily due to cost savings relating to our restructuring activities during 2003, including the closure of our sales and marketing offices in Germany and Italy.

General and Administrative Expense

        General and administrative expense was $2.8 million for both the three months ended March 31, 2004 and 2003. General and administrative expense as a percentage of net sales increased to 15% for the three months ended March 31, 2004 from 12% for the three months ended March 31, 2003. The three months ended March 31, 2004 included increased legal fees associated with our intellectual property litigation, partially offset by higher professional fees during 2003 related to the re-audit of our fiscal 2001 financial statements and certain tax consulting projects and cost savings relating to our restructuring activities during 2003.

Amortization of Intangibles

        On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142, which eliminated the amortization of goodwill. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill in December 2003, and determined that there was no impairment as of December 31, 2003. A significant decline in our projected revenue or earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, loss of legal ownership or title to an asset, and any significant change in our strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results. Our revenues and related earnings were adversely impacted for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, primarily due to a decline of approximately 73% in influenza test sales in Japan, and a decrease of approximately 37% in domestic Strep A test sales, partially offset by increases in sales of approximately 37% for our influenza test in the U.S. and an aggregate 12% increase in sales for our other rapid immunoassay point-of-care products in the U.S.. We believe the revenue decline was seasonal in nature and do not believe there was any impairment as of March 31, 2004. Our other intangible assets, which are being amortized over a period of three to 12 years, include purchased technology, license agreements, patents, trademarks and a favorable lease.

        Amortization of intangibles was $0.5 million for both the three months ended March 31, 2004 and 2003.

Other Expense

        Other expense remained constant at $0.2 million for both the three months ended March 31, 2004 and 2003. The balance primarily relates to interest expense paid on obligations under capital leases, which are primarily related to our San Diego facility, partially offset by interest income associated with an increased cash balance.

Income Taxes

        Income tax provision was $0.2 million for the three months ended March 31, 2004 as compared to $1.1 million for the three months ended March 31, 2003.

Liquidity and Capital Resources

        Our principal source of liquidity has historically been cash flow from operations. Our principal requirements for cash currently are for the funding of operations and capital expenditures.

        At March 31, 2004, we had cash and cash equivalents of approximately $38.9 million compared to $25.6 million at December 31, 2003.

        The net increase in cash and cash equivalents for the three months ended March 31, 2004 was $13.3 million, the significant components of which are discussed below. The cash generated from operating activities of $9.1 million is largely comprised of our net earnings of $0.3 million, non-cash expenses of $1.6 million related to depreciation and amortization and a decrease in accounts receivables of $13.8 million, partially offset by increases in inventories of $1.9 million and decreases in accounts payable, accrued royalties and other accrued liabilities of $1.0 million, $1.9 million and $2.1 million, respectively. Another source of cash during the period was $5.2 million in proceeds from issuance of common stock in connection with our employee stock purchase plan and the exercise of outstanding options under our stock option plan. Our primary uses of cash for the three months ended March 31, 2004 were acquisitions of manufacturing equipment and assets related to information technology of $0.9 million, as well as payments on obligations under capital leases totaling $0.1 million.

        We have a $10 million term loan facility which matures in July 2008 and which bears interest at a rate equal to the lender's base rate minus one quarter of one percent. We also have a $10 million line of credit facility which matures in July 2004 and, at our option, bears interest at a rate equal to the lender's base rate minus one quarter of one percent or at the London InterBank Offering Rate plus two and one quarter percent. The agreements governing our line of credit and term loan facilities contain certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. As of March 31, 2004, there were no borrowings outstanding under either the line of credit or the term loan. As of March 31, 2004, we had $10 million of availability both under the line of credit and term loan, and we were in compliance with all covenants.

        We currently have planned approximately $4.5 million in capital expenditures for the remainder of 2004. The primary purpose for our capital expenditures is to acquire manufacturing equipment and information technology. We plan to fund these capital expenditures with cash flow from operations. We have approximately $3.4 million of firm purchase commitments with respect to such planned expenditures as of the date of this filing. These commitments largely relate to manufacturing equipment for our LTF™ product line.

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

Off-Balance Sheet Arrangements

        At March 31, 2004 and December 31, 2003, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        For indefinite-lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. We completed our annual evaluation for impairment of goodwill in December 2003, and determined there were no impairment indicators for the three months ended March 31, 2004.

        A valuation allowance of $13.3 million had been established against a portion of our deferred tax assets at December 31, 2002. As of December 31, 2003, we believed it was more likely than not that we would be able to realize the majority of our deferred tax asset through expected future taxable profits, and released approximately $13.3 million of a valuation allowance. As of March 31, 2004, we have recorded a valuation allowance of $1.9 million related to deferred tax assets created by the exercise and/or disposition of employee stock options in recent periods. Any tax benefits realized from the reduction of this valuation allowance will be recorded to additional paid-in capital. Should we determine that we would not be able to realize all or part of our other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made. As of March 31, 2004, we had $12.0 million in net deferred tax assets.

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

RISK FACTORS

Risks Related to Our Business

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

        On February 20, 2004, we filed a lawsuit (the "Action") in the U.S. District Court, Southern District of California (the "Court") against Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, and Applied Biotech, Inc. (collectively "Inverness"), as well as against Armkel LLC, for infringement of our U.S. Patent No. 4,943,522 (the "522 Patent"), which relates to lateral-flow technology, and for declaratory relief. We are seeking damages and injunctive relief against Inverness products that infringe our patented technology. Our claim for declaratory relief relates to nine Inverness-owned and Inverness-licensed patents (U.S. Patent Nos. 6,485,982: 5,989,921; 5,714,389; 6,352,862; 6,228,660; 6,187,598; 5,656,503; 5,622,871; and 5,602,040), and requests the Court to conclude that our lateral-flow products do not infringe these patents, and that the patents are invalid and unenforceable.

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

        We are also aware of Inverness's active participation in suing other third parties for patent infringement on the basis that it allegedly owns, or has an exclusive license to, patent rights covering aspects of current lateral flow technology. We believe that we have various defenses to claims that have been made or might be made, but no assurances can be given that we will prevail. Because of our current use of lateral flow technology and the fact that a substantial portion of our revenues are from products impacted by these disputes, our business would be materially and adversely affected if we are unable to successfully prosecute and/or defend against any such patent infringement allegations or to obtain a commercially reasonable license from Inverness.

        In addition, and as separate matters, two other industry participants have sent us letters during the third quarter of 2003 and the first quarter of 2004 suggesting that we obtain a sublicense to patents for which they are a licensee, with royalty amounts to be negotiated. We do not currently believe we will be required to pay royalties to these industry participants or other owners of intellectual property with a resulting material increase in our product cost, and an adverse effect on our profits; however, no assurance can be given that we would be able to obtain any license to third-party intellectual property under commercially reasonable terms, if at all.

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

        Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts. For example, total revenues decreased 19% to $19.7 million for the three months ended March 31, 2004, as compared to $24.4 million for the three months ended March 31, 2003. We experienced a decline of approximately 73% in influenza test sales in Japan, and a decrease of approximately 37% in domestic Group A Strep test sales, partially offset by increases in sales of approximately 37% for our influenza test in the U.S. and an aggregate 12% increase in sales of our other rapid immunoassay point-of-care products in the U.S.. Our sales estimates for future periods are closely based on estimated end-user demand for our products. Sales to our distribution partners would fall short of expectations if distributor inventories increase because of less than estimated end-user consumption.

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

        We devote a significant amount of financial resources to researching and developing new technologies, new products and new markets. The development, manufacture and sale of diagnostic products require a significant investment of resources. Moreover, no assurances can be given that our efforts to develop new technologies or products, including our efforts relating to the LTF™ technology platform and migration of products to that platform, will be successful. The development of new markets also requires a substantial investment of resources, such as new employees, offices and manufacturing facilities. As a result, we are likely to incur increased operating expenses as a result of our increased investment in sales and marketing activities, manufacturing scale-up and new product development associated with our efforts to:

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

        Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Six of our distributors, which are considered to be among the market leaders, accounted for approximately 69% and 64% of our net sales for the three months ended March 31, 2004 and 2003, respectively. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If net sales to these or any of our other significant distributors were to decrease in any material amount in the future, our business, operating results and financial condition could be materially adversely affected.

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

        In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. As of December 31, 2003, our estimated U.S. market share for some of our key POC products was 50% in pregnancy, 49% for influenza and 43% for Group A Strep tests. There are, however, a large number of multinational and regional competitors making investments in competing technologies and products, including several large pharmaceutical and diversified healthcare companies. These competitors include Beckman Coulter Primary Care Diagnostics, Becton, Dickinson and Company, Genzyme Diagnostics Corporation and Inverness. We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective than ours, or acquire market share from our products through more effective marketing or competitive pricing, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

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

        Our ability to obtain patents and licenses, and their benefits, is uncertain. We have 241 issued patents and approximately 43 patent applications pending. Our patents have expiration dates ranging from 2004 to 2020 and our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. In addition to the U.S., we have patents issued in Australia, Austria, Belgium, Canada, France, Germany, Italy, Japan, Korea, Lithuania, The Netherlands, Norway, Spain, South Africa, Sweden, Switzerland and the United Kingdom. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others and required to produce our products on commercially reasonable terms.

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

        The end-users of our products are primarily physicians and other healthcare providers. Use of our products would be adversely impacted if physicians do not receive reimbursement for the cost of our products by their patients' healthcare insurers or payors. Our net sales could also be adversely affected by changes in reimbursement policies of these governmental or private healthcare payors. In the U.S., healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in the U.S. in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may reduce the demand for our products or our ability to sell our products on a profitable basis.

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

        Our products are sold internationally, primarily to customers in Japan and Europe, including Germany, Italy and Poland. We currently sell and market through distributors in Asia-Pacific, Europe, the Middle East, Africa and Latin America and in other international locations by channeling products through distributor organizations and sales agents. Sales to foreign customers accounted for approximately 30% and 44% of our net sales for the three months ended March 31, 2004 and 2003, respectively, and are expected to continue to account for a significant percentage of our net sales. We also manufacture our urinalysis products in Marburg, Germany. International sales and manufacturing operations are subject to inherent economic, political and regulatory risks, which could increase our operating costs, result in shipment delays and impede our international growth. These foreign risks include:

  •
  exposure to currency exchange fluctuations, such as the 3% decrease in the value of the Euro against the U.S. dollar for the three months ended March 31, 2004 and the 20% increase in the value of the Euro against the U.S. dollar for the year ended December 31, 2003;

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

        The market price of our common stock has been highly volatile and has fluctuated substantially in the past. For example, between March 31, 2003 and March 31, 2004, the price of our common stock, as reported on the Nasdaq National Market System, has ranged from a low of $3.19 to a high of $13.98. We expect our common stock to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

  •
  declines in orders from major distributors as a result of lower than expected end-user demand, whether as a result of a light cold and flu season or otherwise;

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

        Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our common stock. As of March 31, 2004:

  •
  Approximately 31.5 million shares of our common stock had been issued in registered offerings and are freely tradable in the public markets.

  •
  In addition, approximately 3.9 million shares of our common stock were issuable upon exercise of stock options outstanding as of March 31, 2004 under our various stock option plans at a weighted average exercise price of $5.00 per share.

  •
  We had in effect registration statements under the Securities Act of 1933 registering approximately 4.2 million shares of common stock reserved under our employee stock option and purchase plans.

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

        The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at March 31, 2004. Based on our market risk sensitive instruments outstanding at March 31, 2004, and December 31, 2003, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

ITEM 4. Controls and Procedures

        As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 or 15d-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information (including information about our consolidated subsidiaries) required to be included in our periodic SEC reports.

        There were no changes in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We are also aware of Inverness's active participation in suing other third parties for patent infringement on the basis that it allegedly owns, or has an exclusive license to, patent rights covering aspects of current lateral flow technology. We believe that we have various defenses to claims that have been made or might be made, but no assurances can be given that we will prevail. Because of our current use of lateral flow technology and the fact that a substantial portion of our revenues are from products impacted by these disputes, our business would be materially and adversely affected if we are unable to successfully prosecute and/or defend against any such patent infringement allegations or to obtain a commercially reasonable license from Inverness.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1991.)

.2 3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated November 8, 2000.)
.1 4
Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (Incorporated by reference to Exhibit 1(A) to the Registrant's Registration Statement on Form 8-A filed on January 14, 1997.)
.2 4
Amended and Restated Rights Agreement dated as of May 24, 2002 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on May 29, 2002.)
.1(1) 10	Registrant's 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
.2(1) 10	Registrant's 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
.3(1) 10	Registrant's 1996 Non-Employee's Director Plan. (Incorporated by reference to Registrant's Proxy Statement filed on September 27, 1996.)
.4(1) 10	Registrant's 1998 Stock Incentive Plan. (Incorporated by reference to Registrant's Proxy Statement filed on July 8, 1998.)
.5(1) 10	Registrant's Amended and Restated 2001 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
.6(1) 10	Registrant's General Nonstatutory Stock Option Plan, as amended December 11, 2000 (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed on March 31, 2003.).
.7 10
Trademark License Agreement dated October 1, 1994 between the Registrant and Becton, Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended March 31, 1995.)
.8 10
Settlement Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended March 31, 1997.)
.9 10
Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended March 31, 1997.)
.10 10
Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended March 31, 1997.)
.11(1) 10	Employment Agreement dated September 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.)
.12(1) 10
Stock Option Agreement dated September 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.)

.13(1) 10
Amendment No. 1 to the Employment and Stock Option Agreement effective August 13, 2001 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2001.)
.14(1) 10	Employment Agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2001.)
.15(1) 10
Stock Option Agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2001.)
.16(1) 10
Amended Employment Agreement effective August 13, 2001 between the Registrant and S. Wayne Kay (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2001.)
.17(1) 10
Stock Option Agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2001.)
.18(1) 10
Employment Agreement dated as of August 28, 2003 between the Registrant and Matthew T. Heindel. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
.19 10
Master Revolving Note dated August 29, 2002 by Quidel Corporation in favor of Comerica Bank — California. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
.20 10
Variable Rate — Single Payment Note dated August 29, 2002 by Registrant in favor of Comerica Bank — California. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
.21 10
Security Agreement dated as of August 29, 2002 between Registrant and Comerica Bank — California. (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
.22 10
Business Loan Agreement dated of August 29, 2002 between Registrant and Comerica Bank — California. (Incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
.23 10	Form of Asset Sale Agreement — Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
.24 10	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
.25 10	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
.26 10	Form of Indemnification Agreement — Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2000.)
.27(1) 10	Change in Control Agreement dated February 27, 2003 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-Q for quarter ended March 31, 2003)

.28(1) 10	Change in Control Agreement dated February 28, 2003 between the Registrant and Paul E. Landers. (Incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-Q, period ended March 31, 2003)
.29(1) 10	Change in Control Agreement dated April 13, 2003 between the Registrant and Mark E. Paiz. (Incorporated by reference to Exhibit 10.34 to the Registrant's 10-Q, March 31, 2003)
.30(1) 10
Change in Control Agreement dated as of September 15, 2003 between the Registrant and Matthew T. Heindel. (Incorporated by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
.1* 31	Certification by Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
.2* 31	Certification by Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
.1* 32	Certifications by Chief Executive Officer and Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(1)
Indicates a management plan or compensatory plan or arrangement.

(b)
Reports on Form 8-K filed or furnished in the quarter ended March 31, 2004

On February 11, 2004, we furnished a current report on Form 8-K announcing the issuance of a press release announcing the financial results for our fourth fiscal quarter and fiscal year ended December 31, 2003.

On February 23, 2004, we filed a current report on Form 8-K announcing the issuance of a press release announcing the filing of a lawsuit for patent infringement against Inverness Medical Innovations, Inc. and Applied Biotech, Inc. related to fundamental, lateral-flow technology.

On February 27, 2004, we furnished a current report on Form 8-K announcing the issuance of a press release announcing our revised 2004 financial guidance due to expected litigation expenses for previously announced patent lawsuits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	QUIDEL CORPORATION
/s/ S. WAYNE KAY S. Wayne Kay President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ PAUL E. LANDERS Paul E. Landers Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)

QuickLinks

QUIDEL CORPORATION FORM 10-Q FOR THE QUARTER ENDED March 31, 2004
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
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
Risks Related to Our Business
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
  PART II OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE