Form 10-Q
period 2004-09-30
QUIDEL CORP /DE/
filed 2004-11-09
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
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

        As of October 20, 2004, 31,687,083 shares of common stock were outstanding.

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2004

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,203	$25,627
Accounts receivable, net	8,749	24,143
Inventories, net	12,450	9,495
Deferred tax asset	8,238	5,046
Other current assets	1,480	1,605

Total current assets	61,120	65,916
Property and equipment, net	21,452	20,830
Intangible assets, net	20,943	22,635
Other non-current assets	8,110	8,044

Total assets	$111,625	$117,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,679	$5,233
Accrued royalties	860	3,450
Current portion of obligations under capital leases	571	519
Other accrued liabilities	4,741	7,185

Total current liabilities	10,851	16,387
Deferred rent	1,836	1,581
Capital leases, net of current portion	9,240	9,677
Stockholders' equity:
Common stock	32	31
Additional paid-in capital	152,453	146,836
Accumulated other comprehensive earnings	1,142	1,199
Accumulated deficit	(63,929)	(58,286)

Total stockholders' equity	89,698	89,780

Total liabilities and stockholders' equity	$111,625	$117,425

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
REVENUES
Net sales	$13,037	$18,313	$45,876	$60,573
Research contracts, license fees and royalty income	1,114	306	2,293	1,319

Total revenues	14,151	18,619	48,169	61,892
COSTS AND EXPENSES
Cost of sales	7,568	9,158	24,377	29,571
Research and development	2,584	1,901	8,017	6,239
Sales and marketing	3,495	4,343	10,831	13,283
General and administrative	5,054	2,027	11,697	7,240
Restructuring charge	—	1,376	—	2,208
Amortization of intangibles	519	519	1,556	1,539

Total costs and expenses	19,220	19,324	56,478	60,080

Earnings (loss) from operations	(5,069)	(705)	(8,309)	1,812
OTHER INCOME (EXPENSE)
Interest income	98	37	273	70
Interest expense	(220)	(224)	(668)	(743)
Other	42	103	169	264

Total other income (expense)	(80)	(84)	(226)	(409)

Earnings (loss) before provision for income taxes	(5,149)	(789)	(8,535)	1,403
Provision (benefit) for income taxes	(1,504)	(308)	(2,892)	561

Net earnings (loss)	$(3,645)	$(481)	$(5,643)	$842

Basic and diluted earnings (loss) per share	$(0.12)	$(0.02)	$(0.18)	$0.03

Weighted shares used in basic per share calculation	31,618	29,125	31,382	29,011

Weighted shares used in diluted per share calculation	31,618	29,125	31,382	29,955

See accompanying notes.

QUIDEL CORPORATION CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine months ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net cash provided by operating activities	$2,943	$13,885
INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,798)	(1,836)
Other	(89)	102

Net cash used for investing activities	(3,887)	(1,734)
FINANCING ACTIVITIES:
Payments on obligations under capital leases	(385)	(337)
Net proceeds from issuance of common stock and warrants	5,618	1,021

Net cash provided by financing activities	5,233	684
Effect of exchange rate fluctuations on cash and cash equivalents	287	43

Net increase in cash and cash equivalents	4,576	12,878
Cash and cash equivalents, beginning of period	25,627	2,910

Cash and cash equivalents, end of period	$30,203	$15,788

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$647	$662

Cash paid during the period for income taxes	$300	$650

See accompanying notes.

Quidel Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Quidel Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, is unaudited. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K.

        The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, the calendar quarter end date is used herein.

Note 2. Comprehensive Earnings

        The components of comprehensive earnings (loss) are as follows (in thousands; unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net earnings (loss)	$(3,645)	$(481)	$(5,643)	$842
Foreign currency translation adjustment	28	(121)	(57)	484

Comprehensive earnings (loss)	$(3,617)	$(602)	$(5,700)	$1,326

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

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.0%	3.8%	3.0%	3.8%
Expected option life (years)	5.3	5.9	5.3	5.9
Volatility	0.82	0.83	0.82	0.83
Dividend rate	0%	0%	0%	0%

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee and director stock option plans have characteristics significantly different from those of traded options, the resulting pro forma compensation cost may not be representative of the compensation cost expected in future years. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards for the three and nine months ended September 30, 2004 and 2003, consistent with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as indicated below (in thousands, except per share data; unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net earnings (loss)—as reported	$(3,645)	$(481)	$(5,643)	$842
Net loss—pro forma	(4,080)	(1,471)	(7,479)	(1,920)
Basic and diluted earnings (loss) per share—as reported	(0.12)	(0.02)	(0.18)	0.03
Basic and diluted loss per share—pro forma	(0.13)	(0.05)	(0.24)	(0.07)

Note 4. Computation of Earnings Per Share

        Basic earnings per share was computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options. Potentially dilutive shares have not been included for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004, as their inclusion would be antidilutive.

        The following table reconciles the weighted average shares used in computing basic and diluted earnings per share in the respective periods (in thousands; unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Shares used in basic earnings (loss) per share (weighted average common shares outstanding)	31,618	29,125	31,382	29,011
Effect of dilutive stock options	—	—	—	944

Shares used in diluted earnings (loss) per share calculation	31,618	29,125	31,382	29,955

Note 5. Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)
Raw materials	$4,283	$3,442
Work-in-process	5,454	3,541
Finished goods	2,713	2,512

	$12,450	$9,495

Note 6. Deferred Revenue

        During the quarter ended June 30, 2004, the Company entered into a joint development agreement with another company. In connection with this agreement, the Company had received approximately $1.6 million in upfront fees, which had been recorded as deferred revenue and included in other accrued liabilities in the accompanying balance sheet. A portion of this amount will be recognized as contract revenue ratably over the period of development, which is expected to be through the third quarter of 2006, while the remainder will be recognized as contract revenue as certain milestones are completed. During the quarter ended September 30, 2004, the Company recorded contract revenue of approximately $0.8 million related to milestones completed in connection with the joint development agreement $0.3 million of which had already been received and $0.5 million of which is included in other receivables at September 30, 2004. The deferred revenue balance is $1.3 million as of September 30, 2004.

Note 7. Income Taxes

        A valuation allowance of $13.3 million had been established against a portion of the Company's deferred tax assets at December 31, 2002. As of December 31, 2003, the Company believed it was more likely than not that it would be able to realize the majority of its deferred tax asset through expected future taxable profits, and released approximately $13.3 million of the valuation allowance in the fourth quarter of 2003. As of September 30, 2004, the Company has recorded a valuation allowance of $1.9 million related to deferred tax assets created by the exercise and/or disposition of employee stock options in recent periods. Any tax benefits realized from the reduction of this valuation allowance will be recorded to additional paid-in capital. As of September 30, 2004, the Company assessed its deferred tax asset. While the Company's revenues and related earnings for the nine months ended September 30, 2004 were lower than expected, the Company does not believe a valuation allowance is necessary. The Company will continue to assess its deferred tax asset in the fourth quarter of 2004. The Company may propose a valuation allowance if it determines that its future earnings, among other factors, do not support the deferred tax asset. Should the Company determine that it would not be able to realize all or part of its other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made. As of September 30, 2004, the Company had $15.4 million in net deferred tax assets.

        The Company also reserves for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns. The Company establishes the reserves based on its assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserves.

Note 8. Stockholders' Equity

        During the nine months ended September 30, 2004, 1,176,604 shares of common stock were issued due to the exercise of common stock options and 54,422 shares of common stock were issued in connection with the Company's employee stock purchase plan, resulting in proceeds to the Company of approximately $5.6 million.

Note 9. Recent Accounting Pronouncements

        In October 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R would require all companies to measure compensation cost for all share-based payments at fair value and would be effective for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement 123R is encouraged. The Company will be analyzing its options for adoption of SFAS No. 123R which becomes effective July 1, 2005. The Company has disclosed the pro forma effect of SFAS No. 123 in Note 3.

Note 10. Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the U.S. represented 29% and 44% of total sales for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and December 31, 2003, balances due from foreign customers were $2.5 million and $11.5 million, respectively.

        The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Nine months ended September 30,
	2004	2003
Customer:
A	15%	15%
B	14%	3%
C	10%	7%
D	10%	3%
E	6%	27%

        As of September 30, 2004, accounts receivable from customers with a balance due in excess of 10% of total accounts receivable totaled $4.7 million while at December 31, 2003, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $16.2 million.

        The following presents net sales for the nine months ended September 30, 2004 and 2003 and long-lived assets as of September 30, 2004 and December 31, 2003 by geographic territory (in thousands):

			Net Sales Nine months ended September 30,
	Long-Lived Assets
	September 30, 2004	December 31, 2003
			2004	2003
United States operations:
Domestic	$21,204	$20,467	$32,720	$33,698
Foreign	—	—	12,582	22,145
Foreign operations	248	363	574	4,730

Total	$21,452	$20,830	$45,876	$60,573

Note 11. Restructuring

        In April 2003, the Company announced and implemented a restructuring plan (the "Restructuring Plan"). The Restructuring Plan was primarily driven by manufacturing automation in the Company's San Diego facility, completion of certain research and development projects, implementation of the Company's BaaN enterprise resource planning system in its Santa Clara facility, and the transition of the Company's foreign sales and support offices to independent distributors. The Restructuring Plan included a workforce reduction of 63 positions (18% of the Company's total workforce at such time) and closure of the Company's sales and support offices in Heidelberg, Germany and Milan, Italy. The Company recorded a restructuring charge of approximately $2.2 million during 2003. The significant components of the restructuring charge in 2003 were $1.3 million for employee severance costs, $0.5 million for contractual lease and commercial contract terminations, $0.3 million for professional fees and $0.1 million for impairment charges related to assets that were deemed obsolete due to restructuring activities. As of September 30, 2004, the entire $2.2 million of the restructuring charge has been paid.

        The following table provides information regarding the Company's liabilities relating to its restructuring activity (in thousands; unaudited):

	Severance	Facilities Consolidation and Contract Termination	Professional Fees	Asset Impairments	Total
2003 Activity
Total charges	$1,300	$500	$300	$100	$2,200
Cash payments	(1,100)	(300)	(300)	—	(1,700)
Non-cash adjustments	—	—	—	(100)	(100)

Liability at December 31, 2003	$200	$200	$—	$—	$400

2004 Activity
Cash payments	(200)	(200)	—	—	(400)

Liability at September 30, 2004	$—	$—	$—	$—	$—

Note 12. Patent Litigation

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

        On March 9, 2004, Inverness and a related party filed, in the U.S. District Court, Southern District of California, denials of the Company's allegations of infringement in the Action, allegations that the Company's "522 Patent is invalid and unenforceable, as well as counterclaims for patent infringement against the Company. On March 12, 2004, Armkel LLC filed, in the U.S. District Court, Southern District of California, an answer to the Company's request for declaratory relief and counterclaims for patent infringement against the Company. The counterclaims by Inverness and the related parties and by Armkel LLC allege that the Company's immunoassay test products, including its tests for influenza, pregnancy, strep, and H pylori, infringe eight of the nine Inverness patents that the Company identified in the Action. In addition, Inverness Medical Switzerland GmbH, Wampole Laboratories, LLC, and Applied BioTech, Inc. filed a separate complaint against the Company alleging that its immunoassay test devices also infringe a ninth patent owned by Inverness, U.S. Patent No. 6,534,320. The relief requested in these claims and counterclaims against the Company includes damages and preliminary and permanent injunctive relief to the effect that if this relief is granted, the Company would be required to cease and desist from manufacturing, selling, marketing, using, and inducing others to use products that represent a substantial majority of the Company's revenues.

        On May 6, 2004, the Company filed responses to Inverness' claims and counterclaims, and filed claims for declaratory relief that three additional Inverness-owned patents (U.S. Patents Nos. 5,120,643; 5,578,577; and 4,956,302) are not infringed by the Company's lateral flow products and are invalid and unenforceable. On June 8, 2004, Inverness filed a motion to dismiss the Company's claims for declaratory relief, but on October 5, 2004, the Court denied Inverness' motion.

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

        On February 17, 2004, the Company's German affiliate Quidel Deutschland GmbH was provided with a copy of a lawsuit that Inverness Medical Switzerland GmbH, another Inverness subsidiary, and Preymed had apparently filed on or about February 4, 2004 in District Court in Düsseldorf, Germany, which names the Company, Quidel Deutschland GmbH, and its distributor, Progen Biotechnik GmbH, as defendants. The lawsuit alleges that the Company and the other defendants are infringing two Inverness-owned European patents, EP 0 291 194 and EP 0 560 411, and is directed at the Company's lateral flow test devices, including its tests for pregnancy, strep, H pylori, and Chlamydia. The suit seeks injunctive relief, an accounting, damages and annulment. If the Court grants injunctive relief, the Company will be required to cease and desist from manufacturing, selling, marketing, using, and importing its lateral flow products in Germany. An oral hearing in this lawsuit is scheduled for January 27, 2005.

        The Company filed notices of intervention challenging the validity of EP 0 560 411 in the European Patent Office (the "EPO") on April 23, 2004 and September 29, 2004. A hearing is scheduled before the EPO on December 1, 2004. On September 22, 2004, the Company filed an action challenging the validity of EP 0 291 194 in the German Patent Court. On September 16, 2004, the Company filed a lawsuit in the District Court of Mannheim, Germany alleging that Inverness' affiliate, Unipath Diagnostics GmbH, is infringing our European patent EP 0 296 724 in Germany and seeking damages and injunctive relief. An oral hearing in this lawsuit is scheduled for March 4, 2005.

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

Overview

        We are a worldwide leader in developing, manufacturing and marketing point-of-care ("POC") rapid diagnostic tests for the detection and management of a variety of medical conditions and illnesses. Our current product areas include pregnancy, infectious diseases, autoimmune diseases, osteoporosis and urinalysis, for professional and research use. In the U.S., we lead the professional market in several POC product categories for sales through medical product distributors. This leadership position includes an estimated 51%, 49% and 43% professional market share in influenza, pregnancy and Group A Strep products, respectively, as of June 30, 2004. Our products provide healthcare professionals with accurate and cost-effective diagnostic information at the POC. We sell our products to professionals for use in physician offices, hospitals, clinical laboratories and wellness screening centers. We focus our products substantially on women's and family health in areas such as reproduction, infectious diseases, general health screening and diseases associated with the elderly.

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

Results of Operations

Net Sales

        Net sales decreased 29% to $13.0 million for the three months ended September 30, 2004 from $18.3 million for the three months ended September 30, 2003 and decreased 24% to $45.9 million for the nine months ended September 30, 2004 from $60.6 million for the nine months ended September 30, 2003. The decrease for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was primarily due to a delay in shipments of our new influenza A+B test in Japan, partially offset by increased sales of our influenza products in the U.S. The delay in Japan was largely driven by a weak flu season early in the year, which resulted in significant quantities of our influenza A/B test remaining in our Japanese distributor's distribution channel. The decrease for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was impacted by factors as noted above in the third quarter, and, we believe, the result of our sales being adversely impacted by a drop off in orders for Strep A test products as a result of distributor confusion or concern created by ongoing intellectual property litigation.

Distribution Developments and Trends

        Our sales estimates for future periods are closely based on estimated end-user demand for our products. Sales to our distribution partners would fall short of expectations if distributor inventories increase because of less than estimated end-user consumption or if distributor concerns over the intellectual property litigation increase. A significant portion of our international sales includes sales of our influenza tests through our distribution partner in Japan. Due to a weak flu season in Japan, which ended abruptly in the first quarter of 2004, our Japanese distributor has significant quantities of our influenza A/B test in its distribution channel. Given current estimates of these quantities, we believe that shipments of our new influenza A+B test in Japan will commence in the fourth quarter of 2004 after the sale of the remaining influenza A/B product.

Research Contracts, License Fees and Royalty Income

        Research contracts, license fees and royalty income increased to $1.1 million for the three months ended September 30, 2004 from $0.3 million for the three months ended September 30, 2003 and increased to $2.3 million for the nine months ended September 30, 2004 from $1.3 million for the nine months ended September 30, 2003. The revenues for all periods include royalties received on our patented technologies utilized by third parties. The agreements covering these royalty payments extends through November 2009, the expiration date of the patents. Additionally, we achieved certain milestones related to a joint development agreement entered into in June 2004 and accordingly recognized $0.8 million and $1.0 million of contract revenue for the three and nine months ended September 30, 2004, respectively.

Cost of Sales and Gross Profit From Net Sales

        Gross profit decreased to $5.5 million for the three months ended September 30, 2004 from $9.2 million for the three months ended September 30, 2003 and decreased to $21.5 million for the nine months ended September 30, 2004 from $31.0 million for the nine months ended September 30, 2003. Gross profit as a percentage of net sales decreased to 42% for the three months ended September 30, 2004 from 50% for the three months ended September 30, 2003 and decreased to 47% for the nine months ended September 30, 2004 from 51% for the nine months ended September 30, 2003. The decreases for both the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 were primarily due to lower sales of our higher margin influenza and Strep A tests and a less favorable product mix. For the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, the decreases were partially offset by cost savings relating to our restructuring activities during 2003.

Research and Development Expense

        Research and development expense increased to $2.6 million for the three months ended September 30, 2004 from $1.9 million for the three months ended September 30, 2003 and increased to $8.0 million for the nine months ended September 30, 2004 from $6.2 million for the nine months ended September 30, 2003. Research and development expense as a percentage of net sales increased to 20% for the three months ended September 30, 2004 from 10% for the three months ended September 30, 2003 and increased to 17% for the nine months ended September 30, 2004 from 10% for the nine months ended September 30, 2003. The absolute dollar increases for both the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 were primarily due to additional employees and project supplies related to our continued focus on our LTF™ ("Layered Thin Film") technology. For the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, the increases were partially offset by cost savings relating to our restructuring activities during 2003. We believe that the LTF immunoassay feasibility will be completed during 2004. Upon achieving feasibility, it is our intention to commence the transfer of hCG, Strep A, and Influenza A + B to the new LTF immunoplatform.

        We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

Sales and Marketing Expense

        Sales and marketing expense decreased to $3.5 million for the three months ended September 30, 2004 from $4.3 million for the three months ended September 30, 2003 and decreased to $10.8 million for the nine months ended September 30, 2004 from $13.3 million for the nine months ended September 30, 2003. Sales and marketing expense as a percentage of net sales increased to 27% for the three months ended September 30, 2004 from 24% for the three months ended September 30, 2003 and increased to 24% for the nine months ended September 30, 2004 from 22% for the nine months ended September 30, 2003. The absolute dollar decreases for both the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 were primarily due to cost savings relating to our restructuring activities during 2003, including the closure of our sales and support offices in Germany and Italy.

General and Administrative Expense

        General and administrative expense increased to $5.1 million for the three months ended September 30, 2004 from $2.0 million for the three months ended September 30, 2003 and increased to $11.7 million for the nine months ended September 30, 2004 from $7.2 million for the nine months ended September 30, 2003. General and administrative expense as a percentage of net sales increased to 39% for the three months ended September 30, 2004 from 11% for the three months ended September 30, 2003 and increased to 25% for the nine months ended September 30, 2004 from 12% for the nine months ended September 30, 2003. The absolute dollar increases for both the three and nine months ended September 30, 2004 were primarily due to legal fees associated with our intellectual property litigation, professional fees related to compliance with the Sarbanes-Oxley Act of 2002 as well as costs incurred in connection with the hiring of a new Chief Executive Officer and departure of our former Chief Executive Officer, partially offset by higher professional fees during 2003 related to the re-audit of our fiscal 2001 financial statements and certain tax consulting projects and by cost savings relating to our restructuring activities during 2003.

Amortization of Intangibles

        On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142,"), which eliminated the amortization of goodwill. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill in December 2003, and determined that there was no impairment as of December 31, 2003. A significant decline in our projected revenue, earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, loss of legal ownership or title to an asset, and any significant change in our strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results. Our revenues and related earnings were adversely impacted for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This was primarily due to a delay in shipments of our new influenza A+B test in Japan, and, we believe, the result of our sales being adversely impacted by a drop off in orders for Strep A test products as a result of distributor confusion or concern created by ongoing intellectual property litigation. We believe the revenue decline relating to influenza sales was seasonal in nature and the revenue decline relating to Strep A test sales was primarily related to short-term distributor confusion or concern created by ongoing intellectual property litigation. As a result, we do not believe there was any impairment as of September 30, 2004. Our other intangible assets, which are being amortized over a period of three to 12 years, include purchased technology, license agreements, patents, trademarks and a favorable lease.

        Amortization of intangibles was $0.5 million for both the three months ended September 30, 2004 and 2003 and increased to $1.6 million for the nine months ended September 30, 2004 from $1.5 million for the nine months ended September 30, 2003.

Other Income and Expense

        Other expense was $0.1 million for the both the three months ended September 30, 2004 and 2003 while other expense decreased to $0.2 million for the nine months ended September 30, 2004 from $0.4 million for the nine months ended September 30, 2003. The balance for all periods primarily relates to interest expense paid on obligations under capital leases, which are primarily related to our San Diego facility, partially offset by interest income associated with an increased cash balance.

Income Taxes

        Income tax benefit was $1.5 million for the three months ended September 30, 2004 as compared to $0.3 million for the three months ended September 30, 2003. Income tax benefit was $2.9 million for the nine months ended September 30, 2004 as compared to an income tax provision of $0.6 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

        Our principal source of liquidity has historically been cash flow from operations. Our principal requirements for cash currently are for the funding of operations and capital expenditures.

        At September 30, 2004, we had cash and cash equivalents of approximately $30.2 million compared to $25.6 million at December 31, 2003.

        The net increase in cash and cash equivalents for the nine months ended September 30, 2004 was $4.6 million, the significant components of which are discussed below. The cash generated from operating activities of $2.9 million is largely comprised of our net loss of $5.6 million, non-cash expenses of $4.8 million related to depreciation and amortization and a decrease in accounts receivables of $15.4 million, partially offset by increases in inventories of $3.0 million and decreases in accounts payable, accrued royalties and other accrued liabilities of $0.5 million, $2.6 million and $2.7 million, respectively. Another financing source of cash during the period was $5.6 million in proceeds from issuance of common stock in connection with our employee stock purchase plan and the exercise of outstanding options under our stock option plans. Our primary uses of cash for the nine months ended September 30, 2004 were acquisitions of manufacturing equipment related to our LTF product line and assets related to information technology of $3.8 million, as well as payments on obligations under capital leases totaling $0.4 million.

        We have a $10 million term loan facility, which matures in 2008 and which bears interest at a rate equal to the lender's base rate minus one quarter of one percent. We also have a $10 million line of credit facility, which was set to mature in July 2004; however, at our request, the line of credit has been extended to January 2005 while we negotiate the terms of a new credit facility. At our option, the current credit facility bears interest at a rate equal to the lender's base rate minus one quarter of one percent or at the London InterBank Offering Rate plus two and one quarter percent. The agreements governing our line of credit and term loan facilities contain certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. As of September 30, 2004, there were no borrowings outstanding under either the line of credit or the term loan. As of September 30, 2004, we had $10 million of availability both under the line of credit and term loan, and we believe we were in compliance with all covenants.

        We currently have planned approximately $2.5 million in capital expenditures for the remainder of 2004. The primary purpose for our capital expenditures is to acquire manufacturing equipment and information technology. We plan to fund these capital expenditures with cash flow from operations. We have approximately $1.0 million of firm purchase commitments with respect to such planned expenditures as of the date of this filing. These commitments largely relate to manufacturing equipment for our LTF product line.

        We also intend to continue evaluation of acquisition and technology licensing candidates. As such, we may need to incur additional debt, or sell additional equity, to successfully complete these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on our current cash position and current assessment of future operating results, we believe that our existing sources of liquidity will be adequate to meet operating needs during the next 12 months.

Off-Balance Sheet Arrangements

        At September 30, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        We record revenues from product sales. These revenues are recorded net of rebates and other discounts which are estimated at the time of sale, and are largely driven by various customer program offerings, including promotions and other volume-based incentives. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue passes upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. We also earn income from the licensing of technology and earn income for performing services under a joint development agreements. Royalty income from the grant of license rights is recorded during the period the cash is received from the licensee. Milestone payments are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Income earned from licensing and distribution activities is classified under revenues in the accompanying consolidated statements of operations.

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

        For indefinite-lived intangible assets, impairment is tested by comparing the carrying value of the assets to the fair value of the reporting unit to which they are assigned. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. We completed our annual evaluation for impairment of goodwill in December 2003, and have also determined there was no impairment as of September 30, 2004.

        A valuation allowance of $13.3 million had been established against a portion of our deferred tax assets at December 31, 2002. As of December 31, 2003, we believed it was more likely than not that we would be able to realize the majority of our deferred tax asset through expected future taxable profits, and released approximately $13.3 million of the valuation allowance in the fourth quarter of 2003. As of September 30, 2004, we recorded a valuation allowance of $1.9 million related to deferred tax assets created by the exercise and/or disposition of employee stock options in recent periods. Any tax benefits realized from the reduction of this valuation allowance will be recorded to additional paid-in capital. As of September 30, 2004, we assessed our deferred tax asset. While our revenues and related earnings for the nine months ended September 30, 2004 were lower than expected, we do not believe a valuation allowance is necessary. We will continue to assess our deferred tax asset in the fourth quarter of 2004. We may propose a valuation allowance if we determine our future earnings, among other factors, do not support our deferred tax asset. Should we determine that we would not be able to realize all or part of our other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made. As of September 30, 2004, we had $15.4 million in net deferred tax assets.

        We also reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns. We establish the reserves based on our assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserves.

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

        On May 6, 2004, we filed responses to Inverness' claims and counterclaims, and filed claims for declaratory relief that three additional Inverness-owned patents (U.S. Patents Nos. 5,120,643; 5,578,577; and 4,956,302) are not infringed by our lateral flow products and are invalid and unenforceable. On June 8, 2004, Inverness filed a motion to dismiss our claims for declaratory relief, but on October 5, 2004, the Court denied Inverness' motion.

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

        On February 17, 2004, our German affiliate Quidel Deutschland GmbH was provided with a copy of a lawsuit that Inverness Medical Switzerland GmbH, another Inverness subsidiary, and Preymed had apparently filed on or about February 4, 2004 in District Court in Düsseldorf, Germany, which names us, Quidel Deutschland GmbH, and our distributor, Progen Biotechnik GmbH, as defendants. The lawsuit alleges that we and the other defendants are infringing two Inverness-owned European patents, EP 0 291 194 and EP 0 560 411, and is directed at our lateral flow test devices, including our tests for pregnancy, strep, H pylori, and Chlamydia. The suit seeks injunctive relief, an accounting, damages and annulment. If the Court grants injunctive relief, we will be required to cease and desist from manufacturing, selling, marketing, using, and importing our lateral flow products in Germany. An oral hearing in this lawsuit is scheduled for January 27, 2005.

        We filed notices of intervention challenging the validity of EP 0 560 411 in the European Patent Office (the "EPO") on April 23, 2004 and September 29, 2004. A hearing is scheduled before the EPO on December 1, 2004. On September 22, 2004, we filed an action challenging the validity of EP 0 291 194 in the German Patent Court. On September 16, 2004, we filed a lawsuit in the District Court of Mannheim, Germany alleging that Inverness' affiliate, Unipath Diagnostics GmbH, is infringing our European patent EP 0 296 724 in Germany and seeking damages and injunctive relief. An oral hearing in this lawsuit is scheduled for March 4, 2005.

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

        Additionally, as previously disclosed and as separate matters, two other industry participants sent us letters during the third quarter of 2003 and the first quarter of 2004 suggesting that we obtain a license to patents for which they have enforcement rights. We are continuing to assess the relevant intellectual property in light of our own business strategies, new information we have received and the costs and risks associated with defending our position. In this regard, we are currently discussing and evaluating the requests, which may result in royalty-bearing licenses in a future period. While we cannot predict the outcome or financial impact of our discussions with these industry participants, any royalty payments could result in a material increase in our product cost and have a material adverse effect on our profits. No assurance can be given that we would be able to obtain any license to third-party intellectual property under commercially reasonable terms, if at all.

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

        Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts. For example, total revenues decreased 22% to $48.2 million for the nine months ended September 30, 2004, as compared to $61.9 million for the nine months ended September 30, 2003. This was primarily due to a delay in shipments of our new influenza A+B test in Japan, and, we believe, the result of our sales being adversely impacted by a drop off in orders for Strep A test products as a result of distributor confusion or concern created by ongoing intellectual property litigation. Our sales estimates for future periods are closely based on estimated end-user demand for our products. Sales to our distribution partners would fall short of expectations if distributor inventories increase because of less than estimated end-user consumption or if distribution concerns over the intellectual property litigation increase. A significant portion of our international sales includes sales of our influenza tests through our distribution partner in Japan. Due to a weak flu season in Japan, which ended abruptly in the first quarter of 2004, our Japanese distributor has significant quantities of our influenza A/B test in its distribution channel. Given current estimates of these quantities, we believe that the launch of our new influenza A+B test in Japan will commence in the fourth quarter of 2004 after the sale of the remaining influenza A/B product.

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

  •
  significant quantities of our product in our distributors' inventories or distribution channels; and

  •
  changes in distributor buying patterns.

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

        Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 55% of our net sales for both the nine months ended September 30, 2004 and 2003, respectively. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives can be timely found. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If net sales to these or any of our other significant distributors were to decrease in any material amount in the future, our business, operating results and financial condition could be materially and adversely affected.

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

        In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. As of June 30, 2004, our estimated U.S. professional market share for some of our key POC products was 51% in influenza, 49% for pregnancy and 43% for Group A Strep tests. There are, however, a large number of multinational and regional competitors making investments in competing technologies and products, including several large pharmaceutical and diversified healthcare companies. These competitors include Beckman Coulter Primary Care Diagnostics, Becton, Dickinson and Company, Genzyme Diagnostics Corporation and Inverness. We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective than ours, or acquire market share from our products through more effective marketing or competitive pricing, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

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

        Our ability to obtain patents and licenses, and their benefits, is uncertain. We have 242 issued patents both in the U.S. and internationally. Additionally, we have 62 patent applications pending throughout the world. Our patents have expiration dates ranging from 2004 to 2020 and our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. In addition to the U.S., we have patents issued in Australia, Austria, Belgium, Canada, France, Germany, Italy, Japan, Korea, Lithuania, The Netherlands, Norway, Spain, South Africa, Sweden, Switzerland and the United Kingdom. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others and required to produce our products on commercially reasonable terms.

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

        Our future success depends in part on our ability to retain our key technical, sales, marketing and executive personnel and our ability to identify and hire additional qualified personnel. Competition for these personnel is intense, both in the industry in which we operate and also in San Diego and Santa Clara where our headquarters and the majority of our operations are located. In addition, we expect to further grow our operations, and our needs for additional management and other key personnel may increase. If we are not able to retain existing key personnel, or identify and hire additional qualified personnel to meet expected growth, our business could be adversely impacted.

We are exposed to business risks which, if not covered by insurance, could have an adverse effect on our profits.

        Claims may be made against us for types of damages, or for amounts of damages, that are not covered by our insurance. For example, although we currently carry product liability insurance for liability losses, there is a risk that product liability or other claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, if we are held liable, our existing insurance may not be renewed at the same cost and level of coverage as currently in effect, or may not be renewed at all. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of product liability matters or from some other matter, that claim could have a material adverse effect on our results of operations and profitability.

We face risks relating to our international sales and foreign operation, including the risk of currency fluctuations, which could increase our costs or stifle our growth opportunities.

        Our products are sold internationally, primarily to customers in Japan and Europe, including Germany, Italy and Poland. We currently sell and market through distributors in Asia-Pacific, Europe, the Middle East, Africa and Latin America and in other international locations by channeling products through distributor organizations and sales agents. Sales to foreign customers accounted for 29% and 44% of our net sales for the nine months ended September 30, 2004 and 2003, respectively, and are expected to continue to account for a significant percentage of our net sales. We also manufacture our urinalysis products in Marburg, Germany. International sales and manufacturing operations are subject to inherent economic, political and regulatory risks, which could increase our operating costs, result in shipment delays and impede our international growth. These foreign risks include:

  •
  exposure to currency exchange fluctuations, such as the 2% decrease in the value of the Euro against the U.S. dollar for the nine months ended September 30, 2004 and the 20% increase in the value of the Euro against the U.S. dollar for the year ended December 31, 2003;

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

        The market price of our common stock has been highly volatile and has fluctuated substantially in the past. For example, between September 30, 2003 and September 30, 2004, the price of our common stock, as reported on the Nasdaq National Market System, has ranged from a low of $3.00 to a high of $13.98. We expect our common stock to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

        Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our common stock. As of September 30, 2004:

  •
  Approximately 31.6 million shares of our common stock had been issued in registered offerings and are freely tradable in the public markets.

  •
  In addition, approximately 4.0 million shares of our common stock were issuable upon exercise of stock options outstanding as of September 30, 2004 under our various stock option plans at a weighted average exercise price of $4.69 per share.

  •
  We had in effect registration statements under the Securities Act of 1933 registering approximately 6.0 million shares of common stock reserved under our stock option and employee stock purchase plans.

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

        The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at September 30, 2004. Based on our market risk sensitive instruments outstanding at September 30, 2004, and December 31, 2003, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

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

        In response to recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes Oxley Act of 2002, we continue to devote significant resources and time to comply with these new requirements. In particular, we are currently undertaking a full analysis and documentation of our internal control over financial reporting. In the course of this analysis, preliminary tests have identified deficiencies in our internal controls. We have taken, and continue to implement, certain remedial measures with respect to these internal control deficiencies. Management and the Audit Committee believe that the internal control deficiencies, as mitigated by other manual procedures and processes, individually or in the aggregate, did not have a material effect on our financial statements for the period ended September 30, 2004. Our testing and analysis is continuing and we anticipate being completed with our evaluation of our internal control over financial reporting by December 31, 2004.

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

        On May 6, 2004, we filed responses to Inverness' claims and counterclaims, and filed claims for declaratory relief that three additional Inverness-owned patents (U.S. Patents Nos. 5,120,643; 5,578,577; and 4,956,302) are not infringed by our lateral flow products and are invalid and unenforceable. On June 8, 2004, Inverness filed a motion to dismiss our claims for declaratory relief, but on October 5, 2004, the Court denied Inverness' motion.

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

        On February 17, 2004, our German affiliate Quidel Deutschland GmbH was provided with a copy of a lawsuit that Inverness Medical Switzerland GmbH, another Inverness subsidiary, and Preymed had apparently filed on or about February 4, 2004 in District Court in Düsseldorf, Germany, which names us, Quidel Deutschland GmbH, and our distributor, Progen Biotechnik GmbH, as defendants. The lawsuit alleges that we and the other defendants are infringing two Inverness-owned European patents, EP 0 291 194 and EP 0 560 411, and is directed at our lateral flow test devices, including our tests for pregnancy, strep, H pylori, and Chlamydia. The suit seeks injunctive relief, an accounting, damages and annulment. If the Court grants injunctive relief, we will be required to cease and desist from manufacturing, selling, marketing, using, and importing our lateral flow products in Germany. An oral hearing in this lawsuit is scheduled for January 27, 2005.

        We filed notices of intervention challenging the validity of EP 0 560 411 in the European Patent Office (the "EPO") on April 23, 2004 and September 29, 2004. A hearing is scheduled before the EPO on December 1, 2004. On September 22, 2004, we filed an action challenging the validity of EP 0 291 194 in the German Patent Court. On September 16, 2004, we filed a lawsuit in the District Court of Mannheim, Germany alleging that Inverness' affiliate, Unipath Diagnostics GmbH, is infringing our European patent EP 0 296 724 in Germany and seeking damages and injunctive relief. An oral hearing in this lawsuit is scheduled for March 4, 2005.

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

ITEM 5. OTHER EVENTS

        None

ITEM 6. Exhibits and Reports on Form 8-K

        Exhibits

Exhibit Number
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1991.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated November 8, 2000.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (Incorporated by reference to Exhibit 1(A) to the Registrant's Registration Statement on Form 8-A filed on January 14, 1997.)
4.2	Amended and Restated Rights Agreement dated as of May 24, 2002 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on May 29, 2002.)
10.1(1)	Registrant's 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 26, 1991.)
10.2(1)	Registrant's 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.3(1)	Registrant's 1996 Non-Employee's Director Plan. (Incorporated by reference to Registrant's Proxy Statement filed on September 27, 1996.)
10.4(1)	Registrant's 1998 Stock Incentive Plan. (Incorporated by reference to Registrant's Proxy Statement filed on July 8, 1998.)
10.5(1)	Registrant's Amended and Restated 2001 Equity Incentive Plan. (Incorporated by reference to Appendix A to Registrant's Proxy Statement filed on April 20, 2004.)
10.6(1)*	Form of Restricted Stock/Stock Option Agreement used in connection with the Registrant's Amended and Restated 2001 Equity Incentive Plan.
10.7(1)	Registrant's General Nonstatutory Stock Option Plan, as amended December 11, 2000 (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed on March 31, 2003.).
10.8	Trademark License Agreement dated October 1, 1994 between the Registrant and Becton, Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.9	Settlement Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.10	Campbell License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended March 31, 1997.)

10.11	Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton Dickinson and Company. (Incorporated by reference to Exhibit 0.20 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.12(1)	Employment Agreement dated September 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.)
10.13(1)	Stock Option Agreement dated September 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.)
10.14(1)	Amendment No. 1 to the Employment and Stock Option Agreement effective August 13, 2001 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.15(1)	Employment Agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.16(1)	Stock Option Agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.17(1)	Amended Employment Agreement effective August 13, 2001 between the Registrant and S. Wayne Kay (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.18(1)	Stock Option Agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.19	Master Revolving Note dated August 29, 2002 by Quidel Corporation in favor of Comerica Bank — California. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.20	Variable Rate — Single Payment Note dated August 29, 2002 by Registrant in favor of Comerica Bank — California. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.21	Security Agreement dated as of August 29, 2002 between Registrant and Comerica Bank — California. (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.22	Business Loan Agreement dated of August 29, 2002 between Registrant and Comerica Bank — California. (Incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.23	Form of Asset Sale Agreement — Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.24	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.25	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)

10.26	Form of Indemnification Agreement — Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2000.)
10.27(1)	Change in Control Agreement dated February 27, 2003 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-Q for quarter ended March 31, 2003)
10.28(1)	Amendment No. 1 to Change in Control agreement dated February 27, 2003 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.29(1)	Change in Control Agreement dated February 28, 2003 between the Registrant and Paul E. Landers. (Incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-Q, period ended March 31, 2003)
10.30(1)	Amendment No. 1 to Change in Control agreement dated February 28, 2003 between the Registrant and Paul E. Landers. (Incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.31(1)	Change in Control Agreement dated April 13, 2003 between the Registrant and Mark E. Paiz. (Incorporated by reference to Exhibit 10.34 to the Registrant's 10-Q, March 31, 2003)
10.32(1)	Amendment No. 1 to Change in Control agreement dated April 13, 2003 between the Registrant and Mark E. Paiz. (Incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.33(1)	Change in Control Agreement dated July 19, 2004 between the Registrant and Scot M. McLeod. (Incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.34(1)	Change in Control Agreement dated July 19, 2004 between the Registrant and Michael J. Beck. (Incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.35(1)	Stock Option Agreement effective August 20, 2004 between the Registrant and Caren L. Mason. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 26, 2004.)
10.36(1)	Employment Agreement dated as of August 20, 2004 between the Registrant and Caren L. Mason. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on August 26, 2004.)
10.37(1)	Change in Control Agreement dated August 20, 2004, between the Registrant and Caren L. Mason. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on August 26, 2004.)
31.1*	Certification by Chief Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Chief Executive Officer and Chief Financial Officer of Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(1)
Indicates a management plan or compensatory plan or arrangement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2004	QUIDEL CORPORATION
/s/ CAREN L. MASON
Caren L. Mason President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ PAUL E. LANDERS
Paul E. Landers Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)

QuickLinks

  PART I FINANCIAL INFORMATION
  ITEM 1. Financial Statements
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data; unaudited)
QUIDEL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands; unaudited)
Quidel Corporation Notes to Condensed Consolidated Financial Statements (Unaudited)
RISK FACTORS Risks Related to Our Business
Risks Related to Our Common Stock
  PART II OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 5. OTHER EVENTS
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE