Form 10-K
period 2004-12-31
QUIDEL CORP /DE/
filed 2005-03-16
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant's most recently completed second fiscal quarter was $122,381,217.

        As of March 4, 2005, 31,947,560 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

        Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2005 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

A Warning About Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect Quidel's future financial results and performance, such that its actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, intellectual property, product liability, environmental and other litigation, required patent license fee payments not currently reflected in our costs, seasonality, the length and severity of cold and flu seasons, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration (the "FDA"), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described under "Risk Factors" in Item 1 of this Annual Report and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the "SEC") from time to time should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. We undertake no obligation to publicly release the results of any revision of the forward-looking statements to reflect the occurrence of unanticipated or subsequent events.

Part I

Item 1. Business

        All references to "we," "our," and "us" in this Annual Report refer to Quidel Corporation and its subsidiaries.

Overview and Recent Developments

        We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1984. Our product base and technology platforms have expanded through internal development and acquisitions of other products and technologies. We enjoy a worldwide leadership position in the development, manufacturing and marketing of rapid diagnostic solutions at the professional point-of-care ("POC") in infectious diseases and reproductive health. We focus on POC testing solutions specifically developed for the physician office lab and acute care markets globally. We sell our products to professionals for use in physician offices, hospitals, clinical laboratories and wellness screening centers. Our POC testing solutions are designed to provide specialized results that meet two important value criteria:

  •
  Clinical validation: the enabling of rapid patient management decisions leading to improved treatment and outcomes.

  •
  Economic validation: the reduction of overall costs associated with patient testing with emphasis upon critical reimbursement and payor performance criteria.

        In the U.S., we lead the market in several professional POC product categories. This leadership position includes an estimated 60%, 49% and 43% market share in influenza, pregnancy and Group A Strep products, respectively, as of December 31, 2004. We also seek to develop research products through our newly organized and expanded Specialty Products Group (the "SPG"), with future rapid test applications as its primary emphasis. The SPG is currently responsible for more than 100 of our clinical and research products used worldwide in reference laboratories, and in research applications at leading universities and biotechnology companies. We believe the products managed by our SPG have a market share in excess of 50% in research markers and products.

        We market our products in the U.S. through a network of national and regional distributors, supported by a direct sales force. In the rest of the world, we sell and market through distributors, primarily in Japan, Europe and Latin America, by channeling products through distributor organizations and sales agents.

        During our fourth quarter ended December 31, 2004, we made the decision to exit and dispose of our urinalysis and ultrasonometer businesses. As of December 31, 2004, our urinalysis and ultrasonometer businesses were reported as discontinued operations under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the operations of both businesses have been classified as discontinued operations in the statements of operations and certain related assets and liabilities of the urinalysis business were considered "held for sale" in the balance sheets. All historical financial information for these business operations has been restated as discontinued operations.

        We are a corporation, incorporated in the State of Delaware. Our executive offices are located at 10165 McKellar Court, San Diego, California 92121, and our telephone number is (858) 552-1100. This Annual Report, and each of our other periodic and current reports, including any amendments thereto, are available, free of charge, on our website, www.quidel.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report. In addition, the SEC website contains reports, proxy and information statements, and other information about us at www.sec.gov.

Business Strategy

        We believe that the trend among healthcare providers to adopt POC testing is increasing, and demographic changes, reimbursement policies and the availability of clinically valuable tests will increase growth in this diagnostic category. More and more employers, health plans and payors are recognizing that POC testing is a cost-effective means for improving the quality of care and patient satisfaction. Continuous improvements in technologies are resulting in a growing number of new diagnostic tests that combine high levels of accuracy with rapid, easy-to-use product formats. It is our mission to further establish our significant global leadership position in POC rapid diagnostics. In order to accomplish this mission, our strategy is to:

  •
  focus on strengthening market and brand leadership in infectious disease and reproductive health by acquiring, developing and introducing clinically and economically superior diagnostic solutions.

  •
  drive growth by establishing dedicated distributor partnerships with aggressive performance metrics and assisted by the expansion of our sales organization to assure exceptional physician satisfaction.

  •
  drive profit through further refinement of industry leading manufacturing efficiencies and productivity improvements. We will seek to focus exclusively on profitable products and markets and create exceptional competency in new product development process management.

  •
  identify and commercialize new markers, products and collaborations in oncology and bone health through the SPG. We believe we can capitalize upon our existing microwell plate platform core competencies and long standing collaborations with key researchers worldwide, which may assist with identifying, developing and producing unique diagnostic and research products targeted at disease state mastery. We characterize this new direction as a dedicated focus on Research to Rapids™. These assays and reagents may be used by customers throughout the continuum-of-care in the development of novel therapeutics to the diagnosis of disease and monitoring of therapy. We believe opportunistic near term development is possible in the areas of bone health and oncology.

  •
  complete the full-scale manufacturability feasibility study for our Layered Thin Film™ ("LTF") proprietary technology. Introduce on the platform those products which meet the economic and clinical validation criteria necessary for market leadership in the targeted disease state. Continue parallel pathways for development and acquisition of qualitative and quantitative technology platforms that meet economic and clinical validation criteria for additional targeted disease states.

  •
  establish business development and strategic assessment as a leading core competency, and aggressively pursue licensing, acquisition and partnership opportunities that meet our dedicated focus on Research to Rapids™.

Diagnostic Test Kit Industry Overview

The Overall Market for In Vitro Diagnostics

        The worldwide market for in vitro diagnostic, or IVD, products is estimated at approximately $24.0 billion in 2004 and is segmented by the particular test discipline. The largest segments are immunodiagnostics testing and instrument-based clinical chemistry, which account for approximately 31% and 21% of the total IVD market, respectively. Geographically, approximately 40% of total IVD revenues are generated in the U.S., while Europe, Japan and the rest of the world account for approximately 33%, 14% and 13%, respectively.

        Customers for IVD products are primarily large centralized laboratories, independent reference laboratories or hospital-based facilities. In the U.S., these central laboratories account for approximately 75% of the revenues generated by IVD products.

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

        Hospitals in the U.S. have progressively sought to reduce the length of patient stays and consequently the proportion of cases seen as outpatients has increased. If the U.S. experience is representative of future trends, emergency departments, and other critical care units such as intensive care units, operating rooms, trauma and cardiac centers, are increasingly becoming the principal centers for the management of moderate and severe acute illness. In the U.S., there were approximately 125 million visits to emergency departments in 2003, representing an increase of approximately 11% above the 2002 figure.

        The over-the-counter market for IVD self-testing has not been materially affected by these trends. The worldwide over-the-counter market is estimated to grow to $4.8 billion by 2005 from $4.5 billion in 2004. Two test categories, glucose monitoring for diabetes and pregnancy, currently dominate this market segment.

The Professional POC Market

        POC testing for certain diagnostic parameters has become an accepted adjunct to central laboratory and self-testing. The professional POC market is comprised of two general segments: hospital testing (emergency rooms and bedside) and decentralized testing in non-institutional settings such as physicians' offices. Hospital POC testing is accepted and growing and is generally an extension of the hospital's central laboratory. Larger segments of rapid turnaround POC diagnostics include tests for pregnancy.

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

        Total revenues from the rapid, non-instrument-based professional POC market are estimated at approximately $420 million in 2004 in the U.S. The growth in POC testing in the U.S. is in part due to evolving technological improvements creating high quality tests with laboratory accuracy and POC ease-of-use, which are capable of being granted a waiver under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). In 2004, an estimated 104,000, or 49%, of physician office laboratories, had a CLIA waiver.

Technology

        Our research and development programs are aimed at focusing the technical skills and expertise of our scientists in disciplines of immunoassay, enzymology, biochemistry and microbiology on the development of diagnostic reagents for use in certain critical POC testing markets. We have successfully used the LTF platform to develop a second generation pH and Amines test for the detection of an offending constituent of bacterial origin in vaginal specimens. This test involves simple chemical indicators that produce a visual color reaction. We are working on a more sophisticated application of the LTF technology that makes use of the specificity inherent in antibodies for the detection of a variety of analytes of clinical interest, including infectious diseases and hormones. Along with LTF, we are currently working on a variety of technology platforms and assay configurations that are aimed at allowing us to make the most appropriate match of assay format to customer requirements in terms of sensitivity, accuracy, specificity, cost effectiveness, ease of use and, further, providing the choice of qualitative or quantitative analyte determination.

        Within our SPG's portfolio of products reside our core competencies in the identification, development, marketing and sale of novel diagnostic and research markers for oncology, metabolic bone and inflammatory disease. We believe key products developed and marketed by the SPG already portend high-value POC assays in broader diagnostic markets. Such targets include but are not limited to POC opportunities in osteoporosis and oncology. We retain a stable of proprietary monoclonal antibodies within the SPG in these and other disease states that have shown significant promise in the development of additional new and novel markers with superior diagnostic yields. Some of these monoclonals have already been developed into successfully marketed diagnostic and research tests on a microwell platform as a preliminary step toward future development as POC devices. These microwell kits, related products and core technologies are currently marketed by us directly and through select distributors throughout the world under our Quidel® and Metra® brands. Many of these products are unique in nature and provide researchers and clinicians valuable scientific and diagnostic information.

Products

        We provide rapid POC and other diagnostic tests under the following brand names: QuickVue®, QuickVue+®, QuickVue Advance®, RapidVue®, BlueTest® and Metra®. Our rapid POC diagnostic tests and our diagnostic and research markers participate in the following medical and wellness categories:

Infectious Diseases

        Influenza.    This diagnostic test was developed through a funded collaboration with GlaxoSmithKline plc, as an aid in the diagnosis and treatment of influenza at the POC. The test is a rapid, qualitative test for the detection of influenza type A and B viral antigens, the two most common types of the influenza virus. The test received FDA clearance in September 1999, with commercialization beginning in December 1999. The FDA granted us the first CLIA waiver for an influenza test in October 2000. Our second generation test, the QuickVue Influenza A+B, which allows for the differential diagnosis of influenza type A and type B, received FDA clearance in September 2003 and a CLIA waiver in February 2004. Influenza test sales represented approximately 34%, 41% and 21% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

        Group A Strep.    Each year millions of people in the U.S. are tested for Group A Strep infections, commonly referred to as "strep throat." Group A Streptococci are bacteria that typically cause illnesses such as tonsillitis and pharyngitis which, if left untreated, can progress to secondary complications. Our initial Strep A test, the QuickVue® In-line® Strep A test, was the first rapid Strep A test to be granted a CLIA waiver, and we launched additional product offerings with the QuickVue®+ Strep A and the QuickVue® Dipstick Strep A tests in 1996 and 2001, respectively. Net sales of Group A Strep products represented approximately 22%, 19% and 23% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

        Helicobacter pylori ("H. pylori").    This is the bacterium believed to be associated with approximately 80% of the five million people diagnosed with peptic ulcers in the U.S. H. pylori is implicated in chronic gastritis and is recognized by the World Health Organization as a Class 1 carcinogen that may increase a person's risk of developing stomach cancer. Once the H. pylori infection is detected, antibiotic therapy is administered to eradicate the organism and promote a cure of the ulcer condition. Our rapid test is a serological test that measures antibodies circulating in the blood caused by the H. pylori bacteria. Our initial H. pylori test was the first rapid H. pylori test to be granted a CLIA waiver. We launched our second generation CLIA-waived test in August 2000. H. pylori tests accounted for approximately 4%, 3% and 5% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

        Mononucleosis.    Infectious Mononucleosis can be severely debilitating to immune-suppressed groups, including the elderly, if not diagnosed and treated promptly. Net sales of mononucleosis tests represented approximately 2%, 1% and 2% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

Reproductive Health

        Pregnancy.    The early detection of pregnancy enables the physician and patient to institute proper care, helping to promote the health of both the woman and the developing embryo. Pregnancy test sales, including tests sold to physicians and other healthcare organizations, represented approximately 22%, 19% and 30% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

        Chlamydia.    Chlamydia trachomatis is responsible for the most widespread sexually transmitted disease in the U.S. Over one-half of infected women do not have symptoms and, if left untreated,

Chlamydia can cause sterility. Net sales of chlamydia tests represented approximately 2%, 1% and 2% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

        Bacterial Vaginosis.    Each year millions of women seek treatment of genital infections generally known as infectious vaginitis. One of the most common forms of infectious vaginitis is bacterial vaginosis ("BV"), a condition which, if left untreated, can lead to serious clinical complications, including pre-term births, pelvic inflammatory disease, infections following gynecological surgeries and an increased risk of contracting HIV. Two products for the clinical evaluation of infectious vaginitis, a test for pH and amines and a test for Gardnerella vaginalis, were launched in July 2002 utilizing our LTF technology. They represent our first rapid diagnostic tests for infectious vaginitis. These tests were part of the Litmus Concepts, Inc. acquisition and represented approximately 1% of our net sales for each of the years ended December 31, 2004, 2003 and 2002.

Bone Health and Oncology

        Bone Health.    Osteoporosis is a systemic skeletal disease characterized by low bone mass and micro-architectural deterioration of bone tissue, with a consequent increase in bone fragility and susceptibility to fractures. Though the risk for fracture increases exponentially with age, osteoporosis is not an inevitable consequence of aging. The National Osteoporosis Foundation (the "NOF") estimates that 10 million people in the U.S. have osteoporosis, and an additional 34 million are at significantly increased risk due to low bone mass. Osteoporosis is responsible for more than 1.5 million fractures annually in the U.S. Half of women aged 50 years and older will experience a fracture in their remaining lifetime and, according to the NOF, 24% of women suffering a hip fracture will die within the first year. A key set of parameters in the monitoring of osteoporosis, both before and after therapy, are biochemical markers of bone metabolism. As a global leader in the field of bone markers, we produce both clinical and research products for the assessment of osteoporosis and the evaluation of bone resorbtion/formation, which, including our metabolic bone markers, are used by physicians to monitor the effectiveness of therapy in pharmaceutical and related research. Net sales of biochemical bone markers represented approximately 7%, 6% and 7% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

        Oncology.    Accurate early diagnosis of specific cancers is a critical diagnostic need. Through our SPG, we are investigating a series of oncology markers that show promise in early diagnosis, prognosis and therapeutic monitoring. Leading among these candidates is the Metra™ YKL-40 assay, currently used in a wide array of oncology settings. YKL-40 is a low molecular weight serum protein secreted by a variety of cell types. Under normal conditions, serum and plasma levels of YKL-40 are extremely low. In certain, specific diseases and states, including cancer, levels of YKL-40 can increase dramatically. YKL-40 is currently being investigated as a marker for colorectal and ovarian cancers among other targets. Net sales of our YKL-40 products represented approximately $0.1 million in each of the three years ended December 31, 2004, 2003 and 2002. These amounts are reported as part of our bone health product line noted above.

Other Products

        The remaining 6%, 9% and 9% of net sales for the three years ended December 31, 2004, 2003 and 2002 include veterinary products and clinical laboratory and research tests used in the measurement of circulating immune complexes.

        We derive a significant portion of our net sales from three products. For the years ended December 31, 2004, 2003 and 2002, we derived approximately 77%, 79% and 74%, respectively, of our net sales from sales of our influenza, Group A strep and pregnancy tests. We expect that these three product families will continue to account for a substantial portion of our total net sales and any material reduction in supply, demand or pricing of these product families would have a material adverse effect on our business, operating results and financial condition.

        For the years ended December 31, 2004, 2003 and 2002, export sales to unaffiliated customers constituted approximately 29%, 41% and 31%, respectively, of net sales. The export sales were primarily to customers in Japan, Europe and Latin America. We market our products in the U.S. through a network of national and regional distributors, supported by a direct sales force. In the rest of the world, we sell and market through distributors by channeling products through distributor organizations and sales agents. We expect that export sales will continue to represent a significant portion of our net sales in the foreseeable future.

Products Under Development

  •
  Strep A web.  We are transferring our second highest-volume product, QuickVue Strep A, onto our new, highly automated manufacturing process that ensures consistent high quality product. We expect to launch the web QuickVue Strep A product during 2005.

  •
  RSV Test.  We are developing an immunoassay test for Respiratory Syncitial Virus ("RSV"). The majority of upper respiratory tract infections in children are caused by viruses and RSV is generally recognized as the most frequent agent responsible for these. The RSV test, which will complement our influenza tests, is expected to be launched in early 2006.

  •
  LTF™ Technology Platforms.  We are extending the scope of our LTF platform to include immunoassay-based applications for a variety of analytes of clinical and diagnostic interest. In addition to our LTF development program, we are working on other candidate technologies and assay formats. We believe this combined approach will enable us to make the most appropriate choices.

  •
  QuickVue Advance pH and Amines Test (Gen. II).  An easier to read test for vaginal pH and amines was cleared by the FDA in 2004 and is expected to be launched in 2005.

Seasonality

        Sales of our Group A strep and influenza products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in our second and third quarters of the calendar year, and have higher sales in our first and fourth quarters of the calendar year. For the years ended December 31, 2004, 2003 and 2002, sales in the first and fourth quarters have combined for 65%, 61% and 56%, respectively, of net sales. Historically, our sales of our Group A strep and influenza products have varied from year to year based in large part on the severity and length of the cold and flu season. For the years ended December 31, 2004, 2003 and 2002, sales of our influenza and Group A strep products accounted for 55%, 60% and 44%, respectively, of net sales. Sales of our products vary from year to year and quarter to quarter, and can be influenced significantly if distributors attempt to time the onset of an early cold and flu season, or if they initiate larger orders in anticipation of a more severe cold and flu season. Our influenza product has a two-year shelf life, which may also lead a distributor to initiate their purchases earlier in the flu season. While we believe that the severity and length of the cold and flu season will continue to impact sales of our Group A strep and influenza products, there can be no assurance that our future sales of these products will necessarily follow historical patterns.

Research and Development

        We continue to focus our research and development efforts on three areas: 1) new proprietary product platform development, 2) the creation of improved products and new products for existing markets via our SPG, and 3) products developed under collaborations with other companies for new and existing markets. Research and development expenses were approximately $11.3 million, $8.5 million and $6.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Expenses related to customer-sponsored research activities during the year ended December 31, 2004 were $0.6 million. There were no customer-sponsored research activities during the years ended December 31, 2003 and 2002. As of December 31, 2004 and 2003, we had recorded approximately $1.6 million in deferred revenue related to collaborative development efforts with a Fortune 500 company. We anticipate that we will continue to devote a significant amount of financial resources to product and technology research and development for the foreseeable future.

Marketing and Distribution

        We focus on ensuring market leadership and providing points of differentiation by specializing in the diagnosis and monitoring of selected disease states. In order to support our value proposition as a company that markets the highest quality products in support of better medical outcomes, we are highlighting our Quidel Value Build ("QVB") through the development of new innovations and the communication of new solutions in the field of rapid diagnostic testing. Our QVB includes significant work in understanding the need of the end-use customer, building products that meet those needs, providing proof studies to validate rapid diagnostic testing at the point of care, and leveraging the work of researchers and key opinion leaders studying our tests and technology to help enhance the health and well-being of people around the globe. Our marketing strategy includes ensuring each of our product portfolios is supported by economic and clinical validation that show hospitals, acute care facilities, and POC clinicians that these tests deliver high quality results and offer a significant return on investment.

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

        Internationally, the use of professional rapid POC diagnostic tests, the acceptance of testing outside the central laboratory, the regulatory requirements to sell POC tests, and consumer interest in over-the-counter and self-test products differ considerably from the U.S. Our international sales are lower than domestic sales as a percentage of our total business. Part of this difference is due to the POC market being more developed in the U.S. relative to the overall IVD market in other countries.

        We derive a significant portion of our net sales from a relatively small number of distributors. Approximately 66%, 65% and 51% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively, were derived from sales through our five largest distributors in each of those periods. Even though our distributor mix will likely change from period to period in the future, Cardinal Healthcare Corporation ("Cardinal"), National Distribution Corporation ("NDC"), Sumitomo Seiyaku Biomedical Co., Ltd ("Sumitomo"), Physician Sales and Services Corporation ("PSS") and McKesson Corporation ("McKesson) have historically accounted for a significant portion of our net sales. For the years ended December 31, 2004, 2003 and 2002, Cardinal accounted for approximately 16%, 16% and 21%, respectively, of net sales, NDC accounted for approximately 15%, 7% and 3%, respectively, of net sales, Sumitomo accounted for approximately 13%, 29% and 14%, respectively, of net sales, PSS accounted for approximately 12%, 6% and 2%, respectively, of net sales, while McKesson accounted for approximately 10%, 7% and 11%, respectively, of net sales. Our sales are affected by fluctuations in the buying patterns of these distributors and the corresponding changes in inventory levels maintained by them. Inventory levels held by these distributors may fluctuate significantly from quarter to quarter. We have limited visibility into or control over forces affecting changes in distributor inventory levels. If net sales to these or any of our other significant distributors were to decrease in any material amount in the future, our business, operating results and financial condition could be materially adversely affected.

        See Note 7. "Industry and Geographic Information" in the Notes to the Consolidated Financial Statements included in this Annual Report.

Manufacturing

        We have manufacturing operations in San Diego, California and Santa Clara, California. The San Diego facility, our largest manufacturing operation, principally produces our lateral-flow, immunoassay and LTF products. The Santa Clara facility manufactures our microtiter plate products.

        The San Diego facility consists of laboratories devoted to tissue culture, cell culture, protein purification and immunochemistry, and production areas dedicated to manufacturing and assembly. In the manufacturing process, biological and chemical supplies and equipment are used, which are generally available from several competing suppliers. In 2000, this facility received International Organization for Standardization ("ISO") 9001 certification for its quality management systems and successfully achieved a recertification in 2004. Many of the lateral-flow and immunoassay products manufactured in our San Diego, California facility are packaged and distributed by a third party, Berkley Industries LLC ("Berkley"). Berkley is located in Southern California and its facility is ISO 9001 certified. Our facility in Santa Clara, California is also ISO 9001 certified and successfully completed a surveillance audit in 2004.

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

        Prior to commercialization in the U.S. market, manufacturers must obtain FDA clearance through a premarket notification or premarket approval process, which can be a lengthy, expensive and uncertain. The FDA has been requiring more rigorous demonstration of product performance as part of the 510(k) process, including submission of extensive clinical data. It generally takes from two to six months to obtain clearance, but may take longer. For example, the FDA may determine that additional information is needed before a clearance determination can be made which could prevent or delay the introduction of new products into the market. A premarket approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. The premarket approval process can be expensive, uncertain and lengthy. It generally takes from six to 18 months to obtain approval, but may take longer. In addition, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new submissions to the FDA, and there can be no assurance that the FDA will grant approval.

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

Regulation Outside of the United States

        For marketing outside the U.S., we are subject to foreign regulatory requirements governing human clinical testing and marketing approval for our products. These requirements vary by jurisdiction, differ from those in the U.S., and may require us to perform additional pre-clinical or clinical testing regardless of whether FDA approval has been obtained. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA approval. In many foreign countries, pricing and reimbursement approvals are also required.

        Our initial focus for obtaining marketing approval outside the U.S. is typically the European Union (the "EU") and Japan. European Union Regulations and Directives generally classify health care products either as medicinal products, medical devices or in vitro diagnostics. The European Conformity ("CE") mark certification requires us to receive International Standards Organization ("ISO") certification for the manufacture of our products. This certification comes only after the development of an all inclusive quality system, which is reviewed for compliance to ISO by a licensed notified body working within the EU. After certification is received, a technical file is developed which attests to the product's compliance with EU directive 78/79/EC for in vitro diagnostic medical devices. Only after this point is the product CE marked. The Japanese regulations require foreign manufacturers to work with an in-country caretaker to register in vitro diagnostic products with the Japanese Ministry of Health, Labor and Welfare. Additional clinical trials are typically required in Japan for registration purposes.

Patents and Trade Secrets

        The healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for commercially relevant new technologies, products and processes. We and other companies engaged in research and development of new diagnostic products actively pursue patents for technologies that are considered novel and patentable. However, important factors, many of which are not within our control, can affect whether and to what extent patent protection in the U.S. and in other important markets worldwide is obtained. By way of example, the speed, accuracy and consistency in application of the law in a patent office within any particular jurisdiction is beyond our control and can be unpredictable. The resolution of issues such as these and their effect upon our long-term success is likewise indeterminable. We currently hold over 200 issued patents, which have expiration dates through at least 2019, and have approximately 65 patent applications pending worldwide.

        It has been our policy to file for patent protection in the U.S. and other countries with significant markets, such as Western European countries and Japan, if the economics are deemed to justify such filing and our patent counsel determines that relevant patent protection can be obtained. No assurance can be given that patents will be issued to us pursuant to our patent applications in the U.S. or abroad or that our patent portfolio will provide us with a meaningful level of commercial protection.

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

        We are aware of certain patents issued to various developers of diagnostic products with potential applicability to our diagnostic technology. We have licensed certain rights from certain companies, such as Becton Dickinson and Company, to assist with the manufacturing of certain products. In the future, we expect we will require or desire additional licenses from other parties in order to refine our products further and to allow us to develop, manufacture and market commercially viable and/or superior products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that any patents underlying such licenses will be valid and enforceable, or that the proprietary nature of any patented technology underlying such licenses will remain proprietary.

        We are currently involved in significant patent-related litigation both in the U.S. and Germany. These matters are discussed in detail in "Risk Factors," below, in Item 3, entitled "Legal Proceedings," and in Note 6. "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements included in this Annual Report.

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

        Under many of our distribution agreements, we have agreed to indemnify the distributors against costs and liabilities arising out of any patent infringement claims and other intellectual property claims asserted by a third party relating to products sold under those agreements.

Competition

        Competition in the development and marketing of diagnostic products is intense, and diagnostic technologies have been subject to rapid change. We believe that some of the most significant competitive factors in the rapid diagnostic market include convenience, price and product performance as well as the distribution, advertising, promotion and brand name recognition of the marketer. Our success will depend on our ability to remain abreast of technological advances, to introduce technologically advanced products, to effectively market our differentiated value products, to maintain our brand strength and to attract and retain experienced personnel, who are in great demand. The majority of diagnostic tests requested by physicians and other healthcare providers are performed by independent clinical reference laboratories. We expect that these laboratories will continue to compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for our products, we will be required to demonstrate that our products provide physicians cost-effective and time-saving alternatives to tests performed in the clinical reference laboratory. This requires that physicians change the way that they are used to handling diagnostic testing.

        There has been a trend toward industry consolidation in our markets over the last few years. We may not be able to compete successfully in an increasingly consolidated industry, and cannot predict with certainty how industry consolidation will affect our competitors or us. We expect this trend toward industry consolidation may continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Many of our current and prospective competitors, including several large pharmaceutical and diversified healthcare companies, have substantially greater financial, marketing and other resources than we have. As of December 31, 2004, our competition in our largest product areas, including their estimated U.S. market share of competitive products, is as follows: Beckman Coulter Primary Care Diagnostics and Fisher Scientific Corporation, representing 24% and 8% of the professional market, respectively, for pregnancy tests; Genzyme Diagnostics Corporation, Becton Dickinson and Company and Wampole Laboratories LLC, representing 14%, 8% and 8% of the professional market, respectively, for Group A strep tests; and Becton Dickinson and Company, Binax and Thermo Biostar Inc., representing 20%, 9% and 6% of the professional market, respectively, for influenza tests. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our current or future products, or that would render our technologies and products obsolete. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, many competitors have made substantial investments in competing technologies that may be more effective than our technologies, or that may prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or in international markets.

Human Resources

        As of December 31, 2004, we had 262 employees, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Executive Officers of Quidel Corporation

        The names, ages and positions of all executive officers as of December 31, 2004 are listed below, followed by a brief account of their business experience during the past five years or more. Officers are normally appointed annually by the Board of Directors at a meeting of the Board of Directors immediately following the Annual Meeting of Stockholders. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on the officer's ability or integrity.

        Caren L. Mason, 51, became our President and Chief Executive Officer on August 20, 2004. She has more than 25 years experience in healthcare. Prior to joining Quidel, Ms. Mason provided consultative services for Eastman Kodak Health Imaging as a result of the sale of MiraMedica, Inc., a digital technology, diagnostic imaging company, to Eastman Kodak. She served as President and CEO for MiraMedica, Inc., from April 2002 through September 2003. From January 2000 through June 2001, Ms. Mason served as CEO of eMed Technologies, Inc. of Lexington, Massachusetts, a digital technology, diagnostic imaging company. Prior to joining eMed Technologies, Ms. Mason served as General Manager of the Women's Healthcare business and as a General Manager in various capacities for the Services business of General Electric Medical Systems from July of 1996 to January of 2000. Ms. Mason's additional healthcare experience includes her tenure with Bayer AG/AGFA from October of 1989 to July of 1996 where she last served as Senior Vice President for the AGFA Technical Imaging Business Group. Ms. Mason began her career in healthcare with American Hospital Supply/Baxter Healthcare and served in sales, marketing and managerial roles from 1977 through 1988. Ms. Mason is a graduate of Indiana University. She has been a member of the Franciscan Sisters of the Poor

Foundation Board of Governors and has also been a member of the Board of Directors for MediServ/GESCI, eMed Technologies, Inc., MiraMedica, Inc., and currently serves as a member of the Board of Directors of AdvaMed.

        Paul E. Landers, 57, has been our Vice President and Chief Financial Officer since September 2001. In March 2003, he was promoted to Senior Vice President, Finance and Administration, and Chief Financial Officer. Prior to joining us, Mr. Landers was the Chief Financial Officer and a Director of International Isotopes Inc., a public contract manufacturer of radiopharmaceuticals and radiochemicals for industrial and healthcare applications, from 2000 to 2001. Previously, Mr. Landers was Chief Financial Officer of Aavid Thermalloy LLC, a leading provider of thermal management solutions, from 1994 to 2000. Mr. Landers currently serves as a member of the Board of Directors of Medmarc Mutual Insurance Company. Mr. Landers received his B.A. from the University of Massachusetts and his M.B.A. from Boston College.

        Mark E. Paiz, 43, was our Senior Vice President, Technology and Business Development from April 2003 to July 2004. In July 2004, he was promoted to Chief Operating Officer. From September 2002 to March 2003, Mr. Paiz was our Senior Vice President Supply Chain and Business Development. From March 2001 to September 2002, Mr. Paiz was Senior Vice President, Information Technology and Supply Chain Management. From August 1999 to March 2001, Mr. Paiz was our Senior Vice President, Product Development and Supply Operations. From June 1998 to August 1999, Mr. Paiz was our Vice President, Operations. Mr. Paiz joined us in December 1997 as Senior Director, Manufacturing. From 1995 to 1997, Mr. Paiz served as Director of Research and Development and Project Manager at Medtronic Interventional Vascular. From 1992 to 1995, he served as a manager at Hybritech, Inc. with various responsibilities including quality engineering, materials management, supplier development and inspection. Mr. Paiz received his B.S. degree in Engineering from the University of Colorado and his M.B.A. from West Coast University.

        Dr. Thomas J. Foley, 65, joined Quidel as Chief Technology Officer on November 8, 2004. Dr. Foley was Senior Vice President of Research and Development and Regulatory Affairs at Lifepoint Inc., a clinical diagnostics company, from 1998 to 2004. Prior to 1998, he was Executive Vice President of Research and Development with HiChem/Elan Diagnostics from 1994 to 1997. From 1987 to 1994, Dr. Foley was Vice President of Research and Development at Hycor Biomedical, Inc., a company involved in developing reagents and controls for urinalysis, therapeutic drug monitoring and allergy and autoimmune disease states. Dr. Foley was Vice President of Research and Development at Gilford Instruments from 1983 to 1986 and Worthington Diagnostics from 1981 to 1983. Prior to that Dr. Foley was Manager of Research and Development at Beckman Instruments from 1979 to 1981. Dr. Foley has a Bachelor of Science and a Ph.D in Biochemistry from Trinity College, Dublin.

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

        On February 20, 2004, we filed a lawsuit for patent infringement against Inverness Medical Innovations, Inc. ("IMA") and Applied Biotech, Inc. ("ABI") related to fundamental, lateral-flow technology. The suit was filed in the U.S. District Court, Southern District of California (the "Court").

We are seeking damages as well as permanent and preliminary injunctions against IMA and ABI related to their products that infringe our patented technology. The lawsuit also seeks declaratory relief relating to certain IMA-owned or licensed U.S. patents, and names Inverness Medical Switzerland GmbH and Armkel LLC as defendants, in addition to IMA.

        On March 9, 2004, IMA and ABI filed an answer and counterclaim in response to our February 20, 2004 lawsuit. In their answer, IMA and ABI denied the allegations of infringement and asserted our patent is invalid and unenforceable. In their counterclaim, they allege infringement by us of patents named in our request for declaratory relief. IMA and ABI are seeking damages and preliminary and permanent injunctions against our lateral flow products. Additionally, IMA, ABI and Wampole Laboratories, LLC filed a separate patent infringement complaint against us alleging infringement of a certain lateral flow patent and likewise seeking damages and injunctive relief. Subsequent pleadings have resulted in our adding three additional patents to our request for declaratory relief. Markman hearings have begun in the case with the Court having issued rulings on construction related to two of the patents at issue. The Markman hearing is scheduled to continue in March 2005. Discovery has also begun in the case. No trial date has been set. If injunctive relief is granted to IMA, we would be required to cease manufacturing and selling the products at issue, which products currently represent a substantial majority of our revenues.

        Earlier, on or about February 4, 2004, Inverness Medical Switzerland GmbH filed a lawsuit against us, our German affiliate, Quidel Deutschland GmbH, and our distributor, Progen Biotechnik GmbH, alleging that certain products we and the other parties sell in Germany infringe two Inverness-owned European patents. The suit was filed in District Court in Dusseldorf, Germany. Quidel Deutschland GmbH was served with a copy of this lawsuit on February 17, 2004. In addition to damages, the suit petitions for injunctive relief, requesting we cease and desist manufacturing, selling, marketing and importing various lateral flow products.

        On April 23, 2004, we joined an ongoing opposition proceeding in the European Patent Office (EPO) in Germany challenging the validity of one of the IMA-owned patents asserted against us in the Dusseldorf lawsuit. Following oral hearings in December 2004, the EPO rendered a decision revoking the IMA-owned patent in its entirety. This decision may be appealed.

        On September 22, 2004, we filed a nullity action in the Federal Patent Court in Munich, Germany requesting a declaration of invalidity of the second IMA-owned patent asserted against us in the Dusseldorf lawsuit. Recently, in a nullity action brought by a third party against the same patent, the Federal Patent Court made a preliminary finding that the only independent claim in that patent, claim 1, was not valid as granted. That proceeding is continuing and is scheduled to resume in June 2005.

        These developments in Germany with respect to the two IMA-patents asserted against us in the Dusseldorf lawsuit have resulted in a delay of the infringement action against us in Dusseldorf. Thus, the previously scheduled January 27, 2005 hearing was canceled and currently no hearing date is scheduled in that matter.

        On September 16, 2004, we filed a lawsuit for patent infringement, in the District Court of Mannheim, Germany, against Unipath Diagnostic, GmbH, an affiliate of IMA, seeking damages and injunctive relief related to its lateral flow products. An oral hearing in the matter was conducted on March 4, 2005, with the court deciding to permit submission of additional written arguments by both parties.

        There is not a specific amount or range sought in damages in the lawsuits discussed above. Given the early stage of these actions, we cannot predict the ultimate outcome of any of these matters at this time. As a result, in accordance with Statement of Financial Accounting Standard No. 5 "Accounting

for Contingencies", we have disclosed the existence of these lawsuits; however, no accrual for potential losses, if any, has been recorded.

        We are also aware of IMA's active participation in suing other third parties for patent infringement on the basis that it allegedly owns, or has an exclusive license to, patent rights covering aspects of current lateral flow technology. We believe that we have various defenses to claims that have been made or might be made, but no assurances can be given that we will prevail. Because of our current use of lateral flow technology and the fact that a substantial majority of our current revenues are from products impacted by these disputes, our business would be materially and adversely affected if we are unable to successfully prosecute and/or defend against any such patent infringement allegations or to obtain a commercially reasonable license from IMA and its affiliates.

        Additionally, as previously disclosed and as separate matters, two other industry participants sent us letters during the third quarter of 2003 and the first quarter of 2004 suggesting that we obtain a license to patents for which they have enforcement rights. We are continuing to assess the relevant intellectual property in light of our own business strategies, new information we have received and the costs and risks associated with defending our position. In this regard, we are currently discussing and evaluating the license requests, which may result in our payment of royalties under royalty-bearing licenses in a future period. Such royalty payments could result in a material increase in our product cost and have a material adverse effect on our profits. Further, no assurance can be given that we would be able to obtain any license to third-party intellectual property under commercially reasonable terms, if at all.

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

        Fluctuations in our operating results, for any reason, that decrease sales or profitability could cause our growth or operating results to fall below the expectations of investors and securities analysts. For example, total revenues decreased 15% to $78.7 million for the year ended December 31, 2004, as compared to $92.5 million for the year ended December 31, 2003. For further discussion of this decrease, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for "Net Sales" included in this Annual Report.

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

  •
  changes in economic conditions in our domestic and international markets, such as economic downturns, reduced consumer demand, inflation and currency fluctuations;

  •
  changes in sales levels, since a significant portion of our costs are fixed costs with the result that relatively higher sales could likely increase profitability but relatively lower sales would not reduce costs by the same proportion, and hence could cause operating losses;

  •
  significant quantities of our product in our distributors' inventories or distribution channels; and

  •
  changes in distributor buying patterns.

In order to remain competitive and profitable, we must expend considerable resources to introduce new technologies and products and develop new markets. Our failure to successfully introduce new technologies, new products and develop new markets could have a material adverse effect on our business and prospects.

        We devote a significant amount of financial resources to researching and developing new technologies, new products and new markets. The development, manufacture and sale of diagnostic products require a significant investment of resources. Moreover, no assurances can be given that our efforts to develop new technologies or products will be successful, including, without limitation, our strategic efforts relating to: (i) our LTF technology platform and migration of products to that platform and (ii) identifying and commercializing new markers and products in oncology and bone health. The development of new markets also requires a substantial investment of resources, such as new employees, offices and manufacturing facilities. Accordingly, we are likely to incur increased operating expenses as a result of our increased investment in sales and marketing activities, manufacturing scale-up and new product development associated with our efforts to:

  •
  strengthen market and brand leadership in infectious disease and reproductive health;

  •
  drive growth by establishing dedicated distributor partnerships;

  •
  drive profit through further refinement of industry leading manufacturing efficiencies;

  •
  identify and commercialize new markers, products and collaborations in oncology and bone health through our SPG;

  •
  complete the full-scale manufacturability feasibility study for our LTF immunoassay and continue parallel pathways for development and acquisition of other qualitative and quantitative technology platforms;

  •
  develop and maintain key relationships with third parties and cooperative collaborations; and

  •
  aggressively pursue licensing, acquisition and partnership opportunities that meet our dedicated focus on Research to Rapids™.

        As a result of any number of risk factors identified in this Annual Report, no assurance can be given that we will be successful in implementing our operational, growth and other strategic efforts. In addition, the funds for the foregoing projects have in the past come primarily from our business operations and a working capital line of credit. If our business slows and we become less profitable, and as a result have less money available to fund research and development, we will have to decide at that time which programs to cut, and by how much. Similarly, if adequate financial, personnel, equipment or real estate resources are not available, we may be required to delay or scale back market developments. Our operations will be adversely affected if our net sales and gross profits do not correspondingly increase or if our product and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new products and develop new markets could have a material adverse effect on our business and prospects.

We rely on a limited number of key distributors which account for over half of our net sales. The loss of any key distributor or an unsuccessful effort to directly distribute our products could lead to reduced sales.

        Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 66%, 65% and 51% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives were timely found or lost sales to one distributor are absorbed by another distributor. Finding a suitable alternative may pose challenges in our industry's competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If net sales to these or any of our other significant distributors were to decrease in any material amount in the future, our business, operating results and financial condition could be materially and adversely affected.

        As an alternative, we could expand our efforts to distribute and market our products directly. This alternative, however, would require substantial investment in additional sales and marketing resources, including hiring additional field sales personnel, which would significantly increase our future selling, general and administrative expenses. In addition, because we do not have experience in direct distribution and marketing, our direct distribution efforts may not be successful. If we were to make the substantial investment to directly distribute and market our products and were unsuccessful, our net sales and profits could be materially and adversely affected.

We may not achieve market acceptance of our products among physicians and other healthcare providers, and this would have a negative effect on future sales growth.

        A large part of our business is based on the sale of rapid POC diagnostic tests that physicians and other healthcare providers can administer in their own facilities without sending samples to laboratories. Clinical reference laboratories and hospital-based laboratories are significant competitors for our products and provide a majority of the diagnostic tests used by physicians and other healthcare providers. Our future sales depend on, among other matters, capture of sales from these laboratories by achieving market acceptance of POC testing from physicians and other healthcare providers. If we do not capture sales at the levels we have budgeted for, our net sales may not grow as much as we hope and the costs we have incurred will be disproportionate to our sales levels. We expect that these laboratories will continue to compete vigorously against our POC diagnostic products in order to maintain and expand their existing dominance of the overall diagnostic testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other healthcare providers may resist changing to POC tests. Our failure to achieve market acceptance from physicians and healthcare providers with respect to the use of our POC diagnostic products would have a negative effect on our future sales growth.

Intense competition with other manufacturers of POC diagnostic products may reduce our sales.

        In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. As of December 31, 2004, our estimated U.S. professional market share for some of our key POC products was 60% in influenza, 49% for pregnancy and 43% for Group A Strep tests. There are, however, a large number of multinational and regional competitors making investments in competing technologies and products, including several large pharmaceutical and diversified healthcare companies. These competitors include Beckman Coulter Primary Care Diagnostics, Becton, Dickinson and Company, Genzyme Diagnostics Corporation and IMA. We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors' products are more effective than ours, or acquire market share from our products through more effective marketing or competitive pricing, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

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

        Our ability to obtain patents and licenses, and their benefits, is uncertain. We have over 200 issued patents both in the U.S. and internationally. Additionally, we have approximately 65 patent applications pending throughout the world. Our patents have expiration dates through 2019 and our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others' applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. In addition to the U.S., we have patents issued in Australia, Austria, Belgium, Canada, France, Germany, Italy, Japan, Korea, Lithuania, The Netherlands, Norway, Spain, South Africa, Sweden, Switzerland and the United Kingdom. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others and required to produce our products on commercially reasonable terms.

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

We face risks relating to our international sales including the risk of currency fluctuations, which could increase our costs or stifle our growth opportunities.

        Our products are sold internationally, primarily to our customers in Japan, Europe and Latin America. We currently sell and market through these and other distributors by channeling products through distributor organizations and sales agents. Sales to foreign customers accounted for 29%, 41% and 31% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively, and are expected to continue to account for a significant percentage of our net sales. International sales are subject to inherent economic, political and regulatory risks, which could increase our operating costs, result in shipment delays and impede our international growth. These foreign risks include:

  •
  exposure to currency exchange fluctuations, such as the 8% increase in the value of the Euro against the U.S. dollar for the year ended December 31, 2004;

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

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us in future years with the attestation of the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting. This requirement first applies to this Annual Report on Form 10-K and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is included under Item 9A hereof. How companies are implementing these new requirements including internal control reforms, if any, to comply with Section 404's requirements, and how independent auditors are applying these new requirements and testing companies' internal controls, remain subject to uncertainty. The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 are ongoing and also apply to future years. We expect that our internal controls will continue to evolve as our business activities change. Although we will continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management's assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Future changes in financial accounting standards or practices or existing taxation rules or practices may affect our reported results of operations.

        A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, changes have been approved by the Financial Accounting Standards Board, or FASB, that require that we record compensation expense in our statements of income for equity compensation instruments, including employee stock options, using the fair value method. Although there will be no change in our total cash flows, our reported financial results beginning in the third quarter of 2005 will be negatively and materially impacted by this accounting change. Other potential changes in existing taxation rules related to stock options and other forms of equity compensation could also have a significant negative effect on our reported results.

Risks Related to Our Common Stock

Our stock price has been highly volatile, and an investment in our stock could suffer a significant decline in value.

        The market price of our common stock has been highly volatile and has fluctuated substantially in the past. For example, between December 31, 2003 and December 31, 2004, the price of our common stock, as reported on the Nasdaq National Market System, has ranged from a low of $3.00 to a high of $13.98. We expect our common stock to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

        Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our common stock. As of December 31, 2004:

  •
  approximately 31.8 million shares of our common stock had been issued in registered offerings and are freely tradable in the public markets;

  •
  approximately 3.9 million shares of our common stock were issuable upon exercise of outstanding stock options under our various equity incentive plans at a weighted average exercise price of $4.78 per share; and

  •
  we had in effect registration statements under the Securities Act of 1933 registering approximately 5.8 million shares of common stock reserved under our equity incentive plans, including 7,740 shares under our employee stock purchase plan.

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

Item 2. Properties

        Our executive, administrative, manufacturing and research and development operation is located in San Diego, California where we lease a 78,000 square-foot facility. The San Diego lease expires in 2014. In addition, we lease approximately 24,000 square feet of manufacturing, laboratory and office space in Santa Clara, California. The Santa Clara lease expires in 2009.

        We believe that our facilities are adequate for our current needs, and we currently do not anticipate any material difficulty in renewing any of our leases as they expire or securing additional or replacement facilities, in each case on commercially reasonable terms. However, in anticipation of our growth strategy, we may pursue alternative facilities.

Item 3. Legal Proceedings

        On February 20, 2004, we filed a lawsuit for patent infringement against IMA and ABI related to fundamental, lateral-flow technology. The suit was filed in the U.S. District Court, Southern District of California. We are seeking damages as well as permanent and preliminary injunctions against IMA and ABI related to their products that infringe our patented technology. The lawsuit also seeks declaratory relief relating to certain IMA-owned or licensed U.S. patents, and names Inverness Medical Switzerland GmbH and Armkel LLC as defendants, in addition to IMA.

        On March 9, 2004, IMA and ABI filed an answer and counterclaim in response to our February 20, 2004 lawsuit. In their answer, IMA and ABI denied the allegations of infringement and asserted our patent is invalid and unenforceable. In their counterclaim, they allege infringement by us of patents named in our request for declaratory relief. IMA and ABI are seeking damages and preliminary and permanent injunctions against our lateral flow products. Additionally, IMA, ABI and Wampole Laboratories, LLC filed a separate patent infringement complaint against us alleging infringement of a certain lateral flow patent and likewise seeking damages and injunctive relief. Subsequent pleadings have resulted in our adding three additional patents to our request for declaratory relief. Markman hearings have begun in the case with the Court having issued rulings on construction related to two of the patents at issue. The Markman hearing is scheduled to continue in March 2005. Discovery has also begun in the case. No trial date has been set. If injunctive relief is granted to IMA, we would be required to cease manufacturing and selling the products at issue, which products currently represent a substantial majority of our revenues.

        Earlier, on or about February 4, 2004, Inverness Medical Switzerland GmbH filed a lawsuit against us, our German affiliate, Quidel Deutschland GmbH, and our distributor, Progen Biotechnik GmbH, alleging that certain products we and the other parties sell in Germany infringe two Inverness-owned European patents. The suit was filed in District Court in Dusseldorf, Germany. Quidel Deutschland GmbH was served with a copy of this lawsuit on February 17, 2004. In addition to damages, the suit petitions for injunctive relief, requesting we cease and desist manufacturing, selling, marketing and importing various lateral flow products.

        On April 23, 2004, we joined an ongoing opposition proceeding in the European Patent Office (EPO) in Germany challenging the validity of one of the IMA-owned patents asserted against us in the Dusseldorf lawsuit. Following oral hearings in December 2004, the EPO rendered a decision revoking the IMA-owned patent in its entirety. This decision may be appealed.

        On September 22, 2004, we filed a nullity action in the Federal Patent Court in Munich, Germany requesting a declaration of invalidity of the second IMA-owned patent asserted against us in the Dusseldorf lawsuit. Recently, in a nullity action brought by a third party against the same patent, the Federal Patent Court made a preliminary finding that the only independent claim in that patent, claim 1, was not valid as granted. That proceeding is continuing and is scheduled to resume in June 2005.

        These developments in Germany with respect to the two IMA-patents asserted against us in the Dusseldorf lawsuit have resulted in a delay of the infringement action against us in Dusseldorf. Thus, the previously scheduled January 27, 2005 hearing was canceled and currently no hearing date is scheduled in that matter.

        On September 16, 2004, we filed a lawsuit for patent infringement, in the District Court of Mannheim, Germany, against Unipath Diagnostic, GmbH, an affiliate of IMA, seeking damages and injunctive relief related to its lateral flow products. An oral hearing in the matter was conducted on March 4, 2005, with the court deciding to permit submission of additional written arguments by both parties.

        There is not a specific amount or range sought in damages in the lawsuits discussed above. Given the early stage of these actions, we cannot predict the ultimate outcome of any of these matters at this time. As a result, in accordance with Statement of Financial Accounting Standard No. 5 "Accounting for Contingencies", we have disclosed the existence of these lawsuits; however, no accrual for potential losses, if any, has been recorded.

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK PRICE RANGE

        Our common stock is traded on the Nasdaq National Market System under the symbol "QDEL." The following table sets forth the range of high and low closing prices for our common stock for the periods indicated.

Quarter Ended	Low	High
December 31, 2004	$4.37	$6.95
September 30, 2004	3.00	5.95
June 30, 2004	5.05	8.96
March 31, 2004	6.32	13.98
December 31, 2003	$6.35	$11.81
September 30, 2003	5.25	7.63
June 30, 2003	3.19	6.40
March 31, 2003	2.75	3.89

        No cash dividends were declared for our common stock during the fiscal years ended in 2004 or 2003, and we do not anticipate paying any dividends in the foreseeable future. There were no repurchases of equity securities during the fourth quarter of 2004. As of February 15, 2005, we had 687 common stockholders of record.

Item 6. Selected Financial Data

        The following table presents selected consolidated financial data of Quidel Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 in this Annual Report on Form 10-K.

Consolidated Statements of Operations

	Year ended December 31,
	2004(5)	2003(5)	2002(5)	2001(1)(2)(5)	2000(1)(3) (4)(5)
	(in thousands, except per share data)
REVENUES
Net sales	$76,072	$90,866	$71,622	$69,344	$64,447
Research contracts, license fees and royalty income	2,619	1,597	1,651	1,636	1,048

Total revenues	78,691	92,463	73,273	70,980	65,495

COSTS AND EXPENSES
Cost of sales	35,234	40,943	35,422	34,260	34,964
Research and development	11,340	8,465	6,748	6,203	7,046
Sales and marketing	13,990	15,977	14,649	12,871	14,125
General and administrative	14,852	10,003	8,845	9,820	8,845
Amortization of intangibles	1,459	1,517	1,405	3,825	1,441
Restructuring	—	1,966	—	550	—
Acquired in-process research and development	—	—	—	—	2,300

Total costs and expenses	76,875	78,871	67,069	67,529	68,721

Operating earnings (loss)	1,816	13,592	6,204	3,451	(3,226)

OTHER INCOME (EXPENSE)
Other income	654	407	330	1,878	399
Interest and other expense	(886)	(980)	(960)	(1,314)	(1,524)

Total other income (expense)	(232)	(573)	(630)	564	(1,125)

Earnings (loss) from continuing operations before (benefit) provision for income taxes and cumulative effect of change in accounting principle	1,584	13,019	5,574	4,015	(4,351)
(Benefit) provision for income taxes	—	(8,315)	2,182	3,330	—

Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	1,584	21,334	3,392	685	(4,351)

Loss from discontinued operations, net of taxes	(7,871)	(1,683)	(2,101)	(493)	(427)

Earnings (loss) before cumulative effect of change in accounting principle	(6,287)	19,651	1,291	192	(4,778)
Cumulative effect of change in accounting principle	—	—	—	—	(1,068)

Net earnings (loss)	$(6,287)	$19,651	$1,291	$192	$(5,846)

Basic earnings (loss) per share:
Continuing operations	$0.05	$0.73	$0.12	$0.02	$(0.17)
Discontinued operations	(0.25)	(0.06)	(0.07)	(0.02)	(0.02)
Cumulative effect of change in accounting principle	—	—	—	—	(0.04)
Net earnings (loss)	(0.20)	0.67	0.04	0.01	(0.23)
Diluted earnings (loss) per share:
Continuing operations	$0.05	$0.70	$0.11	$0.02	$(0.17)
Discontinued operations	(0.25)	(0.06)	(0.07)	(0.02)	(0.02)
Cumulative effect of change in accounting principle	—	—	—	—	(0.04)
Net earnings (loss)	(0.20)	0.65	0.04	0.01	(0.23)
Shares used in basic per share calculation	31,487	29,177	28,824	28,287	24,882
Shares used in diluted per share calculation	32,386	30,374	29,629	29,282	24,882

Balance Sheet Data

	December 31,
	2004(5)	2003	2002(2)	2001	2000
	(in thousands)
Cash and cash equivalents	$36,322	$25,627	$2,910	$3,396	$1,901
Working capital	$49,769	$49,529	$24,002	$17,791	$10,024
Total assets	$112,691	$117,249	$82,593	$82,393	$82,032
Long-term obligations	$10,780	$11,258	$11,438	$11,316	$10,729
Stockholders' equity	$90,185	$89,780	$62,757	$59,748	$58,307
Common shares outstanding	31,848	30,406	28,889	28,682	28,069

(1)
The years ended December 31, 2001 and 2000 include $2.5 million and $0.7 million, respectively, of amortization of goodwill that was not recorded during 2002, 2003 and 2004, pursuant to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The impact on fully diluted earnings per share for the years ended December 31, 2001 and 2000 was $0.09 and $0.03, respectively.

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

(5)
All periods presented have been restated for the impact of discontinued operations, which occurred during the fourth quarter of 2004. For additional information regarding our discontinued operations, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Future Uncertainties

        The following discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. This discussion should be read in conjunction with "A Warning About Forward-Looking Statements" on page 3 of this Annual Report. Our discussion of the financial condition and results of operation of Quidel Corporation in this Item 7 should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report.

Executive Summary

        We enjoy a worldwide leadership position in the development, manufacturing and marketing of rapid diagnostic solutions at the POC in infectious diseases and reproductive health. We focus on POC testing solutions specifically developed for the physician office lab and acute care markets globally. We primarily earn revenue from product sales to professionals for use in physician offices, hospitals, clinical laboratories and wellness screening centers. We market our products in the U.S. through a network of national and regional distributors, supported by a direct sales force, and in the rest of the world, we sell and market primarily in Japan, Europe and Latin America by channeling products through distributor organizations and sales agents.

        We derive a significant portion of our net sales from three products. For the years ended December 31, 2004, 2003 and 2002, we derived approximately 77%, 79% and 74% of our net sales from sales of our influenza, Group A strep and pregnancy tests, respectively. In the U.S., we lead the professional market in these three product categories with an estimated 60%, 49% and 43% market share in influenza, pregnancy and Group A strep products, respectively, as of December 31, 2004. Additionally, we derive a significant portion of our net sales from a relatively small number of distributors. Approximately 66%, 65% and 51% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively, were derived from sales through our five largest distributors in each of those periods.

        We also seek to develop research products through our newly organized and expanded SPG with future rapid test applications as its primary emphasis. The SPG is currently responsible for more than 100 of our clinical and research products used worldwide in reference laboratories, and in research applications at leading universities and biotechnology companies. We believe the products managed by our SPG have a market share in excess of 50% in research markers and products.

        Our product sales declined to $76.1 million in 2004 from $90.9 million in 2003. This was largely related to a shortened 2003/2004 flu season in our Japanese market as compared to the prior period. Net sales of our influenza products in Japan decreased by approximately $11.0 million for the year ended December 31, 2004 as compared to the prior year. As a result of the shortened flu season in Japan, significant quantities of our influenza test remained in our Japanese distributor's distribution channel, which had an adverse and material impact on sales of our influenza products in Japan during first and fourth quarters of 2004. We ended 2004 with approximately $36.3 million in cash and cash equivalents. Additionally, in March 2005, we entered into a new $30.0 million credit facility, and currently have $30.0 million of availability.

        We believe that the trend among healthcare providers to adopt POC testing is increasing, and demographic changes, reimbursement policies and the availability of clinically valuable tests will increase growth in this diagnostic category. We believe that more and more employers, health plans and payors are recognizing that POC testing is a cost-effective means for improving the quality of care and patient satisfaction. Continuous improvements in technologies are resulting in a growing number of new diagnostic tests that combine high levels of accuracy with rapid, easy-to-use product formats. It is our mission to further establish our significant global leadership position in POC rapid diagnostics. In order to accomplish this mission, our strategy is to:

  •
  Strengthen market and brand leadership in infectious disease and reproductive health.

  •
  Drive growth by establishing dedicated distributor partnerships.

  •
  Drive profit through further refinement of industry leading manufacturing efficiencies.

  •
  Identify and commercialize new markers, products and collaborations in oncology and bone health through our SPG.

  •
  Complete the full-scale manufacturability feasibility study for our LTF immunoassay and continue parallel pathways for development and acquisition of other qualitative and quantitative technology platforms.

  •
  Develop and maintain key relationships with third parties and cooperative collaborations.

  •
  Aggressively pursue licensing, acquisition and partnership opportunities that meet our dedicated focus on Research to Rapids™.

        As part of our new strategy, during the fourth quarter of 2004, we made the decision to exit and dispose of our urinalysis and ultrasonometer businesses. The operations of both businesses have been classified as discontinued operations in the statements of operations and certain related assets and liabilities of the urinalysis business were considered "held for sale" in the balance sheets.

        As a business in a highly regulated and competitive industry, we face many risks and challenges and we also have opportunities. There are many economic and industry factors that affect our business; some of the more important factors are discussed below:

  •
  Sales of our products can be affected significantly by many competitive factors, including convenience, price and product performance as well as the distribution, advertising, promotion and brand name recognition of the marketer. Our success will depend on our ability to remain abreast of technological advances, to introduce technologically advanced products, to effectively market our differentiated value products, to maintain our brand strength and to attract and retain experienced personnel, who are in great demand.

  •
  Intellectual property protection of our products is crucial to our business. Loss of effective intellectual property protection on one or more products could result in lost sales to competing products and negatively affect our sales, royalty revenues and operating results. We are currently involved in significant litigation concerning intellectual property.

  •
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

  •
  The production processes for POC tests are complex, highly regulated and vary widely from product to product. Shifting or adding manufacturing capacity can be a lengthy process requiring significant capital expenditures and regulatory approvals. We believe that our facilities are adequate for our current needs, and we currently do not anticipate any material difficulty in renewing any of our leases as they expire or securing additional or replacement facilities, in each case on commercially reasonable terms.

  •
  To successfully compete for business in our industry, we believe our POC testing solutions must be designed to provide specialized results that meet two important value criteria: (i) clinical validation, which leads to the enabling of rapid patient management decisions resulting in improved treatment and outcomes, and (ii) economic validation, which reduces overall costs associated with patient testing with emphasis upon critical reimbursement and payor performance criteria.

  •
  There has been a trend toward industry consolidation in our markets over the last few years. We may not be able to compete successfully in an increasingly consolidated industry, and cannot predict with certainty how industry consolidation will affect our competitors or us. We expect this trend toward industry consolidation may continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations.

  •
  Sales of our Group A strep and influenza products, which have accounted for approximately 55% and 60% in 2004 and 2003, respectively, of net sales, are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons. As a result of these seasonal demands, we typically experience lower sales volume in our second and third quarters of the calendar year, and have higher sales in our first and fourth quarters of the calendar year. While we believe that the severity and length of the cold and flu season will continue to impact sales of our Group A strep and influenza products, there can be no assurance that our future sales of these products will necessarily follow historical patterns.

Results of Operations

        The following table sets forth for the periods indicated certain consolidated statements of operations data expressed as a percentage of total revenues:

Consolidated Statements of Operations Data

	Year ended December 31,
	2004	2003	2002
REVENUES
Net sales	96.7%	98.3%	97.7%
Research contracts, licenses and royalties	3.3	1.7	2.3

Total revenues	100.0	100.0	100.0
COSTS AND EXPENSES
Cost of sales	44.8	44.3	48.3
Research and development	14.4	9.2	9.2
Sales and marketing	17.8	17.3	20.0
General and administrative	18.8	10.8	12.1
Amortization of intangibles	1.9	1.6	1.9
Restructuring	0.0	2.1	0.0

Total costs and expenses	97.7	85.3	91.5

Operating earnings	2.3	14.7	8.5
OTHER INCOME (EXPENSE)
Other income	0.8	0.5	0.4
Interest and other expense	(1.1)	(1.1)	(1.3)

Total other income (expense)	(0.3)	(0.6)	(0.9)

Earnings from continuing operations before (benefit) provision for income taxes	2.0	14.1	7.6
(Benefit) provision for income taxes	—	(9.0)	3.0

Earnings from continuing operations	2.0	23.1	4.6
Loss from discontinued operations, net of taxes	(10.0)	(1.8)	(2.8)

Net earnings (loss)	(8.0)%	21.3%	1.8%

Net Sales

        Net sales decreased 16% to $76.1 million for the year ended December 31, 2004 from $90.9 million for the year ended December 31, 2003. The decrease was largely driven by decreases in sales of our influenza, Group A Strep and pregnancy products of $11.8 million, $0.9 million and $0.5 million, respectively. These three product lines accounted for 77% of our net sales during 2004. The decrease in sales of our influenza products was primarily due to a delay in shipments of our new influenza A+B test in Japan, partially offset by increased sales of our influenza products in the U.S. The delay in Japan was primarily due to a weak flu season, which ended abruptly in the early part of the first quarter of 2004. This resulted in significant quantities of our influenza A/B test remaining in our Japanese distributor's distribution channel, which also prevented us from shipping our new influenza A+B product during the late third quarter and early fourth quarter of 2004, as originally anticipated. As a result, net sales to our Japanese distributor decreased as a percentage of our total net sales to 13% in 2004 from 29% in 2003. We began shipping our new influenza A+B product late in the fourth quarter of 2004. Our influenza products currently have an estimated 13% market share in Japan and 60% market share in the U.S., where we are the market leader. The decrease in sales of our pregnancy products was primarily related to decreased revenues in our German market, partially offset by a slight increase within our U.S. market. In Germany, as we transitioned to a distribution model during late 2003 and 2004, our average selling price declined as expected, further impacted by a decline in unit volume, primarily due to the transition to our new distributor. Our U.S. professional market share is an estimated 49% for our pregnancy products, and we are the market leader. We believe the decrease in our Group A strep product sales was primarily due to a drop off in orders for Group A strep test products as a result of U.S. distributor confusion or concern created by ongoing intellectual property litigation initiated during the first part of 2004. We do not expect this trend to continue, and we have also implemented a price increase in our Group A strep products, for which we maintain a market leadership position of an estimated 43% in the U.S.

        Net sales increased 27% to $90.9 million for the year ended December 31, 2003 from $71.6 million for the year ended December 31, 2002. The increase was primarily due to an increase in demand for our influenza and Group A Strep products, offset primarily by decreases in our pregnancy products. The significantly greater demand for our influenza products during the third and fourth quarters of 2003 was largely driven by an early flu season. Our influenza and Group A Strep product sales increased approximately $22.7 million and $0.8 million, respectively, while our pregnancy tests decreased approximately $4.3 million for the year ended December 31, 2003 from the year ended December 31, 2002.

        Our sales estimates for future periods are closely based on estimated end-user demand for our products. Sales to our distribution partners would fall short of expectations if distributor inventories increase because of less than estimated end-user consumption or if distributor concerns over the intellectual property litigation increase.

        For fiscal year 2005, we currently expect significant growth in our revenues for influenza and Group A strep products, while we anticipate some decline in our Chlamydia, mononucleosis and veterinary products. Also, absent an extended flu season in Japan, we currently do not expect significant sales of our influenza or Group A strep products into Japan until the third and fourth quarters of 2005, but we are receiving continuing orders of these products from U.S. distributors in the first quarter of 2005.

Research Contracts, License Fees and Royalty Income

        Research contracts, license fees and royalty income increased to $2.6 million for the year ended December 31, 2004 from $1.6 million for the year ended December 31, 2003. This increase was primarily related to $1.0 million of research contract revenue that we earned in connection with achieving certain milestones under a joint development agreement with a Fortune 500 company. Additionally, we have $1.6 million of upfront fees recorded as deferred revenue in the accompanying balance sheets for both periods ended December 31, 2004 and 2003. Approximately $0.9 million of this amount will be recognized as contract revenue ratably over the period of development, which is expected to be through 2006, while the remainder will be recognized as contract revenue as certain milestones are completed. The remaining balance of $1.6 million within research contracts, license fees and royalty income for 2004 relates to royalty payments received on a patented technology of ours utilized by a third party. The agreement covering the royalty payments extends through November 2009, the expiration date of the patent.

        Research contracts, license fees and royalty income remained constant at approximately $1.6 million for the years ended December 31, 2003 and 2002, and primarily related to royalty income received on a patented technology of ours utilized by a third party.

Cost of Sales and Gross Profit from Net Sales

        Gross profit from net sales decreased to $40.8 million for the year ended December 31, 2004 from $49.9 million for the year ended December 31, 2003. Gross profit from net sales as a percentage of net sales decreased to 54% for the year ended December 31, 2004 from 55% for the year ended December 31, 2003. The decrease was primarily due to lower sales volume and a less favorable mix related to our influenza, Group A strep and pregnancy products in 2004, partially offset by cost savings in 2004 relating to our restructuring activities which occurred during 2003. During the fourth quarter of 2004, a patent expired relating to one of the licensing agreements we have with a third party. This licensing agreement required us to pay royalties ranging from 5.00% to 6.00% on our influenza, Group A strep, pregnancy, H-Pylori, mononucleosis and veterinary products. As a result, our royalty expense was favorably impacted by $1.0 million for the year ended December 31, 2004. Royalty expense related to this licensing agreement was $1.5 million, $3.1 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Gross profit from net sales increased to $49.9 million for the year ended December 31, 2003 from $36.2 million for the year ended December 31, 2002. Gross profit from net sales as a percentage of net sales increased to 55% for the year ended December 31, 2003 from 51% for the year ended December 31, 2002. The increases were primarily due to increased sales volume and favorable product mix, offset to a lesser extent by pricing pressures on our pregnancy products.

Research and Development Expense

        Research and development expense increased to $11.3 million for the year ended December 31, 2004 from $8.5 million for the year ended December 31, 2003. Research and development expense as a percentage of net sales increased to 15% of net sales for the year ended December 31, 2004, as compared to 9% of net sales for the year ended December 31, 2003, largely due to lower net sales volume in 2004. The absolute dollar increase is primarily attributable to personnel related costs of $1.5 million and laboratory supplies of $0.4 million related to increased spending for the development of products on our LTF technology platform, customer sponsored research expenses of $0.6 million related to our collaborative development efforts with a Fortune 500 company, and increased patent costs of $0.2 million associated with patent development and protection.

        Research and development expense increased to $8.5 million for the year ended December 31, 2003 from $6.7 million for the year ended December 31, 2002. Research and development expense as a percentage of net sales remained constant at 9% for the years ended December 31, 2003 and 2002. The absolute dollar increase is primarily attributable to personnel related costs of $0.3 million and clinical evaluations of $0.2 million related to increased spending for the development of products on our LTF technology platform, as well as patent costs of $0.8 million associated with patent development and protection.

        We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

Sales and Marketing Expense

        Sales and marketing expense decreased to $14.0 million for the year ended December 31, 2004 from $16.0 million for the year ended December 31, 2003. Sales and marketing expense as a percentage of net sales remained constant at 18% for the years ended December 31, 2004 and 2003. The absolute dollar decrease relates primarily to cost savings of $2.0 million in 2004 related to our restructuring activities undertaken during 2003, including the closure of our sales and support offices in Germany and Italy, and to a lesser extent certain variable costs tied directly to our lower net sales, including freight-out of $0.4 million and commissions and customer promotions of $0.8 million. These cost savings were partially offset by increased costs of $1.0 million associated with market research, promotion, public relations and advertising fees related to our influenza, Group A strep and pregnancy products.

        Sales and marketing expense increased to $16.0 million for the year ended December 31, 2003 from $14.6 million for the year ended December 31, 2002. Sales and marketing expense as a percentage of net sales decreased to 18% for the year ended December 31, 2003 from 20% for the year ended December 31, 2002. The absolute dollar increase of $1.4 million relates primarily to certain variable costs tied directly to our increased net sales, including freight-out of $0.5 million, personnel costs and commissions of $0.4 million and customer promotions of $0.3 million.

General and Administrative Expense

        General and administrative expense increased to $14.9 million for the year ended December 31, 2004 from $10.0 million for the year ended December 31, 2003. General and administrative expense as a percentage of net sales increased to 20% for the year ended December 31, 2004 from 11% for the year ended December 31, 2003. The absolute dollar increase in 2004 was primarily due to legal fees associated with our intellectual property litigation of $5.0 million, higher professional fees related to compliance with the Sarbanes-Oxley Act of 2002 of $0.5 million, as well as costs incurred in connection with the hiring of a new Chief Executive Officer and departure of our former Chief Executive Officer of $1.0 million, partially offset by higher professional fees during 2003 related to the re-audit of our fiscal 2001 financial statements of $0.4 million and bonuses paid of approximately $0.5 million. We believe we will continue to incur substantial legal fees related to the ongoing intellectual property litigation during 2005.

        General and administrative expense increased to $10.0 million for the year ended December 31, 2003 from $8.8 million for the year ended December 31, 2002. General and administrative expense as a percentage of net sales decreased to 11% for the year ended December 31, 2003 from 12% for the year ended December 31, 2002. The absolute dollar increase was primarily due to increased professional fees relating to the re-audit of our 2001 financial statements of $0.4 million and consulting and legal fees of $0.6 million.

Restructuring

        In April 2003, we announced and implemented a restructuring plan (the "Restructuring Plan"). The Restructuring Plan was primarily driven by manufacturing automation in our San Diego facility, completion of certain research and development projects, implementation of our BaaN enterprise resource planning system in our Santa Clara facility, and the transition of our foreign sales and support offices to independent distributors. The Restructuring Plan included a workforce reduction of 63 positions (18% of our total workforce at such time) and closure of our sales and support offices in Heidelberg, Germany and Milan, Italy. We recorded a restructuring charge of approximately $2.0 million during 2003. The significant components of the restructuring charge were $1.2 million for employee severance costs, $0.4 million for contractual lease and commercial contract terminations, $0.3 million for professional fees, and $0.1 million for impairment charges related to assets that were deemed obsolete due to restructuring activities. As of December 31, 2003, $1.8 million of the restructuring charge had been paid and $0.2 million was included in other accrued liabilities in the accompanying consolidated balance sheets. As of December 31, 2004, the entire $2.0 million of the restructuring charge has been paid.

Amortization of Intangibles

        On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142, which eliminated the amortization of goodwill. SFAS No. 142 requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill in December 2004, and determined that no impairment of goodwill existed as of December 31, 2004. A significant decline in our projected revenue or earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, loss of legal ownership or title to an asset, and any significant change in our strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results. Our other intangible assets, which are being amortized over a period of three to 12 years, include purchased technology, license agreements, patents, trademarks and a favorable lease.

        Amortization expense was $1.5 million, $1.5 million, and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Interest and Other Expense

        Interest and other expense was $0.9 million, $1.0 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002 and relates primarily to interest paid on obligations under capital leases, which are primarily related to our San Diego facility.

Income Taxes

        We recorded no tax expense for the year ended December 31, 2004 due primarily to research tax credits which reduced our income tax expense.

        We recorded a tax benefit of $8.3 million for the year ended December 31, 2003 versus a tax provision of $2.2 million for the year ended December 31, 2002. This change is due primarily to a decrease in the deferred tax valuation allowance during the fourth quarter ended December 31, 2003 to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized, and to a lesser extent, foreign operations for both periods. Based on the recent history of profitability and the forecasts for future periods, management determined it was more likely than not that net operating loss carryforwards and other temporary differences would be realized.

Loss from discontinued operations, net of taxes

        As of December 31, 2004, our urinalysis and ultrasonometer businesses were reported as discontinued operations under SFAS No. 144. Accordingly, the operations of both businesses have been classified as discontinued operations in the statements of operations for all periods presented. The loss from discontinued operations, net of taxes, was $7.9 million in 2004, and included a $6.0 million charge for impairment of assets and $1.9 million related to losses from operations, net of taxes. The charge for impairment of assets, net of taxes, included $5.2 million for net assets held for sale related to the urinalysis business and $0.8 million for asset impairment related to the discontinuance of the ultrasonometer business.

        The accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002 have been restated to reflect the results of operations of both businesses as discontinued operations. The loss from discontinued operations in 2003 was $1.7 million, net of taxes, as compared to $2.1 million, net of taxes, for 2002 and both amounts related to losses from operations.

Liquidity and Capital Resources

        As of December 31, 2004, our principal source of liquidity consisted of $36.3 million in cash and cash equivalents. Our working capital as of December 31. 2004 was $49.8 million.

        Our earnings from continuing operations provided cash of $11.4 million during 2004. We had earnings from continuing operations of $1.6 million, including $6.2 million of depreciation and amortization of intangible assets. Other changes in operating assets and liabilities included a decrease in accounts receivable of $8.8 million due to our decrease in net sales and earlier collections of outstanding receivables, an increase in inventory of $1.0 million due to lower then expected net sales, decreases in accounts payable of $1.0 million and accrued royalties of $1.2 million, (both as a result of decreased net sales) and a decrease in other current liabilities of $3.0 million, which included lower volume discounts of $1.7 million as a result of lower net sales and $1.0 million of bonuses earned during 2003. Our earnings from continuing operations provided cash of $19.7 million during 2003. We had earnings from continuing operations of $21.3 million, including the release of a $13.0 million valuation allowance on our deferred tax assets, partially offset by non-cash charges of $5.6 million of depreciation and amortization of intangible assets. Other changes in operating assets and liabilities included an increase in accounts receivable of $6.0 million due to our increase in net sales, a decrease in inventory of $1.4 million resulting from increased demand due to higher net sales, increases in accounts payable of $2.1 million and accrued royalties of $1.3 million as a result of our increase in net sales and an increase in other current liabilities of $2.6 million, which included higher volume discounts of $1.6 million as a result of lower net sales and $1.0 million of bonuses earned during 2003.

        Our investing activities used $5.3 million and $2.4 million of cash during 2004 and 2003, respectively. For 2004, this included $4.6 million for the acquisition of manufacturing equipment for our LTF products and other assets related to information technology, as well as $0.9 million for certain intellectual property. For 2003, the entire $2.5 million was used for the acquisition of manufacturing equipment for our LTF products and other assets related to information technology. We are currently planning $4.9 million in capital expenditures for 2005. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement building improvements, and for information technology. We plan to fund these capital expenditures with cash flow from operations. We do not have any firm purchase commitments with respect to such planned expenditures as of the date of filing this Annual Report.

        Our financing activities provided $6.0 million of cash during both 2004 and 2003. For both periods, the major source was proceeds we received from the issuance of common stock under our equity incentive plans, offset slightly by $0.5 million in both periods for payments on obligations under our capital leases related to our building in San Diego.

        In March 2005, we entered into a new $30.0 million credit facility (the "Senior Secured Credit Facility"), which has a three and a half year term, maturing on June 30, 2008. In January 2005, we terminated our existing $20.0 million credit facility, which included a $10.0 million term loan, which was to mature in July 2008, and a $10.0 million line of credit, which expired during January 2005. As of December 31, 2004 and through the date of termination in January 2005, there were no borrowings outstanding under either the existing line of credit or term loan, and we were in compliance with all covenants. The Senior Secured Credit Facility is secured by all of our assets and bears interest at a rate ranging from 0% to 1% plus the lender's prime rate or, at our option, a rate ranging from 1.0% to 2.0% plus the London InterBank Offering Rate. The agreement governing our Senior Secured Credit Facility also contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The terms of the Senior Secured Credit Facility require us to comply with certain financial covenants, including: a minimum net worth, a maximum ratio of debt drawn under the Senior Secured Credit Facility to earnings before interest, taxes, depreciation and amortization ("EBITDA"), a fixed charge coverage ratio, and minimum EBITDA. We currently have $30.0 million of availability under the Senior Secured Credit Facility.

        We also intend to continue evaluation of acquisition and technology licensing candidates. As such, we may need to incur additional debt, or sell additional equity, to successfully complete these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on the current cash position and the current assessment of future operating results, we believe that our existing sources of liquidity will be adequate to meet operating needs during the next 12 months and the foreseeable future.

Off-Balance Sheet Arrangements

        At December 31, 2004 and 2003, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

        Our facilities and certain equipment are leased under noncancelable capital and operating leases. As of December 31, 2004, we had no contractual purchase commitments with any vendors, and the following is a summary of our contractual obligations (in thousands):

		Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Capital lease obligations(1)	$14,621	$1,398	$2,783	$2,836	$7,604
Operating lease obligations(2)	6,761	1,190	2,505	3,066	—

Total	$21,382	$2,588	$5,288	$5,902	$7,604

(1)
Reflects obligations on facilities and equipment under capital leases, including current maturities, in place as of December 31, 2004. Future minimum lease payments are included in the table above.

(2)
Reflects obligations on facilities and equipment under operating leases in place as of December 31, 2004. Future minimum lease payments are included in the table above.

        We have entered into various licensing agreements, which require royalty payments based on specified product sales. These agreements encompass the majority of our products, which expire through 2014. Royalty expenses under these licensing agreements, which are charged to cost of sales, totaled $5.6 million, $8.7 million and $5.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. We believe we will continue to incur substantial royalty expenses relating to future sales of our product.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        We record revenues from product sales. These revenues are recorded net of rebates and other discounts which are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue occurs upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. We also earn income from the licensing of technology and from performing services under a joint development agreement. Royalty income from the grant of license rights is recorded during the period the cash is received from the licensee. Milestone payments are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Income earned from licensing and distribution activities are classified under revenues in the accompanying consolidated statements of operations.

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

        The elimination of amortization relating to goodwill and indefinite-lived intangibles had a positive impact on net earnings for each of the years ended December 31, 2004 and 2003 of approximately $2.5 million. SFAS No. 142 requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill in December 2004 and determined that no impairment of goodwill existed as of December 31, 2004.

        As of December 31, 2004, we believe it is more likely than not that we will be able to realize a portion of our deferred tax assets through expected future taxable profits. Although realization is not assured, we have concluded that it is more likely than not that the portion of deferred tax assets for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily our projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

        As of December 31, 2004, we recorded a valuation allowance of $4.1 million related to deferred tax assets created by the exercise and/or disposition of employee stock options in recent periods. The deferred tax asset originating from deductions for the exercise and/or disposition of stock options and the related valuation allowance have been recorded against additional-paid-in capital and did not affect net earnings for the period. Any tax benefits realized from the reduction of this valuation allowance will be recorded to additional-paid-in-capital. We also have recorded a valuation allowance of $8.1 million related to federal net operating losses of acquired businesses, which are available for our use. The tax benefit of these tax loss carryforwards, if and when realized, will first reduce the existing value of goodwill up to a total of $6.7 million, and any additional amount will be recognized as an income tax benefit.

        We will continue to assess the assumptions used to determine the valuation allowance. Should we determine that we would not be able to realize all or part of our other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made. Conversely, if based upon estimates of future earnings, we determine that all or a portion of the valuation allowance is no longer warranted, a reduction in the valuation would result in a corresponding credit to additional paid-in capital, goodwill, and/or income tax expense in the period such determination is made.

Recent Accounting Pronouncements

        For information on recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to the risk of currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations and have historically not been material. Nonetheless, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive income component of stockholders' equity reported by us, and such effect in the accounts of our foreign subsidiaries may become material in a reporting period.

        The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at December 31, 2004. Based on our market risk sensitive instruments outstanding at December 31, 2004 and 2003, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1).

Part III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures—Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2004 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

        Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the fourth quarter of 2004 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Management's Report on Internal Control Over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report which is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Stockholders of Quidel Corporation

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Quidel Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Quidel Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Quidel Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Quidel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quidel Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

                      Ernst & Young LLP

San Diego, California
March 11, 2005

Item 9B. Other Information

        None.

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item (with respect to directors) is incorporated by reference from the information under the caption "Election of Directors" to be contained in our 2005 Proxy Statement, which will be filed with the SEC no later than April 30, 2005. Information with respect to executive officers is included on pages 15-16 of this Form 10-K.

        The information required by Items 405 and 406 of Regulation S-K is incorporated by reference from the information under the captions "Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be contained in our 2005 Proxy Statement, which will be filed with the SEC no later than April 30, 2005.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference from the information under the captions "Director Compensation" and "Executive Compensation" to be contained in our 2005 Proxy Statement to be filed with the SEC no later than April 30, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference from the information under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" to be contained in our 2005 Proxy Statement, which will be filed with the SEC no later than April 30, 2005.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the information under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" to be contained in our 2005 Proxy Statement, which will be filed with the SEC no later than April 30, 2005.

Item 14. Principal Accounting Fees and Services

        The information required by this item is incorporated by reference from the information under the caption "Independent Auditors" to be contained in our 2005 Proxy Statement, which will be filed with the SEC no later than April 30, 2005.

Part IV

Item 15. Exhibits and Financial Statement Schedules

        The following documents are filed as part of this Form 10-K:

(a)
(1) Financial Statements

        The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report and incorporated herein by reference.

Consolidated Financial Statements of Quidel Corporation

  (2)
  Financial Statement Schedules

        The following Financial Statement Schedule of Quidel Corporation for the years ended December 31, 2004, 2003 and 2002 is filed as part of this Annual Report and should be read in conjunction with the consolidated financial statements of Quidel Corporation.

Schedule II. Valuation and Qualifying Accounts.

        Financial Statement Schedules not listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

  (3)
  Exhibits. See paragraph 15(b) below.

(b)
Exhibits

  The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K.

(c)
Financial Statements required by Regulation S-X which are excluded from this Annual Report on Form 10-K by Rule 14(a)-3(b).

    Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUIDEL CORPORATION
Date: March 15, 2005	By	/s/ CAREN L. MASON
Caren L. Mason President, Chief Executive Officer (Prinicipal Executive Officer) and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ MARK A. PULIDO Mark A. Pulido Chairman of the Board	/s/ PAUL E. LANDERS Paul E. Landers Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ THOMAS D. BROWN Thomas D. Brown Director	/s/ THOMAS A. GLAZE Thomas A. Glaze Director
/s/ CAREN L. MASON Caren L. Mason President, Chief Executive Officer (Principal Executive Officer), and Director	/s/ MARY LAKE POLAN Mary Lake Polan Director
/s/ DOUGLAS S. HARRINGTON Douglas S. Harrington Director	/s/ FAYE WATTLETON Faye Wattleton Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

The Board of Directors and
Stockholders of Quidel Corporation

        We have audited the accompanying consolidated balance sheets of Quidel Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quidel Corporation as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quidel Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

        ERNST & YOUNG LLP

San Diego, California
March 11, 2005

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,322	$25,627
Accounts receivable, net	15,274	24,143
Inventories	7,640	7,345
Deferred tax assets	—	5,046
Prepaid expenses and other current assets	1,506	1,605
Assets held for sale	753	1,974

Total current assets	61,495	65,740
Property, plant and equipment, net	20,181	19,484
Intangible assets, net	18,527	19,359
Deferred tax assets	11,751	7,146
Other assets	737	898
Assets held for sale	—	4,622

	$112,691	$117,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,292	$5,233
Accrued payroll and related expenses	1,355	1,126
Accrued royalties	2,205	3,450
Deferred revenue	1,629	1,586
Current portion of obligations under capital leases	589	519
Other current liabilities	1,656	4,297

Total current liabilities	11,726	16,211
Capital leases, net of current portion	9,088	9,677
Deferred rent	1,692	1,581
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 50,000 shares authorized, 31,848 and 30,406 shares issued and outstanding at December 31, 2004 and 2003, respectively	32	31
Additional paid-in capital	153,319	146,836
Accumulated other comprehensive income	1,407	1,199
Accumulated deficit	(64,573)	(58,286)

Total stockholders' equity	90,185	89,780

Total liabilities and stockholders' equity	$112,691	$117,249

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
REVENUES
Net sales	$76,072	$90,866	$71,622
Research contracts, license fees and royalty income	2,619	1,597	1,651

Total revenues	78,691	92,463	73,273

COSTS AND EXPENSES
Cost of sales	35,234	40,943	35,422
Research and development	11,340	8,465	6,748
Sales and marketing	13,990	15,977	14,649
General and administrative	14,852	10,003	8,845
Amortization of intangibles	1,459	1,517	1,405
Restructuring	—	1,966	—

Total costs and expenses	76,875	78,871	67,069

Operating earnings	1,816	13,592	6,204

OTHER INCOME (EXPENSE)
Other income	654	407	330
Interest and other expense	(886)	(980)	(960)

Total other income (expense)	(232)	(573)	(630)

Earnings from continuing operations before (benefit) provision for income taxes	1,584	13,019	5,574
(Benefit) provision for income taxes	—	(8,315)	2,182

Earnings from continuing operations	1,584	21,334	3,392

Loss from discontinued operations, net of taxes	(7,871)	(1,683)	(2,101)

Net earnings (loss)	$(6,287)	$19,651	$1,291

Basic earnings (loss) per share:
Continuing operations	$0.05	$0.73	$0.12
Discontinued operations	(0.25)	(0.06)	(0.07)
Net earnings (loss)	(0.20)	0.67	0.04
Diluted earnings (loss) per share:
Continuing operations	$0.05	$0.70	$0.11
Discontinued operations	(0.25)	(0.06)	(0.07)
Net earnings (loss)	(0.20)	0.65	0.04
Shares used in basic per share calculations	31,487	29,177	28,824
Shares used in diluted per share calculations	32,386	30,374	29,629

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock			Accumulated other comprehensive income (loss)
			Additional paid-in capital		Accumulated deficit	Total stockholders' equity	Total comprehensive income (loss)
	Shares	Amount
	(in thousands)
Balance at December 31, 2001	28,682	$30	$139,578	$(632)	$(79,228)	$59,748	$(371)

Issuance of common stock for cash under stock option, stock warrant and stock purchase plans	207	—	780	—	—	780
Translation adjustment	—		—	938		938	$938
Net earnings	—	—	—	—	1,291	1,291	1,291

Balance at December 31, 2002	28,889	30	140,358	306	(77,937)	62,757	$2,229

Issuance of common stock for cash under stock option, stock warrant and stock purchase plans	1,517	1	5,776	—	—	5,777
Income tax benefit due to exercise/disposition of employee stock options	—	—	702	—	—	702
Translation adjustment	—	—		893	—	893	$893
Net earnings	—	—	—	—	19,651	19,651	19,651

Balance at December 31, 2003	30,406	31	146,836	1,199	(58,286)	89,780	$20,544

Issuance of common stock for cash under stock option and stock purchase plans	1,442	1	6,432	—	—	6,433
Income tax benefit due to exercise/disposition of employee stock options	—	—	51	—	—	51
Translation adjustment	—	—	—	208	—	208	$208
Net loss	—	—	—	—	(6,287)	(6,287)	(6,287)

Balance at December 31, 2004	31,848	$32	$153,319	$1,407	$(64,573)	$90,185	$(6,079)

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
	(in thousands)
OPERATING ACTIVITIES
Earnings from continuing operations	$1,584	$21,334	$3,392
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,207	5,628	5,502
Loss on disposal of assets	64	368	14
Deferred tax asset	441	(10,566)	1,355
Changes in assets and liabilities:
Accounts receivable	8,847	(6,044)	(1,762)
Inventories	(1,029)	1,400	(989)
Prepaid expenses and other current assets	113	(390)	(235)
Accounts payable	(962)	2,078	(907)
Accrued payroll and related expenses	228	42	94
Accrued royalties	(1,245)	1,269	311
Deferred rent	111	338	581
Deferred revenue	—	1,586	—
Other current liabilities	(2,973)	2,611	258

Net cash provided by continuing operations	11,386	19,654	7,614
Net cash used by discontinued operations	(1,438)	(732)	(1,456)

Net cash provided by operating activities	9,948	18,922	6,158

INVESTING ACTIVITIES
Acquisition of plant and equipment and intangible assets	(5,438)	(2,494)	(4,263)
Other assets	137	128	(153)

Net cash used for investing activities	(5,301)	(2,366)	(4,416)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	6,484	6,479	780
Payments on debt and obligations under capital leases	(519)	(454)	(428)
Payments on line of credit	—	—	(2,650)

Net cash provided by (used for) financing activities	5,965	6,025	(2,298)

Effect of exchange rate changes on cash	83	136	70

Net increase (decrease) in cash and cash equivalents	10,695	22,717	(486)
Cash and cash equivalents at beginning of year	25,627	2,910	3,396

Cash and cash equivalents at end of year	$36,322	$25,627	$2,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$856	$881	$1,011

Cash paid for income taxes	$310	$998	$—

See accompanying notes.

QUIDEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Operations and Summary of Significant Accounting Policies

        Quidel Corporation (the "Company") commenced operations in 1979. The Company operates in one business segment, which develops, manufactures and markets point-of-care ("POC") rapid diagnostics for detection and management of a variety of medical conditions and illnesses. These products provide healthcare professionals with accurate and cost-effective diagnostic information at POC and are substantially focused on infectious diseases and reproductive health. The Company's products are sold to professionals for use in physician offices, hospitals, clinical laboratories, and wellness screening centers through a network of national and regional distributors, supported by a national sales force.

        Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Reclassification—Certain amounts from the prior year have been reclassified to conform to the December 31, 2004 financial statement presentation.

        Cash and Cash Equivalents—The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less.

        Accounts Receivable—The Company sells its products primarily to distributors in the U.S., Europe and Japan. The Company periodically assesses the financial strength of these customers and establishes allowances for anticipated losses when necessary. The balance of accounts receivable is net of allowances of $1.3 million and $2.0 million at December 31, 2004 and 2003, respectively.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on a quarterly basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete stock is identified. Inventories consisted of the following, net of reserves of $0.6 million and $0.2 million at December 31, 2004 and 2003, respectively:

	2004	2003
	(in thousands)
Raw materials	$2,641	$2,296
Work-in-process	2,501	3,432
Finished goods	2,498	1,617

	$7,640	$7,345

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

        Property, plant and equipment consisted of the following at December 31:

	2004	2003
	(in thousands)
Equipment, furniture and fixtures	$35,564	$32,248
Building and improvements	17,309	16,337
Land	1,080	1,080

	53,953	49,665
Less: Accumulated depreciation and amortization	(33,772)	(30,181)

	$20,181	$19,484

        Intangible Assets—Intangible assets are recorded at cost and amortized, except for indefinite-lived intangibles such as goodwill, on a straight-line basis over their estimated useful lives. The excess of cost over fair value of the net tangible assets purchased (goodwill) arose from the Company's acquisition of its wholly-owned subsidiaries Litmus Concepts, Inc. ("Litmus") and Metra Biosystems, Inc. ("Metra") and the purchase of technology from Litmus. The technology purchased from Litmus is being amortized over seven years. Patent filing costs are capitalized and amortized upon the issuance of the related patent. License and favorable lease arrangements are being amortized over the terms of the related agreements.

        Intangible assets consisted of the following at December 31:

	Life	2004	2003
		(in thousands)
Goodwill	N/A	$16,520	$16,556
Purchased technology	7 years	6,100	6,100
License agreements	7 to 8 years	3,300	3,300
Patent and trademark costs	10 to 12 years	3,623	2,772
Favorable lease and other	3 to 9 years	1,700	1,700

		31,243	30,428
Less: Accumulated amortization		(12,716)	(11,069)

		$18,527	$19,359

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired by comparing the carrying value to the fair value of the reporting unit to which they are assigned. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. SFAS No. 142 also requires periodic evaluations for impairment of goodwill balances. The Company completed its annual evaluation for impairment of goodwill in December 2004, and determined that no impairment of goodwill existed as of December 31, 2004. A significant decline in the Company's projected revenue or earnings growth or cash flows, a significant decline in the Company's stock price or the stock price of comparable companies, loss of legal ownership or title to an asset, and any significant change in the Company's strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on the Company's operating results.

        Impairment of Long-Lived Assets—In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total book value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and the eventual disposition are less than its carrying amount. An impairment loss is equal to the excess of the book value of an asset over its determined fair value. See "Discontinued Operations" in Note 2 to our Notes to Consolidated Financial Statements.

Other current liabilities—Other current liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Volume discounts payable	$376	$2,092
Accrued compensation	426	986
Accrued professional fees	411	272
Other	443	947

	$1,656	$4,297

        Revenue Recognition—The Company records revenues from product sales. These revenues are recorded net of rebates and other discounts which are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Title to the product and recognition of revenue occurs upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. The Company also earns income from the licensing of technology and from performing services under joint development agreements. Royalty income from the grant of license rights is recorded during the period the cash is received from the licensee. Milestone payments, arising under joint development agreements, are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company's performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company's performance obligations under the agreement. Income earned from licensing and distribution activities are classified under revenues in the accompanying consolidated statements of operations.

        Research and Development Costs—All research and development costs are charged to operations as incurred.

        Product Shipment Costs—Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations. Shipping and handling costs were $0.9 million, $1.3 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Deferred Revenue—The Company is involved in collaborative development efforts with a Fortune 500 consumer products company. In connection with these efforts, the Company has recorded deferred revenue of $1.6 million in the accompanying consolidated balance sheets as of December 31, 2004 and 2003.

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

        The estimated weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $4.23, $2.85 and $4.75, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31,
	2004	2003	2002
Risk-free interest rate	3.4%	3.0%	3.8%
Expected option life	5.3	6.1	6.1
Volatility	0.82	0.82	0.85
Dividend Rate	0%	0%	0%

        The pro forma effects on net earnings (loss) for 2004, 2003 and 2002 may not be representative of the effects on reported net earnings or loss in future years. In the Company's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards for the years ended December 31, 2004, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as indicated below:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(in thousands, except per share data)
Net earnings (loss)—as reported	$(6,287)	$19,651	$1,291
Net earnings (loss)—pro forma	(9,802)	15,994	(3,190)
Basic earnings (loss) per share—as reported	(0.20)	0.67	0.04
Diluted earnings (loss) per share—as reported	(0.20)	0.65	0.04
Basic earnings (loss) per share—pro forma	(0.31)	0.55	(0.11)
Diluted earnings (loss) per share—pro forma	(0.31)	0.53	(0.11)

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

        The following table reconciles the weighted average shares used in computing basic and diluted earnings per share in the respective periods:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Shares used in basic earnings per share (weighted average common shares outstanding)	31,487	29,177	28,824
Effect of dilutive stock options and warrants	899	1,197	805

Shares used in diluted earnings per share calculation	32,386	30,374	29,629

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

        Restructuring—In April 2003, the Company announced and implemented a restructuring plan (the "Restructuring Plan"). The Restructuring Plan was primarily driven by manufacturing automation in our San Diego facility, completion of certain research and development projects, implementation of our BaaN enterprise resource planning system in our Santa Clara facility, and the transition of our foreign sales and support offices to independent distributors. The Restructuring Plan included a workforce reduction of 63 positions (18% of our total workforce at such time) and closure of our sales and support offices in Heidelberg, Germany and Milan, Italy. The Company recorded a restructuring charge of approximately $2.0 million during 2003. The significant components of the restructuring charge were $1.2 million for employee severance costs, $0.4 million for contractual lease and commercial contract terminations, $0.3 million for professional fees and $0.1 million for impairment charges related to assets that were deemed obsolete due to restructuring activities. As of December 31, 2003, $1.8 million of the restructuring had been paid and $0.2 million was included in other accrued liabilities in the accompanying balance sheet. As of December 31, 2004, the full restructuring balance of $2.0 million had been paid.

        The following table provides a detail of activity related to our restructuring activity (in thousands):

	Severance	Facilities Consolidation and Contract Terminations	Professional Fees	Asset Impairments	Total
2003 Activity
Total charges	$1.2	$0.4	$0.3	$0.1	$2.0
Cash payments	(1.1)	(0.3)	(0.3)	—	(1.7)
Non-cash payments	—	—	—	(0.1)	(0.1)

Liability at December 31, 2003	$0.1	$0.1	$—	$—	$0.2

2004 Activity
Cash payments	0.1	0.1	—	—	(0.2)

Liability at December 31, 2004	$—	$—	$—	$—	$—

        Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123 (Revised 2004), a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The accounting provisions of SFAS No. 123 (Revised 2004) are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123 (Revised 2004) in the third quarter of fiscal 2005. The Company will be required to measure the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. The cost of share-based payments will be recognized over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.

        As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. See "Stock based compensation" in Note 1 to our consolidated financial statements above for the pro forma net income and net income per share amounts for 2004, 2003, and 2002 as if we had used a fair-value-based method similar to the methods required under SFAS No. 123 (Revised 2004) to measure compensation expense for employee stock incentive awards.

        In December 2004, the FASB issued Staff Position No. 109-1 ("FAS 109-1"), Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 ("AJCA") introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction, which is available starting in 2005, should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company is currently assessing the financial impact of FAS 109-1 on its future consolidated financial statements.

        Accounting Periods—The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. The Company's fiscal year end is December 31. For ease of reference, the calendar quarter end date is used herein.

Note 2. Discontinued Operations

        During the fourth quarter ended December 31, 2004, the Company made the decision to exit and dispose of its urinalysis and ultrasonometer businesses. As of December 31, 2004, the Company's urinalysis and ultrasonometer businesses qualified as discontinued operations under FAS No. 144. Accordingly, the operations of both businesses have been classified as discontinued operations in the statements of operations and certain related assets and liabilities of the urinalysis business were considered 'held for sale' in the balance sheets for all periods presented.

        Operating results of the urinalysis and ultrasonometer businesses are presented in the following table (in thousands):

	2004	2003	2002
Net sales from discontinued operations
Urinalysis	$1,573	$2,116	$2,148
Ultrasonometer	263	526	853

Total	$1,836	$2,642	$3,001

Loss from discontinued operations, net of taxes
Loss from operations
Urinalysis	$(1,823)	$(1,593)	$(1,951)
Ultrasonometer	(80)	(90)	(150)

	(1,903)	(1,683)	(2,101)
Loss on asset impairment
Urinalysis	(5,193)	—	—
Ultrasonometer	(775)	—	—

	(5,968)	—	—

Total	$(7,871)	$(1,683)	$(2,101)

        Assets and liabilities of the urinalysis and ultrasonometer businesses are presented in the following table (in thousands):

	2004	2003
Assets held for sale, current
Assets held for sale—urinalysis	$908	$1,674
Assets of discontinued operations—ultrasonometer	—	476
Liabilities of discontinued operations—urinalysis	(155)	(176)

Total	$753	$1,974

Assets held for sale, non-current—urinalysis	$—	$4,622

Note 3. Line of Credit

        As of December 31, 2004, the Company had a $10 million term loan facility which matured in July 2008 and which bore interest at a rate equal to the lender's base rate minus one quarter of one percent (5.0% as of December 31, 2004). The Company also had a $10 million line of credit facility which matured in January 2005 and, at the Company's option, bore interest at a rate equal to the lender's base rate minus one quarter of one percent (5.0% as of December 31, 2004) or at the London InterBank Offering Rate plus two and one quarter percent (4.7% as of December 31, 2004). The agreement governing the line of credit and term loan facilities contained certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. As of December 31, 2004, there were no borrowings outstanding under either the line of credit or the term loan. As of December 31, 2004, the Company had $10 million of availability both under the line of credit and term loan, and the Company was in compliance with all covenants. The Company entered into a new $30.0 million credit facility in March 2005. See Note 10. "Subsequent Events" in Notes to Consolidated Financial Statements.

Note 4. Income Taxes

        The Company's earnings from continuing operations before (benefit) provision for income taxes, were subject to taxes in the following jurisdictions for the following periods:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
United States	$279	$12,963	$5,453
Foreign	1,305	56	121

	$1,584	$13,019	$5,574

        Significant components of the (benefit) provision for income taxes from continuing operations are as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Current:
Federal	$—	$703	$523
Foreign	—	100	—
State	(441)	1,448	304

Total current provision	(441)	2,251	827

Deferred:
Federal	—	(10,392)	1,236
State	441	(174)	119

Total deferred provision	441	(10,566)	1,355

(Benefit) provision for income taxes	$—	$(8,315)	$2,182

        Significant components of the Company's deferred tax assets as of December 31, 2004 and 2003 are shown below.

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,163	$13,844
Capitalized research and development costs	8,408	5,310
Tax credit carryforwards	1,878	790
Other, net	6,985	5,945

Total deferred tax assets	30,434	25,889
Valuation allowance for deferred tax assets	(17,104)	(10,689)

Deferred tax assets, net of valuation allowance	13,330	15,200
Deferred tax liabilities:
Acquired intangibles	(1,013)	(1,548)
Depreciation	(566)	(1,460)

Total deferred tax liabilities	(1,579)	(3,008)

Net deferred tax assets	$11,751	$12,192

        As of December 31, 2004, the Company believes it is more likely than not that it will be able to realize a portion of its deferred tax assets through expected future taxable profits. Although realization is not assured, the Company has concluded that it is more likely than not that the portion of deferred tax assets for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily its projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

        As of December 31, 2004, the Company recorded a valuation allowance of $4.1 million related to deferred tax assets created by the exercise and/or disposition of employee stock options in recent periods. The deferred tax asset originating from deductions for the exercise and/or disposition of stock options and the related valuation allowance have been recorded against additional paid-in capital and did not affect net earnings for the period. Any tax benefits realized from the reduction of this valuation allowance will be recorded to additional paid-in capital.

        The Company also has recorded a valuation allowance of $8.8 million related to federal net operating losses of acquired businesses, which are available for use by the Company. The tax benefit of these tax loss carryforwards, if and when realized, will first reduce the existing value of goodwill up to a total of $6.7 million, and any additional amount will be recognized as an income tax benefit.

        The Company will continue to assess the assumptions used to determine the valuation allowance. Should the Company determine that it would not be able to realize all or part of its other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made. Conversely, if based upon estimates of future earnings, the Company determines that all or a portion of the valuation allowance is no longer warranted, a reduction in the valuation would result in a corresponding credit to additional paid-in capital, goodwill, and/or income tax expense in the period such determination is made.

        As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $37.3 million, including the acquired net operating losses of approximately $25.3 million. Approximately $4.8 million of the tax loss carryforwards are scheduled to expire during 2005, unless previously utilized. The balance of the carryforwards will expire at various dates through December 31, 2020, unless previously utilized. The Company has state net operating loss carryforwards of $11.3 million. Approximately $3.3 million are scheduled to expire during 2005. The balance of the carryforwards will expire at various dates through 2014. The Company has federal and state research credits of $0.2 million and $1.3 million, respectively. The federal credits begin to expire in 2024 and the state credits do not expire. The Company also has federal alternative minimum tax credit carryforwards of approximately $0.8 million that do not expire.

        Pursuant to Internal Revenue Code Section 382 and 383, the Company's use of its net operating loss and credit carryforwards may be limited as a result of cumulative changes in ownership of more than 50% over a three year period.

        The reconciliation of income tax computed at the federal statutory rate to the (benefit) provision for income taxes from continuing operations is as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Tax at statutory tax rate	$539	$4,428	$1,895
Federal and state research credits—current year	(343)	—	—
Federal and state research credits—prior year true-up	(922)	—	—
Foreign taxes and foreign losses not benefited	—	100	—
State taxes, net of federal benefit	74	662	331
Change in valuation allowance	913	(13,019)	—
Other	(261)	(486)	(44)

	$—	$(8,315)	$2,182

Note 5. Stockholders' Equity

        Preferred Stock    The Company's certificate of incorporation, as amended, authorizes the issuance of up to 5 million preferred shares. The Board of Directors is authorized to fix the number of shares of any series of preferred stock, and to determine the designation of such shares. However, the amended certificate of incorporation specifies the initial series and the rights of that series. No shares of preferred stock were outstanding as of December 31, 2004 and 2003.

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

        Stock Options    The Company has stock options outstanding which were issued under various equity incentive plans to certain employees, consultants and directors. The options have terms ranging up to 10 years, have exercise prices ranging from $0.01 to $11.90, and generally vest over four years. During 2004, the Company issued 24,940 shares of restricted Common Stock with an exercise price of $0.01 to certain officers. The restricted shares also generally vest over four years. All restricted shares were outstanding and unvested as of December 31, 2004.

        The Company grants options to employees and non-employee directors under its 2001 Stock Incentive Plan and previously granted options under the 1998 Stock Incentive Plan and the 1996 Non-Employee Directors Stock Option Plan. The 1998 and 1996 Plans were terminated at the time of adoption of 2001 Plan, but the terminated Plans continue to govern outstanding options granted thereunder. At December 31, 2004, 1,898,342 shares remained available for grant under the 2001 Stock Incentive Plan.

        The following table summarizes option activity in terms of thousands of shares and the weighted average exercise per share:

	Year ended December 31
	2004		2003		2002
	Shares	Price	Shares	Price	Shares	Price
	(in thousands, except price data)
Outstanding at beginning of period	4,479	$4.51	5,564	$4.58	4,992	$4.33
Granted	1,608	5.69	1,220	4.14	1,022	6.13
Exercised	(1,387)	4.45	(1,467)	3.84	(179)	3.73
Cancelled	(819)	5.71	(838)	5.61	(271)	6.14

Outstanding at end of period	3,881	$4.78	4,479	$4.51	5,564	$4.58

        The following table summarizes information as of December 31, 2004 concerning options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 0.0100 - $ 0.01	41,418	9.31	$0.01	0	$0.0000
$ 2.2500 - $ 3.25	882,755	4.90	$3.2131	718,009	$3.2257
$ 3.2813 - $ 3.4600	513,501	9.08	$3.4402	57,140	$3.2884
$ 3.5400 - $ 3.9900	510,313	7.63	$3.8101	179,536	$3.8187
$ 4.0000 - $ 5.0312	648,181	6.27	$4.8711	583,135	$4.8897
$ 5.0400 - $ 5.5900	388,984	7.62	$5.3600	282,171	$5.3479
$ 5.6500 - $ 5.8500	417,525	8.36	$5.7641	135,840	$5.7529
$ 6.0000 - $ 9.1000	282,748	7.60	$7.1837	123,696	$6.9758
$ 9.6800 - $11.1600	21,750	8.95	$11.0739	688	$10.1838
$11.9000	172,854	9.15	$11.9000	—	$0.0000

$ 0.0100 - $11.9000	3,880,029	7.14	$4.7746	2,080,215	$4.4222

        Employee Stock Purchase Plan    Under the Employee Stock Purchase Plan (the "Plan"), full-time employees are allowed to purchase common stock through payroll deductions (which cannot exceed 10% of the employee's compensation) at the lower of 85% of fair market value at the beginning or end of each six-month option period. As of December 31, 2004, 742,260 shares had been sold under the Plan, leaving 7,740 shares available for future issuance.

        Shares Reserved for Future Issuance    At December 31, 2004, approximately 5.8 million shares of common stock were reserved for the exercise of stock options and and purchases under the Plan and the Company's 2001 Stock Incentive Plan.

Note 6. Commitments and Contingencies

        Leases    The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancellable leases at the end of 2004 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
Years ending December 31,
2005	$1,190	$1,398
2006	1,188	1,406
2007	1,317	1,377
2008	1,453	1,404
2009	1,613	1,432
Thereafter	—	7,604

Total minimum lease payments	$6,761	14,621

Less amount representing interest		(4,944)

Present value of capital lease payments		9,677
Less current portion		(589)

Long-term obligations under capital leases		$9,088

        At December 31, 2004, assets under capital leases included in property and equipment totaled $12.9 million with accumulated amortization of $6.4 million.

        Rent expense under operating leases totaled approximately $1.5 million, $1.5 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        During December 1999, the Company completed a sale and leaseback transaction of one of its facilities. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. As a part of this transaction, the Company paid off the mortgage on the facility of approximately $3.0 million, and an extraordinary loss of $0.9 million was incurred in connection with the prepayment. The Company's lease for its 78,000 square foot facility is for 15 years, with options to extend the lease for up to two additional five-year periods. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under SFAS No. 98 "Accounting for Sales of Real Estate." As such, the assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. The Company recorded $11.3 million as the present value of the net lease payments as a capital lease obligation.

Contracts

        The Company has entered into various licensing agreements, which require royalty payments based on specified product sales. These agreements encompass the majority of the Company's products, and range in expiration through 2019. Also, in 1997 the Company paid an upfront cash payment of $2.3 million in conjunction with one of its license agreements. This license fee was capitalized and is being amortized over 7.5 years, the term of the agreement. Royalty expenses, which are charged to cost of sales under these licensing agreements, totaled $5.6 million, $8.7 million and $5.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, $2.2 million and $3.4 million, respectively, were recorded as accrued royalties in the accompanying consolidated balance sheets. The Company believes it will continue to incur substantial royalty expenses relating to future sales of its products.

        At December 31, 2004, the Company has no material commitments for materials or capital expenditures.

Legal

        On February 20, 2004, the Company filed a lawsuit for patent infringement against Inverness Medical Innovations, Inc. ("IMA") and Applied Biotech, Inc. ("ABI") related to fundamental, lateral-flow technology. The suit was filed in the U.S. District Court, Southern District of California (the "Court"). The Company is seeking damages as well as permanent and preliminary injunctions against IMA and ABI related to their products that infringe our patented technology. The lawsuit also seeks declaratory relief relating to certain IMA-owned or licensed U.S. patents, and names Inverness Medical Switzerland GmbH and Armkel LLC as defendants, in addition to IMA.

        On March 9, 2004, IMA and ABI filed an answer and counterclaim in response to our February 20, 2004 lawsuit. In their answer, IMA and ABI denied the allegations of infringement and asserted our patent is invalid and unenforceable. In their counterclaim, they allege infringement by the company of patents named in the company's request for declaratory relief. IMA and ABI are seeking damages and preliminary and permanent injunctions against the company's lateral flow products. Additionally, IMA, ABI and Wampole Laboratories, LLC filed a separate patent infringement complaint against the company alleging infringement of a certain lateral flow patent and likewise seeking damages and injunctive relief. Subsequent pleadings have resulted in the company adding three additional patents to the company's request for declaratory relief. Markman hearings have begun in the case with the Court having issued rulings on construction related to two of the patents at issue. The Markman hearing is scheduled to continue in March 2005. Discovery has also begun in the case. No trial date has been set. If injunctive relief is granted to IMA, we would be required to cease manufacturing and selling the products at issue, which products currently represent a substantial majority of our revenues.

        Earlier, on or about February 4, 2004, Inverness Medical Switzerland GmbH filed a lawsuit against the company, the company's German affiliate, Quidel Deutschland GmbH, and our distributor in Germany, Progen Biotechnik GmbH, alleging that certain products the company and the other parties sell infringe two Inverness-owned European patents. The suit was filed in District Court in Dusseldorf,

Germany. Quidel Deutschland GmbH was served with a copy of this lawsuit on February 17, 2004. In addition to damages, the suit petitions for injunctive relief, requesting we cease and desist manufacturing, selling, marketing and importing various lateral flow products.

        On April 23, 2004, the Company joined an ongoing opposition proceeding in the European Patent Office (EPO) in Germany challenging the validity of one of the IMA-owned patents asserted against the company in the Dusseldorf lawsuit. Following oral hearings in December 2004, the EPO rendered a decision revoking the IMA-owned patent in its entirety. This decision may be appealed.

        On September 22, 2004, the Company filed a nullity action in the Federal Patent Court in Munich, Germany requesting a declaration of invalidity of the second IMA-owned patent asserted against the company in the Dusseldorf lawsuit. Recently, in a nullity action brought by a third party against the same patent, the Federal Patent Court made a preliminary finding that the only independent claim in that patent, claim 1, was not valid as granted. That proceeding is continuing and is scheduled to resume in June 2005.

        These developments in Germany with respect to the two IMA-patents asserted against us in the Dusseldorf lawsuit have resulted in a delay of the infringement action against the Company in Dusseldorf. Thus, the previously scheduled January 27, 2005 hearing was canceled and no hearing date is scheduled in that matter.

        On September 16, 2004, the Company filed a lawsuit for patent infringement, in the District Court of Mannheim, Germany, against Unipath Diagnostic, GmbH, an affiliate of IMA, seeking damages and injunctive relief related to its lateral flow products. An oral hearing in the matter was conducted on March 4, 2005, with the court deciding to permit submission of additional written arguments by both parties.

        There is not a specific amount or range sought in damages in the lawsuits discussed above. Given the early stage of these actions, the Company cannot predict the ultimate outcome of any of these matters at this time. As a result, in accordance with Statement of Financial Accounting Standard No. 5 "Accounting for Contingencies", the Company has disclosed the existence of these lawsuits; however, no accrual for potential losses, if any, has been recorded.

        The Company is also involved in other litigation matters from time to time in the ordinary course of business. Management believes that any and all such other actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes appropriate given the nature of its business.

Note 7. Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the U.S. totaled 29%, 41%, and 31% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, balances due from foreign customers, in U.S. dollars, were $8.0 million and $11.5 million, respectively.

        The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Year ended December 31,
	2004	2003	2002
Customer:
A	16%	16%	21%
B	15%	7%	3%
C	13%	29%	14%
D	12%	6%	2%
E	10%	7%	11%

        As of December 31, 2004 and 2003, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $9.6 million and $16.2 million, respectively.

        The following presents long-lived assets as of December 31, 2004 and 2003 and net sales for the years ended December 31, 2004, 2003 and 2002 by geographic territory:

	Long-lived Assets December 31,		Net Sales Year ended December 31,
	2004	2003	2004	2003	2002
	(in thousands)
United States Operations
Domestic	$20,174	$19,436	$53,872	$53,506	$49,512
Foreign	—	—	21,733	33,713	16,936
Foreign operations	7	48	467	3,647	5,174

Total	$20,181	$19,484	$76,072	$90,866	$71,622

Consolidated net sales by product are as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Influenza	$25,661	$37,477	$14,805
Group A strep	16,502	17,427	16,652
Pregnancy	16,499	16,995	21,285
Bone markers	4,989	5,339	5,275
H. Pylori	3,032	3,039	3,264
Chlamydia	1,481	1,213	1,310
Mononucleosis	1,245	1,176	1,301
Other products	6,663	8,200	7,730

	$76,072	$90,866	$71,622

Note 8. Employee Benefit Plan

        The Company has a defined contribution 401(k) plan (the "401(k) Plan") covering all employees who are eligible to join the 401(k) Plan upon employment. Employees may contribute up to 20% of their compensation per year (subject to a maximum limit by federal law). The Company contributed approximately $0.4 million, $0.2 million and $0.2 million to the 401(k) Plan during the years ended December 31, 2004, 2003 and 2002, respectively.

Note 9. Related-Party Transactions

        During 2004, 2003 and 2002, the Company made payments to a shareholder of approximately $0.1 million in each of those periods. These payments related to legal advisory and consulting services.

        In connection with the acquisition of Litmus in December 2000, the Company leases a facility from a partnership, a partner of which was a prior shareholder of Litmus and is now a shareholder of the Company. The lease is for nine years with total rental payments of approximately $6.6 million, of which approximately $0.9 million, $0.6 million and $0.4 million were paid in 2004, 2003 and 2002, respectively.

        The Company completed a sales leaseback transaction with a third party in December 1999, which became a related party as a result of the transaction. The Company paid approximately $1.3 million for the years ended December 31, 2004, 2003 and 2002. (See Note 6.)

Note 10. Subsequent Events

Credit Facility

        In March 2005, the Company entered into a new $30.0 million credit facility (the "Senior Secured Credit Facility"), which has a three and a half year term, maturing on June 30, 2008. In January 2005, the Company terminated its existing $20.0 million credit facility, which included a $10.0 million term loan, which was to mature in July 2008, and a $10.0 million line of credit, which expired during January 2005. As of December 31, 2004 and through the date of termination in January 2005, there were no borrowings outstanding under either the line of credit or term loan, and the Company was in compliance with all covenants. The Senior Secured Credit Facility is secured by all of the Company's assets and bears interest at a rate ranging from 0% to 1% plus the lender's prime rate or, at the Company's option, a rate ranging from 1.0% to 2.0% plus the London InterBank Offering Rate. The agreement governing the Senior Secured Credit Facility contains certain customary covenants restricting the Company's ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The terms of the Senior Secured Credit Facility require the Company to comply with certain financial covenants, including; a minimum net worth, a maximum ratio of debt drawn under the Senior Secured Credit Facility to earnings before interest, taxes, depreciation and amortization ("EBITDA"), a fixed charge coverage ratio, and minimum EBITDA.

Note 11. Quarterly Financial Information (unaudited)

	First Quarter	First Quarter(2)	Second Quarter	Second Quarter(2)	Third Quarter	Third Quarter(2)	Fourth Quarter(1)	Fourth Quarter(2)(1)	Total Year	Total Year
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share data)
2004
Total revenues	$19,736	$19,326	$14,282	$13,824	$14,151	$13,612	—	$31,929	—	$78,691
Gross profit	9,732	9,658	6,298	6,624	5,469	5,799	—	18,757	—	40,838
Earnings (loss) from continuing operations	—	780	—	(1,702)	—	(3,521)	—	6,027	—	1,584
Loss from discontinued operations, net of taxes	—	(488)	—	(588)	—	(124)	—	(6,671)	—	(7,871)
Net earnings (loss)	292	292	(2,290)	(2,290)	(3,645)	(3,645)		(644)		(6,287)
Basic earnings (loss) per share:
Continuing operations	—	0.03	—	(0.05)	—	(0.11)	—	0.19	—	0.05
Discontinued operations	—	(0.02)	—	(0.02)	—	(0.00)	—	(0.21)	—	(0.25)
Net earnings (loss)	0.01	0.01	(0.07)	(0.07)	(0.12)	(0.12)	—	(0.02)	—	(0.20)
Diluted earnings (loss) per share:
Continuing operations	—	0.03	—	(0.05)	—	(0.11)	—	0.19	—	0.05
Discontinued operations	—	(0.02)	—	(0.02)	—	(0.00)	—	(0.21)	—	(0.25)
Net earnings (loss)	0.01	0.01	(0.07)	(0.07)	(0.12)	(0.12)	—	(0.02)	—	(0.20)
2003
Total revenues	$24,395	$23,721	$18,878	$18,271	$18,619	$18,066	$33,213	$32,405	$95,105	$92,463
Gross profit	12,801	12,574	9,046	8,795	9,155	9,001	19,694	19,553	50,696	49,923
Earnings (loss) from continuing operations	—	2,054	—	(48)	—	16	—	19,312	—	21,334
Loss from discontinued operations, net of taxes	—	(364)	—	(319)	—	(497)	—	(503)	—	(1,683)
Net earnings (loss)	1,690	1,690	(367)	(367)	(481)	(481)	18,809	18,809	19,651	19,651
Basic earnings (loss) per share:
Continuing operations	—	0.07	—	(0.00)	—	(0.00)	—	0.65	—	0.73
Discontinued operations	—	(0.01)	—	(0.01)	—	(0.02)	—	(0.02)	—	(0.06)
Net earnings (loss)	0.06	0.06	(0.01)	(0.01)	(0.02)	(0.02)	0.63	0.63	0.67	0.67
Diluted earnings (loss) per share:
Continuing operations	—	0.07	—	(0.00)	—	(0.00)	—	0.61	—	0.70
Discontinued operations	—	(0.01)	—	(0.01)	—	(0.02)	—	(0.02)	—	(0.06)
Net earnings (loss)	0.06	0.06	(0.01)	(0.01)	(0.02)	(0.02)	0.59	0.59	0.65	0.65

(1)
The fourth quarter of 2003 includes a tax benefit of $8.3 million. The tax benefit was primarily due to a decrease in the deferred tax valuation allowance to recognize deferred tax assets at amounts considered by management, more likely than not, to be realized. Based on the Company's recent history of profitability and the forecasts for future periods, management had determined it was more likely than not that net operating loss carryforwards and other temporary differences would be realized.

(2)
All periods presented have been restated to reflect discontinued operations, which occurred in the fourth quarter of 2004.

SCHEDULE II

QUIDEL CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Descripton	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
Year ended December 31, 2004:
Allowance(1)	$2,006	$2,278	—	$2,976	$1,308
Year ended December 31, 2003:
Allowance(2)	872	2,156	—	1,022	2,006
Year ended December 31, 2002:
Allowance(3)	899	1,591	—	1,618	872

(1)
Represents provisions primarily related to returned goods allowances and defective products, allowances for cash discounts, contract pricing rebates, and bad debts, all of which are reductions to sales as well as for allowances for bad debts. For the year ended December 31, 2004, $1.3 million, $0.7 million, $0.1 million, and $0.1 million were charged to returned goods allowances and defective products, cash discounts, contract pricing rebates and bad debts, respectively.

(2)
Represents provisions primarily related to returned goods allowances and defective products, allowances for cash discounts, contract pricing rebates, and bad debts, all of which are reductions to sales as well as for allowances for bad debts. For the year ended December 31, 2003, $0.9 million, $0.6 million, $0.6 million, and $0.1 million were charged to returned goods allowances and defective products, cash discounts, contract pricing rebates and bad debts, respectively.

(3)
Represents provisions primarily related to allowances for cash discounts, contract pricing rebates, and bad debts, all of which are reductions to sales as well as for allowances for bad debts. For the year ended December 31, 2002, $0.7 million, $0.6 million, and $0.3 million were charged to cash discounts, contract pricing rebates and bad debts, respectively.

EXHIBIT INDEX

Exhibit Number
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1991.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated November 8, 2000.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (Incorporated by reference to Exhibit 1(A) to the Registrant's Registration Statement on Form 8-A filed on January 14, 1997.)
4.2	Amended and Restated Rights Agreement dated as of May 24, 2002 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on May 29, 2002.)
10.1(1)	Registrant's 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Appendix A to the Registrant's Proxy Statement filed on April 17, 2001.)
10.2(1)	Registrant's 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.3(1)	Registrant's 1996 Non-Employee's Director Plan. (Incorporated by reference to Registrant's Proxy Statement filed on September 27, 1996.)
10.4(1)	Registrant's 1998 Stock Incentive Plan. (Incorporated by reference to Registrant's Proxy Statement filed on July 8, 1998.)
10.5(1)	Registrant's Amended and Restated 2001 Equity Incentive Plan. (Incorporated by reference to Appendix A to Registrant's Proxy Statement filed on April 20, 2004.)
10.6(1)	Form of Restricted Stock/Stock Option Agreement used in connection with the Registrant's Amended and Restated 2001 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the quarter ended September 30, 2004.)
10.7(1)	Registrant's General Nonstatutory Stock Option Plan, as amended December 11, 2000 (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed on March 31, 2003.).
10.8	Trademark License Agreement dated October 1, 1994 between the Registrant and Becton, Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended March 31, 1995.)
10.9	Settlement Agreement effective April 1, 1997 between the Registrant and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.10	Campbell License Agreement effective April 1, 1997 between the Registrant and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.11	Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended March 31, 1997.)
10.12(1)	Employment Agreement dated September 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.)

10.13(1)	Stock Option Agreement dated September 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended September 30, 1998.)
10.14(1)	Amendment No. 1 to the Employment and Stock Option Agreement effective August 13, 2001 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.15(1)	Employment Agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.16(1)	Stock Option Agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.17(1)	Amended Employment Agreement effective August 13, 2001 between the Registrant and S. Wayne Kay (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.18(1)	Stock Option Agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2001.)
10.19	Master Revolving Note dated August 29, 2002 by Quidel Corporation in favor of Comerica Bank—California. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.20	Variable Rate—Single Payment Note dated August 29, 2002 by Registrant in favor of Comerica Bank—California. (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.21	Security Agreement dated as of August 29, 2002 between Registrant and Comerica Bank—California. (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.22	Business Loan Agreement dated of August 29, 2002 between Registrant and Comerica Bank—California. (Incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
10.23	Form of Asset Sale Agreement—Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on December 15, 1999.)
10.24	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on January 4, 2000.)
10.25	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed on January 4, 2000.)
10.26	Form of Indemnification Agreement—Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2000.)
10.27(1)	Change in Control Agreement dated February 27, 2003 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-Q for quarter ended March 31, 2003)
10.28(1)	Amendment No. 1 to Change in Control agreement dated February 27, 2003 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.29(1)	Change in Control Agreement dated February 28, 2003 between the Registrant and Paul E. Landers. (Incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-Q, period ended March 31, 2003.)
10.30(1)	Amendment No. 1 to Change in Control agreement dated February 28, 2003 between the Registrant and Paul E. Landers. (Incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.31(1)	Change in Control Agreement dated April 13, 2003 between the Registrant and Mark E. Paiz. (Incorporated by reference to Exhibit 10.34 to the Registrant's 10-Q, March 31, 2003.)
10.32(1)	Amendment No. 1 to Change in Control agreement dated April 13, 2003 between the Registrant and Mark E. Paiz. (Incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.33(1)	Change in Control Agreement dated July 19, 2004 between the Registrant and Scot M. McLeod. (Incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.34(1)	Change in Control Agreement dated July 19, 2004 between the Registrant and Michael J. Beck. (Incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.35(1)	Stock Option Agreement effective August 20, 2004 between the Registrant and Caren L. Mason. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 26, 2004.)
10.36(1)	Employment Agreement dated as of August 20, 2004 between the Registrant and Caren L. Mason. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on August 26, 2004.)
10.37(1)	Change in Control Agreement dated August 20, 2004, between the Registrant and Caren L. Mason. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on August 26, 2004.)
10.38(1)	Employment Offer Letter dated as of October 26, 2004 between Registrant and Thomas J. Foley, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Registant's Form 8-K filed on November 2, 2004.)
10.39(1)	Change in Control Agreement effective as of November 8, 2004 between Registrant and Thomas J. Foley, Ph.D. (Incorporated by reference to Exhibit 10.2 to the Registant's Form 8-K filed on November 2, 2004.)
10.40(1)	Annual Base Salary for the Company's Executive Officers effective as of March 7, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 11, 2005.)
10.41	Credit Agreement by and among Quidel Corporation, as Borrower, each lender from time to time party thereto (collectively, "Lenders" and individually, a "Lender") and Bank of America, N.A., as Agent and L/C Issuer, dated as of January 31, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 14, 2005.)
10.42	Security Agreement by and among Quidel Corporation, as Borrower, direct and indirect domestic subsidiaries of Borrower, each additional grantor that may become a party thereto and Bank of America, N.A., as Agent, dated as of January 31, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on March 14, 2005.)
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Chief Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Chief Executive Officer and Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(1)
Indicates a management plan or compensatory plan or arrangement.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein)
Part I
Risks Related to Our Common Stock
Part II
COMMON STOCK PRICE RANGE
Part III
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Part IV
Consolidated Financial Statements of Quidel Corporation
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
QUIDEL CORPORATION CONSOLIDATED BALANCE SHEETS
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
QUIDEL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUIDEL CORPORATION CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS (in thousands)
EXHIBIT INDEX