Form 10-Q
period 2005-03-31
QUIDEL CORP /DE/
filed 2005-05-10
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

(858) 552-1100

(Registrant’s telephone number, including area code)

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

As of April 25, 2005, 31,962,173 shares of common stock were outstanding.

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2005

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,893	$36,322
Accounts receivable, net	10,160	15,274
Inventories, net	6,698	7,640
Other current assets	1,927	1,506
Assets held for sale	500	753
Total current assets	63,178	61,495
Property and equipment, net	19,479	20,181
Intangible assets, net	18,165	18,527
Deferred tax asset	8,534	11,751
Other non-current assets	900	737
Total assets	$110,256	$112,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,539	$4,292
Accrued payroll	1,646	1,355
Accrued royalties	1,088	2,205
Current portion of obligations under capital leases	608	589
Accrued patent litigation	17,000	—
Other accrued liabilities	2,121	3,285
Total current liabilities	27,002	11,726
Deferred rent	1,656	1,692
Capital leases, net of current portion	8,926	9,088
Stockholders’ equity:
Common stock	33	32
Additional paid-in capital	153,687	153,319
Accumulated other comprehensive earnings	1,376	1,407
Accumulated deficit	(82,424)	(64,573)
Total stockholders’ equity	72,672	90,185
Total liabilities and stockholders’ equity	$110,256	$112,691

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended March 31,
	2005	2004
REVENUES
Net sales	$21,524	$18,723
Research contracts, license fees and royalty income	1,142	603
Total revenues	22,666	19,326
COSTS AND EXPENSES
Cost of sales	8,367	9,065
Research and development	3,350	2,497
Sales and marketing	4,289	3,307
General and administrative	3,989	2,811
Patent litigation settlement	17,000	—
Amortization of intangibles	315	383
Total costs and expenses	37,310	18,063
Operating earnings (loss)	(14,644)	1,263
OTHER INCOME (EXPENSE)
Interest income	190	81
Interest expense	(206)	(225)
Other	5	(8)
Total other income (expense)	(11)	(152)
Earnings (loss) from continuing operations before provision for income taxes	(14,655)	1,111
Provision for income taxes	3,000	331
Earnings (loss) from continuing operations	(17,655)	780
Loss from discontinued operations, net of taxes	(196)	(488)
Net earnings (loss)	$(17,851)	$292
Basic earnings (loss) per share:
Continuing operations	$(0.55)	$0.03
Discontinued operations	(0.01)	(0.02)
Net earnings	(0.56)	0.01
Diluted earnings (loss) per share:
Continuing operations	$(0.55)	$0.02
Discontinued operations	(0.01)	(0.01)
Net earnings	(0.56)	0.01
Shares used in basic per share calculation	31,906	30,939
Shares used in diluted per share calculation	31,906	32,671

See accompanying notes.

QUIDEL CORPORATION CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net cash provided by continuing operations	$7,871	$9,172
Net cash used for discontinued operations	(61)	(87)
Net cash provided by operating activities	7,810	9,085
INVESTING ACTIVITIES:
Acquisition of property and equipment	(254)	(941)
Other assets	(178)	(177)
Net cash used for investing activities	(432)	(1,118)
FINANCING ACTIVITIES:
Payments on obligations under capital leases	(143)	(126)
Net proceeds from issuance of common stock and warrants	368	5,205
Net cash provided by financing activities	225	5,079
Effect of exchange rate changes on cash and cash equivalents	(32)	210
Net increase in cash and cash equivalents	7,571	13,256
Cash and cash equivalents, beginning of period	36,322	25,627
Cash and cash equivalents, end of period	$43,893	$38,883
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$207	$218
Cash paid during the period for income taxes	$—	$—

See accompanying notes.

Quidel Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Quidel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at March 31, 2005, and for the three months ended March 31, 2005 and 2004, is unaudited. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K.

The Company’s first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, the calendar quarter end date is used herein.

Note 2. Comprehensive Earnings (Loss)

The components of comprehensive earnings (loss) are as follows (in thousands; unaudited):

	Three months ended March 31,
	2005	2004
Net earnings (loss)	$(17,851)	$292
Foreign currency translation adjustment	(31)	(82)
Comprehensive earnings (loss)	$(17,882)	$210

Note 3. Stock Compensation

The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, in accounting for its employee and director stock options. In accordance with APB No. 25, because the exercise price of the Company’s employee and director stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Risk-free interest rate	3.0%	3.0%
Expected option life (years)	4.6	6.2
Volatility	0.81	0.82
Dividend rate	0%	0%

The pro forma effects on net earnings (loss) for the three months ended March 31 2005 and 2004 may not be representative of the effects on reported net earnings or loss in future periods. In the Company’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the three months ended March 31, 2005 and 2004, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been as indicated below (in thousands, except per share data; unaudited):

	Three months ended March 31,
	2005	2004
Net earnings (loss)—as reported	$(17,851)	$292
Net loss—pro forma	(18,537)	(627)
Basic and diluted earnings (loss) per share—as reported	(0.56)	0.01
Basic and diluted loss per share—pro forma	(0.58)	(0.02)

Note 4. Computation of Earnings Per Share

Basic earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options. Potentially dilutive shares have not been included for the three months ended March 31, 2005, as their inclusion would be antidilutive.

The following table reconciles the weighted average shares used in computing basic and diluted earnings per share in the respective periods (in thousands; unaudited):

	Three months ended March 31,
	2005	2004
Shares used in basic earnings per share (weighted average common shares outstanding)	31,906	30,939
Effect of dilutive stock options	—	1,732
Shares used in diluted earnings per share calculation	31,906	32,671

Note 5. Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Raw materials	$2,722	$2,641
Work-in-process	2,323	2,501
Finished goods	1,653	2,498
	$6,698	$7,640

Note 6. Deferred Revenue

During 2004, the Company entered into a joint development agreement with another company. In connection with this agreement, the Company had received approximately $1.6 million in upfront non-refundable fees, which had been recorded as deferred revenue and included in other accrued liabilities in the accompanying balance sheet. A portion of this amount was to be recognized as contract revenue ratably over the period of development, which was expected to be through the third quarter of 2006, while the remainder was being recognized as contract revenue as certain milestones were completed. During the quarter ended March 31, 2005, the Company recorded contract revenue of approximately $0.6 million related to milestones completed in connection with the joint development agreement. During the second quarter of 2005, the joint development agreement was terminated. Accordingly, the remaining deferred revenue balance of $0.9 million at March 31, 2005 will be recognized as contract revenue during the second quarter of 2005.

Note 7. Income Taxes

During the quarter ended March 31, 2005, the Company recorded a patent litigation settlement charge of $17 million and under the same agreement will be required to pay royalties on certain future product sales.  Due to the impact of this settlement, the Company has reassessed the realizability of its deferred tax assets, which have been recognized primarily based on projected earnings.  As a result of revisions to its estimates of projected earnings, related primarily to the effect of the settlement payment and future royalty payments, partially offset by a projected reduction in future litigation expenses, the Company has concluded that it could not support the recognition of the same level of deferred tax assets that it had reported on its balance sheet as of December 31, 2004.  Based primarily on these changes, the Company recorded an income tax expense of $3.0 million during the quarter ended March 31, 2005.  The expense resulted from an estimated reduction in the utilization of deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not that the remaining portion of deferred tax assets for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily its projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

The Company will continue to assess the assumptions used to determine the valuation allowance. Should the Company determine that it would not be able to realize all or part of its other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made. Conversely, if based on estimates of future earnings, the Company determines that all or a portion of the valuation allowance is no longer warranted, a reduction in the valuation would result in a corresponding credit to additional paid-in capital, goodwill, and/or income tax expense in the period such determination is made.

Note 8. Discontinued Operations

During the fourth quarter of 2004, the Company made the decision to exit and dispose of its urinalysis and ultrasonometer businesses. Both businesses qualified as discontinued operations under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company discontinued all operations of its ultrasonometer business during the fourth quarter of 2004. During the second quarter of 2005, the Company signed an agreement to sell certain assets of its urinalysis business to Iris International for $0.5 million, with an anticipated closing date of May 31, 2005. Accordingly, the operations of both businesses have been classified as discontinued operations in the statements of operations and certain related assets and liabilities of the urinalysis business were considered ‘held for sale’ in the balance sheets for all periods presented.

Operating results of the urinalysis and ultrasonometer businesses are presented in the following table (in thousands; unaudited):

	Three months ended March 31,
	2005	2004
Net sales from discontinued operations
Urinalysis	$430	$289
Ultrasonometer	—	121
Total	$430	$410
Loss from discontinued operations, net of taxes
Earnings (loss) from operations
Urinalysis	$(196)	$(513)
Ultrasonometer	—	25
	(196)	(488)
Loss on asset impairment
Urinalysis	—	—
Ultrasonometer	—	—
	—	—
Total	$(196)	$(488)

Assets and liabilities of the urinalysis and ultrasonometer businesses are presented in the following table (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Assets held for sale, current
Assets held for sale—urinalysis	$500	$908
Liabilities of discontinued operations—urinalysis	—	(155)
Total	$500	$753

Note 9. Credit Facility

As of March 31, 2005, the Company was not in compliance with certain of its commercial bank loan covenants because of the Company’s up-front payment obligation under the patent litigation settlement and, therefore, a waiver as of March 31, 2005 was obtained from the financial institution. The Company and the lender are in the process of negotiating an amendment to the agreement which, among other matters, will modify the covenants. As of March 31, 2005, there were no borrowing outstanding under the Company’s $30.0 million credit facility.

Note 10. Stockholders’ Equity

During the three months ended March 31, 2005, 107,146 shares of common stock were issued due to the exercise of common stock options and 7,467 shares of common stock were issued in connection with the Company’s employee stock purchase plan, resulting in proceeds to the Company of approximately $0.4 million.

Note 11. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission

adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in fiscal 2006. The Company will be required to measure the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. The cost of share-based payments will be recognized over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. FAS 123R permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on the requirements for FAS 123 for all unvested awards granted prior to the effective date of FAS 123R. Under the modified retrospective method, the requirements are the same as under the modified prospective method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with FAS 123. The Company has not yet determined which method or model it will use to measure the fair value of employee stock options under the adoption for FAS 123R.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. See “Stock Compensation” in Note 3 to our condensed consolidated financial statements above for the pro forma net earnings and net earnings per share amounts for the three months ended March 31, 2005 and 2004 as if we had used a fair-value-based method similar to the methods required under FAS 123R to measure compensation expense for employee stock incentive awards.

Note 12. Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented 12% and 30% of net sales for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and December 31, 2004, balances due from foreign customers were $2.3 million and $8.0 million, respectively.

The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Three months ended March 31,
	2005	2004
Customer:
A	24%	6%
B	21%	17%
C	20%	14%
D	8%	12%
E	6%	11%
F	3%	10%

As of March 31, 2005, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $5.5 million while at December 31, 2004, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $9.6 million.

The following presents long-lived assets as of March 31, 2005 and December 31, 2004 and net sales for the three months ended March 31, 2005 and 2004 by geographic territory (in thousands):

	Long-Lived Assets		Net Sales Three months ended
	March 31,	December 31,	March 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
United States operations:
Domestic	$19,479	$20,174	$19,002	$13,124
Foreign	—	—	2,522	5,073
Foreign operations	—	7	—	526
Total	$19,479	$20,181	$21,524	$18,723

Note 13. Commitments and Contingencies

Legal

On February 20, 2004, the Company filed a lawsuit against Inverness Medical Innovations, Inc. (“IMA”), Applied Biotech, Inc. (“ABI”), Inverness Medical Switzerland GmbH (“IMA Switzerland”) and Armkel LLC (“Armkel”), currently known as Church & Dwight, related to intellectual property in the fundamental, lateral-flow technology arena. The suit was filed in the U.S. District Court, Southern District of California (the “Court”), alleged infringement of the Company’s U.S. Patent No. 4,943,522 (the “522 patent”), and sought declaratory relief relating to nine IMA-owned patents. On March 9, 2004, IMA and ABI filed an answer and counterclaim in response, denied the allegations of infringement, and asserted that the Company’s 522 patent is invalid and unenforceable. In their counterclaim, IMA and ABI alleged infringement by the Company of patents named in the Company’s request for declaratory relief and sought damages and preliminary and permanent injunctions against the Company’s manufacture, sale and marketing of its lateral flow products. Armkel (now Church & Dwight) also filed a counterclaim against the Company asserting that the Company had infringed three patents owned by Armkel in the over-the-counter market and seeking damages and preliminary and permanent injunctive relief.  Additionally, IMA, ABI and Wampole Laboratories, LLC (“Wampole”) filed a separate patent infringement complaint against the Company alleging infringement of a certain lateral flow patent and seeking damages and injunctive relief. In response, the Company added three more patents to its request for declaratory relief.

Earlier, on or about February 4, 2004, Inverness Switzerland filed a lawsuit against the Company, its German affiliate, Quidel Deutschland GmbH, and its distributor, Progen Biotechnik GmbH, alleging that certain products that the Company and the other parties sell in Germany infringed two IMA-owned European patents. The suit was filed in District Court in Düsseldorf, Germany.  In addition to damages, the suit sought injunctive relief against the Company’s manufacturing, selling, marketing and importing of various lateral flow products.  On April 23, 2004, the Company joined an ongoing opposition proceeding in the European Patent Office in Germany challenging the validity of one of the IMA-owned patents asserted against the Company in the Düsseldorf lawsuit.  On September 22, 2004, the Company filed a nullity action in the Federal Patent Court in Munich, Germany requesting a declaration of invalidity of the second IMA-owned patent asserted in the Düsseldorf lawsuit.  On September 16, 2004, the Company filed a lawsuit for patent infringement, in the District Court of Mannheim, Germany, against Unipath Diagnostics, GmbH (“Unipath”), an affiliate of IMA, seeking damages and injunctive relief related to its lateral flow products.

On April 27, 2005, the Company entered into an agreement with IMA, to settle all domestic and international actions involving the Company, IMA, and IMA's affiliates, ABI, Wampole, IMA Switzerland and Unipath. Under the terms of the settlement agreement, the Company and IMA agreed to cross-license, and to cause their affiliates to cross-license, their respective lateral flow patent portfolios and to dismiss, and to cause their affiliates to dismiss, their respective cases. The Company agreed to make a net payment to IMA of $17.0 million and to pay net royalties of 8.5% on future sales of its current lateral flow products and future lateral flow products that utilize or incorporate any inventions claimed in the valid and enforceable claims of IMA lateral flow patents. Additional terms of the settlement are discussed in the Company’s recent 8-K filing and elsewhere in this quarterly report. The settlement of $17.0 million was recorded in “accrued patent litigation” in the accompanying condensed consolidated balance sheets.

The Company’s declaratory relief action against Church & Dwight has not been settled. Nor has Church & Dwight’s claim for patent infringement, which seeks damages for over-the-counter sales and preliminary and permanent injunctions in the over-the-counter market against the Company.

There is not a specific amount or range sought in damages in the Church & Dwight lawsuit discussed above. Given the early stage of the action, the Company cannot predict the ultimate outcome of this matter at this time. As a result, in accordance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies”, the Company has disclosed the existence of this lawsuit; however, no accrual for potential losses, if any, has been recorded.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.

Future Uncertainties

This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, intellectual property, product liability, environmental and other litigation, required patent license fee payments not currently reflected in our costs, seasonality, the length and severity of cold and flu seasons, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration (the “FDA”), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “believe,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the Securities and Exchange Commission (the “SEC”) from time to time should be carefully considered. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We undertake no obligation to publicly release the results of any revision of these forward-looking statements.

Overview

Executive Summary

We enjoy a worldwide leadership position in the development, manufacturing and marketing of rapid diagnostic solutions at the point of care (“POC”) in infectious diseases and reproductive health. We focus on POC testing solutions specifically developed for the physician office lab and acute care markets globally. We primarily earn revenue from product sales to professionals for use in physician offices, hospitals, clinical laboratories and wellness screening centers. We market our products in the U.S. through a network of national and regional distributors, supported by a direct sales force, and in the rest of the world, we sell and market primarily in Japan, Europe and Latin America by channeling products through distributor organizations and sales agents.

We derive a significant portion of our net sales from three products. For the three months ended March 31, 2005 and 2004, we derived approximately 84% and 77%, respectively, of our net sales from sales of our influenza, Group A strep and pregnancy tests. In the U.S., we lead the professional market in these three product categories with an estimated 64%, 49% and 45% market share in influenza, pregnancy and Group A strep products, respectively, as of March 31, 2005. Additionally, we derive a significant portion of our net sales from a relatively small number of distributors. Approximately 82% and 70% of our net sales for the three months ended March 31, 2005 and 2004, respectively, were derived from sales through our six largest distributors in each of those periods.

We also seek to develop research products through our newly organized and expanded Specialty Products Group (the “SPG”) with future rapid test applications as its primary emphasis. The SPG is currently responsible for more than 100 of our clinical and research products used worldwide in reference laboratories, and in research applications at leading universities and biotechnology companies. We believe the products managed by our SPG have a market share in excess of 50% in research markers and products.

Our product sales increased to $21.5 million for the three months ended March 31, 2005 from $18.7 million for the three months ended March 31, 2004. This was largely driven by increased domestic sales of our influenza tests during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. As a result of the shortened flu season in Japan in 2003/2004, significant quantities of our influenza test remained in our Japanese distributor’s distribution channel, which had an adverse and material impact on sales of our influenza products to our Japanese distributor for both the three months ended March 31, 2005 and 2004. Based on current estimates of quantities of our influenza test in our Japanese distributor’s distribution channel, we do not believe sales of our influenza tests during the 2005/2006 influenza season will be adversely impacted by current inventory levels.

As of March 31, 2005, we had approximately $43.9 million in cash and cash equivalents. Also, during the second quarter of 2005, we settled our ongoing patent litigation with Inverness Medical Innovations, Inc. In accordance with the settlement, we recorded $17.0 million in patent litigation settlement costs as of March 31, 2005, which was paid in the second quarter of 2005.

During the fourth quarter of 2004, we made the decision to exit and dispose of our urinalysis and ultrasonometer businesses. We discontinued all operations of our ultrasonometer business during the fourth quarter of 2004. During the second quarter of 2005, we signed an agreement to sell certain assets of our urinalysis business to Iris International for $0.5 million, with an anticipated closing date of May 31, 2005. The operations of both businesses have been classified as discontinued operations in the statements of operations and certain related assets and liabilities of the urinalysis business were considered “held for sale” in the balance sheets.

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

•       Complete the full-scale manufacturability feasibility study for our Layered Thin Film™ (“LTF”) immunoassay and continue parallel pathways for development and acquisition of other qualitative and quantitative technology platforms.

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

•       Sales of our Group A strep and influenza products, which have accounted for approximately 64% and 60% for the three months ended March 31, 2005 and 2004, respectively, of net sales, are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons. As a result of these seasonal demands, we typically experience lower sales volume in our second and third quarters of the calendar year, and have higher sales in our first and fourth quarters of the calendar year. While we believe that the severity and length of the cold and flu season will continue to impact sales of our Group A strep and influenza products, there can be no assurance that our future sales of these products will necessarily follow historical patterns.

Results of Operations

Net Sales

Net sales increased 15% to $21.5 million for the three months ended March 31, 2005 from $18.7 million for the three months ended March 31, 2004. The increase was largely driven by increases in sales of our influenza, Group A Strep and pregnancy products of $1.9 million, $0.9 million and $0.7 million, respectively. These three product lines accounted for 84% of our net sales for three months ended March 31, 2005 compared to 77% for three months ended March 31, 2004. The increase in sales of our influenza products was primarily due to the domestic launch of our new influenza A+ B product, partially offset by a decrease in our Japan market. The decrease in sales of our influenza products in Japan was primarily due to a weak flu season, which ended abruptly in the early part of the first quarter of 2004. We began shipping our new influenza A+B product in Japan late in the fourth quarter of 2004, which resulted in significant quantities of both our influenza A/B and A+B tests existing in our Japanese distributor’s distribution channel as of December 31, 2004. As a result we had no sales of our influenza products in the Japanese market for the three months ended March 31, 2005. Based on recent information provided by our Japanese distributor, the significant quantities of our influenza products existing in our Japanese distributors distribution channel at December 31, 2004 have been significantly reduced due to a late influenza season demand. Accordingly, we expect sales of our influenza A + B to commence in Japan during the third quarter of 2005. Our influenza products currently have an estimated 13% market share in Japan and 64% market share in the U.S., where we are the market leader. The increase in sales of our pregnancy products was primarily related to increased domestic sales, partially offset by decreased international revenues related to the elimination of lower margin sales in underdeveloped markets. Our U.S. professional market share is an estimated 49% for our pregnancy products, and we are the market leader. We believe the increase in our Group A strep product sales for the three months ended March 31, 2005 was primarily due to a drop off in orders for Group A strep test products for the three months ended March 31, 2004 as a result of U.S. distributor confusion or concern created by ongoing intellectual property litigation initiated during that period. This litigation was settled during the second quarter of 2005. Additionally, we implemented a price increase in our Group A strep products, and we maintain a market leadership position of an estimated 45% in the U.S.

Our sales estimates for future periods are based on estimated end-user demand for our products. Sales to our distribution partners would fall short of expectations if distributor inventories increase because of less than estimated end-user consumption.

For the remainder of fiscal year 2005, we currently expect growth in our revenues for influenza and Group A strep products, while we anticipate some decline in our pregnancy, chlamydia, mononucleosis and veterinary products.

Research Contracts, License Fees and Royalty Income

Research contracts, license fees and royalty income increased to $1.1 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004. This increase was primarily related to $0.6 million of research contract revenue that we earned in connection with achieving certain milestones under a joint development agreement with another company. During the second quarter of 2005, the joint development agreement was terminated. Accordingly, the remaining deferred revenue balance of $0.9 million at March 31, 2005 will be recognized as contract revenue during the second quarter of 2005. The remaining balance for the three months ended March 31, 2005 and 2004 relates to royalty payments received on a patented technology of ours utilized by a third party. The agreement covering the royalty payments extends through November 2009, the expiration date of the patent.

Cost of Sales and Gross Profit from Net Sales

Gross profit from net sales increased to $13.2 million for the three months ended March 31, 2005 from $9.7 million for the three months ended March 31, 2004. Gross profit from net sales as a percentage of net sales increased to 61% for the three months ended March 31, 2005 from 52% for the three months ended March 31, 2004. The increase was primarily due to increased sales volume and a more favorable mix related to our influenza products for the three months ended March 31, 2005 and a decrease in royalties related to a patent which expired in 2004 relating to one of the licensing agreements we have with a third party. This licensing agreement required us to pay royalties ranging from 5.00% to 6.00% on domestic sales of our influenza, Group A strep, pregnancy, H-Pylori, mononucleosis and veterinary products. As a result, our royalty expense was favorably impacted by $0.7 million for the three months ended March 31, 2005. Royalty expense related to this licensing agreement for the three months ended March 31, 2004 was $0.4 million.

During the second quarter of 2005, we settled certain patent litigation with a third party which will require us to pay an 8.5% royalty on net sales of our influenza, Group A strep, pregnancy, H-Pylori, mononucleosis, chlamydia and veterinary products, beginning May 2005.  These product sales accounted for 92% and 88% of our net sales for the three months ended March 31, 2005 and 2004, respectively, and will continue for the foreseeable future.  Additionally, during the three months ended March 31, 2005, we fulfilled the terms of an agreement with another party related to the development of our influenza product. As a result, we will no longer be required to pay a 6% royalty on sales of our influenza products to this party.  Our influenza products sales accounted for 41% and 38% of our net sales for the three months ended March 31, 2005 and 2004, respectively.

Research and Development Expense

Research and development expense increased to $3.4 million for the three months ended March 31, 2005 from $2.5 million for the three months ended March 31, 2004. Research and development expense as a percentage of net sales increased to 16% of net sales for the three months ended March 31, 2005, as compared to 13% of net sales for the three months ended March 31, 2004. The absolute dollar increase is primarily attributable to personnel related costs of $0.3 million, laboratory supplies of $0.2 million and $0.2 million of other expenses related to increased spending for the development of products on our LTF technology platform and $0.2 million for increased clinical trial expenses primarily related to our influenza product.

We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

Sales and Marketing Expense

Sales and marketing expense increased to $4.3 million for the three months ended March 31, 2005 from $3.3 million for the three months ended March 31, 2004. Sales and marketing expense as a percentage of net sales increased to 20% of net sales for the three months ended March 31, 2005, as compared to 18% of net sales for the three months ended March 31, 2004. The absolute dollar increase relates primarily to increased market research, promotion, public relations and advertising fees related to our influenza, Group A Strep and pregnancy products.

General and Administrative Expense

General and administrative expense increased to $4.0 million for the three months ended March 31, 2005 from $2.8 million for the three months ended March 31, 2004. General and administrative expense as a percentage of net sales increased to 19% for the three months ended March 31, 2005 from 15% for the three months ended March 31, 2004. The absolute dollar increase for the three months ended March 31, 2005 was primarily due to increased legal fees associated with our intellectual property litigation of $0.4 million and higher outside professional fees of $0.5 million.

Patent Litigation Settlement

During the second quarter of 2005, we entered into an agreement to settle certain patent litigation. In conjunction with the settlement, we agreed to make a net payment of $17.0 million, which was recorded under “accrued patent litigation” in the accompanying condensed consolidated balance sheets. For additional information regarding our patent litigation settlement, see Note 13 of the Notes to Condensed Consolidated Financial Statements included in Item 1.

Amortization of Intangibles

On January 1, 2002, we adopted SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142, which eliminated the amortization of goodwill. SFAS No. 142 requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill in December 2004, and determined there were no impairment indicators as of March 31, 2005. A significant decline in our projected revenue or earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, loss of legal ownership or title to an asset, and any significant change in our strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results. Our other intangible assets, which are being amortized over a period of three to 12 years, include purchased technology, license agreements, patents, trademarks and a favorable lease.

Amortization expense was $0.3 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.

Interest and Other Expense

Interest and other expense was $0.0 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively, and relates primarily to interest paid on obligations under capital leases which are primarily related to our San Diego facility, partially offset by interest earned of $0.2 million and $0.1 million on our cash and cash equivalent balances for the three months ended March 31, 2005 and 2004, respectively.

Income Taxes

As of March 31, 2005, we established a partial valuation allowance totaling $3.0 million for a portion of our deferred tax assets. This was primarily as a result of our patent litigation settlement of $17.0 million recorded during the first quarter of 2005. Due to the impact of this settlement we reassessed the realizability of our deferred tax assets, which have been recognized primarily based on projected earnings. As a result of revisions to our estimates of projected earnings, related primarily to the effect of the settlement payment and future royalty payments, partially offset by a projected reduction in future litigation expenses, we concluded that we could not support the recognition of the same level of deferred tax assets that we had reported on our balance sheet as of December 31, 2004. For the three months ended March 31, 2004, we recorded a tax provision of $0.3 million.

Loss from discontinued operations, net of taxes

As of March 31, 2005, our urinalysis and ultrasonometer businesses were reported as discontinued operations under SFAS No. 144. We discontinued all operations of our ultrasonometer business during the fourth quarter of 2004. During the second quarter of 2005, we signed an agreement to sell certain assets of our urinalysis business to Iris International for $0.5 million, with an anticipated closing date of May 31, 2005. Accordingly, the operations of both businesses have been classified as discontinued operations in the statements of operations for all periods presented. The loss from discontinued operations, net of taxes, was $0.2 million for the three months ended March 31, 2005 as compared to $0.5 million for the three months ended March 31, 2004.

The accompanying consolidated statements of operations for the three months ended March 31, 2004 have been restated to reflect the results of operations of both businesses as discontinued operations.

Liquidity and Capital Resources

As of March 31, 2005, our principal source of liquidity consisted of $43.9 million in cash and cash equivalents. Our working capital as of March 31, 2005 was $36.2 million.

Our earnings from continuing operations provided cash of $7.9 million for the three months ended March 31, 2005. We had a loss from continuing operations of $17.7 million, including $1.3 million of depreciation and amortization of intangible assets. Other changes in operating assets and liabilities included a decrease in accounts receivable of $5.1 million due to our decrease in net sales as compared to the fourth quarter of 2004 and earlier collections of outstanding receivables, a decrease in inventory of $0.9 million due to higher than expected net sales in the first quarter of 2005, an increase in accounts payable of $0.3 million, a decrease in accrued royalties of $1.1 million due to the expiration of a patent license from a third-party, an increase in accrued patent litigation of $17.0 million relating to the patent litigation settlement charge, and a decrease in other current liabilities of $1.2 million primarily relating to lower volume discounts of $0.2 million as a result of lower net sales and a $0.6 million decrease in deferred revenues recognized as income during the period.

Our earnings from continuing operations provided cash of $9.2 million for the three months ended March 31, 2004. We had earnings from continuing operations of $0.8 million, including $1.4 million of depreciation and amortization of intangible assets. Other changes in operating assets and liabilities included a decrease in accounts receivable of $13.8 million due to our decrease in net sales and earlier collections of outstanding receivables, a decrease in inventory of $1.8 million due to a an early and abrupt end to our domestic and international influenza season, decreases in accounts payable of $1.0 million and accrued royalties of $1.9 million, and a decrease in other current liabilities of $2.3 million, which included lower volume discounts of $1.7 million as a result of lower net sales and $1.0 million of bonuses earned during 2003.

Our investing activities used $0.4 million and $1.1 million of cash during the three months ended March 31, 2005 and 2004, respectively. This amount included $0.3 million and $0.9 million for the acquisition of manufacturing equipment for our LTF products and other assets related to information technology, for the three months ended March 31, 2005 and 2004, respectively. We are currently planning

$4.7 million in capital expenditures for the remainder of 2005. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement building improvements, and for information technology. We plan to fund these capital expenditures with cash flow from operations. We do not have any firm purchase commitments with respect to such planned expenditures as of the date of filing this Quarterly Report.

Our financing activities provided $0.2 million and $5.1 million of cash during the three months ended March 31, 2005 and 2004, respectively. For both periods, the major source was proceeds we received from the issuance of common stock under our equity incentive plans, offset slightly by $0.1 million in both periods for payments on obligations under our capital leases related to our building in San Diego.

We currently have a $30.0 million credit facility (the “Senior Secured Credit Facility”), which has a three and a half year term, maturing on June 30, 2008. The Senior Secured Credit Facility is secured by all of our assets and bears interest at a rate ranging from 0% to 1% plus the lender’s prime rate or, at our option, a rate ranging from 1.0% to 2.0% plus the London InterBank Offering Rate. The agreement governing our Senior Secured Credit Facility also contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The terms of the Senior Secured Credit Facility require us to comply with certain financial covenants, including: a minimum net worth, a maximum ratio of debt drawn under the Senior Secured Credit Facility to earnings before interest, taxes, depreciation and amortization ("EBITDA"), a fixed charge coverage ratio, and minimum EBITDA. As of March 31, 2005, we were not in compliance with certain of our commercial bank loan covenants because of our obligations under the patent litigation settlement and, therefore, a waiver as of March 31, 2005 was obtained from the financial institution. We and the lender are in the process of negotiating an amendment to the agreement which, among other matters, will modify the covenants. We currently have $30.0 million of availability under the Senior Secured Credit Facility.

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

Off-Balance Sheet Arrangements

At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and adversely impact our reported results.

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

Intangible assets with definite lives are amortized over their estimated useful lives. Useful lives are based on the expected number of years the asset will generate revenue or otherwise be used by us. On January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include:

•        the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

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

For indefinite-lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. We completed our annual evaluation for impairment of goodwill in December 2004 and determined there were no impairment indicators for the three months ended March 31, 2005.

During the quarter ended March 31, 2005, we recorded a patent litigation settlement charge of $17 million and under the same agreement will be required to pay royalties on certain future product sales.  Due to the impact of this settlement, we reassessed the realizability of our deferred tax assets, which have been recognized primarily based on projected earnings.  As a result of revisions to our estimates of projected earnings, related primarily to the effect of the settlement payment and future royalty payments, partially offset by a projected reduction in future litigation expenses, we concluded that we could not support the recognition of the same level of deferred tax assets that we had reported on our balance sheet as of December 31, 2004.  Based primarily on these changes, we recorded an income tax expense of $3.0 million during the quarter ended March 31, 2005.  The expense resulted from an estimated reduction in the utilization of deferred tax assets. Although realization is not assured, we have concluded that it is more likely than not that the remaining portion of deferred tax assets for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily our projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

We will continue to assess the assumptions used to determine the valuation allowance. Should we determine that we would not be able to realize all or part of our other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination were made. Conversely, if based on estimates of future earnings, we determined that all or a portion of the valuation allowance is no longer warranted, a reduction in the valuation would result in a corresponding credit to additional paid-in capital, goodwill, and/or income tax expense in the period such determination is made.

Risk Factors

Risks Related to Our Business

Our operating results may fluctuate adversely as a result of many factors that are outside our control.

Fluctuations in our operating results, for any reason, could cause our growth or operating results to fall below the expectations of investors and securities analysts. For the three months ended March 31, 2005, net sales increased 15% to $21.5 million from $18.7 million for the three months ended March 31, 2004. For further discussion of this increase, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for “Net Sales” included in this quarterly report.

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

•changes in economic conditions in our domestic and international markets, such as economic downturns, reduced consumer demand, inflation and currency fluctuations;

•changes in sales levels, since a significant portion of our costs are fixed costs with the result that relatively higher sales could likely increase profitability but relatively lower sales would not reduce costs by the same proportion, and hence could cause operating losses;

•significant quantities of our product in our distributors’ inventories or distribution channels; and

•changes in distributor buying patterns.

We are involved in pending, and may become involved in future, intellectual property infringement disputes, which are costly and could limit or eliminate our ability to use certain of our core technologies in the future and sell our products.

On February 20, 2004, we filed a lawsuit against Inverness Medical Innovations, Inc. (“IMA”), Applied Biotech, Inc. (“ABI”), Inverness Medical Switzerland GmbH (“IMA Switzerland”) and Armkel LLC (“Armkel”), currently known as Church & Dwight, related to intellectual property in the fundamental, lateral-flow technology arena. The suit was filed in the U.S. District Court, Southern District of California (the “Court”), alleged infringement of our U.S. Patent No. 4,343,522 (the “522 patent”), and sought declaratory relief relating to nine IMA owned patents. On March 9, 2004, IMA and ABI filed an answer and counterclaim in response, denied the allegations of infringement, and asserted that our 522 patent is invalid and unenforceable. In their counterclaim, IMA and ABI alleged infringement by us of patents named in our request for declaratory relief and sought damages and preliminary and permanent injunctions against our manufacture, sale and marketing of our lateral flow products. Armkel (now Church & Dwight) also filed a counterclaim against us asserting that we had infringed three patents owned by Armkel in the over-the-counter market and seeking damages and preliminary and permanent injuctive relief. Additionally, IMA, ABI and Wampole Laboratories, LLC (“Wampole”) filed a separate patent infringement complaint against us alleging infringement of a certain lateral flow patent and seeking damages and injunctive relief. In response, we added three more patents to our request for declaratory relief.

Earlier, on or about February 4, 2004, IMA Switzerland filed a lawsuit against us, our German affiliate, Quidel Deutschland GmbH, and its distributor, Progen Biotechnik GmbH, alleging that certain products that we and the other parties sell in Germany infringed two IMA-owned European patents. The suit was filed in District Court in Düsseldorf, Germany.  In addition to damages, the suit sought injunctive relief against us manufacturing, selling, marketing and importing of various lateral flow products.  On April 23, 2004, we joined an ongoing opposition proceeding in the European Patent Office in Germany challenging the validity of one of the IMA-owned patents asserted against us in the Düsseldorf lawsuit.  On September 22, 2004, we filed a nullity action in the Federal Patent Court in Munich, Germany requesting a declaration of invalidity of the second IMA-owned patent asserted in the Düsseldorf lawsuit.  On September 16, 2004, we filed a lawsuit for patent infringement, in the District Court of Mannheim, Germany, against Unipath Diagnostics, GmbH (“Unipath”), an affiliate of IMA, seeking damages and injunctive relief related to its lateral flow products.

On April 27, 2005, we entered into an agreement with IMA, to settle all domestic and international actions involving us, IMA, and IMA's affiliates, ABI, Wampole, IMA Switzerland and Unipath. Under the terms of the settlement agreement, we and IMA agreed to cross-license, and to cause their affiliates to cross-license, their respective lateral flow patent portfolios and to dismiss, and to cause their affiliates to dismiss, their respective cases. We agreed to make a net payment to IMA of $17.0 million and to pay net royalties of 8.5% on future sales of our current lateral flow products and future lateral flow products that utilize or incorporate any inventions claimed in the valid and enforceable claims of IMA lateral flow patents. Additional terms of the settlement are discussed in our recent 8-K filing and elsewhere in this quarterly report. The settlement of $17.0 million was recorded in “accrued patent litigation” in the accompanying condensed consolidated balance sheets.

Our declaratory relief action against Church & Dwight has not been settled. Nor has Church & Dwight’s claim for patent infringement, which seeks damages for over-the-counter sales and preliminary and permanent injunctions in the over-the-counter market against us.

There is not a specific amount or range sought in damages in the Church & Dwight lawsuit discussed above. Given the early stage of the action, we cannot predict the ultimate outcome of this matter at this time. As a result, in accordance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies”, we have disclosed the existence of these lawsuit; however, no accrual for potential losses, if any, has been recorded.

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

As a more general matter, our involvement in litigation, as may arise from time to time, to determine rights in proprietary technology could adversely affect our net sales and business because:

• it may consume a substantial portion of managerial and financial resources;

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

Our ability to obtain patents and licenses, and their benefits, is uncertain. We have over 200 issued patents both in the U.S. and internationally. Additionally, we have approximately 65 patent applications pending throughout the world. Our patents have expiration dates through 2019 and our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others’ applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. In addition to the U.S., we have patents issued in Australia, Austria, Belgium, Canada, France, Germany, Italy, Japan, Korea, Lithuania, The Netherlands, Norway, Spain, South Africa, Sweden, Switzerland and the United Kingdom. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others and required to produce our products on commercially reasonable terms.

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

•drive growth by establishing dedicated distributor partnerships;

•drive profit through further refinement of industry leading manufacturing efficiencies;

•identify and commercialize new markers, products and collaborations in oncology and bone health through our SPG;

•complete the full-scale manufacturability feasibility study for our LTF immunoassay and continue parallel pathways for development and acquisition of other qualitative and quantitative technology platforms;

•develop and maintain key relationships with third parties and cooperative collaborations; and

•aggressively pursue licensing, acquisition and partnership opportunities that meet our dedicated focus on Research to Rapids™.

As a result of any number of risk factors identified in this quarterly report, no assurance can be given that we will be successful in implementing our operational, growth and other strategic efforts. In addition, the funds for the foregoing projects have in the past come primarily from our business operations and a working capital line of credit. If our business slows and we become less profitable, and as a result have less money available to fund research and development, we will have to decide at that time which programs to cut, and by how much. Similarly, if adequate financial, personnel, equipment or real estate resources are not available, we may be required to delay or scale back market developments. Our operations will be adversely affected if our net sales and gross profits do not correspondingly increase or if our product and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new products and develop new markets could have a material adverse effect on our business and prospects.

We rely on a limited number of key distributors which account for a substantial majority of our net sales. The loss of any key distributor or an unsuccessful effort to directly distribute our products could lead to reduced sales.

Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Six of our distributors, which are considered to be among the market leaders, accounted for approximately 82% and 70% of our net sales for the three months ended March 31, 2005 and 2004, respectively. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives were timely found or lost sales to one distributor are absorbed by another distributor. Finding a suitable alternative may pose challenges in our industry’s competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If net sales to these or any of our other significant distributors were to decrease in any material amount in the future, our business, operating results and financial condition could be materially and adversely affected.

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

In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. As of March 31, 2005, our estimated U.S. professional market share for some of our key POC products was 64% in influenza, 49% for pregnancy and 45% for Group A Strep tests. There are, however, a large number of multinational and regional competitors making investments in competing technologies and products, including several large pharmaceutical and diversified healthcare companies. These competitors include Beckman Coulter Primary Care Diagnostics, Becton, Dickinson and Company, Genzyme Diagnostics Corporation and Inverness Medical Innovations, Inc.. We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors’ products are more effective than ours, or acquire market share from our products through more effective marketing or competitive pricing, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

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

The end-users of our products are primarily physicians and other healthcare providers. Use of our products would be adversely impacted if physicians do not receive adequate reimbursement for the cost of our products by their patients’ healthcare insurers or payors. Our net sales could also be adversely affected by changes in reimbursement policies of these governmental or private healthcare payors. In the U.S., healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in the U.S. in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development.

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

If we are not able to manage our growth strategy and if we experience difficulties integrating companies or technologies we may acquire after the acquisition, our earnings may be adversely affected.

Our business strategy contemplates further growth in the scope of operating and financial systems and the geographic area of our operations, including further expansion outside the U.S., as new products are developed and commercialized. We may experience difficulties integrating our own operations with those of companies or technologies that we may acquire, and as a result we may not realize our anticipated benefits and cost savings within our expected time frame, or at all. Because we have a relatively small executive staff, future growth may also divert management’s attention from other aspects of our business, and will place a strain on existing management and our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Should we encounter difficulties in managing these tasks, our growth strategy may suffer and our net sales and gross profits could be adversely affected.

Our business could be negatively affected by the loss of key personnel or our inability to hire qualified personnel.

Our future success depends in part on our ability to retain our key technical, sales, marketing and executive personnel and our ability to identify and hire additional qualified personnel. Competition for these personnel is intense, both in the industry in which we operate and also in San Diego and Santa Clara where our headquarters and the majority of our operations are located. In addition, we expect to further grow our operations, and our needs for additional management and other key personnel are expected to increase. If we are not able to retain existing key personnel, or identify and hire additional qualified personnel to meet expected growth, our business could be adversely impacted.

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

Our products are sold internationally, primarily to our customers in Japan, Europe and Latin America. We currently sell and market through these and other distributors by channeling products through distributor organizations and sales agents. Sales to foreign customers accounted for 12% and 30% of our net sales for the three months ended March 31, 2005 and 2004, respectively. International sales are subject to inherent economic, political and regulatory risks, which could increase our operating costs, result in shipment delays and impede our international growth. These foreign risks include:

•        exposure to currency exchange fluctuations, such as the 5% decrease in value of the Euro against the U.S. dollar for the three months ended March 31, 2005;

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

•        political and economic instability in some of the regions that we may expand into in the future; and

•        potentially adverse tax consequences.

Currently, all of our international sales are negotiated for and paid in U.S. dollars.  Nonetheless, these sales are subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products and our anticipated foreign operations, as could changes in the general economic conditions in those markets. In order to maintain a competitive price for our products in Europe and Japan, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in these geographical territories. Continued change in the values of the Euro and the Japanese Yen and other foreign currencies could have a negative impact on our business, financial condition and results of operations. We do not currently hedge against exchange rate fluctuations, which means that we will be fully exposed to exchange rate changes.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are creating significant expenses and uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Investor confidence and share value may be adversely impacted if we and/or our independent registered public accounting firm conclude that effectiveness of our internal controls over financial reporting are not effective.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment as well as to the effectiveness of our internal controls over financial reporting. This requirement first applied to our 2004 Annual Report on Form 10-K and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting was included under Item 9A (refer to the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K). How companies are implementing these new requirements, including internal control reforms, if any, to comply with Section 404’s requirements, and how independent registered public accounting firms are applying these new requirements and testing companies’ internal controls, remain subject to uncertainty. The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 are ongoing. We expect that our internal controls will continue to evolve as our business activities change. Although we will continue to diligently and vigorously review our internal controls over financial reporting in an effort to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. If, during any year, our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent registered public accounting firm interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Future changes in financial accounting standards or practices or existing taxation rules or practices may affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, changes have been approved by the Financial Accounting Standards Board, or FASB, that require that we record compensation expense in our statements of income for equity compensation instruments, including employee stock options, using the fair value method. Although there will be no change in our total cash flows, our reported financial results beginning in the first quarter of 2006 will be negatively and materially impacted by this accounting change. Other potential changes in existing taxation rules related to stock options and other forms of equity compensation could also have a significant negative effect on our reported results.

Risks Related to Our Common Stock

Our stock price has been highly volatile, and an investment in our stock could suffer a significant decline in value.

The market price of our common stock has been highly volatile and has fluctuated substantially in the past. For example, between March 31, 2004 and March 31, 2005, the price of our common stock, as reported on the Nasdaq National Market System, has ranged from a low of $3.00 to a high of $8.96. We expect our common stock to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

•        litigation or threat of litigation;

•        sales of our common stock and limited daily trading volume; and

•        economic and other external factors, disasters or crises.

In addition, the stock market in general, and the Nasdaq National Market System and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the relevant companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Future sales by existing stockholders could depress the market price of our common stock and make it more difficult for us to sell stock in the future.

Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our common stock. As of March 31, 2005:

•        approximately 32.0 million shares of our common stock had been issued in registered offerings and are freely tradable in the public markets;

•        approximately 3.9 million shares of our common stock were issuable upon exercise of outstanding stock options under our various equity incentive plans at a weighted average exercise price of $4.80 per share; and

•        we had in effect registration statements under the Securities Act of 1933 registering approximately 5.7 million shares of common stock reserved under our equity incentive plans. There were 93 shares reserved under our employee stock purchase plan.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the risk of currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders’ equity. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations and have historically not been material. Nonetheless, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive income component of stockholders’ equity reported by us, and such effect in the accounts of our foreign subsidiaries may become material in a reporting period.

The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at March 31, 2005. Based on our market risk sensitive instruments outstanding at March 31, 2005 and 2004, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates. In addition, our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity.  Although we continually evaluate our placement of investments, as of March 31, 2005, our cash and cash equivalents were placed in money market and/or overnight funds that are highly liquid and not subject to material market fluctuation risk.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures.   We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.   There was no change in our internal controls during the fiscal quarter ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

On February 20, 2004, we filed a lawsuit against Inverness Medical Innovations, Inc. (“IMA”), Applied Biotech, Inc. (“ABI”), Inverness Medical Switzerland GmbH (“IMA Switzerland”) and Armkel LLC (“Armkel”), currently known as Church & Dwight, related to intellectual property in the fundamental, lateral-flow technology arena. The suit was filed in the U.S. District Court, Southern District of California (the “Court”), alleged infringement of our U.S. Patent No. 4,343,522 (the “522 patent”), and sought declaratory relief relating to nine IMA owned patents. On March 9, 2004, IMA and ABI filed an answer and counterclaim in response, denied the allegations of infringement, and asserted that our 522 patent is invalid and unenforceable. In their counterclaim, IMA and ABI alleged infringement by us of patents named in our request for declaratory relief and sought damages and preliminary and permanent injunctions against our manufacture, sale and marketing of our lateral flow products. Armkel (now Church & Dwight) also filed a counterclaim against us asserting that we had infringed three patents owned by Armkel in the over-the-counter market and seeking damages and preliminary and permanent injuctive relief. Additionally, IMA, ABI and Wampole Laboratories, LLC (“Wampole”) filed a separate patent infringement complaint against us alleging infringement of a certain lateral flow patent and seeking damages and injunctive relief. In response, we added three more patents to our request for declaratory relief.

Earlier, on or about February 4, 2004, IMA Switzerland filed a lawsuit against us, our German affiliate, Quidel Deutschland GmbH, and its distributor, Progen Biotechnik GmbH, alleging that certain products that we and the other parties sell in Germany infringed two IMA-owned European patents. The suit was filed in District Court in Düsseldorf, Germany.  In addition to damages, the suit sought injunctive relief against us manufacturing, selling, marketing and importing of various lateral flow products.  On April 23, 2004, we joined an ongoing opposition proceeding in the European Patent Office in Germany challenging the validity of one of the IMA-owned patents asserted against us in the Düsseldorf lawsuit.  On September 22, 2004, we filed a nullity action in the Federal Patent Court in Munich, Germany requesting a declaration of invalidity of the second IMA-owned patent asserted in the Düsseldorf lawsuit.  On September 16, 2004, we filed a lawsuit for patent infringement, in the District Court of Mannheim, Germany, against Unipath Diagnostics, GmbH (“Unipath”), an affiliate of IMA, seeking damages and injunctive relief related to its lateral flow products.

On April 27, 2005, we entered into an agreement with IMA, to settle all domestic and international actions involving us, IMA, and IMA's affiliates, ABI, Wampole, IMA Switzerland and Unipath. Under the terms of the settlement agreement, we and IMA agreed to cross-license, and to cause their affiliates to cross-license, their respective lateral flow patent portfolios and to dismiss, and to cause their affiliates to dismiss, their respective cases. We agreed to make a net payment to IMA of $17.0 million and to pay net royalties of 8.5% on future sales of our current lateral flow products and future lateral flow products that utilize or incorporate any inventions claimed in the valid and enforceable claims of IMA lateral flow patents. Additional terms of the settlement are discussed in our recent 8-K filing and elsewhere in this quarterly report. The settlement of $17.0 million was recorded in “accrued patent litigation” in the accompanying condensed consolidated balance sheets.

Our declaratory relief action against Church & Dwight has not been settled. Nor has Church & Dwight’s claim for patent infringement, which seeks damages for over-the-counter sales and preliminary and permanent injunctions in the over-the-counter market against us.

There is not a specific amount or range sought in damages in the Church & Dwight lawsuit discussed above. Given the early stage of the action, we cannot predict the ultimate outcome of this matter at this time. As a result, in accordance with Statement of Financial Accounting Standard No. 5 “Accounting for

Contingencies”, we have disclosed the existence of these lawsuit; however, no accrual for potential losses, if any, has been recorded.

We are also involved in other litigation matters from time to time in the ordinary course of business. Management believes that any and all such other actions, in the aggregate, will not have a material adverse effect on us. We also maintain insurance, including coverage for product liability claims, in amounts which management believes appropriate given the nature of our business.

ITEM 5. OTHER EVENTS

None.

ITEM 6. Exhibits

Exhibit Number
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 1991.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated November 8, 2000.)
4.1

Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (Incorporated by reference to Exhibit 1(A) to the Registrant’s Registration Statement on Form 8-A filed on January 14, 1997.)

4.2

Amended and Restated Rights Agreement dated as of May 24, 2002 between Quidel Corporation and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2002.)

10.1(1)	Registrant’s 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 17, 2001.)
10.2(1)	Registrant’s 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)
10.3(1)	Registrant’s 1996 Non-Employee’s Director Plan. (Incorporated by reference to Registrant’s Proxy Statement filed on September 27, 1996.)
10.4(1)	Registrant’s 1998 Stock Incentive Plan. (Incorporated by reference to Registrant’s Proxy Statement filed on July 8, 1998.)
10.5(1)	Registrant’s Amended and Restated 2001 Equity Incentive Plan. (Incorporated by reference to Appendix A to Registrant’s Proxy Statement filed on April 20, 2004.)
10.6(1)

Form of Restricted Stock/Stock Option Agreement used in connection with the Registrant’s Amended and Restated 2001 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004.)

10.7(1)	Registrant’s General Nonstatutory Stock Option Plan, as amended December 11, 2000 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed on March 31, 2003.).
10.8

Trademark License Agreement dated October 1, 1994 between the Registrant and Becton, Dickinson and Company regarding the Q-Test trademark. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K for the year ended March 31, 1995.)

10.9

Settlement Agreement effective April 1, 1997 between the Registrant and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended March 31, 1997.)

10.10

Campbell License Agreement effective April 1, 1997 between the Registrant and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended March 31, 1997.)

10.11

Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended March 31, 1997.)

10.12(1)	Employment Agreement dated September 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-Q for the quarter ended September 30, 1998.)

10.13(1)

Stock Option Agreement dated September 9, 1998 between Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-Q for the quarter ended September 30, 1998.)

10.14(1)

Amendment No. 1 to the Employment and Stock Option Agreement effective August 13, 2001 between the Registrant and André de Bruin. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2001.)

10.15(1)	Employment Agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the year ended December 31, 2001.)
10.16(1)

Stock Option Agreement effective January 1, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the year ended December 31, 2001.)

10.17(1)

Amended Employment Agreement effective August 13, 2001 between the Registrant and S. Wayne Kay (Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2001.)

10.18(1)

Stock Option Agreement effective August 13, 2001 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K for the year ended December 31, 2001.)

10.19	Form of Asset Sale Agreement — Rapignost® Urine Test Strip Business. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on December 15, 1999.)
10.20	Form of Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on January 4, 2000.)
10.21	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on January 4, 2000.)
10.22	Form of Indemnification Agreement — Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.)
10.23(1)	Change in Control Agreement dated February 27, 2003 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-Q for quarter ended March 31, 2003)
10.24(1)

Amendment No. 1 to Change in Control agreement dated February 27, 2003 between the Registrant and S. Wayne Kay. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.25(1)	Change in Control Agreement dated February 28, 2003 between the Registrant and Paul E. Landers. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-Q, period ended March 31, 2003.)
10.26(1)

Amendment No. 1 to Change in Control agreement dated February 28, 2003 between the Registrant and Paul E. Landers. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.27(1)	Change in Control Agreement dated April 13, 2003 between the Registrant and Mark E. Paiz. (Incorporated by reference to Exhibit 10.34 to the Registrant’s 10-Q, March 31, 2003.)
10.28(1)

Amendment No. 1 to Change in Control agreement dated April 13, 2003 between the Registrant and Mark E. Paiz. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.29(1)

Change in Control Agreement dated July 19, 2004 between the Registrant and Scot M. McLeod. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.30(1)

Change in Control Agreement dated July 19, 2004 between the Registrant and Michael J. Beck. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.31(1)	Stock Option Agreement effective August 20, 2004 between the Registrant and Caren L. Mason. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 26, 2004.)
10.32(1)	Employment Agreement dated as of August 20, 2004 between the Registrant and Caren L. Mason. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 26, 2004.)
10.33(1)	Change in Control Agreement dated August 20, 2004, between the Registrant and Caren L. Mason. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on August 26, 2004.)
10.34(1)	Employment Offer Letter dated as of October 26, 2004 between Registrant and Thomas J. Foley, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Registant’s Form 8-K filed on November 2, 2004.)
10.35(1)

Change in Control Agreement effective as of November 8, 2004 between Registrant and Thomas J. Foley, Ph.D. (Incorporated by reference to Exhibit 10.2 to the Registant’s Form 8-K filed on November 2, 2004.)

10.36(1)	Annual Base Salary for the Company’s Executive Officers effective as of March 7, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 11, 2005.)
10.37

Credit Agreement by and among Quidel Corporation, as Borrower, each lender from time to time party thereto (collectively, “Lenders” and individually, a “Lender”) and Bank of America, N.A., as Agent and L/C Issuer, dated as of January 31, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 14, 2005.)

10.38

Security Agreement by and among Quidel Corporation, as Borrower, direct and indirect domestic subsidiaries of Borrower, each additional grantor that may become a party thereto and Bank of America, N.A., as Agent, dated as of January 31, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 14, 2005.)

10.39	Settlement Agreement dated April 27, 2005 between the Registrant and Inverness Medical Innovations, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrants Form 8-K filed on May 3, 2005.)
31.1*	Certification by Chief Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Chief Executive Officer and Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith

(1)   Indicates a management plan or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	QUIDEL CORPORATION
/s/ Caren L. Mason
Caren L. Mason
President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ Paul E. Landers
Paul E. Landers
Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)