Form 10-Q
period 2005-06-30
QUIDEL CORP /DE/
filed 2005-08-09
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 1, 2005, 32,869,092 shares of common stock were outstanding.

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2005
INDEX

PART I FINANCIAL INFORMATION

ITEM 1.                Financial Statements

QUIDEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,078	$36,322
Accounts receivable, net	6,703	15,274
Inventories, net	7,534	7,640
Other current assets	1,669	1,506
Assets held for sale	—	753
Total current assets	42,984	61,495
Property and equipment, net	19,086	20,181
Intangible assets, net	17,803	18,527
Deferred tax asset	9,461	11,751
Other non-current assets	909	737
Total assets	$90,243	$112,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,045	$4,292
Accrued payroll	1,387	1,355
Accrued royalties	851	2,205
Current portion of obligations under capital leases	628	589
Other accrued liabilities	1,255	3,285
Total current liabilities	7,166	11,726
Deferred rent	1,620	1,692
Capital leases, net of current portion	8,761	9,088
Stockholders’ equity:
Common stock	35	32
Additional paid-in capital	157,969	153,319
Deferred stock compensation	(2,513)	—
Accumulated other comprehensive earnings	1,339	1,407
Accumulated deficit	(84,134)	(64,573)
Total stockholders’ equity	72,696	90,185
Total liabilities and stockholders’ equity	$90,243	$112,691

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
REVENUES
Net sales	$13,401	$13,248	$34,925	$31,971
Research contracts, license fees and royalty income	1,422	576	2,564	1,179
Total revenues	14,823	13,824	37,489	33,150
COSTS AND EXPENSES
Cost of sales	6,623	6,624	14,990	15,689
Research and development	2,986	2,936	6,336	5,433
Sales and marketing	3,877	3,211	8,166	6,518
General and administrative	3,057	3,832	7,046	6,643
Patent litigation settlement	—	—	17,000	—
Amortization of intangibles	315	384	630	767
Total costs and expenses	16,858	16,987	54,168	35,050
Operating loss	(2,035)	(3,163)	(16,679)	(1,900)
OTHER (INCOME) EXPENSE
Interest expense	204	223	410	448
Interest income	(174)	(94)	(364)	(175)
Other	(7)	(202)	(12)	(194)
Total other (income) expense	23	(73)	34	79
Loss from continuing operations before provision (benefit) for income taxes	(2,058)	(3,090)	(16,713)	(1,979)
Provision (benefit) for income taxes	(803)	(1,388)	2,197	(1,057)
Loss from continuing operations	(1,255)	(1,702)	(18,910)	(922)
Loss from discontinued operations, net of taxes	(455)	(588)	(651)	(1,076)
Net loss	$(1,710)	$(2,290)	$(19,561)	$(1,998)
Basic and diluted loss per share:
Continuing operations	$(0.04)	$(0.05)	$(0.59)	$(0.03)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.03)
Net loss	(0.05)	(0.07)	(0.61)	(0.06)
Shares used in basic and diluted per share calculation	32,263	31,595	32,088	31,266

See accompanying notes.

QUIDEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six months ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net cash provided by (used by) continuing operations	$(9,883)	$8,080
Net cash provided by (used by) discontinued operations	102	(1,066)
Net cash provided by (used by) operating activities	(9,781)	7,014
INVESTING ACTIVITIES:
Acquisition of property and equipment	(785)	(2,528)
Other assets	(218)	(48)
Net cash used for investing activities	(1,003)	(2,576)
FINANCING ACTIVITIES:
Payments on obligations under capital leases	(288)	(254)
Net proceeds from issuance of common stock and warrants	1,896	5,520
Net cash provided by financing activities	1,608	5,266
Effect of exchange rate changes on cash and cash equivalents	(68)	(64)
Net increase in cash and cash equivalents	(9,244)	9,640
Cash and cash equivalents, beginning of period	36,322	25,627
Cash and cash equivalents, end of period	$27,078	$35,267
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$410	$300
Cash paid during the period for income taxes	$—	$435

See accompanying notes.

Quidel Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Quidel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, is unaudited. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K.

The Company’s first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, the calendar quarter end date is used herein.

Note 2.   Comprehensive Loss

The components of comprehensive loss are as follows (in thousands; unaudited):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss	$(1,710)	$(2,290)	$(19,561)	$(1,998)
Foreign currency translation adjustment	(37)	(3)	(68)	(85)
Comprehensive loss	$(1,747)	$(2,293)	$(19,629)	$(2,083)

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.0%	3.0%	3.0%	3.0%
Expected option life (years)	4.6	5.3	4.6	5.3
Volatility	0.81	0.81	0.81	0.81
Dividend rate	0%	0%	0%	0%

The pro forma effects on net loss for the three and six months ended June 30, 2005 and 2004 may not be representative of the effects on reported net earnings or loss in future periods. In the Company’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the three and six months ended June 30, 2005 and 2004, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net loss and loss per share would have been as indicated below (in thousands, except per share data; unaudited):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss—as reported	$(1,710)	$(2,290)	$(19,561)	$(1,998)
Net loss—pro forma	(2,416)	(3,019)	(20,913)	(3,286)
Basic and diluted loss per share—as reported	(0.05)	(0.07)	(0.61)	(0.06)
Basic and diluted loss per share—pro forma	(0.07)	(0.10)	(0.65)	(0.11)

Note 4.   Computation of Earnings Per Share

Basic loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options. Potentially dilutive shares have not been included for the three and six months ended June 30, 2005 and 2004, as their inclusion would be antidilutive.

The following table reconciles the weighted average shares used in computing basic and diluted earnings per share in the respective periods (in thousands; unaudited):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Shares used in basic earnings per share (weighted average common shares outstanding)	32,263	31,595	32,088	31,266
Effect of dilutive stock options	—	—	—	—
Shares used in diluted earnings per share calculation	32,263	31,595	32,088	31,266

Note 5.   Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Raw materials	$3,576	$2,641
Work-in-process	2,360	2,501
Finished goods	1,598	2,498
	$7,534	$7,640

Note 6.   Deferred Revenue

During 2004, the Company entered into a joint development agreement with another company. In connection with this agreement, the Company had received approximately $1.6 million in upfront non-refundable fees, which had been recorded as deferred revenue and included in other accrued liabilities in the balance sheet. A portion of this amount was to be recognized as contract revenue ratably over the period of development, which was expected to be through the third quarter of 2006, while the remainder was being recognized as contract revenue as certain milestones were completed. During the second quarter of 2005, the joint development agreement was terminated. Accordingly, the remaining deferred revenue balance of $0.9 million was recognized as contract revenue during the quarter ended June 30, 2005.

Note 7.   Income Taxes

During the quarter ended March 31, 2005, the Company recorded a patent litigation settlement charge of $17 million and, under the terms of the settlement agreement, is required to pay royalties on certain future product sales. Due to the impact of that settlement, the Company reassessed the realizability of its deferred tax assets, which have been recognized primarily based on projected earnings. As a result of revisions to its estimates of projected earnings, related primarily to the effect of the $17.0 million settlement payment and future royalty payments, partially offset by a projected reduction in future litigation expenses, the Company has concluded that it could not support the recognition of the same level of deferred tax assets that it had reported on its balance sheet as of December 31, 2004. Based primarily on these changes, the Company recorded an income tax expense of $3.0 million during the quarter ended March 31, 2005. The expense resulted from an estimated reduction in the utilization of deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not that the remaining portion of deferred tax assets at June 30, 2005 for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily its projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

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

Note 8.   Discontinued Operations

During the fourth quarter of 2004, the Company made the decision to exit and dispose of its urinalysis and ultrasonometer businesses. Both businesses qualified as discontinued operations under Statement of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company discontinued all operations of its ultrasonometer business during the fourth quarter of 2004. During the second quarter of 2005, the Company sold certain assets of its urinalysis business. Accordingly, the operations of both businesses have been classified as discontinued operations in the statements of operations and certain related assets and liabilities of the urinalysis business were considered ‘held for sale’ in the balance sheets for all periods presented.

Operating results of the urinalysis and ultrasonometer businesses are presented in the following table (in thousands; unaudited):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales from discontinued operations
Urinalysis	$142	$402	$572	$691
Ultrasonometer	—	57	—	178
Total	$142	$459	$572	$869
Loss from discontinued operations, net of taxes
Earnings (loss) from operations
Urinalysis	$(455)	$(581)	$(651)	$(1,094)
Ultrasonometer	—	(7)	—	18
	(455)	(588)	(651)	(1,076)
Loss on asset impairment
Urinalysis	—	—	—	—
Ultrasonometer	—	—	—	—
	—	—	—	—
Total	$(455)	$(588)	$(651)	$(1,076)

Assets and liabilities of the urinalysis and ultrasonometer businesses are presented in the following table (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Assets held for sale, current
Assets held for sale—urinalysis	$—	$908
Liabilities of discontinued operations—urinalysis	—	(155)
Total	$—	$753

Note 9.   Stockholders’ Equity

During the six months ended June 30, 2005, 608,516 shares of common stock were issued due to the exercise of common stock options and restricted shares, resulting in proceeds to the Company of approximately $1.9 million.

Note 10.   Share Repurchase Program

In May 2005, the Company’s Board of Directors authorized the Company to repurchase up to $25.0 million in shares of its common stock. Shares of the Company’s common stock repurchased under this program will be cancelled upon repurchase. This repurchase program will expire no later than June 30, 2007. No shares were repurchased during the quarter ended June 30, 2005. However, as of the date of the filing of this report, the Company repurchased approximately 0.1 million shares under this program, at a cost of $0.4 million.

Note 11.   Restricted Stock Awards

For the six months ended June 30, 2005 and year ended December 31, 2004, the Company granted approximately 0.6 millon shares and 0.1 million shares of restricted common stock to certain officers and directors, respectively. The restrictions on the restricted stock granted to the Company’s officers during 2005 lapse as follows: (i) restrictions covering one-half of the shares will lapse 25% each year over a four year period commencing with the grant date; and (ii) the restrictions covering the remaining one-half of the shares have a four-year cliff provision with the possibility for acceleration of the removal of restrictions for 25% of the grant annually upon the achievement of certain annual revenue, EBITDA and strategic goals set by the Compensation Committee of the Board of Directors.

The restrictions on the restricted stock granted to the Company’s officers during 2004 lapse ratably over four years, while all restrictions on the restricted stock granted to the Company’s directors lapse over a one year period. Until the restrictions lapse, ownership of the affected shares of restricted stock granted to employees is conditional upon continuous employment with the Company. During the restricted period, holders of restricted stock have full voting rights with respect to their shares of restricted stock, even though the restricted stock remains subject to transfer restrictions and generally is subject to forfeiture upon termination of employment. At June 30, 2005, deferred stock compensation related to restricted stock was $2.5 million and was included in stockholders’ equity. For the three and six months ended June 30, 2005, the Company recorded stock compensation charges of $0.1 million and $0.2 million, respectively, related to the restricted stock. No material compensation expense was recorded during the year ended December 31, 2004.

Note 12.   Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of the SFAS 154 will have a significant impact on our results of operations.

In December 2004, FASB revised Statement No. 123 (“FAS 123R”), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee and director stock options and similar awards. The accounting provisions of FAS 123R will be effective for the Company in the first fiscal quarter of 2006. Under FAS 123R, the Company will be required to measure the cost of all employee and director share-based payments, including grants of stock options, using a fair-value-based method. The cost of share-based payments will be recognized over the period during which an employee and director is required to provide service in exchange for the award. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. FAS 123R permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on the requirements for FAS 123 for all unvested awards granted prior to the effective date of FAS 123R. Under the modified retrospective method, the requirements are the same as under the modified prospective method, but also permit companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with FAS 123. The Company has not yet determined which method or model it will use to measure the fair value of employee and director stock options under FAS 123R.

As permitted by FAS 123 and described in Note 3 above, the Company currently accounts for share-based payments to employees and directors using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee and director stock options. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. See “Stock Compensation” in Note 3 to our condensed consolidated financial statements above for the pro forma net loss and net loss per share amounts for the three and six months ended June 30, 2005 and 2004 as if we had used a fair-value-based method similar to the methods required under FAS 123R to measure compensation expense for employee and director stock incentive awards.

Note 13.   Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented 14% and 29% of net sales for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and December 31, 2004, balances due from foreign customers were $1.8 million and $8.0 million, respectively.

The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Six months
	ended
	June 30,
	2005	2004
Customer:
A	23%	15%
B	19%	13%
C	16%	10%
D	9%	10%

As of June 30, 2005, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $4.2 million while at December 31, 2004, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $9.6 million.

The following presents long-lived assets as of June 30, 2005 and December 31, 2004 and net sales for the six months ended June 30, 2005 and 2004 by geographic territory (in thousands):

			Net Sales
			Six months
	Long-Lived Assets		ended
	June 30,	December 31,	June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
United States operations:
Domestic	$19,086	$20,174	$30,166	$22,737
Foreign	—	—	4,759	8,695
Foreign operations	—	7	—	539
Total	$19,086	$20,181	$34,925	$31,971

Note 14.   Commitments and Contingencies

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

On April 27, 2005, the Company entered into an agreement with IMA to settle all domestic and international actions involving the Company, IMA, and IMA’s affiliates, ABI, Wampole, IMA Switzerland and Unipath. Under the terms of the settlement agreement, the Company and IMA agreed to cross-license, and to cause their affiliates to cross-license, their respective lateral flow patent portfolios and to dismiss, and to cause their affiliates to dismiss, their respective cases. The Company agreed to make a net payment to IMA of $17.0 million and to pay net royalties of 8.5% on future sales of its current lateral flow products and future lateral flow products that utilize or incorporate any inventions claimed in the valid and enforceable claims of IMA lateral flow patents. The payment of the $17.0 million was made in April 2005.

The Company’s declaratory relief action against Church & Dwight has not been settled. Nor has Church & Dwight’s claim for patent infringement, which seeks damages against the Company for over-the-counter sales and preliminary and permanent injunctions in the over-the-counter market.

There is not a specific amount or range sought in damages in the Church & Dwight lawsuit discussed above. Given the early stage of the action, the Company cannot predict the ultimate outcome of this matter at this time. As a result, in accordance with SFAS No. 5 “Accounting for Contingencies”, the Company has disclosed the existence of this lawsuit; however, no accrual for potential losses, if any, has been recorded.

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

The Company also enters into contracts from time to time that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture and acquisition agreements, under which the Company may provide customary indemnifications to either (a) purchasers of the Company’s businesses or assets or (b) entities from which the Company is acquiring assets or businesses; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; and (iv) Company license, consulting, distribution and purchase agreements with the Company’s customers and other parties, under which the Company may be required to indemnify such parties for intellectual property infringement claims, product liability claims and other claims arising from the Company’s provision of products or services to such parties.

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is often not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheets as of June 30, 2005.

Note 15.   Credit Facility

Effective as of the quarter ended June 30, 2005, the Company entered into an amendment to its existing $30.0 million credit facility (the “Senior Secured Credit Facility”), dated January 2005. The Company entered into the amendment to amend certain commercial bank loan covenants and definitions in the Senior Secured Credit Facility because of the Company’s payment obligation in connection with the patent litigation settlement between the Company and Inverness Medical Innovations, Inc. As of June 30, 2005, there were no borrowings outstanding under the Senior Secured Credit Facility and the Company was in compliance with all covenants.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.

Future Uncertainties

This report contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those currently expected. As such, no forward-looking statement can be guaranteed and readers are cautioned not to place undue reliance on forward-looking statements. Differences in operating results may arise as a result of a number of factors, including, without limitation, intellectual property, product liability, environmental and other litigation, required patent license fee payments not currently reflected in our costs, seasonality, the length and severity of cold and flu seasons, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration (the “FDA”), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as “may,” “will,”

“should,” “might,” “believe,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the Securities and Exchange Commission (the “SEC”) from time to time should be carefully considered. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. We undertake no obligation to publicly release the results of any revision of these forward-looking statements.

Overview

Executive Summary

We enjoy a worldwide leadership position in the development, manufacturing and marketing of rapid diagnostic solutions at the point of care (“POC”) in infectious diseases and reproductive health. We focus on POC testing solutions specifically developed for the physician office lab and acute care markets globally. We primarily earn revenue from product sales to professionals for use in physician offices, hospitals, clinical laboratories and wellness screening centers. We market our products in the U.S. through a network of national and regional distributors, supported by a direct sales force. Internationally, we sell and market primarily in Japan, Europe and Latin America by channeling products through distributor organizations and sales agents.

We derive a significant portion of our net sales from three products. For the six months ended June 30, 2005 and 2004, we derived approximately 78% and 71%, respectively, of our net sales from sales of our influenza, Group A strep and pregnancy tests. In the U.S., we lead the professional market in these three product categories with an estimated 64%, 49% and 45% market share in influenza, pregnancy and Group A strep products, respectively, as of March 31, 2005. Additionally, we derive a significant portion of our net sales from a relatively small number of distributors. Approximately 67% and 48% of our net sales for the six months ended June 30, 2005 and 2004, respectively, were derived from sales through our four largest distributors in each of those periods.

We also seek to develop research products through our recently organized and expanded Specialty Products Group (the “SPG”) with future rapid test applications as its primary emphasis. The SPG is currently responsible for more than 100 of our clinical and research products used worldwide in reference laboratories, and in research applications at leading universities and biotechnology companies. We believe the products managed by our SPG have a market share in excess of 50% in the relevant field of research markers and products.

Our product sales increased to $34.9 million for the six months ended June 30, 2005 from $32.0 million for the six months ended June 30, 2004. This was largely driven by increased domestic sales of our influenza, Group A strep and pregnancy tests during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. As a result of the shortened flu season in Japan in 2003/2004, significant quantities of our influenza test remained in our Japanese distributor’s distribution channel, which had an adverse and material impact on sales of our influenza products to our Japanese distributor for both the six months ended June 30, 2005 and 2004. Based on current estimates of lower quantities of our influenza test in our Japanese distributor’s distribution channel, we do not believe sales of our influenza tests during the 2005/2006 influenza season will be adversely impacted by current inventory levels.

As of June 30, 2005, we had approximately $27.1 million in cash and cash equivalents. Also, during the second quarter of 2005, we settled our ongoing patent litigation with Inverness Medical Innovations, Inc. (“IMA”). In accordance with the settlement, we recorded and paid $17.0 million in patent litigation settlement costs during the six months ended June 30, 2005.

During the fourth quarter of 2004, we made the decision to exit and dispose of our urinalysis and ultrasonometer businesses. We discontinued all operations of our ultrasonometer business during the fourth quarter of 2004. During the second quarter of 2005, we sold certain assets of our urinalysis business for $0.5 million. The operations of both businesses have been classified as discontinued operations in the statements of operations and certain related assets and liabilities of the urinalysis business were considered “held for sale” in the balance sheets.

We believe that the trend among healthcare providers to adopt POC testing is increasing, and we expect that demographic changes, reimbursement policies and the availability of clinically valuable tests will increase growth in this diagnostic category. We believe that more and more employers, health plans and payors are recognizing that POC testing is a cost-effective means for improving the quality of care and patient satisfaction. Continuous improvements in technologies are resulting in a growing number of new diagnostic tests that combine high levels of accuracy with rapid, easy-to-use product formats. It is our mission to further establish our significant global leadership position in POC rapid diagnostics. In order to accomplish this mission, our strategy is to:

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

•       Sales of our Group A strep and influenza products, which have accounted for approximately 52% and 47% of our net sales for the six months ended June 30, 2005 and 2004, respectively, are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons. As a result of these seasonal demands, we typically experience lower sales volume in our second and third quarters of the calendar year, and have higher sales in our first and fourth quarters of the calendar year. While we believe that the severity and length of each cold and flu season will continue to impact sales of our Group A strep and influenza products, there can be no assurance that our future sales of these products will necessarily follow historical patterns.

Results of Operations

Net Sales

Net sales increased slightly to $13.4 million for the three months ended June 30, 2005 from $13.2 million for the three months ended June 30, 2004 and increased 9% to $34.9 million for the six months ended June 30, 2005 from $32.0 million for the six months ended June 30, 2004. The increase for the six months ended June 30, 2005 was largely driven by increases in domestic sales of our influenza, Group A strep and pregnancy products of $2.4 million, $0.9 million and $1.4 million, respectively, partially offset by declines in our international markets. These three product lines accounted for 78% of our net sales for the six months ended June 30, 2005 compared to 71% for the six months ended June 30, 2004.

The increase in sales of our influenza products was primarily due to the domestic launch of our new influenza A+B product, partially offset by a decrease in our sales in the Japanese market. The decrease in sales of our influenza products in Japan was primarily due to a weak flu season, which ended abruptly in the early part of the first quarter of 2004. We began shipping our new influenza A+B product in Japan late in the fourth quarter of 2004, which resulted in significant quantities of both our influenza A/B and A+B tests existing in our Japanese distributor’s distribution channel as of December 31, 2004. As a result, we had no sales of our influenza products in the Japanese market for the six months ended June 30, 2005. Based on recent information provided by our Japanese distributor, the significant quantities of our influenza products existing in our Japanese distribution channel at December 31, 2004 have been significantly reduced. Accordingly, we expect sales of our influenza A+B to commence in Japan during the third quarter of 2005. As of March 31, 2005, our influenza products have an estimated 13% market share in Japan and 64% market share in the U.S., where we are the market leader.

The increase in sales of our pregnancy products for the six months ended June 30, 2005 was primarily related to increased domestic sales, partially offset by decreased international revenues related to the elimination of lower margin sales in underdeveloped markets as part of the realignment of our global distribution network. As of March 31, 2005, our U.S. professional market share is an estimated 49% for our pregnancy products, and we are the market leader.

We believe the increase in our Group A strep product sales for the six months ended June 30, 2005 was primarily due to a drop off in orders for Group A strep test products for the six months ended June 30, 2004 as a result of U.S. distributor confusion or concern created by the then ongoing intellectual property litigation with IMA initiated during that period. See Part II, Item 1, “Legal Proceedings” for a discussion of the settlement reached in connection with this litigation. Additionally, during the quarter ended March 31, 2005 we implemented a price increase in our Group A strep products, and as of March 31, 2005, we maintain a market leadership position of an estimated 45% in the U.S.

For the remainder of fiscal year 2005, we currently expect growth in our revenues for influenza, Group A strep, and pregnancy products, while we anticipate some decline in our chlamydia, mononucleosis and veterinary products. Note, however, that our sales expectations for future periods are based on estimated end-user demand for our products, and sales to our distribution partners would fall short of expectations if distributor inventories increase because of less than estimated end-user consumption.

Research Contracts, License Fees and Royalty Income

Research contracts, license fees and royalty income increased to $1.4 million for the three months ended June 30, 2005 from $0.6 million for the three months ended June 30, 2004 and increased to $2.6 million for the six months ended June 30, 2005 from $1.2 million for the six months ended June 30, 2004. During 2004, we entered into a joint development agreement with another company. In connection with this agreement, we received certain upfront non-refundable fees, which had been recorded as deferred revenue and included in other accrued liabilities in our balance sheet. During the second quarter of 2005, the joint development agreement was terminated. Accordingly, the remaining deferred revenue balance of $0.9 million was recognized as contract revenue during the quarter ended June 30, 2005. The balance of this revenue for the three and six months ended June 30, 2005 and 2004 primarily relates to royalty payments received on a patented technology of ours utilized by a third party. The agreement covering these royalty payments extends through November 2009, the expiration date of the patent.

Cost of Sales and Gross Profit from Net Sales

Gross profit from net sales increased slightly to $6.8 million for the three months ended June 30, 2005 from $6.6 million for the three months ended June 30, 2004 and increased to $19.9 million for the six months ended June 30, 2005 from $16.3 million for the six months ended June 30, 2004. Gross profit from net sales as a percentage of net sales increased to 51% for the three months ended June 30, 2005 from 50% for the three months ended June 30, 2004 and increased to 57% for the six months ended June 30, 2005 from 51% for the six months ended June 30, 2004. The increase for the six months ended June 30, 2005 was primarily due to increased sales volume, a more favorable mix related to our influenza products during the first quarter of 2005, and a decrease in royalties related to a patent which expired in 2004 relating to one of the licensing agreements we had with a third party as well as termination of certain other royalty obligations on our influenza product. This increase in gross profit was partially offset by an 8.5% royalty we began paying on the majority of our products during the second quarter of 2005 related to the patent litigation settlement with IMA as discussed below, and elsewhere in this report.

The license agreement which expired in 2004 required us to pay royalties ranging from 5.00% to 6.00% on domestic sales of our influenza, Group A strep, pregnancy, H-Pylori, mononucleosis, chlamydia and veterinary products. As a result, our royalty expense was favorably impacted by $0.5 million and $1.0 million for the three and six months ended June 30, 2005, respectively. Royalty expense related to this licensing agreement for the three and six months ended June 30, 2004 was $0.5 million and $1.4 million, respectively. Additionally, during the first quarter of 2005, we fulfilled the terms of an agreement with another party related to the development of our influenza product. As a result, we will no longer be required to pay a 6% royalty on sales of our influenza products to this party. Our influenza products sales accounted for 27% and 22% of our net sales for the six months ended June 30, 2005 and 2004, respectively.

In connection with the patent litigation settlement entered into during the second quarter of 2005, we are required, beginning in May 2005, to pay an 8.5% royalty on net sales of our influenza, Group A strep, pregnancy, H-Pylori, mononucleosis, chlamydia and veterinary products. These product sales accounted for 89% and 85% of our net sales for the six months ended June 30, 2005 and 2004, respectively, and will continue to represent a majority of our revenues for the foreseeable future.

Research and Development Expense

Research and development expense increased slightly to $3.0 million for the three months ended June 30, 2005 from $2.9 million for the three months ended June 30, 2004 and increased to $6.3 million for the six months ended June 30, 2005 from $5.4 million for the six months ended June 30, 2004. Research and development expense as a percentage of net sales remained constant at 22% of net sales for both the three months ended June 30, 2005 and 2004 and increased to 18% of net sales for the six months ended June 30, 2005 from 17% of net sales for the six months ended June 30, 2004. The absolute dollar increase for the six months ended June 30, 2005 is primarily attributable to personnel related costs of $0.3 million, laboratory supplies of $0.2 million and $0.2 million of other expenses related to increased spending for the development of products on our LTF technology platform, and $0.2 million for increased clinical trial expenses primarily related to our influenza product.

We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

Sales and Marketing Expense

Sales and marketing expense increased to $3.9 million for the three months ended June 30, 2005 from $3.2 million for the three months ended June 30, 2004 and increased to $8.2 million for the six months ended June 30, 2005 from $6.5 million for the six months ended June 30, 2004. Sales and marketing expense as a percentage of net sales increased to 29% of net sales for the three months ended June 30, 2005, as compared to 24% of net sales for the three months ended June 30, 2004 and increased to 23% of net sales for the six months ended June 30, 2005 from 20% of net sales for the six months ended June 30, 2004. The absolute dollar increase for both the three and six month periods ended June 30, 2005 relates primarily to increased market research, promotion, public relations and advertising fees related to our influenza, Group A Strep and pregnancy products.

General and Administrative Expense

General and administrative expense decreased to $3.1 million for the three months ended June 30, 2005 from $3.8 million for the three months ended June 30, 2004 and increased to $7.0 million for the six months ended June 30, 2005 from $6.6 million for the six months ended June 30, 2004. General and administrative expense as a percentage of net sales decreased to 23% of net sales for the three months ended June 30, 2005 from 29% of net sales for the three months ended June 30, 2004 and decreased to 20% for the six months ended June 30, 2005 from 21% for the six months ended June 30, 2004. The absolute dollar decrease for the three months ended June 30, 2005 was primarily due to decreased legal fees associated with our intellectual property litigation. The absolute dollar increase for the six months ended June 30, 2005 was primarily due to higher outside professional fees.

Patent Litigation Settlement

During the second quarter of 2005, we entered into an agreement to settle certain patent litigation as discussed in Part II, Item 1, “Legal Proceedings” and elsewhere in this report. In conjunction with the settlement, we recorded a charge of $17.0 million in the first quarter of 2005, which amount was paid in April 2005. For additional information regarding our patent litigation settlement, see also Note 14 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Amortization of Intangibles

On January 1, 2002, we adopted SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142, which eliminated the amortization of goodwill. SFAS No. 142 requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill in December 2004, and determined there were no impairment indicators as of June 30, 2005. A significant decline in our projected revenue, earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, loss of legal ownership or title to an asset, and any significant change in our strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results. Our other intangible assets, which are being amortized over a period of three to 12 years, include purchased technology, license agreements, patents, trademarks and a favorable lease.

Amortization expense was $0.3 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively.

Interest and Other Expense

Interest and other expense was $0.2 million for the both the three months ended June 30, 2005 and 2004, and $0.4 million for both the six months ended June 30, 2005 and 2004, and relates primarily to interest paid on obligations under capital leases which are primarily related to our San Diego facility, partially offset by interest earned of $0.2 million and $0.1 million on our cash and cash equivalent balances for the three months ended June 30, 2005 and 2004, respectively, and $0.4 million and $0.2 million on our cash and cash equivalent balances for the six months ended June 30, 2005 and 2004, respectively.

Income Taxes

Income tax benefit was $0.8 million for the three months ended June 30, 2005 as compared to $1.4 million for the three months ended June 30, 2004. Income tax expense for the six months ended June 30, 2005 was $2.2 million. The tax expense for the six months ended June 30, 2005 was largely due to a partial valuation allowance we established at March 31, 2005 totaling $3.0 million for a portion of our deferred tax assets. This was primarily as a result of our patent litigation settlement of $17.0 million recorded during the first quarter of 2005 and the expected effect of future royalty payments under the settlement agreement. Due to the impact of this settlement, we reassessed the realizability of our deferred tax assets, which have been recognized primarily based on projected earnings. As a result of revisions to our estimates of projected earnings, related primarily to the effect of the $17.0 million settlement payment and future royalty payments, partially offset by a projected reduction in future litigation expenses, we concluded that we could not support the recognition of the same level of deferred tax assets that we had reported on our balance sheet as of December 31, 2004. For the six months ended June 30, 2004, we recorded a tax benefit of $1.1 million.

Loss from discontinued operations, net of taxes

As of June 30, 2005, our urinalysis and ultrasonometer businesses were reported as discontinued operations under SFAS No. 144. We discontinued all operations of our ultrasonometer business during the fourth quarter of 2004. During the second quarter of 2005, we sold certain assets of our urinalysis business for $0.5 million. Accordingly, the operations of both businesses have been classified as discontinued operations in the statements of operations for all periods presented. The loss from discontinued operations, net of taxes, was $0.5 million and $0.6 million for the three months ended June 30, 2005 and 2004, respectively, and $0.7 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively.

The accompanying consolidated statements of operations for the three and six months ended June 30, 2004 have been restated to reflect the results of operations of both businesses as discontinued operations.

Liquidity and Capital Resources

As of June 30, 2005, our principal source of liquidity consisted of $27.1 million in cash and cash equivalents. Our working capital as of June 30, 2005 was $35.8 million.

Our loss from continuing operations used cash of $9.9 million for the six months ended June 30, 2005. We had a loss from continuing operations of $18.9 million, including $2.6 million of depreciation and amortization of intangible assets, as well as a payment of $17.0 million related to our patent litigation settlement. Other changes in operating assets and liabilities included a decrease in accounts receivable of $8.6 million due to our decrease in net sales as compared to the fourth quarter of 2004 and earlier collections of outstanding receivables, a decrease in accounts payable of $1.2 million, a decrease in accrued royalties of $1.4 million due to the expiration of a patent which expired in 2004 relating to one of our licensing agreements with a third party as well as termination of certain royalty obligations on our influenza product both of which were partially offset by a royalty we began paying in May 2005 on the majority of our products related to our patent litigation settlement, and a decrease in other current liabilities of $2.0 million primarily relating to lower volume discounts as a result of lower net sales and a decrease in deferred revenues recognized as income during the period.

Our loss from continuing operations provided cash of $8.1 million for the six months ended June 30, 2004. We had a loss from continuing operations of $0.9 million, including $2.8 million of depreciation and amortization of intangible assets. Other changes in operating assets and liabilities included a decrease in accounts receivable of $16.0 million due to our decrease in net sales and earlier collections of outstanding receivables, an increase in inventory of $2.4 million due to a an early and abrupt end to our domestic and international influenza season, decreases in accounts payable of $0.6 million and accrued royalties of $2.7 million, and a decrease in other current liabilities of $2.9 million primarily relating to lower volume discounts as a result of lower net sales and bonuses earned during 2003.

Our investing activities used $1.0 million and $2.6 million of cash during the six months ended June 30, 2005 and 2004, respectively. This amount included $0.8 million and $2.5 million for the acquisition of manufacturing equipment for our LTF products and other assets related to information technology, for the six months ended June 30, 2005 and 2004, respectively. We are currently planning $4.1 million in capital expenditures for the remainder of 2005. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement building improvements, and for information technology. We plan to fund these capital expenditures with cash flow from operations. We do not have any firm purchase commitments with respect to such planned expenditures as of the date of filing this report.

Our financing activities provided $1.6 million and $5.3 million of cash during the six months ended June 30, 2005 and 2004, respectively. For both periods, the majority of proceeds resulted from the issuance of common stock upon exercise of options granted under our equity incentive plans and sales under our employee stock purchase plan, offset to a lesser extent in both periods for payments on obligations under our capital leases related to our building in San Diego.

We currently have a $30.0 million credit facility (the “Senior Secured Credit Facility”), which has a three and a half year term, maturing on June 30, 2008. The Senior Secured Credit Facility is secured by all of our assets and bears interest at a rate ranging from 0% to 1% plus the lender’s prime rate or, at our option, a rate ranging from 1.0% to 2.0% plus the London InterBank Offering Rate. The agreement governing our Senior Secured Credit Facility also contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The terms of the Senior Secured Credit Facility require us to comply with certain financial covenants, including: a minimum net worth, a maximum ratio of debt drawn under the Senior Secured Credit Facility to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a fixed charge coverage ratio, and minimum EBITDA. We entered into an amendment to our Senior Secured Credit Facility effective as of the quarter ended June 30, 2005. We entered into the amendment to amend certain commercial bank loan covenants and definitions in the Senior Credit Facility because of our payment obligation in connection with the patent litigation settlement between us and IMA. As of June 30, 2005, we have $30.0 million of availability under the Senior Secured Credit Facility and we were in compliance with all covenants.

We also intend to continue evaluation of acquisition and technology licensing candidates. As such, we may need to incur additional debt, or sell additional equity, to successfully complete these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on our current cash position and our current assessment of future operating results, we believe that our existing sources of liquidity will be adequate to meet operating needs during the next 12 months and the foreseeable future.

Off-Balance Sheet Arrangements

At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

We record revenues from product sales. These revenues are recorded net of rebates and other discounts which are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue from product sales is recorded upon passage of title and risk of loss to the customer. Passage of title to the product and recognition of revenue occur upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. We also earn income from the licensing of technology and from performing services under a joint development agreement. Royalty income from the grant of license rights is recorded during the period the cash is received from the licensee. Milestone payments are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Income earned from licensing and distribution activities is classified under revenues in the accompanying consolidated statements of operations.

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

For indefinite-lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. We completed our annual evaluation for impairment of goodwill in December 2004 and determined there were no impairment indicators for the six months ended June 30, 2005.

During the quarter ended March 31, 2005, we recorded a patent litigation settlement charge of $17 million and, under the terms of the settlement agreement, will be required to pay royalties on certain future product sales. Due to the impact of this settlement, we reassessed the realizability of our deferred tax assets, which have been recognized primarily based on projected earnings. As a result of revisions to our estimates of projected earnings, related primarily to the effect of the $17.0 million settlement payment and future royalty payments, partially offset by a projected reduction in future litigation expenses, we concluded that we could not support the recognition of the same level of deferred tax assets that we had reported on our balance sheet as of December 31, 2004. Based primarily on these changes, we recorded an income tax expense of $3.0 million during the quarter ended March 31, 2005. The expense resulted from an estimated reduction in the utilization of deferred tax assets. Although realization is not assured, we have concluded that it is more likely than not that the remaining portion of deferred tax assets at June 30, 2005 for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily our projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

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

Fluctuations in our operating results, for any reason, could cause our growth or operating results to fall below the expectations of investors and securities analysts. For the six months ended June 30, 2005, net sales increased 9% to $34.9 million from $32.0 million for the six months ended June 30, 2004. For further discussion of this increase, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for “Net Sales” included in this report.

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

•       significant quantities of our product in our distributors’ inventories or distribution channels; and

•       changes in distributor buying patterns.

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

On April 27, 2005, we entered into an agreement with IMA to settle all domestic and international actions involving us, IMA, and IMA’s affiliates, ABI, Wampole, IMA Switzerland and Unipath. Under the terms of the settlement agreement, we and IMA agreed to cross-license, and to cause our respective affiliates to cross-license, their respective lateral flow patent portfolios and to dismiss, and to cause our and their affiliates to dismiss, their respective cases. We agreed to make a net payment to IMA of $17.0 million and to pay net royalties of 8.5% on future sales of our current lateral flow products and future lateral flow products that utilize or incorporate any inventions claimed in the valid and enforceable claims of IMA lateral flow patents. The settlement of $17.0 million was paid in April 2005.

Our declaratory relief action against Church & Dwight has not been settled. Nor has Church & Dwight’s claim for patent infringement, which seeks damages against us for over-the-counter sales and preliminary and permanent injunctions in the over-the-counter market.

There is not a specific amount or range sought in damages in the Church & Dwight lawsuit discussed above. Given the early stage of the action, we cannot predict the ultimate outcome of this matter at this time. As a result, in accordance with SFAS No. 5 “Accounting for Contingencies”, we have disclosed the existence of this lawsuit; however, no accrual for potential losses, if any, has been recorded.

We are also involved in other litigation matters from time to time in the ordinary course of business. Management believes that any and all such other actions, in the aggregate, will not have a material adverse effect on us. We also maintain insurance, including coverage for product liability claims, in amounts which management believes appropriate given the nature of our business.

Additionally, as previously disclosed and as separate matters, two other industry participants sent us letters during the third quarter of 2003 and the first quarter of 2004 suggesting that we obtain a license to patents for which they have enforcement rights. We are continuing to assess the relevant intellectual property in light of our own business strategies and the costs and risks associated with defending our position. In this regard, we continue to evaluate the license requests, which may result in our payment of royalties under royalty-bearing licenses in a future period. Such royalty payments could result in a material increase in our product cost and have a material adverse effect on our profits. Further, no assurance can be given that we would be able to obtain any license to third-party intellectual property under commercially reasonable terms, if at all.

As a more general matter, our involvement in litigation, as may arise from time to time, to determine rights in proprietary technology could adversely affect our net sales and business because:

•  the pendency of any litigation may of itself cause our distributors to reduce purchases of our products;

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

Our ability to obtain patents and licenses, and their benefits, is uncertain. We have over 200 issued patents both in the U.S. and internationally. Additionally, we have approximately 65 patent applications pending throughout the world. Our patents have expiration dates through 2019 and our pending patent applications may not result in the issuance of any patents, or if issued, the patents may not have priority over others’ applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. In addition to the U.S., we have patents issued in Australia, Austria, Belgium, Canada, France, Germany, Italy, Japan, Korea, Lithuania, The Netherlands, Norway, Spain, South Africa, Sweden, Switzerland and the United Kingdom. Therefore, third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We also license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others and required to produce our products on commercially reasonable terms.

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

As a result of any number of risk factors identified in this report, no assurance can be given that we will be successful in implementing our operational, growth and other strategic efforts. In addition, the funds for the foregoing projects have in the past come primarily from our business operations and a working capital line of credit. If our business slows and we become less profitable, and as a result have less money available to fund research and development, we will have to decide at that time which programs to cut, and by how much. Similarly, if adequate financial, personnel, equipment or real estate resources are not available, we may be required to delay or scale back our strategic efforts. Our operations will be adversely affected if our net sales and gross profits do not correspondingly increase or if our product and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new products and develop new markets could have a material adverse effect on our business and prospects.

We rely on a limited number of key distributors which account for a substantial majority of our net sales. The loss of any key distributor or an unsuccessful effort to directly distribute our products could lead to reduced sales.

Although we have distribution agreements with approximately 80 distributors, the market is dominated by a small group of these distributors. Four of our distributors, which are considered to be among the market leaders, accounted for approximately 67% and 48% of our net sales for the six months ended June 30, 2005 and 2004, respectively. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives were timely found or lost sales to one distributor are absorbed by another distributor. Finding a suitable alternative may pose challenges in our industry’s competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If net sales to these or any of our other significant distributors were to decrease in any material amount in the future, our business, operating results and financial condition could be materially and adversely affected.

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

A large part of our business is based on the sale of rapid POC diagnostic tests that physicians and other healthcare providers can administer in their own facilities without sending samples to laboratories. Clinical reference laboratories and hospital-based laboratories are significant competitors for our products and provide a majority of the diagnostic tests used by physicians and other healthcare providers. Our future sales depend upon, among other matters, capture of sales from these laboratories by achieving market acceptance of POC testing from physicians and other healthcare providers. If we do not capture sales at the levels we have budgeted for, our net sales may not grow as much as we hope and the costs we have incurred will be disproportionate to our sales levels. We expect that clinical reference and hospital-based laboratories will continue to compete vigorously against our POC diagnostic products in order to maintain and expand their existing dominance of the overall diagnostic testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other healthcare providers may resist changing to POC tests. Our failure to achieve market acceptance from physicians and healthcare providers with respect to the use of our POC diagnostic products would have a negative effect on our future sales growth.

Intense competition with other manufacturers of POC diagnostic products may reduce our sales.

In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. As of March 31, 2005, our estimated U.S. professional market share for our key POC products was 64% in influenza, 49% for pregnancy and 45% for Group A Strep tests. There are, however, a large number of multinational and regional competitors making investments in competing technologies and products, including several large pharmaceutical and diversified healthcare companies. These competitors include Beckman Coulter Primary Care Diagnostics, Becton, Dickinson and Company, Genzyme Diagnostics Corporation and Inverness Medical Innovations, Inc.. We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors’ products are more effective than ours, or acquire market share from our products through more effective marketing or competitive pricing, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

Our products are highly regulated by various governmental agencies. Any changes to the existing laws and regulations may adversely impact our ability to manufacture and market our products.

The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities in the U.S., principally the FDA and corresponding state and foreign regulatory agencies. The FDA regulates most of our products, which are all Class I or II devices. The U.S. Department of Agriculture regulates our veterinary products. Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products. Regulatory approval can be a lengthy, expensive and uncertain process, making the timing and costs of approvals difficult to predict. Our net sales would be negatively affected by delays in the receipt of, or failure to receive, approvals or clearances, the loss of previously received approvals or clearances or the placement of limits on the marketing and use of our products.

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

The end-users of our products are primarily physicians and other healthcare providers. Use of our products would be adversely impacted if physicians do not receive adequate reimbursement for the cost of our products by their patients’ healthcare insurers or payors. Our net sales could also be adversely affected by changes or trends in reimbursement policies of these governmental or private healthcare payors. In the U.S., healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in the U.S. in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may reduce the demand for our products or adversely impact our ability to sell our products on a profitable basis.

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

We face risks relating to our international sales, including the risk of currency fluctuations, which could increase our costs or stifle our growth opportunities.

Our products are sold internationally, primarily to our customers in Japan and Europe. We currently sell and market our products by channeling products through distributor organizations and sales agents. Sales to foreign customers accounted for 14% and 29% of our net sales for the six months ended June 30, 2005 and 2004, respectively. International sales are subject to inherent economic, political and regulatory risks, which could increase our operating costs, result in shipment delays and impede our international growth. These foreign risks include:

•       exposure to currency exchange fluctuations, such as the 11% decrease in value of the Euro against the U.S. dollar for the six months ended June 30, 2005;

•       longer payment cycles and greater difficulty in accounts receivable collection;

•       compliance with new and changing registration requirements, tariffs or other barriers as we continue to expand into new countries and geographic regions;

•       reduced protection for, and enforcement of, intellectual property rights;

•       political and economic instability in some of the regions where we currently sell our products or that we may expand into in the future; and

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are creating significant expenses and uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities or others may initiate legal proceedings against us and we may be harmed.

Investor confidence and share value may be adversely impacted if we and/or our independent registered public accounting firm conclude that our internal controls over financial reporting are not effective.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment as well as to the effectiveness of our internal controls over financial reporting. This requirement first applied to our 2004 Annual Report on Form 10-K and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting was included under Item 9A. (See the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K.) How companies are implementing these new requirements, including internal control reforms, if any, to comply with Section 404’s requirements, and how independent registered public accounting firms are applying these new requirements and testing companies’ internal controls, remain subject to uncertainty. The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 are ongoing. We expect that our internal controls will continue to evolve as our business activities change. Although we seek to diligently and vigorously review our internal controls over financial reporting in an effort to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. If, during any year, our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently than we do, then it may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements and effectiveness of our internal controls, which ultimately could negatively impact the market price of our shares.

Future changes in financial accounting standards or practices or existing taxation rules or practices may affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, changes have been approved by the Financial Accounting Standards Board, or FASB, that require that we record compensation expense in our statements of income for equity compensation instruments, including employee and director stock options, using the fair value method. Although there will be no change in our total cash flows, our reported financial results beginning in the first quarter of 2006 will be negatively and materially impacted by this accounting change. Other potential changes in existing taxation rules related to stock options and other forms of equity compensation could also have a significant negative effect on our reported results.

Risks Related to Our Common Stock

Our stock price has been highly volatile, and an investment in our stock could suffer a significant decline in value.

The market price of our common stock has been highly volatile and has fluctuated substantially in the past. For example, between June 30, 2004 and June 30, 2005, the price of our common stock, as reported on the Nasdaq National Market System, has ranged from a low of $3.00 to a high of $6.95. We expect our common stock to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our common stock. As of June 30, 2005:

•       approximately 32.5 million shares of our common stock had been issued in registered offerings and are freely tradable in the public markets;

•       approximately 3.9 million shares of our common stock were issuable upon exercise of outstanding stock options under our various equity incentive plans and our restricted stock plan at a weighted average exercise price of $4.25 per share; and

•       we had in effect registration statements under the Securities Act of 1933 registering approximately 5.1 million shares of common stock reserved under our equity incentive plans. In addition, there were 250,093 shares reserved under our employee stock purchase plan.

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

Anti-takeover devices may prevent a sale, or changes in the management, of the Company.

We have in place several anti-takeover devices, including a stockholder rights plan, that may have the effect of delaying or preventing a sale, or changes in the management, of the Company. For example, our bylaws require stockholders to give written notice of any proposal or director nomination to us within a specified period of time prior to any stockholder meeting.

We may also issue shares of preferred stock without stockholder approval and on terms that our board of directors may determine in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation, and other rights superior to those of holders of our common stock.

We do not pay dividends and this may negatively affect the price of our stock.

The Company has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The future price of our common stock may be adversely impacted because we do not pay dividends.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the risk of currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders’ equity. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations and have historically not been material. Nonetheless, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive income component of stockholders’ equity that we report, and such effect in the accounts of our foreign subsidiaries may become material in a reporting period.

The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at June 30, 2005. Based on our market risk sensitive instruments outstanding at June 30, 2005 and 2004, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of June 30, 2005, our cash and cash equivalents were placed in money market and/or overnight funds that are highly liquid and which we believe are not subject to material market fluctuation risk.

ITEM 4.                Controls and Procedures

Evaluation of disclosure controls and procedures.   We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.   There was no change in our internal controls during the quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 27, 2005, we entered into an agreement with IMA to settle all domestic and international actions involving us, IMA, and IMA’s affiliates, ABI, Wampole, IMA Switzerland and Unipath. Under the terms of the settlement agreement, we and IMA agreed to cross-license, and to cause our and their affiliates to cross-license, their respective lateral flow patent portfolios and to dismiss, and to cause their affiliates to dismiss, their respective cases. We agreed to make a net payment to IMA of $17.0 million and to pay net royalties of 8.5% on future sales of our current lateral flow products and future lateral flow products that utilize or incorporate any inventions claimed in the valid and enforceable claims of IMA lateral flow patents. The settlement of $17.0 million was paid in April 2005.

Our declaratory relief action against Church & Dwight has not been settled. Nor has Church & Dwight’s claim for patent infringement, which seeks damages against us for over-the-counter sales and preliminary and permanent injunctions in the over-the-counter market.

There is not a specific amount or range sought in damages in the Church & Dwight lawsuit discussed above. Given the early stage of the action, we cannot predict the ultimate outcome of this matter at this time. As a result, in accordance with SFAS No. 5 “Accounting for Contingencies”, we have disclosed the existence of these lawsuit; however, no accrual for potential losses, if any, has been recorded.

We are also involved in other litigation matters from time to time in the ordinary course of business. Management believes that any and all such other actions, in the aggregate, will not have a material adverse effect on us.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 19, 2005. All of the directors nominated for election as stated in our Proxy Statement were elected as follows:

DIRECTOR NOMINEE	VOTES IN FAVOR	VOTES WITHHELD
Thomas D. Brown	29,754,755	399,996
Thomas A. Glaze	25,599,331	4,555,420
Douglas S. Harrington, M.D.	28,494,171	1,660,580
Caren L. Mason	30,037,630	117,121
Mary Lake Polan, M.D., Ph.D., M.P.H.	21,845,995	8,308,756
Mark A. Pulido	30,071,350	83,401
Faye Wattleton	23,635,831	6,518,920

In addition, the only other proposal presented at the 2005 Annual Meeting, as stated in our Proxy Statement, was approved as follows:

To approve the amendment of the Quidel Corporation 1983 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance by 250,000 shares.

VOTES IN FAVOR	VOTES AGAINST	VOTES ABSTAINING	NON-VOTES
29,656,349	455,611	42,791	—

ITEM 5.                OTHER INFORMATION

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

10.1	Settlement Agreement dated April 27, 2005 between the Registrant and Inverness Medical Innovations, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 3, 2005.)
10.2(1)	Registrant’s 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 25, 2005.)
10.3(1)	Registrant’s Director Compensation Program, effective May 19, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 25, 2005.)
10.4(1)	Registrant’s 2005 Short-Term Cash Incentive Plan, effective May 19, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on May 25, 2005.)
10.5(1)	Employment Offer Letter, entered into on June 13, 2005, between Registrant and Robert J. Bujarski, J.D. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 17, 2005.)
10.6(1)

Agreement Re: Change in Control, entered into on June 13, 2005, between Registrant and Robert J. Bujarski, J.D. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 17, 2005.)

10.7

First Amendment to Credit Agreement, dated as of June 24, 2005, by and among Registrant, as Borrower, certain subsidiaries of the Company, each lender from time to time a party thereto and Bank of America, N.A., as Agent and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 20, 2005.)

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

Date: August 9, 2005	QUIDEL CORPORATION
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

10.1	Settlement Agreement dated April 27, 2005 between the Registrant and Inverness Medical Innovations, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 3, 2005.)
10.2(1)	Registrant’s 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 25, 2005.)
10.3(1)	Registrant’s Director Compensation Program, effective May 19, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 25, 2005.)
10.4(1)	Registrant’s 2005 Short-Term Cash Incentive Plan, effective May 19, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on May 25, 2005.)
10.5(1)	Employment Offer Letter, entered into on June 13, 2005, between Registrant and Robert J. Bujarski, J.D. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 17, 2005.)
10.6(1)

Agreement Re: Change in Control, entered into on June 13, 2005, between Registrant and Robert J. Bujarski, J.D. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 17, 2005.)

10.7

First Amendment to Credit Agreement, dated as of June 24, 2005, by and among Registrant, as Borrower, certain subsidiaries of the Company, each lender from time to time a party thereto and Bank of America, N.A., as Agent and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 20, 2005.)

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