Form 10-Q
period 2005-09-30
QUIDEL CORP /DE/
filed 2005-11-08
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 20, 2005, 32,922,276 shares of common stock were outstanding.

QUIDEL CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2005

PART I FINANCIAL INFORMATION

ITEM 1.                Financial Statements

QUIDEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,328	$36,322
Accounts receivable, net	13,242	15,274
Inventories, net	7,816	7,640
Other current assets	1,424	1,506
Assets held for sale	—	753
Total current assets	46,810	61,495
Property and equipment, net	18,799	20,181
Intangible assets, net	23,041	18,527
Deferred tax asset	8,994	11,751
Other non-current assets	854	737
Total assets	$98,498	$112,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,855	$4,292
Accrued payroll	1,598	1,355
Accrued royalties	1,939	2,205
Current portion of obligations under capital leases	647	589
Other accrued liabilities	4,470	3,285
Total current liabilities	12,509	11,726
Deferred rent	1,583	1,692
Capital leases, net of current portion	8,592	9,088
Stockholders’ equity:
Common stock	37	32
Additional paid-in capital	160,039	153,319
Deferred stock compensation	(2,166)	—
Accumulated other comprehensive earnings	1,338	1,407
Accumulated deficit	(83,434)	(64,573)
Total stockholders’ equity	75,814	90,185
Total liabilities and stockholders’ equity	$98,498	$112,691

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
REVENUES
Net sales	$19,693	$12,498	$54,618	$44,469
Research contracts, license fees and royalty income	339	1,114	2,903	2,293
Total revenues	20,032	13,612	57,521	46,762
COSTS AND EXPENSES
Cost of sales	9,280	6,699	24,270	22,388
Research and development	2,968	2,584	9,304	8,017
Sales and marketing	3,610	3,510	11,776	10,028
General and administrative	2,531	5,054	9,577	11,697
Patent litigation settlement	—	—	17,000	—
Amortization of intangibles	315	384	945	1,151
Total costs and expenses	18,704	18,231	72,872	53,281
Operating earnings (loss)	1,328	(4,619)	(15,351)	(6,519)
OTHER (INCOME) EXPENSE
Interest expense	201	220	611	668
Interest income	(155)	(98)	(519)	(273)
Other	(1)	(35)	(13)	(229)
Total other expense	45	87	79	166
Earnings (loss) from continuing operations before provision (benefit) for income taxes	1,283	(4,706)	(15,430)	(6,685)
Provision (benefit) for income taxes	467	(1,185)	2,664	(2,242)
Earnings (loss) from continuing operations	816	(3,521)	(18,094)	(4,443)
Loss from discontinued operations, net of taxes	(116)	(124)	(767)	(1,200)
Net earnings (loss)	$700	$(3,645)	$(18,861)	$(5,643)
Basic and diluted earnings (loss) per share:
Continuing operations	$0.02	$(0.11)	$(0.56)	$(0.14)
Discontinued operations	0.00	0.00	(0.02)	(0.04)
Net earnings (loss)	0.02	(0.12)	(0.58)	(0.18)
Shares used in basic per share calculation	32,808	31,618	32,330	31,382
Shares used in diluted per share calculation	33,787	31,618	32,330	31,382

See accompanying notes.

QUIDEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine months ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net cash provided by (used by) continuing operations	$(8,235)	$3,678
Net cash used by discontinued operations	(14)	(404)
Net cash provided by (used by) operating activities	(8,249)	3,274
INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,419)	(3,792)
Increase in intangible assets	(5,600)	—
Other assets	(186)	(91)
Net cash used for investing activities	(7,205)	(3,883)
FINANCING ACTIVITIES:
Payments on obligations under capital leases	(438)	(385)
Payments to acquire common stock	(352)	—
Net proceeds from issuance of common stock and warrants	4,320	5,618
Net cash provided by financing activities	3,530	5,233
Effect of exchange rate changes on cash and cash equivalents	(70)	(48)
Net increase (decrease) in cash and cash equivalents	(11,994)	4,576
Cash and cash equivalents, beginning of period	36,322	25,627
Cash and cash equivalents, end of period	$24,328	$30,203
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$611	$644
Cash paid during the period for income taxes	$—	$300

See accompanying notes.

Quidel Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Quidel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, is unaudited. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K.

The Company’s first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, the calendar quarter end date is used herein.

Note 2.   Comprehensive Earnings (Loss)

The components of comprehensive earnings (loss) are as follows (in thousands; unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net earnings (loss)	$700	$(3,645)	$(18,861)	$(5,643)
Foreign currency translation adjustment	(1)	28	(69)	(57)
Comprehensive earnings (loss)	$699	$(3,617)	$(18,930)	$(5,700)

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.4%	3.0%	3.4%	3.0%
Expected option life (years)	4.6	5.3	4.6	5.3
Volatility	0.80	0.82	0.80	0.82
Dividend rate	0%	0%	0%	0%

The pro forma effects on net earnings (loss) for the three and nine months ended September 30, 2005 and 2004 may not be representative of the effects on reported net earnings or loss in future periods. In the Company’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee and director stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee and director stock options.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the three and nine months ended September 30, 2005 and 2004, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been as indicated below (in thousands, except per share data; unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net earnings (loss)—as reported	$700	$(3,645)	$(18,861)	$(5,643)
Net earnings (loss)—pro forma	391	(4,080)	(19,881)	(7,479)
Basic and diluted earnings (loss) per share—as reported	0.02	(0.12)	(0.58)	(0.18)
Basic and diluted earnings (loss) per share— pro forma	0.01	(0.13)	(0.61)	(0.24)

Note 4.   Computation of Earnings Per Share

Basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options. Potentially dilutive common shares have not been included for the nine months ended September 30, 2005 and 2004 and for the three months ended September 30, 2004, as their inclusion would be antidilutive.

The following table reconciles the weighted-average shares used in computing basic and diluted earnings (loss) per share in the respective periods (in thousands; unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Shares used in basic earnings (loss) per share (weighted-average common shares outstanding)	32,808	31,618	32,330	31,382
Effect of dilutive stock options	979	—	—	—
Shares used in diluted earnings (loss) per share calculation	33,787	31,618	32,330	31,382

Note 5.   Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Raw materials	$3,290	$2,641
Work-in-process	2,630	2,501
Finished goods	1,896	2,498
	$7,816	$7,640

Note 6.   Deferred Revenue

During 2004, the Company entered into a joint development agreement with another company. In connection with this agreement, the Company had received approximately $1.6 million in upfront non-refundable fees, which had been recorded as deferred revenue and included in other accrued liabilities in the balance sheet. A portion of this amount was to be recognized as contract revenue ratably over the period of development, which was expected to be through the third quarter of 2006, while the remainder was being recognized as contract revenue as certain milestones were completed. During the second quarter of 2005, the joint development agreement was terminated. Accordingly, the remaining deferred revenue balance of $0.9 million was recognized as contract revenue during the three months ended June 30, 2005. There was no additional activity during the three months ended September 30, 2005.

Note 7.   Income Taxes

During the three months ended March 31, 2005, the Company recorded a patent litigation settlement charge of $17.0 million and, under the terms of the settlement agreement, is required to pay royalties on certain product sales. Due to the impact of that settlement, the Company reassessed the realizability of its deferred tax assets, which have been recognized primarily based on projected earnings. As a result of revisions to its estimates of projected earnings, related primarily to the effect of the $17.0 million settlement payment and ongoing royalty payments, partially offset by a projected reduction in future litigation expenses, the Company concluded that it could not support the recognition of the same level of deferred tax assets that it had reported on its balance sheet as of December 31, 2004. Based primarily on these changes, the Company recorded an income tax expense of $3.0 million during the three months ended March 31, 2005. The expense resulted from an estimated reduction in the utilization of deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not that the remaining portion of deferred tax assets at September 30, 2005 for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily its projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

The Company will continue to assess the assumptions used to determine the valuation allowance. Should the Company determine that it would not be able to realize all or part of its other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination is made. Conversely, if based on estimates of future earnings, the Company determines that all or a portion of the valuation allowance is no longer warranted, a reduction in the valuation would result in a corresponding credit to additional paid-in capital, goodwill, and/or income tax expense in the period such determination is made.

Note 8.   Discontinued Operations

During the fourth quarter of 2004, the Company made the decision to exit and dispose of its urinalysis and ultrasonometer businesses. Both businesses qualified as discontinued operations under Statement of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company discontinued all operations of its ultrasonometer business during the fourth quarter of 2004. During the second quarter of 2005, the Company sold certain assets of its urinalysis business. Accordingly, the operations of both businesses have been classified as discontinued operations in the statements of operations and certain related assets and liabilities of the urinalysis business were considered ‘held for sale’ in the balance sheets for all periods presented until the related assets and liabilities were disposed of in the second quarter of 2005.

Operating results of the urinalysis and ultrasonometer businesses are presented in the following table (in thousands; unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales from discontinued operations
Urinalysis	$—	$470	$572	$1,160
Ultrasonometer	—	69	—	246
Total	$—	$539	$572	$1,406
Loss from discontinued operations, net of taxes
Earnings (loss) from operations
Urinalysis	$(29)	$123	$(680)	$(971)
Ultrasonometer	(87)	(6)	(87)	12
	(116)	117	(767)	(959)
Loss on asset impairment
Urinalysis	—	—	—	—
Ultrasonometer	—	(241)	—	(241)
	—	(241)	—	(241)
Total	$(116)	$(124)	$(767)	$(1,200)

Assets and liabilities of the urinalysis and ultrasonometer businesses are presented in the following table (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Assets held for sale, current
Assets held for sale—urinalysis	$—	$908
Liabilities of discontinued operations—urinalysis	—	(155)
Total	$—	$753

Note 9.   Stockholders’ Equity

During the nine months ended September 30, 2005, 1,143,062 shares of common stock were issued due to the exercise of common stock options, the award of restricted shares and shares sold under the employee stock purchase plan, resulting in proceeds to the Company of approximately $4.3 million.

Note 10.   Share Repurchase Program

In May 2005, the Company’s Board of Directors authorized the Company to repurchase up to $25.0 million in shares of its common stock. Shares of the Company’s common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire no later than June 30, 2007 unless extended by the Board of Directors. During the three months ended September 30,2005, the Company repurchased approximately 0.1 million shares under this program, at a cost of approximately $0.4 million.

Note 11.   Restricted Stock Awards

For the nine months ended September 30, 2005 and year ended December 31, 2004, the Company granted approximately 0.6 million shares and 0.1 million shares of restricted common stock to certain officers and directors, respectively. The restrictions on the restricted stock granted to the Company’s officers during 2005 lapse as follows: (i) restrictions covering one-half of the shares will lapse 25% each year over a four year period commencing with the grant date; and (ii) the restrictions covering the remaining one-half of the shares have a four-year cliff provision with the possibility for acceleration of the removal of restrictions for 25% of this half of the grant annually upon the achievement of certain annual revenue, EBITDA and strategic goals set by the Compensation Committee of the Board of Directors.

The restrictions on restricted stock granted to the Company’s officers during 2004 lapse ratably over four years, while all restrictions on the restricted stock granted to the Company’s directors lapse over a one year period. Until the restrictions lapse, ownership of the affected shares of restricted stock granted to employees is conditional upon continuous employment with the Company. During the restricted period, holders of restricted stock have full voting rights with respect to their shares of restricted stock, even though the restricted stock remains subject to transfer restrictions and generally is subject to forfeiture upon termination of employment. If an officer or director terminates service before the restrictions lapse, the restricted stock may be repurchased by the Company from the individual and any compensation expense previously recognized would be reversed, thereby reducing the amount of stock-based compensation expense during that period.

At September 30, 2005, deferred stock compensation related to restricted stock was $2.2 million and was included in stockholders’ equity. For the three and nine months ended September 30, 2005, the Company recorded stock compensation expense of $0.2 million and $0.4 million, respectively, related to the restricted stock. No material compensation expense was recorded during the year ended December 31, 2004.

Note 12.   Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, FASB revised Statement No. 123 (“FAS 123R”), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee and director stock options and similar awards. The accounting provisions of FAS 123R will be effective for the Company in the first fiscal quarter of 2006. Under FAS 123R, the Company will be required to measure the cost of all employee and/or director share-based payments, including grants of stock options, using a fair-value-based method. The cost of share-based payments will be recognized over the period during which an employee and director is required to provide service in exchange for the award. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. FAS 123R permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on the requirements for FAS 123 for all unvested awards granted prior to the effective date of FAS 123R. Under the modified retrospective method, the requirements are the same as under the modified prospective method, but also permit companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with FAS 123. The Company has not yet determined which method or model it will use to measure the fair value of employee and director stock options under FAS 123R.

As permitted by FAS 123 and described in Note 3 above, the Company currently accounts for share-based payments to employees and directors using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee and director stock options. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on its result of operations, although it will have no impact on its overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. See “Stock Compensation” in Note 3 to our condensed consolidated financial statements above for the pro forma net earnings and net (loss) per share amounts for the three and nine months ended September 30, 2005 and 2004 as if the Company had used a fair-value-based method similar to the methods required under FAS 123R to measure compensation expense for employee and director stock incentive awards.

Note 13.   Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented 22% and 28% of net sales for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, balances due from foreign customers were $6.4 million and $8.0 million, respectively.

The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Nine months
	ended
	September 30,
	2005	2004
Customer:
A	23%	16%
B	16%	15%
C	13%	11%
D	11%	7%
E	8%	11%

As of September 30, 2005, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $8.6 million while at December 31, 2004, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $9.6 million.

The following presents long-lived assets as of September 30, 2005 and December 31, 2004 and net sales for the nine months ended September 30, 2005 and 2004 by geographic territory (in thousands):

			Net sales
			nine months
	Long-Lived assets		ended
	September 30,	December 31,	September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
United States operations:
Domestic	$18,799	$20,174	$42,584	$32,109
Foreign	—	—	12,034	11,821
Foreign operations	—	7	—	539
Total	$18,799	$20,181	$54,618	$44,469

Note 14.   Acquisition

In September 2005, the Company entered into an Asset Purchase and License Agreement (the “Agreement”) with Alfa Scientific Designs, Inc. (“Alfa”), in which the Company acquired an immunochemical fecal occult blood test (iFOBT) product and obtained a license for certain intellectual property relating to the iFOBT product. Under the terms of the Agreement, the Company made an initial cash payment of $2.5 million upon closing, while $1.5 million is expected to be paid in January 2006 after the initial product launch, with the remaining $1.0 million to be paid in or about September 2006 upon transfer of complete product manufacturability. In the transition to complete manufacturability by the Company, Alfa will supply iFOBT product components to the Company. Upon the terms and conditions of the Agreement, the Company has agreed to purchase approximately $2.9 million of product components from Alfa.

As of September 30, 2005, the Company recorded $5.0 million as an intangible asset in the accompanying balance sheet, while the remaining portion to be paid of $2.5 million has been recorded in other accrued liabilities in the accompanying balance sheet. The intangible asset will be amortized over a period of five years, commencing upon the product launch, which is expected to occur in November 2005.

Note 15.   Commitments and Contingencies

Legal

On February 20, 2004, the Company filed a lawsuit against Inverness Medical Innovations, Inc. (“IMA”), Applied Biotech, Inc. (“ABI”), Inverness Medical Switzerland GmbH (“IMA Switzerland”) and Armkel LLC (“Armkel”), currently known as Church & Dwight, related to intellectual property in the fundamental, lateral-flow technology arena. The suit was filed in the U.S. District Court, Southern District of California (the “Court”), alleged infringement of the Company’s U.S. Patent No. 4,943,522 (the “522 patent”), and sought declaratory relief relating to nine IMA-owned patents. On March 9, 2004, IMA and ABI filed an answer and counterclaim in response, denied the allegations of infringement, and asserted that the Company’s 522 patent is invalid and unenforceable. In their counterclaim, IMA and ABI alleged infringement by the Company of patents named in the Company’s request for declaratory relief and sought damages and preliminary and permanent injunctions against the Company’s manufacture, sale and marketing of its lateral flow products. Armkel (now Church & Dwight) also filed a counterclaim against the Company, asserting that the Company had infringed three patents owned by Armkel pertaining to products in the over-the-counter market and seeking damages and preliminary and permanent injunctive relief. Additionally, IMA, ABI and Wampole Laboratories, LLC (“Wampole”) filed a separate patent infringement complaint against the Company alleging infringement of a certain lateral flow patent and seeking damages and injunctive relief. In response, the Company added three more patents to its request for declaratory relief.

Earlier, on or about February 4, 2004, Inverness Switzerland filed a lawsuit against the Company, its German affiliate, Quidel Deutschland GmbH, and its distributor, Progen Biotechnik GmbH, alleging that certain products that the Company and the other parties sell, or sold, in Germany infringed two IMA-owned European patents. The suit was filed in District Court in Düsseldorf, Germany. In addition to damages, the suit sought injunctive relief against the Company’s manufacturing, selling, marketing and importing of various lateral flow products. On April 23, 2004, the Company joined an ongoing opposition proceeding in the European Patent Office in Germany challenging the validity of one of the IMA-owned patents asserted against the Company in the Düsseldorf lawsuit. On September 22, 2004, the Company filed a nullity action in the Federal Patent Court in Munich, Germany requesting a declaration of invalidity of the second IMA-owned patent asserted in the Düsseldorf lawsuit. On September 16, 2004, the Company filed a lawsuit for patent infringement, in the District Court of Mannheim, Germany, against Unipath Diagnostics, GmbH (“Unipath”), an affiliate of IMA, seeking damages and injunctive relief related to its lateral flow products.

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

The Company’s declaratory relief action against Church & Dwight has not been settled, nor has Church & Dwight’s claim for patent infringement, which seeks damages against the Company for over-the-counter sales and preliminary and permanent injunctions in the over-the-counter market.

There is not a specific amount or range sought in damages in the Church & Dwight lawsuit discussed above. Given the early stage of the action, the Company cannot predict the ultimate outcome of this matter at this time. As a result, in accordance with SFAS No. 5 “Accounting for Contingencies,” the Company has disclosed the existence of this lawsuit; however, no accrual for potential losses, if any, has been recorded.

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

The terms of such obligations vary. A maximum obligation arising out of these types of agreements is often not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations in the accompanying balance sheets as of September 30, 2005 and December 31, 2004.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.

Future Uncertainties

This report contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those currently expected. As such, no forward-looking statement can be guaranteed and readers are cautioned not to place undue reliance on forward-looking statements. Differences in actual results and performance may arise as a result of a number of factors, including, without limitation, intellectual property, product liability, environmental and other litigation, required patent license fee payments not currently reflected in our costs, seasonality, the length and severity of cold and flu seasons, uncertainty surrounding the detection of H5N1 in human specimens, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration (the “FDA”), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “believe,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the Securities and Exchange Commission (the “SEC”) from time to time should be carefully considered. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. We undertake no obligation to publicly release the results of any revision of these forward-looking statements.

Overview

We enjoy a leadership position in the development, manufacturing and marketing of rapid diagnostic solutions at the point of care (“POC”) in infectious diseases and reproductive health. We focus on POC testing solutions specifically developed for the physician office lab and acute care markets globally. We primarily earn revenue from product sales to professionals for use in physician offices, hospitals, clinical laboratories and wellness screening centers. We market our products in the U.S. through a network of national and regional distributors, supported by a direct sales force. Internationally, we sell and market primarily in Japan and Europe by channeling products through distributor organizations and sales agents.

We derive a significant portion of our net sales from three product lines. For the nine months ended September 30, 2005 and 2004, we derived approximately 78% and 71%, respectively, of our net sales from sales of our influenza, Group A strep and pregnancy tests. In the U.S., we lead the professional market in these three product categories with an estimated 64%, 49% and 45% market share in influenza, pregnancy and Group A strep products, respectively, as of June 30, 2005. Additionally, we derive a significant portion of our net sales from a relatively small number of distributors. Approximately 71% and 60% of our net sales for the nine months ended September 30, 2005 and 2004, respectively, were derived from sales through our five largest distributors in each of those periods.

Our product sales increased to $54.6 million for the nine months ended September 30, 2005 from $44.5 million for the nine months ended September 30, 2004. This was largely driven by increased domestic sales of our influenza, Group A strep and pregnancy tests as we focused our efforts to strengthen market and brand leadership in infectious disease and reproductive health by delivering economic and clinical proof through our efforts with our Quidel Value Build™ (QVB) program. As a result of the shortened flu season in Japan in 2003/2004, significant quantities of our influenza test previously remained in our Japanese distributor’s distribution channel, which had an adverse and material impact on sales of our influenza products to our Japanese distributor for the nine months ended September 30, 2004. Based on current estimates of quantities of our influenza test in our Japanese distributor’s distribution channel as well as the expected shipment of $8.6 million in pending influenza orders during the fourth quarter of 2005, we do not believe sales of our influenza tests during the 2005/2006 influenza season will be adversely impacted by current inventory levels.

Recent Developments

During the three months ended September 30, 2005, we acquired an immunoassay product from Alfa Scientific Designs, Inc. (“Alfa”) This FDA-cleared and CLIA-waived test will be marketed to healthcare professionals as the QuickVue® iFOB test. We believe the immunochemical fecal occult blood test category represents a large market opportunity for us, as over 50 million fecal occult blood tests are sold annually through medical/surgical distributors in the U.S. alone. In addition, current Medicare reimbursement rates awarded immunochemical fecal occult blood tests, as compared to the current Guaiac based fecal occult blood tests, are significantly higher since iFOB tests have no dietary or medicinal restrictions and exhibit higher clinical sensitivity. We anticipate launching the QuickVue® iFOB test in November 2005.

In addition, on October 21, 2005, we announced the results of a clinical study conducted to further validate the performance of our QuickVue® Influenza A+B test. The study was completed in Australia during that continent’s flu season from July through September 2005 and showed 96% sensitivity (true positive identification) and 97% specificity (true negative identification) in detecting type A influenza. The protocol of the clinical study was approved in advance by Australia’s National Research and Evaluation Ethics Committee and was conducted at general practitioner offices across New South Wales.

Outlook

For the remainder of the fiscal year, we anticipate overall revenue growth in our core product lines. We believe gross margins will be positively affected by increased sales volumes, a more favorable product and geographical mix and increases in average selling prices. We expect continued growth in revenues and market share in our core product lines through our focused efforts on QVB, as well as an expanded portfolio of product offerings. We expect research and development expense to continue to increase as we expand our capabilities to accelerate innovation and ramp up research and development of acquired and new technologies.

However, our sales expectations for future periods are based on estimated end-user demand for our products, and sales to our distribution partners would fall short of expectations if distributor inventories increase because of less than estimated end-user consumption. You should also refer to the Risk Factors section included in this Form 10-Q for further discussion of risks related to our business.

Results of Operations

Net Sales

Net sales increased 58% to $19.7 million for the three months ended September 30, 2005 from $12.5 million for the three months ended September 30, 2004 and increased 23% to $54.6 million for the nine months ended September 30, 2005 from $44.5 million for the nine months ended September 30, 2004. The increase for the three months ended September 30, 2005 was largely driven by an increase in sales of our influenza, pregnancy, and Group A strep products of $4.1 million, $1.1 million and $1.4 million, respectively. The increase for the nine months ended September 30, 2005 was largely driven by an increase in sales of our influenza, pregnancy and Group A strep products of $6.4 million, $2.5 million, and $2.2 million, respectively. The overall increases were partially offset by declines in our international markets for our pregnancy and Group A strep products. These three product lines accounted for 78% of our net sales for the nine months ended September 30, 2005 compared to 71% for the nine months ended September 30, 2004.

The increase in sales of our influenza products was primarily due to the domestic launch of our new influenza A+B product, timing of the 2004/2005 domestic influenza season and increased sales into our Japanese market during the three months ended September 30, 2005. For the three and nine months ended September 30, 2004, we did not record significant sales of our influenza products in Japan due to a weak flu season, which ended abruptly in the early part of the first quarter of 2004. This resulted in significant quantities of our influenza A/B products existing in our Japanese distribution channel at September 30, 2004. In addition, we began shipping our new influenza A+B product in Japan late in the fourth quarter of 2004, which resulted in significant quantities of both our influenza A/B and new A+B tests existing in our Japanese distributor’s distribution channel as of December 31, 2004. As a result, we had no sales of our influenza products in the Japanese market for the six months ended June 30, 2005. Based on recent information provided by our Japanese distributor, the significant quantities of our influenza products previously existing in our Japanese distribution channel have been significantly reduced. Accordingly, we expect to record significant sales of our influenza A+B test in Japan during the fourth quarter of 2005. As of June 30, 2005, our influenza products have an estimated 17% market share in Japan and 64% market share in the U.S., where we are the market leader.

The increase in sales of our pregnancy products for the nine months ended September 30, 2005 was primarily related to increased domestic sales, partially offset by decreased international revenues related to the elimination of lower margin sales in underdeveloped markets as part of the realignment of our global distribution network. As of June 30, 2005, our U.S. professional market share is an estimated 49% for our pregnancy products, and we are the market leader.

We believe the increase in our Group A strep product sales for the nine months ended September 30, 2005 was primarily due to a drop off in orders for Group A strep test products for the nine months ended September 30, 2004 as a result of U.S. distributor confusion or concern created by the then ongoing intellectual property litigation with Inverness Medical Innovations Inc. (“IMA”) initiated during that period. See Part II, Item 1, “Legal Proceedings” for a discussion of the settlement reached in connection with this litigation. Additionally, during the quarter ended March 31, 2005, we implemented a price increase in our Group A strep products, and as of June 30, 2005, we maintain a market leadership position of an estimated 45% in the U.S.

Research Contracts, License Fees and Royalty Income

Research contracts, license fees and royalty income decreased to $0.3 million for the three months ended September 30, 2005 from $1.1 million for the three months ended September 30, 2004 and increased to $2.9 million for the nine months ended September 30, 2005 from $2.3 million for the nine months ended September 30, 2004. During 2004, we entered into a joint development agreement with another company. In connection with this agreement, we received certain upfront non-refundable fees, which had been recorded as deferred revenue and included in other accrued liabilities in our balance sheet. For the three months ended September 30, 2004, a portion of the upfront fees were recognized as contract revenue ratably over the expected period of development, while other amounts were recognized as contract revenue as certain milestones were completed. During the second quarter of 2005, the joint development agreement was terminated and the remaining deferred revenue balance of $0.9 million was recognized as contract revenue. There was no additional activity during the three months ended September 30, 2005. The balance of this revenue for the three and nine months ended September 30, 2005 and 2004 primarily relates to royalty payments received on a patented technology of ours utilized by a third party. The agreement covering these royalty payments extends through November 2009, the expiration date of the patent.

Cost of Sales and Gross Profit from Net Sales

Gross profit from net sales increased to $10.4 million for the three months ended September 30, 2005 from $5.8 million for the three months ended September 30, 2004 and increased to $30.3 million for the nine months ended September 30, 2005 from $22.1 million for the nine months ended September 30, 2004. Gross profit from net sales as a percentage of net sales increased to 53% for the three months ended September 30, 2005 from 46% for the three months ended September 30, 2004 and increased to 56% for the nine months ended September 30, 2005 from 50% for the nine months ended September 30, 2004. The increase for both the three and nine months ended September 30, 2005 was primarily due to increased sales volume, a more favorable mix related to our influenza products during the first and third quarters of 2005, and a decrease in royalties for, or in connection with, a patent which expired in 2004 relating to one of the licensing agreements we had with a third party as well as termination of certain other royalty obligations on our influenza product. This increase in gross profit was partially offset by an 8.5% royalty we began paying on the majority of our products during the second quarter of 2005 related to the patent litigation settlement with IMA as discussed below, and elsewhere in this report.

The license agreement which expired in 2004 required us to pay royalties ranging from 5% to 6% on domestic sales of our influenza, Group A strep, pregnancy, H-Pylori, mononucleosis, chlamydia and veterinary products. As a result, our royalty expense was favorably impacted by $0.3 million and $1.4 million for the three and nine months ended September 30, 2005, respectively. Royalty expense related to this licensing agreement for the three and nine months ended September 30, 2004 was $0.6 million and $2.0 million, respectively. Additionally, during the first quarter of 2005, we fulfilled the terms of an agreement with another party related to the development of our influenza product. As a result, we will no longer be required to pay to this party a 6% royalty on sales of our influenza products. Our influenza products sales accounted for 27% and 19% of our net sales for the nine months ended September 30, 2005 and 2004, respectively.

In connection with the patent litigation settlement entered into during the second quarter of 2005, we are required, as of May 2005, to pay an 8.5% royalty on net sales of our current influenza, Group A strep, pregnancy, H-Pylori, mononucleosis, chlamydia and veterinary products. These product sales accounted for 89% and 85% of our net sales for the nine months ended September 30, 2005 and 2004, respectively, and will continue to represent a majority of our revenues for the foreseeable future.

Research and Development Expense

Research and development expense increased to $3.0 million for the three months ended September 30, 2005 from $2.6 million for the three months ended September 30, 2004 and increased to $9.3 million for the nine months ended September 30, 2005 from $8.0 million for the nine months ended September 30, 2004. Research and development expense as a percent of net sales decreased to 15% of net sales for the three months ended September 30, 2005 from 21% of net sales for the three months ended September 30 2004 and decreased to 17% of net sales for the nine months ended September 30, 2005 from 18% of net sales for the nine months ended September 30, 2004. The absolute dollar increase for both the three and nine months ended September 30, 2005 is primarily attributable to personnel related costs, laboratory supplies and facility utilization related to increased spending for the development of products on our Layered Thin Film™ (LTF) technology platform, as well as increases related to clinical trials. The increase was partially offset by a reduction of patent related expenses during 2005.

Sales and Marketing Expense

Sales and marketing expense increased slightly to $3.6 million for the three months ended September 30, 2005 from $3.5 million for the three months ended September 30, 2004 and increased to $11.8 million for the nine months ended September 30, 2005 from $10.0 million for the nine months ended September 30, 2004. Sales and marketing expense as a percentage of net sales decreased to 18% of net sales for the three months ended September 30, 2005 from 28% of net sales for the three months ended September 30, 2004 and decreased to 22% of net sales for the nine months ended September 30, 2005 from 23% of net sales for the nine months ended September 30, 2004. The absolute dollar increase for both the three and nine months ended September 30, 2005 relates primarily to increased personnel related costs, market research, promotion, public relations and advertising fees to support our focused efforts on our QVB program and reinforcing relationships with key distributors.

General and Administrative Expense

General and administrative expense decreased to $2.5 million for the three months ended September 30, 2005 from $5.1 million for the three months ended September 30, 2004 and decreased to $9.6 million for the nine months ended September 30, 2005 from $11.7 million for the nine months ended September 30, 2004. General and administrative expense as a percentage of net sales decreased to 13% of net sales for the three months ended September 30, 2005 from 40% of net sales for the three months ended September 30, 2004 and decreased to 18% for the nine months ended September 30, 2005 from 26% for the nine months ended September 30, 2004. The absolute dollar decrease for both the three and nine months ended September 30, 2005 was primarily due to decreased legal fees associated with our intellectual property litigation, as well as a decrease for the three months ended September 30, 2005 due to higher outside professional fees during the three months ended September 30, 2004, primarily associated with the assessment of our internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The decreases were partially offset by an increase in personnel related costs for the nine months ended September 30, 2005.

Patent Litigation Settlement

During the second quarter of 2005, we entered into an agreement to settle certain patent litigation as discussed in Part II, Item 1, “Legal Proceedings” and elsewhere in this report. In conjunction with the settlement, we recorded a charge of $17.0 million in the first quarter of 2005, which amount was paid in April 2005. For additional information regarding our patent litigation settlement, see also Note 15 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Amortization of Intangibles

On January 1, 2002, we adopted SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142, which eliminated the amortization of goodwill. SFAS No. 142 requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill in December 2004, and determined there were no impairment indicators as of September 30, 2005. A significant decline in our projected revenue, earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, loss of legal ownership or title to an asset, and any significant change in our strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results. Our other intangible assets, which are being amortized over a period of three to 12 years, include purchased technology, license agreements, patents, trademarks and a favorable lease.

Amortization expense was $0.3 million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively, and $0.9 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Interest and Other Expense

Interest and other expense was $0.2 million for both the three months ended September 30, 2005 and 2004, and $0.6 million for both the nine months ended September 30, 2005 and 2004. This expense relates primarily to interest paid on obligations under capital leases which are primarily related to our San Diego facility, partially offset by interest earned of $0.2 million and $0.1 million on our cash and cash equivalent balances for the three months ended September 30, 2005 and 2004, respectively, and $0.5 million and $0.3 million on our cash and cash equivalent balances for the nine months ended September 30, 2005 and 2004, respectively.

Income Taxes

Income tax expense was $0.5 million for the three months ended September 30, 2005 as compared to a tax benefit of $1.2 million for the three months ended September 30, 2004. Income tax expense for the nine months ended September 30, 2005 was $2.7 million. The tax expense for the nine months ended September 30, 2005 was largely due to a partial valuation allowance we established at March 31, 2005 totaling $3.0 million for a portion of our deferred tax assets. This was primarily as a result of our patent litigation settlement of $17.0 million recorded during the first quarter of 2005 and the expected effect of future royalty payments under the settlement agreement. Due to the impact of this settlement, we reassessed the realizability of our deferred tax assets, which have been recognized primarily based on projected earnings. As a result of revisions to our estimates of projected earnings, related primarily to the effect of the $17.0 million settlement payment and future royalty payments, partially offset by a projected reduction in future litigation expenses, we concluded that we could not support the recognition of the same level of deferred tax assets that we had reported on our balance sheet as of December 31, 2004 as compared to a tax benefit of $2.2 million for the nine months ended September 30, 2004.

Loss from discontinued operations, net of taxes

As of September 30, 2005, our urinalysis and ultrasonometer businesses were reported as discontinued operations under SFAS No. 144. We discontinued all operations of our ultrasonometer business during the fourth quarter of 2004. During the second quarter of 2005, we sold certain assets of our urinalysis business for $0.5 million. Accordingly, the operations of both businesses have been classified as discontinued operations in the statements of operations for all periods presented until the related assets and liabilities were disposed of in the second quarter of 2005. The loss from discontinued operations, net of taxes, was $0.1 million for both the three months ended September 30, 2005 and 2004, and $0.8 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2004 have been restated to reflect the results of operations of both businesses as discontinued operations.

Liquidity and Capital Resources

As of September 30, 2005, our principal source of liquidity consisted of $24.3 million in cash and cash equivalents. Our working capital as of September 30, 2005 was $34.3 million.

Our loss from continuing operations used cash of $8.2 million for the nine months ended September 30, 2005. We had a loss from continuing operations of $18.1 million, including $3.9 million of depreciation and amortization of intangible assets, as well as a payment of $17.0 million related to our patent litigation settlement. Other changes in operating assets and liabilities included a decrease in accounts receivable of $2.0 million due to our decrease in net sales as compared to the fourth quarter of 2004, a decrease in accounts payable of $0.4 million, and an increase in other current liabilities of $1.2 million primarily related to a decrease in deferred revenues recognized as income during the period.

Our loss from continuing operations provided cash of $3.7 million for the nine months ended September 30, 2004. We had a loss from continuing operations of $4.4 million, including $4.2 million of depreciation and amortization of intangible assets. Other changes in operating assets and liabilities included a decrease in accounts receivable of $15.4 million due to our decrease in net sales, an increase in inventory of $3.3 million due to an early and abrupt end to the domestic and international influenza season, decreases in accounts payable of $0.6 million and accrued royalties of $2.6 million, and a decrease in other current liabilities of $2.2 million primarily relating to lower volume discounts as a result of lower net sales and bonuses earned during 2003.

Our investing activities used $7.2 million and $3.9 million of cash during the nine months ended September 30, 2005 and 2004, respectively. This amount included $1.4 million and $3.8 million for the acquisition of manufacturing equipment for our LTF products and other assets related to information technology for the nine months ended September 30, 2005 and 2004, respectively. Also, for both the three and nine months ended September 30, 2005, we recorded $5.6 million related to the acquisition of certain intangible assets, primarily the assets of our new QuickVue iFOB test.

We have approximately $2.9 million of firm purchase commitments with respect to the acquisition of the iFOB test as of the date of filing this report. These commitments largely relate to inventory component purchases from Alfa. We are planning $1.9 million in capital expenditures for the remainder of 2005. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement building improvements, and for information technology. We plan to fund these capital expenditures with cash flow from operations. We do not have any firm purchase commitments with respect to such planned expenditures as of the date of filing this report.

Our financing activities provided $3.5 million and $5.2 million of cash during the nine months ended September 30, 2005 and 2004, respectively. For both periods, the majority of proceeds resulted from the issuance of common stock upon exercise of options granted under our equity incentive plans and sales under our employee stock purchase plan, offset to a lesser extent in both periods for payments on obligations under our capital leases related to our building in San Diego.

We currently have a $30.0 million credit facility (the “Senior Secured Credit Facility”), which has a three and a half year term, maturing on June 30, 2008. The Senior Secured Credit Facility is secured by all of our assets and bears interest at a rate ranging from 0% to 1% plus the lender’s prime rate or, at our option, a rate ranging from 1.0% to 2.0% plus the London InterBank Offering Rate. The agreement governing our Senior Secured Credit Facility also contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The terms of the Senior Secured Credit Facility require us to comply with certain financial covenants, including: a minimum net worth, a maximum ratio of debt drawn under the Senior Secured Credit Facility to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a fixed charge coverage ratio, and minimum EBITDA. As of September 30, 2005, we have $30.0 million of availability under the Senior Secured Credit Facility and we were in compliance with all covenants.

We also intend to continue evaluation of acquisition and technology licensing candidates. As such, we may need to incur additional debt, or sell additional equity, to successfully complete these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition, technological developments and the time and expenditures required to obtain governmental approval of our products. Based on our current cash position and our current assessment of future operating results, we believe that our existing sources of liquidity will be adequate to meet operating needs during the next 12 months and the foreseeable future.

Off-Balance Sheet Arrangements

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

We record revenues from product sales. These revenues are recorded net of rebates and other discounts which are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue from product sales is recorded upon passage of title and risk of loss to the customer. Passage of title to the product and recognition of revenue occur upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. We also earn income from the licensing of technology and have previously earned income from performing services under a joint development agreement. Royalty income from the grant of license rights is recorded during the period the cash is received from the licensee. Milestone payments are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Income earned from licensing activities is classified under revenues as license fees in the accompanying consolidated statements of operations.

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

For indefinite-lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. We completed our annual evaluation for impairment of goodwill in December 2004 and determined there were no impairment indicators for the nine months ended September 30, 2005.

During the three months ended March 31, 2005, we recorded a patent litigation settlement charge of $17 million and, under the terms of the settlement agreement, we are required to pay royalties on certain product sales. Due to the impact of this settlement, we reassessed the realizability of our deferred tax assets, which have been recognized primarily based on projected earnings. As a result of revisions to our estimates of projected earnings, related primarily to the effect of the $17.0 million settlement payment and ongoing royalty payments, partially offset by a projected reduction in future litigation expenses, we concluded that we could not support the recognition of the same level of deferred tax assets that we had reported on our balance sheet as of December 31, 2004. Based primarily on these changes, we recorded an income tax expense of $3.0 million during the three months ended March 31, 2005. The expense resulted from an estimated reduction in the utilization of deferred tax assets. Although realization is not assured, we have concluded that it is more likely than not that the remaining portion of deferred tax assets at September 30, 2005 for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily our projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

We will continue to assess the assumptions used to determine the valuation allowance. Should we determine that we would not be able to realize all or part of our other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period such determination is made. Conversely, if based on estimates of future earnings, we determined that all or a portion of the valuation allowance is no longer warranted, a reduction in the valuation would result in a corresponding credit to additional paid-in capital, goodwill, and/or income tax expense in the period such determination is made.

RISK FACTORS

Risks Related to Our Business

Our operating results may fluctuate adversely as a result of many factors that are outside our control.

Fluctuations in our operating results, for any reason, could cause our growth or operating results to fall below the expectations of investors and securities analysts. For the nine months ended September 30, 2005, net sales increased 23% to $54.6 million from $44.5 million for the nine months ended September 30, 2004. For further discussion of this increase, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for “Net Sales” included in this report.

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

•  recent media attention focused on a potential influenza pandemic and the related potential impact on humans from avian flu, as well as the uncertainty surrounding the detection of H5N1 in human specimens;

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

On February 20, 2004, we filed a lawsuit against Inverness Medical Innovations, Inc. (“IMA”), Applied Biotech, Inc. (“ABI”), Inverness Medical Switzerland GmbH (“IMA Switzerland”) and Armkel LLC (“Armkel”), currently known as Church & Dwight, related to intellectual property in the fundamental, lateral-flow technology arena. The suit was filed in the U.S. District Court, Southern District of California (the “Court”), alleged infringement of our U.S. Patent No. 4,343,522 (the “522 patent”), and sought declaratory relief relating to nine IMA owned patents. On March 9, 2004, IMA and ABI filed an answer and counterclaim in response, denied the allegations of infringement, and asserted that our 522 patent is invalid and unenforceable. In their counterclaim, IMA and ABI alleged infringement by us of patents named in our request for declaratory relief and sought damages and preliminary and permanent injunctions against our manufacture, sale and marketing of our lateral flow products. Armkel (now Church & Dwight) also filed a counterclaim against us asserting that we had infringed three patents owned by Armkel pertaining to products in the over-the-counter market and seeking damages and preliminary and permanent injuctive relief. Additionally, IMA, ABI and Wampole Laboratories, LLC (“Wampole”) filed a separate patent infringement complaint against us alleging infringement of a certain lateral flow patent and seeking damages and injunctive relief. In response, we added three more patents to our request for declaratory relief.

Earlier, on or about February 4, 2004, IMA Switzerland filed a lawsuit against us, our German affiliate, Quidel Deutschland GmbH, and its distributor, Progen Biotechnik GmbH, alleging that certain products that we and the other parties sell, or sold, in Germany infringed two IMA-owned European patents. The suit was filed in District Court in Düsseldorf, Germany. In addition to damages, the suit sought injunctive relief against us manufacturing, selling, marketing and importing of various lateral flow products. On April 23, 2004, we joined an ongoing opposition proceeding in the European Patent Office in Germany challenging the validity of one of the IMA-owned patents asserted against us in the Düsseldorf lawsuit. On September 22, 2004, we filed a nullity action in the Federal Patent Court in Munich, Germany requesting a declaration of invalidity of the second IMA-owned patent asserted in the Düsseldorf lawsuit. On September 16, 2004, we filed a lawsuit for patent infringement, in the District Court of Mannheim, Germany, against Unipath Diagnostics, GmbH (“Unipath”), an affiliate of IMA, seeking damages and injunctive relief related to its lateral flow products.

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

Our declaratory relief action against Church & Dwight has not been settled, nor has Church & Dwight’s claim for patent infringement, which seeks damages against us for over-the-counter sales and preliminary and permanent injunctions in the over-the-counter market.

There is not a specific amount or range sought in damages in the Church & Dwight lawsuit discussed above. Given the early stage of the action, we cannot predict the ultimate outcome of this matter at this time. As a result, in accordance with SFAS No. 5 “Accounting for Contingencies,” we have disclosed the existence of this lawsuit; however, no accrual for potential losses, if any, has been recorded.

We are also involved in other litigation matters from time to time in the ordinary course of business. Management believes that any and all such other actions, in the aggregate, will not have a material adverse effect on us.

Additionally, as separate matters, two other industry participants sent us corresepondence requesting that we obtain a license to patents for which they have enforcement rights. We are continuing to assess the relevant intellectual property in light of our own business strategies and the costs and risks associated with defending our position. In this regard, we continue to evaluate the license requests, which may result in our payment of royalties under royalty-bearing licenses in a future period. Such royalty payments could result in a material increase in our product costs and have a material adverse effect on our profits. Further, no assurance can be given that we would be able to obtain any license to third-party intellectual property under commercially reasonable terms, if at all.

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

Our ability to obtain patents and licenses, and their benefits, is uncertain. We have issued patents both in the U.S. and internationally, with expiration dates ranging from the present through 2021. Additionally, we have patent applications pending throughout the world. These pending patent applications may not result in the issuance of any patents, or if issued, may not have priority over others’ applications or may not offer protection against competitors with similar technology. Moreover, any patents issued to us may be challenged, invalidated or circumvented in the future. In addition to the U.S., we have patents issued in various other countries including, for example, Australia, Canada, Japan and various European countries, including, France, Germany, Italy, Spain and the United Kingdom. Third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We also license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use and might not be able to enforce the license restrictions in a cost-effective manner. Also, we may not be able to obtain licenses for technology patented by others and required to produce our products on commercially reasonable terms.

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

•       strengthen market and brand leadership in infectious disease and reproductive health by delivering economic and clinical proof through our focused efforts with QVB;

•       drive growth by establishing dedicated distributor partnerships;

•       drive profit through further refinement of industry leading manufacturing efficiencies;

•       identify and commercialize new markers, products and collaborations in oncology and bone health through our Specialty Products Group (SPG);

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

Although we have distributor relationships with approximately 80 distributors, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 71% and 60% of our net sales for the nine months ended September 30, 2005 and 2004, respectively. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives were timely found or lost sales to one distributor are absorbed by another distributor. Finding a suitable alternative may pose challenges in our industry’s competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If net sales to these or any of our other significant distributors were to decrease in any material amount in the future, our business, operating results and financial condition could be materially and adversely affected.

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

A large part of our business is based on the sale of rapid POC diagnostic tests that physicians and other healthcare providers can administer in their own facilities without sending samples to laboratories. Clinical reference laboratories and hospital-based laboratories are significant competitors for our products and provide a majority of the diagnostic tests used by physicians and other healthcare providers. Our future sales depend on, among other matters, capture of sales from these laboratories by achieving market acceptance of POC testing from physicians and other healthcare providers. If we do not capture sales at the levels we have budgeted for, our net sales will not grow as much as we hope and the costs we have incurred will be disproportionate to our sales levels. We expect that clinical reference and hospital-based laboratories will continue to compete vigorously against our POC diagnostic products in order to maintain and expand their existing dominance of the overall diagnostic testing market. Moreover, even if we can demonstrate that our products are more cost-effective or save time, physicians and other healthcare providers may resist changing to POC tests. Our failure to achieve market acceptance from physicians and healthcare providers with respect to the use of our POC diagnostic products would have a negative effect on our future sales growth.

Intense competition with other manufacturers of POC diagnostic products may reduce our sales.

In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. As of June 30, 2005, our estimated U.S. professional market share for our key POC products was 64% in influenza, 49% for pregnancy and 45% for Group A Strep tests. There are, however, a large number of multinational and regional competitors making investments in competing technologies and products, including several large pharmaceutical and diversified healthcare companies. These competitors include Beckman Coulter Primary Care Diagnostics, Becton, Dickinson and Company, Genzyme Diagnostics Corporation and Inverness Medical Innovations, Inc. We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors’ products are more effective than ours, or acquire market share from our products through more effective marketing or competitive pricing, our net sales could be adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

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

In addition to FDA and other regulations described previously, numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances impact our business operations. If these laws change or laws regulating any of our businesses are added, the costs of compliance with these laws could substantially increase our costs. Compliance with any future modifications of these laws or laws regulating the manufacture and marketing of our products could result in substantial costs and loss of sales or customers. Because of the number and extent of the laws and regulations affecting our industry, and the number of governmental agencies whose actions could affect our operations, it is impossible to reliably predict the full nature and impact of future legislation or regulatory developments relating to our industry. To the extent the costs and procedures associated with meeting new requirements are substantial, our business and results of operations could be adversely affected.

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

If we experience unexpected increases in the demand for our products, we may be required to expend additional capital resources to meet these demands. These capital resources could involve the cost of new machinery or even the cost of new manufacturing facilities. This would increase our capital costs, which could adversely affect our earnings and cash resources. If we are unable to develop necessary manufacturing capabilities in a timely manner, our net sales could be adversely affected. Failure to cost-effectively increase production volumes, if required, or lower than anticipated yields or production problems encountered as a result of changes that we may make in our manufacturing processes to meet increased demand, could result in shipment delays as well as increased manufacturing costs, which could also have a material adverse effect on our net sales and profitability.

Unexpected increases in demand for our products could also require us to obtain additional raw materials in order to manufacture products to meet the demand. Some raw materials require significant ordering lead time and some are currently obtained from a sole supplier or a limited group of suppliers. We have long-term supply agreements with many of these suppliers, but these long-term agreements involve risks for us, such as our potential inability to obtain an adequate supply of raw materials and components and our reduced control over pricing, quality and timely delivery. It is also possible that one or more of these suppliers may become unwilling or unable to deliver materials to us. Any shortfall in our supply of raw materials and components, and our inability to obtain alternative sources for this supply, could have a material adverse effect on our net sales or cost of sales.

Our inability to meet customer demand for our products, whether as a result of manufacturing problems or supply shortfalls, could harm our customer relationships and impair our reputation within the industry. This, in turn, could have a material adverse effect on our business and prospects.

If one or more of our products proves to be defective, we could be subject to claims of liability that could adversely affect our business.

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

We are exposed to business risk which, if not covered by insurance, could have an adverse effect on our profits.

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

Our business could be negatively affected by the loss of key personnel, our inability to hire qualified personnel or timely recruit qualified individuals to serve on our Board of Directors.

Our future success depends in part on our ability to retain our key technical, sales, marketing and executive personnel and our ability to identify and hire additional qualified personnel. Competition for these personnel is intense, both in the industry in which we operate and also in San Diego and Santa Clara where our headquarters and the majority of our operations are located. Further, we expect to grow our operations, and our needs for additional management and other key personnel are expected to increase. If we are not able to retain existing key personnel, or identify and hire additional qualified personnel to meet expected growth, our business could be adversely impacted.

In addition, we recently announced that two directors have provided the Company with notice that they plan to retire immediately prior to the Company’s 2006 annual meeting of stockholders. If we are unable to timely recruit qualified individuals to serve on our Board of Directors, in light of the available prospects and the current needs of the Board, our business could be adversely impacted.

We face risks relating to our international sales, including inherent economic, political and regulatory risks, which could increase our costs, cause interuptions in our current business operations and/or stifle our growth opportunities.

Our products are sold internationally, primarily to our customers in Japan and Europe. We currently sell and market our products by channeling products through distributor organizations and sales agents. Sales to foreign customers accounted for 22% and 28% of our net sales for the nine months ended September 30, 2005 and 2004, respectively. International sales are subject to inherent economic, political and regulatory risks, which could increase our operating costs, result in shipment delays and impede our international growth. These foreign risks include:

•       compliance with new and changing registration requirements, our inability to benefit from registration for our products, inasmuch as registration may be controlled by a distributor and tariffs or other barriers as we continue to expand into new countries and geographic regions;

•       exposure to currency exchange fluctuations, such as the 11% and 10% decrease in value of the Euro and Yen, respectively, against the U.S. dollar for the nine months ended September 30, 2005;

•       longer payment cycles and greater difficulty in accounts receivable collection;

•       reduced protection for, and enforcement of, intellectual property rights;

•       political and economic instability in some of the regions where we currently sell our products or that we may expand into in the future; and

•       potentially adverse tax consequences; and

•       diversion of our products to the U.S. from products sold into international markets at lower prices.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating significant expenses and uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management and the Board of Directors time and attention from revenue-generating activities and operational oversight to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities or others may initiate legal proceedings against us and we may be harmed.

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

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, changes have been approved by the Financial Accounting Standards Board, or FASB, that require that we record compensation expense in our statements of operations for equity compensation instruments, including employee and director stock options, using the fair value method. Although there will be no change in our total cash flows, our reported financial results beginning in the first quarter of 2006 will be negatively and materially impacted by this accounting change. Other potential changes in existing taxation rules related to stock options and other forms of equity compensation could also have a significant negative effect on our reported results.

Risks Related to Our Common Stock

Our stock price has been highly volatile, and an investment in our stock could suffer a significant decline in value.

The market price of our common stock has been highly volatile and has fluctuated substantially in the past. For example, between September 30, 2004 and September 30, 2005, the price of our common stock, as reported on the Nasdaq National Market System, has ranged from a low of $3.45 to a high of $9.73. We expect our common stock to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•       seasonal fluctuations in our sales of Group A strep and influenza tests, which are generally highest in fall and winter, thus resulting in generally lower operating results in the second and third calendar quarters and higher operating results in the first and fourth calendar quarters;

•  recent media attention focused on a potential influenza pandemic and the related potential impact on humans from avian flu, as well as the uncertainty surrounding the detection of H5N1 in human specimens;

•       changes in the level of competition, such as would occur if one of our larger and better financed competitors introduced a new or lower priced product to compete with one of our products;

•       changes in economic conditions in our domestic and international markets, such as economic downturns, reduced consumer demand, inflation and currency fluctuations, particularly as we expand into markets outside Japan and Western Europe where economic conditions may differ from those prevailing at given times among developed nations;

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

Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our common stock. As of September 30, 2005:

•       approximately 33.0 million shares of our common stock had been issued in registered offerings and are freely tradable in the public markets;

•       approximately 3.4 million shares of our common stock were issuable upon exercise of outstanding stock options under our various equity incentive plans and our restricted stock plan at a weighted average exercise price of $4.21 per share; and

•       we had in effect registration statements under the Securities Act of 1933 registering approximately 4.6 million shares of common stock reserved under our equity incentive plans. In addition, there were 213,077 shares reserved under our employee stock purchase plan.

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

We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The future price of our common stock may be adversely impacted because we have not paid and do not anticipate paying dividends.

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

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at September 30, 2005. Based on our market risk sensitive instruments outstanding at September 30, 2005 and 2004, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of September 30, 2005, our cash and cash equivalents were placed in money market and/or overnight funds that are highly liquid and which we believe are not subject to material market fluctuation risk.

ITEM 4.                Controls and Procedures

Evaluation of disclosure controls and procedures.   We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.   There was no change in our internal controls during the quarter ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                Legal Proceedings

On February 20, 2004, we filed a lawsuit against Inverness Medical Innovations, Inc. (“IMA”), Applied Biotech, Inc. (“ABI”), Inverness Medical Switzerland GmbH (“IMA Switzerland”) and Armkel LLC (“Armkel”), currently known as Church & Dwight, related to intellectual property in the fundamental, lateral-flow technology arena. The suit was filed in the U.S. District Court, Southern District of California (the “Court”), alleged infringement of our U.S. Patent No. 4,343,522 (the “522 patent”), and sought declaratory relief relating to nine IMA owned patents. On March 9, 2004, IMA and ABI filed an answer and counterclaim in response, denied the allegations of infringement, and asserted that our 522 patent is invalid and unenforceable. In their counterclaim, IMA and ABI alleged infringement by us of patents named in our request for declaratory relief and sought damages and preliminary and permanent injunctions against our manufacture, sale and marketing of our lateral flow products. Armkel (now Church & Dwight) also filed a counterclaim against us asserting that we had infringed three patents owned by Armkel pertaining to products in the over-the-counter market and seeking damages and preliminary and permanent injuctive relief. Additionally, IMA, ABI and Wampole Laboratories, LLC (“Wampole”) filed a separate patent infringement complaint against us alleging infringement of a certain lateral flow patent and seeking damages and injunctive relief. In response, we added three more patents to our request for declaratory relief.

Earlier, on or about February 4, 2004, IMA Switzerland filed a lawsuit against us, our German affiliate, Quidel Deutschland GmbH, and its distributor, Progen Biotechnik GmbH, alleging that certain products that we and the other parties sell, or sold, in Germany infringed two IMA-owned European patents. The suit was filed in District Court in Düsseldorf, Germany. In addition to damages, the suit sought injunctive relief against us manufacturing, selling, marketing and importing of various lateral flow products. On April 23, 2004, we joined an ongoing opposition proceeding in the European Patent Office in Germany challenging the validity of one of the IMA-owned patents asserted against us in the Düsseldorf lawsuit. On September 22, 2004, we filed a nullity action in the Federal Patent Court in Munich, Germany requesting a declaration of invalidity of the second IMA-owned patent asserted in the Düsseldorf lawsuit. On September 16, 2004, we filed a lawsuit for patent infringement, in the District Court of Mannheim, Germany, against Unipath Diagnostics, GmbH (“Unipath”), an affiliate of IMA, seeking damages and injunctive relief related to its lateral flow products.

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

Our declaratory relief action against Church & Dwight has not been settled, nor has Church & Dwight’s claim for patent infringement, which seeks damages against us for over-the-counter sales and preliminary and permanent injunctions in the over-the-counter market.

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

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of the Company’s common stock by the Company during the three months ended September 30, 2005.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(2)
Beginning Balance—July 1, 2005				$25,000,000
July 1 - July 31, 2005	70,500	$4.95	70,500	24,600,000
August 1 - August 31, 2005	—	—	—	24,600,000
September 1 - September 30, 2005	—	—	—	24,600,000
Ending Balance—September 30, 2005	70,500	$4.95	70,500	$24,600,000

(1)          Includes shares repurchased through our publicly announced share repurchase program.

(2)   On June 12, 2005, the Company announced that the Board of Directors had authorized the Company to repurchase up to $25.0 million in shares of its common stock. Shares of the Company’s common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire no later than June 30, 2007 unless extended by the Board of Directors.

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

10.1	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 23, 2005.)
10.2(1)	Amended and Restated 2001 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 23, 2005.)
10.3*

Second Amendment to Credit Agreement, dated as of September 1, 2005, by and among Registrant, as Borrower, certain subsidiaries of the Company, each lender from time to time a party thereto and Bank of America, N.A., as Agent and L/C Issuer.

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

Date: November 8, 2005	QUIDEL CORPORATION
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

10.1	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 23, 2005.)
10.2(1)	Amended and Restated 2001 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 23, 2005.)
10.3*

Second Amendment to Credit Agreement, dated as of September 1, 2005, by and among Registrant, as Borrower, certain subsidiaries of the Company, each lender from time to time a party thereto and Bank of America, N.A., as Agent and L/C Issuer.

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