Form 10-Q
period 2006-06-30
QUIDEL CORP /DE/
filed 2006-08-04
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of July 31, 2006, 33,097,540 shares of common stock were outstanding.

PART I   FINANCIAL INFORMATION

ITEM 1.                Financial Statements

QUIDEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$39,061	$34,930
Accounts receivable, net	6,167	15,819
Inventories, net	9,154	8,500
Other current assets	1,888	1,354
Total current assets	56,270	60,603
Property and equipment, net	20,603	19,557
Goodwill	13,072	13,072
Purchased intangible assets, net	8,666	10,892
Deferred tax asset	8,864	8,864
Other non-current assets	708	860
Total assets	$108,183	$113,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,590	$5,134
Accrued royalties	1,366	3,367
Current portion of obligations under capital leases	653	648
Other accrued liabilities	5,533	7,470
Total current liabilities	11,142	16,619
Deferred rent	1,475	1,547
Capital leases, net of current portion	8,109	8,439
Stockholders’ equity:
Common stock	34	34
Deferred stock compensation	—	(1,947)
Additional paid-in capital	158,631	161,662
Accumulated other comprehensive earnings	1,345	1,326
Accumulated deficit	(72,553)	(73,832)
Total stockholders’ equity	87,457	87,243
Total liabilities and stockholders’ equity	$108,183	$113,848

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUES
Net sales	$16,201	$13,401	$42,874	$34,925
Research contracts, license fees and royalty income	270	1,422	647	2,564
Total revenues	16,471	14,823	43,521	37,489
COSTS AND EXPENSES
Cost of sales	8,669	6,623	19,183	14,990
Research and development	3,498	2,986	6,777	6,336
Sales and marketing	4,174	3,877	8,232	8,166
General and administrative	3,273	3,057	6,225	7,046
Patent litigation settlement	—	—	—	17,000
Amortization of intangibles	1,065	315	2,130	630
Total costs and expenses	20,679	16,858	42,547	54,168
Operating earnings (loss)	(4,208)	(2,035)	974	(16,679)
OTHER (INCOME) EXPENSE
Interest expense	191	204	385	410
Interest income	(407)	(174)	(724)	(364)
Other	57	(7)	34	(12)
Total other (income) expense	(159)	23	(305)	34
Earnings (loss) from continuing operations before provision (benefit) for income taxes	(4,049)	(2,058)	1,279	(16,713)
Provision (benefit) for income taxes	—	(803)	—	2,197
Earnings (loss) from continuing operations	(4,049)	(1,255)	1,279	(18,910)
Loss from discontinued operations, net of taxes	—	(455)	—	(651)
Net earnings (loss)	$(4,049)	$(1,710)	$1,279	$(19,561)
Basic and diluted earnings (loss) per share:
Continuing operations	$(.12)	$(0.04)	$0.04	$(0.59)
Discontinued operations	0.00	(0.01)	0.00	(0.02)
Net earnings (loss)	(.12)	(0.05)	0.04	(0.61)
Shares used in basic per share calculation	33,347	32,263	33,310	32,088
Shares used in diluted per share calculation	33,347	32,263	34,797	32,088

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six months ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net earnings (loss)	$1,279	$(19,561)
Loss from discontinued operations	—	651
Earnings (loss) from continuing operations	1,279	(18,910)
Adjustments to reconcile net earnings (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	4,222	2,646
Loss on disposal of property plant and equipment	—	4
Stock-based compensation expense	1,567	244
Deferred income taxes	—	2,290
Changes in assets and liabilities:
Accounts receivable	9,652	8,571
Inventories	(654)	106
Prepaid expenses and other current assets	(534)	(163)
Accounts payable	(1,544)	(1,247)
Accrued royalties	(2,001)	(1,354)
Other accrued liabilities	(2,007)	(2,070)
Net cash provided by (used by) continuing operations	9,980	(9,883)
Net cash provided by discontinued operations	—	102
Net cash provided by (used by) operating activities	9,980	(9,781)
INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,956)	(785)
Other assets	106	(218)
Net cash used for investing activities	(2,850)	(1,003)
FINANCING ACTIVITIES:
Payments on capital lease obligations	(325)	(288)
Payments to repurchase common stock	(3,091)	—
Proceeds from issuance of stock under stock plans	398	1,896
Net cash provided by (used by) financing activities	(3,018)	1,608
Effect of exchange rate changes on cash and cash equivalents	19	(68)
Net increase (decrease) in cash and cash equivalents	4,131	(9,244)
Cash and cash equivalents, beginning of period	34,930	36,322
Cash and cash equivalents, end of period	$39,061	$27,078
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$385	$410
Cash paid during the period for income taxes	$—	$—

See accompanying notes.

Quidel Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Quidel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, is unaudited. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K.

The Company’s first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, the calendar quarter end date is used herein. The three and six month periods ended June 25, 2006 and June 26, 2005 included 13 weeks and 25 weeks, respectively.

Note 2.   Comprehensive Earnings (Loss)

The components of comprehensive earnings (loss) are as follows (in thousands; unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net earnings (loss)	$(4,049)	$(1,710)	$1,279	$(19,561)
Foreign currency translation adjustment	15	(37)	19	(68)
Comprehensive earnings (loss)	$(4,034)	$(1,747)	$1,298	$(19,629)

Note 3.   Computation of Earnings Per Share

Basic earnings per share were computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested restricted stock awards. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested restricted stock awards. The Company has awarded restricted stock with both service-based as well as performance-based vesting provisions. Stock awards based on performance only are not included in the calculation of earnings per share until the performance criteria are met. Potentially dilutive shares have not been included in the periods in which the Company recorded a net loss, as their inclusion would be anti-dilutive.

The following table reconciles the weighted-average shares used in computing basic and diluted earnings per share in the respective periods (in thousands; unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Shares used in basic earnings per share (weighted-average common shares outstanding)	33,347	32,263	33,310	32,088
Effect of dilutive stock options	—	—	1,487	—
Shares used in diluted earnings per share calculation	33,347	32,263	34,797	32,088

Note 4.   Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
Raw materials	$3,845	$3,414
Work-in-process	2,946	2,682
Finished goods	2,363	2,404
	$9,154	$8,500

Note 5.   Income Taxes

The Company did not recognize income tax expense for the three and six months ended June 30, 2006 as the income tax provision for such periods was offset by an income tax benefit from previously reserved deferred tax assets. The Company does not anticipate recording a tax provision during 2006 as it anticipates that any current tax provision will be adjusted by the recognition of an offsetting amount on previously reserved deferred tax assets.

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

Note 6.   Stockholders’ Equity

During the six months ended June 30, 2006, 271,526 shares of restricted stock were awarded, 51,861 shares of common stock were issued due to the exercise of stock options and 23,165 shares of common stock were issued in connection with the Company’s employee stock purchase plan, resulting in proceeds to the Company of approximately $0.4 million. Additionally, 285,000 shares of outstanding common stock and 37,551 shares of restricted common stock were repurchased for approximately $3.1 million. From June 30, 2006 through July 13, 2006, an additional 706,259 shares of outstanding common stock were repurchased for approximately $6.7 million under the Company’s stock repurchase program.

Note 7.   Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented $7.3 million (17%) and $5.1 million (14%) of net sales for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, balances due from foreign customers were $1.6 million and $6.3 million, respectively.

The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Six months ended June 30,
	2006	2005
Customer:
A	21%	23%
B	16%	19%
C	15%	16%
D	10%	7%

As of June 30, 2006, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $2.8 million while, at December 31, 2005, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $9.3 million.

Note 8.   Stock-Based Compensation

The Company grants stock-based awards to employees and non-employee directors under its 2001 Equity Incentive Plan (the “2001 Plan”) and previously granted options under the 1998 Stock Incentive Plan and the 1996 Non-Employee Directors Stock Option Plan. The 1998 and 1996 Plans were terminated at the time of adoption of the 2001 Plan, but the terminated Plans continue to govern outstanding stock options granted thereunder. Stock-based awards under these plans consist of stock option awards (“stock options”) and restricted stock awards (“stock awards”). The Company also issues stock under the Company’s 1983 Employee Stock Purchase Plan (the “ESPP”). A more detailed description of these plans can be found in the Company’s 2005 Annual Report on Form 10-K.

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

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment” (“FAS 123R”). The Company has adopted the modified prospective transition method provided under SFAS No. 123R and, as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first six months of fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company’s net loss for the three months ended June 30, 2006 includes $0.9 million of compensation expense related to the Company’s stock-based compensation plans. Compensation expense includes $0.5 million and $0.4 million related to stock options and stock awards, respectively. The compensation expense related to the Company’s stock-based compensation plans is included in the statement of operations as the following: cost of sales of $0.1 million; research and development of $0.2 million; sales and marketing of $0.1 million; and general and administrative of $0.6 million. The adoption of FAS 123R increased the net loss for the three months ended June 30, 2006 by approximately $0.5 million. As a result, basic and diluted earnings per share were both reduced by $0.01 per share.

The Company’s net earnings for the six months ended June 30, 2006 includes $1.6 million of compensation expense related to the Company’s stock-based compensation plans. Compensation expense includes $0.9 million and $0.7 million related to stock options and stock awards, respectively. The compensation expense related to the Company’s stock-based compensation plans is included in the statement of operations as the following: cost of sales of $0.2 million; research and development of $0.3 million; sales and marketing of $0.2 million; and general and administrative of $0.9 million. The adoption of FAS 123R reduced net earnings for the six months ended June 30, 2006 by approximately $0.9 million. As a result, basic and diluted earnings per share were both reduced by $0.02 per share.

Compensation costs capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and six months ended June 30, 2006.

Stock Options

Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants:

	Three months ended June 30,
	2006	2005
Expected option life	4.54	4.60
Volatility rate	.73	.81
Risk-free interest rate	4.99%	3.00%
Forfeiture rate	12.7%	0%
Dividend rate	0%	0%

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

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was $6.75 and $2.74 for options granted during the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value was $0.3 and $0.6 million for options exercised during the six months ended June 30, 2006 and 2005, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2006 (for outstanding options), less the applicable exercise price. As of June 30, 2006, total unrecognized compensation cost related to stock options was approximately $3.9 million and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years. The maximum contractual term of the Company’s stock options is 10 years.

A summary of the status of stock option activity for the six months ended June 30, 2006 is as follows (in thousands, except price data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2005	2,453	$5.09
Granted	291	10.93
Exercised	(52)	4.75
Forfeited/expired	(11)	7.93
Outstanding at June 30, 2006	2,681	$5.72	7.42	$11,115
Vested and expected to vest at June 30, 2006	2,496	$5.62	7.32	$10,549
Exercisable at June 30, 2006	1,472	$5.00	6.50	$6,915
Available for future grant at June 30, 2006	726

The following table summarizes information about outstanding and exercisable options at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted Average
Range of	Options	Contractual Life in	Average	Options	Exercise Price of
Exercise Prices	Outstanding	Years	Exercise Price	Exercisable	Options Exercisable
$2.25 - $3.43	237,599	5.68	$3.17	191,750	$3.17
$3.46 - $3.46	450,000	8.15	$3.46	196,874	$3.46
$3.54 - $3.93	270,876	7.69	$3.76	142,531	$3.78
$3.96 - $4.37	308,617	7.60	$4.13	161,593	$4.09
$4.47 - $5.44	314,209	5.82	$5.02	310,114	$5.02
$5.45 - $5.85	355,730	6.76	$5.69	256,542	$5.64
$6.01 - $8.06	272,934	7.20	$7.02	126,886	$7.02
$8.18 - $11.90	314,896	8.69	$10.49	86,091	$11.36
$12.23 - $12.23	147,000	9.74	$12.23	0	$0.00
$13.09 - $13.09	8,000	9.45	$13.09	0	$0.00
$2.25 - $13.09	2,680,861	7.42	$5.72	1,472,381	$5.00

Stock Awards

The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date. Compensation expense for stock awards is measured at the grant date and recognized ratably over the vesting period. For stock awards granted prior to December 31, 2005, vesting is based on both the service period as well as the achievement of Company performance goals. Meeting the performance goals for these awards allows for acceleration of vesting of a portion of the awards. The stock awards granted in March 2006 were all performance based and vesting is tied to achievement of Company goals. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

A summary of the status of stock awards activity for the six months ended June 30, 2006 is as follows (in thousands, except price data):

	Number of shares	Weighted- average grant- date fair value per share
Nonvested at December 31, 2005	553	$4.44
Awarded	272	12.12
Vested	(195)	4.50
Forfeited	—	—
Nonvested at June 30, 2006	630	$7.73

Stock-based compensation expense related to stock awards outstanding was approximately $0.4 million and $0.1 million during the three months ended June 30, 2006 and 2005, respectively, and approximately $0.7 and $0.2 million during the six months ended June 30, 2006 and 2005, respectively. As part of the adoption of FAS 123R, the deferred compensation costs of $1.9 million at December 31, 2005 were reclassified as a reduction of additional paid-in capital beginning January 1, 2006. The total amount of unrecognized compensation cost related to nonvested stock awards as of June 30, 2006 was approximately $4.5 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

The pro forma impact to net loss as if the fair value-based method had been applied to all stock options and stock awards for the three and six months ended June 30, 2005 is as follows (in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(1,710)	$(19,561)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	125	244
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(831)	(1,596)
Pro forma net loss	$(2,416)	$(20,913)
Basic and diluted loss per share—as reported	$(0.05)	$(0.61)
Basic and diluted loss per share—pro forma	$(0.07)	$(0.65)

Note 9.   Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.

Forward-Looking Statements and Future Uncertainties

This report contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the length and severity of cold and flu seasons, uncertainty surrounding the detection of novel influenza viruses involving human specimens, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the U.S. Food and Drug Administration (“FDA”), intellectual property, product liability, environmental or other litigation, required patent license fee payments not currently reflected in our costs and lower than anticipated sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The risks described under “Risk Factors” in Part II, Item 1A of this report and elsewhere herein and in reports and registration statements that we file with the SEC from time to time should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements.

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

Our product sales increased to $42.9 million for the six months ended June 30, 2006 from $34.9 million for the six months ended June 30, 2005. This was largely driven by increased sales of our influenza, Group A Strep and pregnancy tests as we continued to focus our efforts to strengthen market and brand leadership in infectious disease and reproductive health by delivering economic and clinical proof through our efforts with our Quidel Value Build™ (QVB) program.

We derive a significant portion of our net sales from three product lines. For the six months ended June 30, 2006 and 2005, we derived approximately 81% and 78%, respectively, of our net sales from sales of our influenza, pregnancy and Group A Strep tests. In the U.S., we lead the professional market in these three product categories with an estimated 69%, 50% and 46% market share in influenza, pregnancy and Group A Strep products, respectively, as of March 31, 2006. Additionally, we derive a significant portion of our net sales from a relatively small number of distributors. Approximately 62% and 67% of our net sales for the six months ended June 30, 2006 and 2005, respectively, were derived from sales through our four largest distributors.

Outlook

For the remainder of 2006, we anticipate continued year-over-year revenue growth in our core product lines, as well as revenue from new product launches. We believe gross margins will be positively affected by increased sales volumes, a more favorable product and geographical mix and increases in average selling prices, while being offset by increased investment in strategic operational infrastructure and the annualized net impact of the change in our royalty component. We expect continued growth in revenues in many of our core product lines through our focused efforts on QVB, as well as an expanded portfolio of product offerings. We anticipate continued investment spending in marketing and clinical trials as we launch new products and further validate the clinical efficacy and economic efficiency of our existing products. We expect research and development expense to continue to increase as we expand our capabilities to accelerate innovation and invest in research and development of new technologies.

You should also refer to the discussion in Item 1.A, “Risk Factors” in Part II of this report for further discussion of risks related to our business.

Results of Operations

Net Sales

Net sales increased 21% to $16.2 million for the three months ended June 30, 2006 from $13.4 million for the three months ended June 30, 2005 and increased 23% to $42.9 million for the six months ended June 30, 2006 from $34.9 million for the six months ended June 30, 2005. The increases were largely driven by increases in sales of our Group A Strep and influenza products of $2.2 million and $0.8 million for the three months ended June 30, 2006, respectively, and $4.1 million and $3.6 million for the six months ended June 30, 2006, respectively. These two product lines accounted for 59% of our net sales for the six months ended June 30, 2006 compared to 51% for the six months ended June 30, 2005.

For both the three and six months ended June 30, 2006, we believe revenue and market share related to these core products has continued to increase due to successes related to our QVB programs, which have resulted in strengthened customer relationships and preferred partnership programs. The increase in our Group Strep A products was primarily related to the U.S. and Japan markets, and driven by both increased volume and higher average selling prices. We believe that sales of our influenza products continue to increase as a result of increased market awareness and the demonstrated quality of our test. As of March 31, 2006, our U.S. professional market share is an estimated 46% and 69% for our Group A Strep and influenza products, respectively, and we are the market leader in both. In the prior-year period ended June 30, 2005, we experienced a decrease in sales of our influenza product to the Japanese market. This was the result of a weak flu season in 2004 and resulted in excess quantities of our influenza A/B product in our Japanese distribution channel and lower comparable sales in that market during the three and six months ended June 30, 2005.

Research Contracts, License Fees and Royalty Income

Research contracts, license fees and royalty income decreased to $0.3 million for the three months ended June 30, 2006 from $1.4 million for the three months ended June 30, 2005 and decreased to $0.6 million for the six months ended June 30, 2006 from $2.6 million for the six months ended June 30, 2005. These decreases were primarily related to research contract revenue that we earned during the three and six months ended June 30, 2005 in connection with achieving certain milestones under a joint development agreement with another company. During the second quarter of 2005, the joint development agreement was terminated. The remaining balance for the three months ended June 30, 2006 and 2005 relates to royalty payments received on a patented technology of ours utilized by a third party.

Cost of Sales and Gross Profit from Net Sales

Gross profit from net sales increased to $7.5 million for the three months ended June 30, 2006 from $6.8 million for the three months ended June 30, 2005 and increased to $23.7 million for the six months ended June 30, 2006 from $19.9 million for the six months ended June 30, 2005. The absolute dollar increase in gross profit was favorably impacted by increased volume, a more favorable product mix, and an increase in average selling prices during both the three and six months ended June 30, 2006. Gross profit as a percentage of net sales decreased to 46% for the three months ended June 30, 2006 from 51% for the three months ended June 30, 2005 and decreased to 55% for the six months ended June 30, 2006 from 57% for the six months ended June 30, 2005. For the three and six months ended June 30, 2006, the decrease in gross profit as a percentage of sales was primarily due to the 8.5% royalty we began paying on the majority of our products during the second quarter of 2005 related to the patent litigation settlement with Inverness Medical Innovations, Inc. (“IMA”) as discussed elsewhere in this report as well as investments in our operational infrastructure. In connection with the patent litigation settlement entered into during the second quarter of 2005, we are required, as of May 2005, to pay an 8.5% royalty on net sales of our current influenza, Group A Strep, pregnancy, H-Pylori, mononucleosis, chlamydia, iFOB and veterinary products. These product sales accounted for 92% and 88% of our net sales for the six months ended June 30, 2006 and 2005, respectively. Royalty expense related to this settlement agreement was $1.2 million and $3.3 million for the three and six months ended June 30, 2006, respectively. For the six months ended June 30, 2006, the gross profit as a percent of sales was favorably impacted as we fulfilled the terms of an agreement with another party related to the development of our influenza product during the first quarter of 2005. We are no longer required to pay to this party a 6% royalty on sales of our influenza product. Our influenza products sales accounted for 31% and 26% of our net sales for the six months ended June 30, 2006 and 2005, respectively.

Research and Development Expense

Research and development expense increased to $3.5 million for the three months ended June 30, 2006 from $3.0 million for the three months ended June 30, 2005 and increased to $6.8 million for the six months ended June 30, 2006 from $6.3 million for the six months ended June 30, 2005. Research and development expense as a percentage of net sales remained constant at 22% of net sales for both the three months ended June 30, 2006 and 2005 and decreased to 16% of net sales for the six months ended June 30, 2006 from 18% of net sales for the six months ended June 30, 2005. The primary components are personnel and project material costs related to our ongoing efforts with our Layered Thin Film™ (“LTF”) immunoassay technology, our new products under development (Respiratory Syncitial Virus (“RSV”) and new Metra® brand bone marker assays) as well as the transfer of our QuickVue A+B test onto our new, highly automated manufacturing process. In addition, we continue to incur substantial costs related to clinical trials as we support the areas noted above as well as our overall efforts for QVB.

Sales and Marketing Expense

Sales and marketing expense increased to $4.2 million for the three months ended June 30, 2006 from $3.9 million for the three months ended June 30, 2005 and remained consistent at $8.2 million for the six months ended June 30, 2006 and 2005. Sales and marketing expense as a percentage of net sales decreased to 26% of net sales for the three months ended June 30, 2006, as compared to 29% of net sales for the three months ended June 30, 2005 and decreased to 19% of net sales for the six months ended June 30, 2006 from 23% of net sales for the six months ended June 30, 2005. We continue to invest in several key areas: baselining our brand equity, more in-depth analysis related to voice of customer surveys and expanding our communications through extensive advertising and public relations. Additionally, for the three and six months ended June 30, 2006, we had promotional costs associated with the recent launch of our iFOB test.

General and Administrative Expense

General and administrative expense increased to $3.3 million for the three months ended June 30, 2006 from $3.1 million for the three months ended June 30, 2005 and decreased to $6.2 million for the six months ended June 30, 2006 from $7.0 million for the six months ended June 30, 2005. General and administrative expense as a percentage of net sales decreased to 20% of net sales for the three months ended June 30, 2006 from 23% of net sales for the three months ended June 30, 2005 and decreased to 15% for the six months ended June 30, 2006 from 20% for the six months ended June 30, 2005. The absolute dollar increase for the three months ended June 30, 2006 was primarily due to $0.9 million in personnel related costs associated with stock-based compensation and management incentive plans, partially offset by a decrease in legal fees associated with intellectual property litigation of $0.6 million. The absolute dollar decrease for the six months ended June 30, 2006 was due primarily to decreased legal fees of $1.9 million associated with the settlement of our intellectual property litigation with IMA in the first quarter of 2005, offset by an increase in personnel related costs associated with stock-based compensation and management incentive plans of $1.5 million.

Patent Litigation Settlement

As previously disclosed, during the second quarter of 2005, we entered into an agreement to settle certain patent litigation with IMA and recorded a charge of $17.0 million in the first quarter of 2005, which amount was paid in April 2005.

Amortization of Intangibles

On January 1, 2002, we adopted SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142, which eliminated the amortization of goodwill. SFAS No. 142 requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill in December 2005, and subsequently determined there were no impairment indicators as of June 30, 2006. A significant decline in our projected revenue or earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, loss of legal ownership or title to an asset, and any significant change in our strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results. Our other intangible assets, which are being amortized over a period of one to 12 years, include purchased technology, license agreements, patents, trademarks and a favorable lease.

Amortization expense increased to $1.1 million for the three months ended June 30, 2006 from $0.3 million for the three months ended June 30, 2005 and increased to $2.1 million for the six months ended June 30, 2006 from $0.6 million for the six months ended June 30, 2005. The increase for the three and six months ended June 30, 2006 was due to the amortization of intellectual property related to two license agreements entered into during late 2005.

Other Income (Expense)

Interest income was $0.4 and $0.2 million for the three months ended June 30, 2006 and 2005, respectively, and $0.7 and $0.4 million for the six months ended June 30, 2006 and 2005, respectively, and relates primarily to interest earned on our cash and cash equivalents balance. Interest expense was $0.2 million for both the three months ended June 30, 2006 and 2005 and $0.4 million for both the six months ended June 30, 2006 and 2005, and relates primarily to interest paid on obligations under capital leases, which are primarily related to our San Diego facility.

Income Taxes

We did not recognize income tax expense for the three and six months ended June 30, 2006 as the income tax provision for such periods was offset by an income tax benefit from previously reserved deferred tax assets. We do not anticipate recording a tax provision during 2006 as we anticipate that any current tax provision will be adjusted by the recognition of an offsetting amount on previously reserved deferred tax assets.

During the three months ended June 30, 2005, we recorded a patent litigation settlement charge of $17 million and, under the terms of the settlement, we are required to pay net royalties on certain product sales. Due to the impact of this settlement, we reassessed the realizability of our deferred tax assets, which have been recognized primarily based on projected earnings. As a result of our subsequent estimates of projected earnings, related primarily to the effect of the settlement payment and ongoing net royalty payments, partially offset by a projected reduction in future litigation expenses, we concluded that we could not support the recognition of the same level of deferred tax assets that we had reported on our balance sheet as of December 31, 2004. Based primarily on these changes, we recorded an income tax expense of $3.0 million during the three months ended March 31, 2005.

Loss from discontinued operations, net of taxes

In the accompanying financial statements, our urinalysis and ultrasonometer businesses are reported as discontinued operations under SFAS 144. We discontinued all operations of our ultrasonometer business during the fourth quarter of 2004. During the second quarter of 2005, we sold certain assets of our urinalysis business for $0.5 million. Accordingly, the operations of both businesses were classified as discontinued operations in the statements of operations for the three and six months ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, our principal source of liquidity consisted of $39.1 million in cash and cash equivalents. Our working capital as of June 30, 2006 was $45.1 million.

Our earnings from continuing operations provided cash of $10.0 million for the six months ended June 30, 2006. We had earnings from continuing operations of $1.3 million and $4.2 million of depreciation and amortization of intangible assets. Other changes in operating assets and liabilities included a decrease in accounts receivable, accounts payable and accrued royalties of $9.7 million, $1.5 million and $2.0 million, respectively, due to the seasonal decrease in net sales for the period ended June 30, 2006 compared to the period ended December 31, 2005. The decrease of $2.0 million in other accrued liabilities is primarily due to our scheduled $1.0 million payment related to the acquisition of our new iFOB test product as well as payment of employee bonuses during the six months ended June 30, 2006.

Our investing activities used $2.9 million during the six months ended June 30, 2006, primarily driven by the acquisition of manufacturing equipment.

Our financing activities used $3.0 million of cash during the six months ended June 30, 2006 and were related primarily to the repurchase of $3.1 million of our common stock as part of our previously announced stock repurchase program. Also, we had proceeds of $0.4 million from the issuance of common stock under our equity incentive plans, partially offset by $0.3 million for payments on obligations under our capital leases related to our building in San Diego.

We have approximately $2.0 million of firm purchase commitments with respect to the acquisition of our new iFOB test as of the date of filing this report. These commitments largely relate to inventory component purchases relating to the iFOB test. We are planning approximately $2.9 million in capital expenditures for the remainder of 2006. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement facility expansion and improvements, and for information technology. We plan to fund these capital expenditures with cash flow from operations. We do not have any firm purchase commitments with respect to such planned expenditures as of the date of filing this report.

We currently have a $30.0 million credit facility (the “Senior Secured Credit Facility”), which has a three and a half year term, maturing on June 30, 2008. The Senior Secured Credit Facility is secured by substantially all of our assets and bears interest at a rate ranging from 0% to 1% plus the lender’s prime rate or, at our option, a rate ranging from 1.0% to 2.0% plus the London InterBank Offering Rate. The agreement governing our Senior Secured Credit Facility also contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The terms of the Senior Secured Credit Facility require us to comply with certain financial covenants, including: a minimum net worth, a maximum ratio of debt drawn under the Senior Secured Credit Facility to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a fixed charge coverage ratio, and minimum EBITDA. As of June 30, 2006, we had $30.0 million of availability under the Senior Secured Credit Facility and we were in compliance with all covenants.

We also intend to continue evaluation of acquisition and technology licensing candidates. As such, we may need to incur additional debt, or sell additional equity, to successfully complete any such acquisitions. Cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. Based on our current cash position and the current assessment of future operating results, we believe that our existing sources of liquidity will be adequate to meet operating needs during the next 12 months and the foreseeable future.

Off-Balance Sheet Arrangements

At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Prior to December 31, 2005, we accounted for our share-based employee and director compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We recorded no share-based employee and director compensation expense for options granted under our 2001 Equity Incentive Plan or its predecessor plans prior to December 31, 2005, as all options granted under those plans had exercise prices equal to or greater than the fair market value of our common stock on the date of grant. We did not have material compensation expense in connection with our Employee Stock Purchase Plan. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” we disclosed our net earnings (loss) and net earnings (loss) per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.

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

Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock options expected to vest is adjusted by estimated forfeiture rates. The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model. Compensation expense for restricted stock awards (“stock awards”) is measured at the grant date and recognized ratably over the vesting period. The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date. For stock awards granted prior to December 31, 2005, vesting is based on both the service period as well as the achievement of company performance goals. Meeting the performance goals for these awards allows for acceleration of a portion of the stock awards. The stock awards granted in March 2006 were all performance based and vesting is tied to achievement of company goals. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

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

For indefinite-lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with the carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. SFAS No. 142 requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill as of December 31, 2005 and subsequently determined there were no impairment indicators as of June 30, 2006.

We did not recognize income tax expense for the six months ended June 30, 2006 as the income tax provision for such periods was offset by an income tax benefit from previously reserved deferred tax assets. We do not anticipate recording a tax provision during 2006 as we anticipate that any current tax provision will be adjusted by the recognition of an offsetting amount on previously reserved deferred tax assets.

Although realization is not assured, we have concluded that it is more likely than not that the remaining portion of deferred tax assets at June 30, 2006 for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily our projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

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

The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at June 30, 2006. Based on our market risk sensitive instruments outstanding at June 30, 2006 and 2005, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of June 30, 2006, our cash and cash equivalents were placed in money market and/or overnight funds that are highly liquid and which we believe are not subject to material market fluctuation risk.

ITEM 4.                Controls and Procedures

Evaluation of disclosure controls and procedures.   We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.   There was no change in our internal controls during the six months ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                Legal Proceedings

Not applicable.

Item 1A.                Risk Factors

There are no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than a change to the first risk factor below.

RISK FACTORS

Risks Related to Our Business

Our operating results may fluctuate adversely as a result of many factors that are outside our control.

Fluctuations in our operating results, for any reason, could cause our growth or operating results to fall below the expectations of investors and securities analysts. For the six months ended June 30, 2006, net sales increased 23% to $42.9 million from $34.9 million for the three months June 30, 2005. For further discussion of this increase, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for “Net Sales” included in this report.

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

In April 2005, we entered into an agreement with IMA settling all domestic and international actions involving IMA and IMA’s affiliates. Under the terms of the settlement agreement, we and IMA agreed to cross-license, and to cause our and their affiliates to cross-license, the parties’ respective lateral flow patent portfolios.

On March 10, 2006, we settled the pending intellectual property litigation between us and Church & Dwight. In connection with this settlement with Church & Dwight, we and Church & Dwight agreed to cross-license certain patents related to lateral flow technology for the over-the-counter market.

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

We devote a significant amount of financial resources to researching and developing new technologies, new products and new markets. The development, manufacture and sale of diagnostic products require a significant investment of resources. Moreover, no assurances can be given that our efforts to develop new technologies or products will be successful, including, without limitation, our strategic efforts relating to: (i) our LTF technology platform and migration of select products to that platform and (ii) identifying and commercializing new markers and products in oncology and bone health. The development of new markets also requires a substantial investment of resources, such as new employees, offices and manufacturing facilities. Accordingly, we are likely to incur increased operating expenses as a result of our increased investment in sales and marketing activities, manufacturing scale-up and new product development associated with our efforts to:

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

Although we have many distributor relationships, the market is dominated by a small group of these distributors. Four of our distributors, which are considered to be among the market leaders, accounted for approximately 62% and 67% of our net sales for the six months ended June 30, 2006 and 2005, respectively. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives were timely found or lost sales to one distributor are absorbed by another distributor. Finding a suitable alternative may pose challenges in our industry’s competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If net sales to these or any of our other significant distributors were to decrease in any material amount in the future, our business, operating results and financial condition could be materially and adversely affected.

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

In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. As of March 31, 2006, our estimated U.S. professional market share for our key POC products was 69% for influenza, 50% for pregnancy and 46% for Group A Strep tests. There are, however, a large number of multinational and regional competitors making investments in competing technologies and products, including several large pharmaceutical and diversified healthcare companies. These competitors include IMA (and their affiliates), Beckman Coulter Primary Care Diagnostics, Fisher Scientific Corporation, Genzyme Diagnostics Corporation (“Genzyme”), and Becton Dickinson and Company (“Becton”). We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors’ products are more effective than ours or acquire market share from our products through more effective marketing or competitive pricing, our net sales and profits could be materially and adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

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

Unexpected increases in demand for our products could also require us to obtain additional raw materials in order to manufacture products to meet the demand. Some raw materials require significant ordering lead time and some are currently obtained from a sole supplier or a limited group of suppliers. We have long-term supply agreements with several of these suppliers, but these long-term agreements involve risks for us, such as our potential inability to obtain an adequate supply of raw materials and components and our reduced control over pricing, quality and timely delivery. It is also possible that one or more of these suppliers may become unwilling or unable to deliver materials to us. Any shortfall in our supply of raw materials and components, and our inability to obtain alternative sources for this supply, could have a material adverse effect on our net sales or cost of sales and related profits.

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

Our products are sold internationally, primarily to our customers in Japan and Europe. We currently sell and market our products by channeling products through distributor organizations and sales agents. Sales to foreign customers accounted for 17% and 14% of our net sales for the six months ended June 30, 2006 and 2005, respectively. International sales are subject to inherent economic, political and regulatory risks, which could increase our operating costs, result in shipment delays and impede our international growth. These foreign risks include:

•       compliance with new and changing registration requirements, our inability to benefit from registration for our products, inasmuch as registration may be controlled by a distributor, and tariffs or other barriers as we continue to expand into new countries and geographic regions;

•       exposure to currency exchange fluctuations, such as the 6% increase in value of the Euro against the U.S. dollar for six months ended June 30, 2006. We also have exposure to the Japanese Yen, which did not materially change against the U.S. dollar for the six months ended June 30, 2006;

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, recent SEC regulations and The Nasdaq Stock Market Inc. rules and regulations, are creating significant expenses and uncertainty for companies such as ours. These recent or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management and Board of Directors time and attention from revenue-generating activities and operational oversight to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities or others may initiate legal proceedings against us and we may be adversely impacted.

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

The market price of our common stock has been volatile and has fluctuated substantially in the past. For example, between June 30, 2005 and June 30, 2006, the price of our common stock, as reported on the Nasdaq National Market System, has ranged from a low of $5.18 to a high of $15.51. We expect our common stock to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•       seasonal fluctuations in our sales of Group A Strep and influenza tests, which are generally highest in fall and winter, thus resulting in generally lower operating results in the second and third calendar quarters and higher operating results in the first and fourth calendar quarters;

•       recent media attention focused on a potential influenza pandemic and the related potential impact on humans from avian flu, as well as the uncertainty surrounding the detection of novel influenza viruses in human specimens;

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

Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our common stock. As of June 30, 2006:

•       approximately 33.8 million shares of our common stock had been issued in registered offerings and 33.0 million are freely tradable in the public markets, and 0.8 million relate to restricted shares;

•       approximately 2.7 million shares of our common stock were issuable upon exercise of outstanding stock options under our various equity incentive plans at a weighted-average exercise price of $5.72; and

•       we had in effect registration statements under the Securities Act of 1933 registering approximately 3.7 million shares of common stock reserved under our equity incentive plan. In addition, there were $0.2 million shares reserved under our employee stock purchase plan.

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

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2006.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)
Beginning balance—April 1, 2006	70,500	$4.95	70,500	$24,600,000
April 1—April 30, 2006	—	—	—	24,600,000
May 1—May 31, 2006	—	—	—	24,600,000
June 1—June 30, 2006	285,000	$9.80	285,000	21,800,000
Ending balance—June 30, 2006	355,500	$8.84	355,500	$21,800,000

(1)          In June 2005, we announced that our Board of Directors had authorized us to repurchase up to $25.0 million in shares of our common stock. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire no later than May 19, 2007 unless extended by our Board of Directors. From June 30, 2006 to July 13, 2006, we repurchased an additional 706,259 shares of common stock.

In addition to the stock repurchase program noted above, 37,551 shares of common stock, at a cost of $9.73 per share, were repurchased by us in connection with payment of tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended June 30, 2006.

ITEM 4.                Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 17, 2005. All of the directors nominated for election as stated in our proxy statement were elected as follows:

	VOTES IN	VOTES
DIRECTOR NOMINEE	FAVOR	WITHHELD
Thomas D. Brown	30,290,255	43,096
Rod F. Dammeyer	30,254,010	79,341
Douglas S. Harrington, M.D.	29,798,233	535,118
Caren L. Mason	30,215,895	117,456
Mary Lake Polan, M.D., Ph.D., M.P.H.	30,220,253	113,098
Mark A. Pulido	30,226,155	107,196
Jack W. Schuler	30,224,730	108,621

In addition, the only other proposal presented at the 2006 Annual Meeting, as stated in our proxy statement, was approved as follows:

To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2006.

VOTES IN	VOTES	VOTES	NON-
FAVOR	AGAINST	ABSTAINING	VOTES
30,243,365	56,593	33,393	—

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

10.1(1)	2006 Non-Employee Director Compensation Program (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 23, 2006.)
10.2(1)	Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 23, 2006.)
31.1*	Certification by Chief Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Chief Executive Officer and Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

(1)          Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2006	QUIDEL CORPORATION
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

10.1(1)	2006 Non-Employee Director Compensation Program (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 23, 2006.)
10.2(1)	Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 23, 2006.)
31.1*	Certification by Chief Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Chief Executive Officer and Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

(1)          Indicates a management plan or compensatory plan or arrangement.