Form 10-Q
period 2006-09-30
QUIDEL CORP /DE/
filed 2006-11-03
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-10961

QUIDEL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-2573850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of October 19, 2006, 33,386,211 shares of common stock were outstanding.

PART I   FINANCIAL INFORMATION

ITEM 1.                Financial Statements

QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$30,594	$34,930
Accounts receivable, net	15,303	15,819
Inventories, net	9,381	8,500
Prepaids and other current assets	1,582	1,354
Total current assets	56,860	60,603
Property and equipment, net	20,288	19,557
Goodwill	13,072	13,072
Purchased intangible assets, net	7,770	10,892
Deferred tax asset	8,864	8,864
Other non-current assets	659	860
Total assets	$107,513	$113,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,175	$5,134
Accrued payroll and related expenses	1,923	1,847
Accrued royalties	2,145	3,367
Current portion of obligations under capital leases	654	648
Other accrued liabilities	5,213	5,623
Total current liabilities	14,110	16,619
Capital leases, net of current portion	7,938	8,439
Deferred rent	1,438	1,547
Stockholders’ equity:
Common stock	33	34
Deferred stock compensation	—	(1,947)
Additional paid-in capital	153,056	161,662
Accumulated other comprehensive earnings	1,348	1,326
Accumulated deficit	(70,410)	(73,832)
Total stockholders’ equity	84,027	87,243
Total liabilities and stockholders’ equity	$107,513	$113,848

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUES
Net sales	$23,436	$19,693	$66,310	$54,618
Research contracts, license fees and royalty income	284	339	931	2,903
Total revenues	23,720	20,032	67,241	57,521
COSTS AND EXPENSES
Cost of sales	10,344	9,280	29,527	24,270
Research and development	3,126	2,968	9,903	9,304
Sales and marketing	4,080	3,610	12,312	11,776
General and administrative	3,322	2,531	9,547	9,577
Patent litigation settlement	—	—	—	17,000
Amortization of intangibles	849	315	2,979	945
Total costs and expenses	21,721	18,704	64,268	72,872
Operating earnings (loss)	1,999	1,328	2,973	(15,351)
OTHER (INCOME) EXPENSE
Interest expense	188	201	573	611
Interest income	(346)	(155)	(1,070)	(519)
Other	14	(1)	48	(13)
Total other (income) expense	(144)	45	(449)	79
Earnings (loss) from continuing operations before provision for income taxes	2,143	1,283	3,422	(15,430)
Provision for income taxes	—	467	—	2,664
Earnings (loss) from continuing operations	2,143	816	3,422	(18,094)
Loss from discontinued operations, net of taxes	—	(116)	—	(767)
Net earnings (loss)	$2,143	$700	$3,422	$(18,861)
Basic earnings (loss) per share:
Continuing operations	$0.07	$0.02	$0.10	$(0.56)
Discontinued operations	0.00	0.00	0.00	(0.02)
Net earnings (loss)	0.07	0.02	0.10	(0.58)
Diluted earnings (loss) per share:
Continuing operations	$0.06	$0.02	$0.10	$(0.56)
Discontinued operations	0.00	0.00	0.00	(0.02)
Net earnings (loss)	0.06	0.02	0.10	(0.58)
Shares used in basic per share calculation	32,551	32,808	33,060	32,330
Shares used in diluted per share calculation	33,744	33,787	34,400	32,330

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine months ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net earnings (loss)	$3,422	$(18,861)
Loss from discontinued operations	—	767
Earnings (loss) from continuing operations	3,422	(18,094)
Adjustments to reconcile net earnings (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	6,146	3,949
Loss on disposal of property plant and equipment	15	8
Stock-based compensation expense	2,535	591
Deferred income taxes	—	2,757
Changes in assets and liabilities:
Accounts receivable	516	2,032
Inventories	(881)	(176)
Prepaid expenses and other current assets	(228)	82
Accounts payable	(959)	(437)
Accrued royalties	(1,222)	(266)
Other accrued liabilities	(441)	1,319
Net cash provided by (used by) continuing operations	8,903	(8,235)
Net cash provided by discontinued operations	—	(14)
Net cash provided by (used by) operating activities	8,903	(8,249)
INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3,680)	(1,419)
Acquisition of intangible assets	—	(5,600)
Other assets	132	(186)
Net cash used for investing activities	(3,548)	(7,205)
FINANCING ACTIVITIES:
Payments on capital lease obligations	(495)	(438)
Payments to repurchase common stock	(11,558)	(352)
Proceeds from issuance of stock under stock plans	2,340	4,320
Net cash provided by (used by) financing activities	(9,713)	3,530
Effect of exchange rate changes on cash and cash equivalents	22	(70)
Net decrease in cash and cash equivalents	(4,336)	(11,994)
Cash and cash equivalents, beginning of period	34,930	36,322
Cash and cash equivalents, end of period	$30,594	$24,328
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$573	$611
Cash paid during the period for income taxes	$—	$—

See accompanying notes.

Quidel Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Quidel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, is unaudited. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K.

The Company’s first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, the calendar quarter end date is used herein. The three and nine-month periods ended September 24, 2006 and September 25, 2005 included 13 weeks and 38 weeks, respectively.

Note 2.   Comprehensive Earnings (Loss)

The components of comprehensive earnings (loss) are as follows (in thousands; unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net earnings (loss)	$2,143	$700	3,422	$(18,861)
Foreign currency translation adjustment	3	(1)	22	(69)
Comprehensive earnings (loss)	$2,146	$699	3,444	$(18,930)

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

The following table reconciles the weighted-average shares used in computing basic and diluted earnings per share in the respective periods (in thousands; unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Shares used in basic earnings per share (weighted-average common shares outstanding)	32,551	32,808	33,060	32,330
Effect of dilutive stock options and restricted stock awards	1,193	979	1,340	—
Shares used in diluted earnings per share calculation	33,744	33,787	34,400	32,330

Note 4.   Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Raw materials	$3,258	$3,414
Work-in-process	3,508	2,682
Finished goods	2,615	2,404
	$9,381	$8,500

Note 5.   Income Taxes

The Company did not recognize income tax expense for the three and nine months ended September 30, 2006 as the income tax provision for such periods was offset by an income tax benefit from previously reserved deferred tax assets. The Company does not anticipate recording a tax provision during 2006 as it anticipates that any current tax provision will be adjusted by the recognition of an offsetting amount on previously reserved deferred tax assets.

During the three months ended March 31, 2005, the Company recorded a patent litigation settlement charge of $17.0 million and, under the terms of the settlement, the Company is required to pay net royalties on certain product sales. Due to the impact of this settlement, the Company reassessed the realizability of its deferred tax assets, which have been recognized primarily based on projected earnings. As a result of the Company’s subsequent estimates of projected earnings, related primarily to the effect of the settlement payment and ongoing net royalty payments, partially offset by a projected reduction in future litigation expenses, the Company concluded that it could not support the recognition of the same level of deferred tax assets that it had reported on its balance sheet as of December 31, 2004. Based primarily on these changes, the Company recorded an income tax expense of $3.0 million during the three months ended March 31, 2005. The expense resulted from an estimated reduction in the utilization of deferred tax assets.

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

Note 6.   Stockholders’ Equity

During the nine months ended September 30, 2006, 271,526 shares of restricted stock were awarded, 448,987 shares of common stock were issued due to the exercise of stock options and 38,393 shares of common stock were issued in connection with the Company’s employee stock purchase plan, resulting in proceeds to the Company of approximately $2.3 million. Additionally, 1,221,130 shares of outstanding common stock were repurchased for approximately $11.6 million.

Note 7.   Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented $12.6 million (19%) and $12.0 million (22%) of net sales for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and December 31, 2005, balances due from foreign customers were $4.6 million and $6.3 million, respectively.

The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Nine months ended September 30,
	2006	2005
Customer:
A	19%	23%
B	17%	13%
C	16%	16%
D	11%	7%
E	11%	11%

As of September 30, 2006, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $11.1 million while, at December 31, 2005, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $9.3 million.

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

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment” (“FAS 123R”). The Company has adopted the modified prospective transition method provided under SFAS No. 123R and, as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first nine months of fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company’s net earnings for the three months ended September 30, 2006 includes $0.5 million and $0.4 million of compensation expense related to stock options and stock awards, respectively. The Company’s net earnings for the nine months ended September 30, 2006 includes $1.4 million and $1.1 million of compensation expense related to stock options and stock awards, respectively. The compensation expense related to the Company’s stock-based compensation plans is included in the statement of operations for the three and nine months ended September 30, 2006 as follows: cost of sales of $0.1 million and $0.3 million, respectively; research and development of $0.2 million and $0.5 million, respectively; sales and marketing of $0.1 million and $0.3 million, respectively; and general and administrative of $0.6 million and $1.5 million, respectively. The adoption of FAS 123R decreased net earnings for the three and nine months ended September 30, 2006 by approximately $0.5 million and $1.4 million, respectively. As a result, basic and diluted earnings per share for the three and nine months ended September 30, 2006 were reduced by $0.02 and $0.04 per share, respectively.

Compensation costs capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and nine months ended September 30, 2006.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected option life	4.62	4.60	4.55	4.60
Volatility rate	.73	.80	.75	.80
Risk-free interest rate	5.05%	3.4%	4.64%	3.4%
Forfeiture rate	12.7%	0%	12.7%	.0%
Dividend rate	0%	0%	0%	0%

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

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was $6.72 and $3.40 for options granted during the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value was $3.2 million and $1.3 million for options exercised during the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, total unrecognized compensation cost related to stock options was approximately $3.4 million and the related weighted-average period over which it is expected to be recognized is approximately 2.1 years. The maximum contractual term of the Company’s stock options is 10 years.

A summary of the status of stock option activity for the nine months ended September 30, 2006 is as follows (in thousands, except price and year data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2005	2,453	$5.09
Granted	296	10.89
Exercised	(449)	4.59
Forfeited/expired	(36)	8.05
Outstanding at September 30, 2006	2,264	$5.91	7.37	$16,967
Vested and expected to vest at September 30, 2006	2,115	$5.81	7.28	$16,048
Exercisable at September 30, 2006	1,210	$5.18	6.50	$9,948
Available for future grant at September 30, 2006	744

The following table summarizes information about outstanding and exercisable options at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
		Remaining	Weighted		Exercise Price of
Range of	Options	Contractual Life in	Average	Options	Options
Exercise Prices	Outstanding	Years	Exercise Price	Exercisable	Exercisable
$2.25 - $3.38	182,416	5.09	$3.18	153,917	$3.18
$3.46 - $3.46	450,000	7.90	3.46	224,999	3.46
$3.54 - $3.99	256,159	7.18	3.81	122,156	3.86
$4.00 - $4.98	235,865	7.21	4.34	131,632	4.42
$5.00 - $5.70	277,411	6.09	5.47	273,036	5.47
$5.74 - $6.64	265,088	7.74	6.11	123,837	6.07
$6.71 - $9.36	242,812	7.57	8.06	96,405	7.37
$9.93 - $11.90	199,569	8.06	11.24	83,540	11.78
$12.23 - $12.23	147,000	9.49	12.23	—	—
$13.09 - $13.09	8,000	9.21	13.09	—	—
$2.25 - $13.09	2,264,320	7.37	$5.91	1,209,522	$5.18

Stock Awards

The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date. Compensation expense for stock awards is measured at the grant date and recognized ratably over the vesting period. For stock awards granted prior to December 31, 2005, vesting is based on both the service period as well as the achievement of Company performance goals. Meeting the performance goals for these awards allows for acceleration of vesting of a portion of the awards. A majority of stock awards granted in March 2006 were performance based and vesting is tied to achievement of Company goals. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

A summary of the status of stock awards activity for the nine months ended September 30, 2006 is as follows (in thousands, except price data):

	Number of shares	Weighted- average grant- date fair value per share
Nonvested at December 31, 2005	553	$4.44
Awarded	272	12.12
Vested	(197)	4.53
Forfeited	—	—
Nonvested at September 30, 2006	628	$7.73

Stock-based compensation expense related to stock awards outstanding was approximately $0.4 million and $0.3 million during the three months ended September 30, 2006 and 2005, respectively, and approximately $1.1 million and $0.6 million during the nine months ended September 30, 2006 and 2005, respectively. As part of the adoption of FAS 123R, the deferred compensation costs of $1.9 million at December 31, 2005 were reclassified as a reduction of additional paid-in capital beginning January 1, 2006. The total amount of unrecognized compensation cost related to nonvested stock awards as of

September 30, 2006 was approximately $4.1 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

The pro forma impact to net earnings (loss) as if the fair value-based method had been applied to all stock options and stock awards for the three and nine months ended September 30, 2005 is as follows (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net earnings (loss), as reported	$700	$(18,861)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	347	591
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(656)	(1,611)
Pro forma net earnings (loss)	$391	$(19,881)
Basic and diluted earnings (loss) per share—as reported	$0.02	$(0.58)
Basic and diluted earnings (loss) per share—pro forma	$0.01	$(0.61)

Note 9.   Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, including a decision whether to file or not to file in a particular jurisdiction. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

Note 10.   Subsequent Events

In conjunction with previously disclosed communications between the Company and an industry participant, at the start of the fiscal fourth quarter, the Company entered into a sublicense agreement with a third party whereby the Company obtained a sublicense to certain lateral flow technology based on the terms of the agreement. Per the terms of the sublicense agreement, the Company made a one-time payment of $6.5 million to the third party during the fourth quarter of 2006 as consideration for the fully paid-up license, and the amount will be amortized ratably through the expiration of the applicable patents in December 2008.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.

Forward-Looking Statements and Future Uncertainties

This report contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the length and severity of cold and flu seasons, uncertainty surrounding the detection of novel influenza viruses involving human specimens, adverse changes in the competitive and economic conditions in domestic and international markets, technological changes, the reimbursement system currently in place and future changes to that system, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the U.S. Food and Drug Administration (“FDA”), intellectual property, product liability, environmental or other litigation, required patent license fee payments not currently reflected in our costs, potential inadequacy of booked reserves, and lower than anticipated sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The risks described under “Risk Factors” in Part II, Item 1A of this report and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements.

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

Our product sales increased to $66.3 million for the nine months ended September 30, 2006 from $54.6 million for the nine months ended September 30, 2005. This was largely driven by increased sales of our influenza and Group A Strep tests as we continued to focus our efforts to strengthen market and brand leadership in infectious disease and reproductive health by delivering economic and clinical proof through our efforts with our Quidel Value Build™ (QVB) program.

We derive a significant portion of our net sales from three product lines. For the nine months ended September 30, 2006 and 2005, we derived approximately 81% and 78%, respectively, of our net sales from sales of our influenza, pregnancy and Group A Strep tests. In the U.S., we lead the professional market in these three product categories with an estimated 72%, 49% and 48% market share in influenza, pregnancy and Group A Strep products, respectively, as of June 30, 2006. Additionally, we derive a significant portion of our net sales from a relatively small number of distributors. Approximately 74% and 71% of our net sales for the nine months ended September 30, 2006 and 2005, respectively, were derived from sales through our five largest distributors in each of those periods.

Recent Developments

During the third quarter, we launched our QuickVue RSV test upon receiving clearance from the FDA. Our QuickVue RSV test allows for the rapid, qualitative detection of respiratory syncytial virus (RSV) directly from nasopharyngeal swab and nasopharyngeal aspirate specimens. This test is intended for use as an aid in the rapid diagnosis of acute RSV viral infections. RSV infection is recognized as the leading cause of hospitalization of children during the first year of life.  It is the leading cause of bronchiolitis and pneumonia in infants and small children under two years old, and increases an infant's risk of getting an ear infection, and may exacerbate asthma or other chronic lung conditions in both children and adults. With seasonality from late fall into the spring and many symptoms similar to those of the common cold and flu, RSV often goes undiagnosed or misdiagnosed, thus increasing the risk of serious health complications. In 2005/2006 clinical studies with nasopharyngeal aspirate specimens, our QuickVue RSV test correctly identified 99% of the patients infected with RSV and 92% of patients as negative for RSV when compared to cell culture, as well as 92% clinical sensitivity and specificity when using nasopharyngeal swab specimens.

In conjunction with previously disclosed communications between the Company and an industry participant, at the start of the fiscal fourth quarter, the Company entered into a sublicense agreement with a third party whereby the Company obtained a sublicense to certain lateral flow technology based on the terms of the agreement. Per the terms of the sublicense agreement, the Company made a one-time payment of $6.5 million to the third party during the fourth quarter of 2006 as consideration for the fully paid-up license, and the amount will be amortized ratably through the expiration of the applicable patents in December 2008.

Outlook

For the remainder of 2006 and in looking forward to 2007, we anticipate continued year-over-year revenue growth, including revenue from new product launches. We believe gross margins will continue to be positively affected by increased sales volumes and a more favorable product and geographical mix and increased average selling prices, offset by increased strategic investments in our operational infrastructure and the annualized net impact, during 2006, of the change in our royalty component. We expect continued growth in revenues in many of our core product lines through our focused efforts on QVB, as well as an expanded portfolio of product offerings. We expect a gradual conversion of the fecal occult blood test market from the current guaiac-based test to an immunochemical based test. Successful conversion of this market requires changing physician behavior through education, focused on clinical and economic validation. Additionally, we expect our recently launched RSV product to be a well received companion test to our QuickVue Influenza A+B test so that physicians are well prepared to diagnose and appropriately manage patients with influenza and/or RSV. We anticipate continued investment spending in marketing and clinical trials in support of our new product launches and to further validate the clinical efficacy and economic efficiency of our existing products. We expect research and development expense to continue to increase as we expand our capabilities to accelerate innovation and invest in research and development of new technologies.

You should also refer to the discussion in Item 1.A, “Risk Factors” in Part II of this report for further discussion of risks related to our business.

Results of Operations

Net Sales

Net sales increased 19% to $23.4 million for the three months ended September 30, 2006 from $19.7 million for the three months ended September 30, 2005 and increased 21% to $66.3 million for the nine months ended September 30, 2006 from $54.6 million for the nine months ended September 30, 2005. The increase for the three months ended September 30, 2006 was largely driven by an increase in sales of our influenza products of $3.9 million. The increase for the nine months ended September 30, 2006 was due to increased sales of our influenza and Group A Strep products of $8.0 million and $3.6 million, respectively. These two product lines accounted for 59% and 51% of our net sales for the nine months ended September 30, 2006 and September 30, 2005, respectively.

For both the three and nine months ended September 30, 2006, we believe revenue and market share related to these products has continued to increase due to successes related to our QVB programs, which have resulted in strengthened customer relationships and preferred partnership programs. The increase in our Group Strep A products was primarily related to the U.S. and Japanese markets, and driven by both increased volume and higher average selling prices. We believe that sales of our influenza products continue to increase as a result of increased market awareness and the demonstrated quality of our test. As of June 30, 2006, our U.S. professional market share is an estimated 48% and 72% for our Group A Strep and influenza products, respectively, and we are the market leader in both.

Research Contracts, License Fees and Royalty Income

Research contracts, license fees and royalty income remained constant at $0.3 million for the three months ended September 30, 2006 and 2005 and decreased to $0.9 million for the nine months ended September 30, 2006 from $2.9 million for the nine months ended September 30, 2005. The decrease for the nine months ended September 30, 2006 was primarily related to research contract revenue that we earned during the nine months ended September 30, 2005 in connection with achieving certain milestones under a joint development agreement with another company. During the second quarter of 2005, the joint development agreement was terminated. The remaining balance for the three months ended September 30, 2006 and 2005 relates to royalty payments received on a patented technology of ours utilized by third parties.

Cost of Sales and Gross Profit from Net Sales

Gross profit from net sales increased to $13.1 million for the three months ended September 30, 2006 from $10.4 million for the three months ended September 30, 2005 and increased to $36.8 million for the nine months ended September 30, 2006 from $30.3 million for the nine months ended September 30, 2005. Gross profit as a percentage of net sales increased to 56% for the three months ended September 30, 2006 from 53% for the three months ended September 30, 2005 and decreased to 55% for the nine months ended September 30, 2006 from 56% for the nine months ended September 30, 2005. For the three months ended September 30, 2006, the increase in gross profit as a percentage of sales was primarily due to increased volume, a more favorable product mix, and an increase in average selling prices, partially offset by increased strategic investment in our operational infrastructure. For the nine months ended September 30, 2006, the decrease in gross profit as a percentage of sales was primarily due to the 8.5% royalty we began paying on the majority of our products during the second quarter of 2005 related to the patent litigation settlement with Inverness Medical Innovations, Inc. (“IMA”), as discussed elsewhere in this report, and strategic investments in our operational infrastructure, partially offset by increased sales volume, a more favorable product mix and increased average selling price. In connection with the patent litigation settlement entered into during the second quarter of 2005, we are required, as of May 2005, to pay an 8.5% royalty on net sales of our current influenza, Group A Strep, pregnancy, H-Pylori, mononucleosis, chlamydia, iFOB and veterinary products. These product sales accounted for 93% and

88% of our net sales for the nine months ended September 30, 2006 and 2005, respectively. Royalty expense related to this settlement agreement was $1.9 million and $5.2 million for the three and nine months ended September 30, 2006, respectively. Also, for the nine months ended September 30, 2006, the gross profit as a percent of sales was favorably impacted compared to 2005 as we fulfilled the terms of an agreement with another party related to the development of our influenza product during the first quarter of 2005. We are no longer required to pay to this party a 6% royalty on sales of our influenza product. Our influenza products sales accounted for 34% and 27% of our net sales for the nine months ended September 30, 2006 and 2005, respectively.

Research and Development Expense

Research and development expense increased to $3.1 million for the three months ended September 30, 2006 from $3.0 million for the three months ended September 30, 2005 and increased to $9.9 million for the nine months ended September 30, 2006 from $9.3 million for the nine months ended September 30, 2005. Research and development expense as a percentage of net sales decreased to 13% of net sales for the three months ended September 30, 2006, as compared to 15% of net sales for the three months ended September 30, 2005 and decreased to 15% of net sales for the nine months ended September 30, 2006 from 17% of net sales for the nine months ended September 30, 2005. The primary components of this expense are personnel and material costs associated with development of potential new technologies and processes and with products under development.  In addition, we continue to incur substantial costs related to clinical trials as well as our overall efforts under our QVB programs.

Sales and Marketing Expense

Sales and marketing expense increased to $4.1 million for the three months ended September 30, 2006 from $3.6 million for the three months ended September 30, 2005 and increased to $12.3 million for the nine months ended September 30, 2006 from $11.8 million for the nine months ended September 30, 2005. Sales and marketing expense as a percentage of net sales decreased to 17% of net sales for the three months ended September 30, 2006, as compared to 18% of net sales for the three months ended September 30, 2005 and decreased to 19% of net sales for the nine months ended September 30, 2006 from 22% of net sales for the nine months ended September 30, 2005. We continue to invest in assessment of future product extensions and enhancements, market research (including voice of customer surveys), programs aimed at distribution partners and end user customers, and reimbursement related activities.

General and Administrative Expense

General and administrative expense increased to $3.3 million for the three months ended September 30, 2006 from $2.5 million for the three months ended September 30, 2005 and decreased to $9.5 million for the nine months ended September 30, 2006 from $9.6 million for the nine months ended September 30, 2005. General and administrative expense as a percentage of net sales increased to 14% of net sales for the three months ended September 30, 2006 from 13% of net sales for the three months ended September 30, 2005 and decreased to 14% of net sales for the nine months ended September 30, 2006 from 18% of net sales for the nine months ended September 30, 2005. The absolute dollar increase for the three months ended September 30, 2006 was primarily due to $0.6 million in personnel related costs associated with stock-based compensation and management incentive plans. The absolute dollar decrease for the nine months ended September 30, 2006 was due primarily to decreased legal fees of $2.1 million associated with the settlement of our intellectual property litigation with IMA in the first quarter of 2005, offset by an increase in personnel related costs associated with stock-based compensation and management incentive plans of $2.0 million.

Patent Litigation Settlement

As previously disclosed, during the second quarter of 2005, we entered into an agreement to settle certain patent litigation with IMA and recorded a charge of $17.0 million in the first quarter of 2005, which amount was paid in April 2005.

Amortization of Intangibles

On January 1, 2002, we adopted SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which eliminated the amortization of goodwill. SFAS No. 142 requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill in December 2005, and subsequently determined there were no impairment indicators as of September 30, 2006. A significant decline in our projected revenue or earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, loss of legal ownership or title to an asset, and any significant change in our strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results. Our other intangible assets, which are being amortized over a period of one to 12 years, include purchased technology, license agreements, patents, trademarks and a favorable lease.

Amortization expense increased to $0.8 million for the three months ended September 30, 2006 from $0.3 million for the three months ended September 30, 2005 and increased to $3.0 million for the nine months ended September 30, 2006 from $0.9 million for the nine months ended September 30, 2005. The increase for the three and nine months ended September 30, 2006 was due to the amortization of intellectual property related to two license agreements entered into during late 2005.

Other Income (Expense)

Interest income was $0.3 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and $1.1 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively, and relates primarily to interest earned on our cash and cash equivalents balance. Interest expense was $0.2 million for both the three months ended September 30, 2006 and 2005 and $0.6 million for both the nine months ended September 30, 2006 and 2005, and relates primarily to interest paid on obligations under capital leases, which are primarily related to our San Diego facility.

Income Taxes

We did not recognize income tax expense for the three and nine months ended September 30, 2006 as the income tax provision for such periods was offset by an income tax benefit from previously reserved deferred tax assets. We do not anticipate recording a tax provision during 2006 as we anticipate that any current tax provision will be adjusted by the recognition of an offsetting amount on previously reserved deferred tax assets.

During the three months ended March 31, 2005, we recorded a patent litigation settlement charge of $17.0 million and, under the terms of the settlement, we are required to pay net royalties on certain product sales. Due to the impact of this settlement, we reassessed the realizability of our deferred tax assets, which have been recognized primarily based on projected earnings. As a result of our subsequent estimates of projected earnings, related primarily to the effect of the settlement payment and ongoing net royalty payments, partially offset by a projected reduction in future litigation expenses, we concluded that we could not support the recognition of the same level of deferred tax assets that we had reported on our balance sheet as of December 31, 2004. Based primarily on these changes, we recorded an income tax expense of $3.0 million during the three months ended March 31, 2005.

Loss from discontinued operations, net of taxes

In the accompanying financial statements, our urinalysis and ultrasonometer businesses are reported as discontinued operations under SFAS 144. We discontinued all operations of our ultrasonometer business during the fourth quarter of 2004. During the second quarter of 2005, we sold certain assets of our urinalysis business for $0.5 million. Accordingly, the operations of both businesses were classified as discontinued operations in the statements of operations for the three and nine months ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006, our principal source of liquidity consisted of $30.6 million in cash and cash equivalents. Our working capital as of September 30, 2006 was $42.8 million.

Our earnings from continuing operations provided cash of $8.9 million for the nine months ended September 30, 2006. We had net earnings of $3.4 million and $6.1 million of depreciation and amortization of intangible assets. The increase in inventories of $0.9 million for the nine months ended September 30, 2006 is due primarily to increased production during the three month period ending September 30, 2006 to meet increased demand. Other changes in operating assets and liabilities included a decrease in accounts receivable, accounts payable and accrued royalties of $0.5 million, $1.0 million and $1.2 million, respectively, due to the seasonal decrease in net sales for the period ended September 30, 2006 compared to the period ended December 31, 2005.

Our investing activities used $3.5 million during the nine months ended September 30, 2006, primarily driven by the acquisition of manufacturing equipment and building improvements.

Our financing activities used $9.7 million of cash during the nine months ended September 30, 2006 and were related primarily to the repurchase of $11.6 million of our common stock and $0.5 million for payments on obligations under our capital leases related to our building in San Diego. These items were partially offset by proceeds of $2.3 million from the issuance of common stock under our equity incentive plans.

We have approximately $2.0 million of firm purchase commitments with respect to the acquisition of our new iFOB test as of the date of filing this report. These commitments largely relate to inventory component purchases relating to our iFOB test. We are planning approximately $1.3 million in capital expenditures for the remainder of 2006. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement facility expansion and improvements, and for information technology. We plan to fund these capital expenditures with cash flow from operations. We do not have any firm purchase commitments with respect to such planned expenditures as of the date of filing this report.

We currently have a $30.0 million credit facility (the “Senior Secured Credit Facility”), which has a three and a half year term, maturing on September 30, 2008. The Senior Secured Credit Facility is secured by substantially all of our assets and bears interest at a rate ranging from 0% to 1% plus the lender’s prime rate or, at our option, a rate ranging from 1.0% to 2.0% plus the London InterBank Offering Rate. The agreement governing our Senior Secured Credit Facility also contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The terms of the Senior Secured Credit Facility require us to comply with certain financial covenants, including: a minimum net worth, a maximum ratio of debt drawn under the Senior Secured Credit Facility to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a fixed charge coverage ratio, and minimum EBITDA. As of September 30, 2006, we had $30.0 million of availability under the Senior Secured Credit Facility and we believe we were in compliance with all covenants.

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

Off-Balance Sheet Arrangements

At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted on or after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

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

Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock options expected to vest is adjusted by estimated forfeiture rates. The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model. Compensation expense for restricted stock awards (“stock awards”) is measured at the grant date and recognized ratably over the vesting period. The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date. For stock awards granted prior to December 31, 2005, vesting is based on both the service period as well as the achievement of Company performance goals. Meeting the performance goals for these awards allows for acceleration of a portion of the stock awards. A majority of the stock awards granted in March 2006 were performance based and vesting is tied to achievement of Company goals. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

We record revenues from product sales. These revenues are recorded net of rebates and other discounts which are estimated at the time of sale. The rebates and other discounts are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue from product sales is recorded upon passage of title and risk of loss to the customer. Change in title to the product and recognition of revenue occur upon delivery to the customer when sales terms are FOB destination and at the time of shipment when the sales terms are FOB shipping point. We also earn income from the licensing of technology and have previously earned income from performing services under a joint development agreement. Royalty income from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee. Income earned from licensing activities is classified under revenues as license fees in the accompanying consolidated statements of operations.

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

For indefinite-lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with the carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. SFAS No. 142 requires periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill as of December 31, 2005 and subsequently determined there were no impairment indicators as of September 30, 2006.

We did not recognize income tax expense for the nine months ended September 30, 2006 as the income tax provision for such period was offset by an income tax benefit from previously reserved deferred tax assets. We do not anticipate recording a tax provision during 2006 as we anticipate that any current tax provision will be adjusted by the recognition of an offsetting amount on previously reserved deferred tax assets.

Although realization is not assured, we have concluded that it is more likely than not that the remaining portion of deferred tax assets at September 30, 2006 for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, primarily our projected earnings. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

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

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the risk of currency exchange rate fluctuations, which are primarily accounted for as an adjustment to stockholders’ equity as they relate to our foreign subsidiaries whose functional currency is their local currency. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations and have historically not been material. Nonetheless, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive income component of stockholders’ equity we report. However, such effect in the accounts of our foreign subsidiaries is not expected to be material in any reporting period.

The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at September 30, 2006. Based on our market risk sensitive instruments outstanding at September 30, 2006 and 2005, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of September 30, 2006, our cash and cash equivalents were placed in money market and/or overnight funds that are highly liquid and which we believe are not subject to material market fluctuation risk.

ITEM 4.                Controls and Procedures

Evaluation of disclosure controls and procedures.   We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.   There was no change in our internal controls during the three months ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                Legal Proceedings

Not applicable.

Item 1A.                Risk Factors

There are no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than changes to the first two risk factors below.

RISK FACTORS

Risks Related to Our Business

Our operating results may fluctuate adversely as a result of many factors that are outside our control.

Fluctuations in our operating results, for any reason, could cause our growth or operating results to fall below the expectations of investors and securities analysts. For the nine months ended September 30, 2006, net sales increased 21% to $66.3 million from $54.6 million for the nine months September 30, 2005. For further discussion of this increase, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for “Net Sales” included in this report.

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

•       timing of onset, the length, and severity of the cold, RSV and flu seasons;

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

•       changes in the level of competition, such as would occur if one of our larger and better financed competitors introduced a more clinically accurate or lower priced product to compete with one of our products;

•       changes in the reimbursement systems or reimbursement amounts that end users rely upon in choosing to use our products;

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

In order to remain competitive and profitable, we must expend considerable resources to introduce new technologies and products and develop new markets. Our failure to successfully introduce new technologies and products and develop new markets could have a material adverse effect on our business and prospects.

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

•       develop and maintain key relationships with third parties and cooperative collaborations; and

•       Pursue licensing, acquisition and partnership opportunities that meet our dedicated focus on Research to RapidsTM.

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

Although we have many distributor relationships, the market is dominated by a small group of these distributors. Five of our distributors, which are considered to be among the market leaders, accounted for approximately 74% and 71% of our net sales for the nine months ended September 30, 2006 and 2005, respectively. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives were timely found or lost sales to one distributor are absorbed by another distributor. Finding a suitable alternative may pose challenges in our industry’s competitive environment, and another suitable distributor may not be found on satisfactory terms. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If net sales to these or any of our other significant distributors were to decrease in any material amount in the future, our business, operating results and financial condition could be materially and adversely affected.

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

In addition to competition from laboratories, our POC diagnostic tests compete with similar products made by our competitors. As of June 30, 2006, our estimated U.S. professional market share for our key POC products was 72% for influenza, 49% for pregnancy and 48% for Group A Strep tests. There are, however, a large number of multinational and regional competitors making investments in competing technologies and products, including several large pharmaceutical and diversified healthcare companies. These competitors include IMA (and their affiliates), Beckman Coulter Primary Care Diagnostics, Fisher Scientific Corporation, Genzyme Diagnostics Corporation, and Becton Dickinson and Company. We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors’ products are more effective than ours or acquire market share from our products through more effective marketing or competitive pricing, our net sales and profits could be materially and adversely affected. Competition also has the effect of limiting the prices we can charge for our products.

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

Our products are sold internationally, primarily to our customers in Japan and Europe. We currently sell and market our products by channeling products through distributor organizations and sales agents. Sales to foreign customers accounted for 19% and 22% of our net sales for the nine months ended September 30, 2006 and 2005, respectively. International sales are subject to inherent economic, political and regulatory risks, which could increase our operating costs, result in shipment delays and impede our international growth. These foreign risks include:

•       compliance with new and changing registration requirements, our inability to benefit from registration for our products, inasmuch as registration may be controlled by a distributor, and tariffs or other barriers as we continue to expand into new countries and geographic regions;

•       exposure to currency exchange fluctuations, such as the 8% increase in value of the Euro against the U.S. dollar for nine months ended September 30, 2006. We also have exposure to the Japanese Yen, which did not materially change in value against the U.S. dollar for the nine months ended September 30, 2006;

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, recent SEC regulations and NASDAQ Marketplace rules and regulations, are creating significant expenses and uncertainty for companies such as ours. These recent or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management and Board of Directors time and attention from revenue-generating activities and operational oversight to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities or others may initiate legal proceedings against us and we may be adversely impacted.

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

The market price of our common stock has been volatile and has fluctuated substantially in the past. For example, between September 30, 2005 and September 30, 2006, the price of our common stock, as reported on NASDAQ, has ranged from a low of $8.14 to a high of $15.51. We expect our common stock to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

In addition, the stock market, in general, and the market for technology companies, in particular, have experienced significant price and volume fluctuations that, at times, have been unrelated or disproportionate to the operating performance of the relevant companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Future sales by existing stockholders could depress the market price of our common stock.

Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our common stock. As of September 30, 2006:

•       approximately 33.3 million shares of our common stock had been issued in registered offerings and 32.7 million are freely tradable in the public markets, and 0.6 million relate to restricted shares; and

•       approximately 2.3 million shares of our common stock were issuable upon exercise of outstanding stock options under our various equity incentive plans at a weighted-average exercise price of $5.91.

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

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended September 30, 2006.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)
Beginning balance—July 1, 2006	355,500	$8.84	355,500	$21,800,000
July 1—July 30, 2006	706,259	9.44	706,259	15,100,000
August 1—August 31, 2006	190,243	9.00	190,243	13,400,000
September 1—September 30, 2006	—	—	—	13,400,000
Ending balance—September 30, 2006	1,252,002	$9.20	1,252,002	$13,400,000

       (1) In September 2005, we announced that our Board of Directors had authorized us to repurchase up to $25.0 million in shares of our common stock. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire no later than May 19, 2007 unless extended by our Board of Directors.

In addition to the stock repurchase program noted above 394 shares of common stock, at a cost of $9.94 per share, were repurchased by us in connection with payment of tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended September 30, 2006.

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

Date: November 3, 2006	QUIDEL CORPORATION
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