Form 10-Q
period 2007-03-31
QUIDEL CORP /DE/
filed 2007-05-07
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2007, 32,435,249 shares of common stock were outstanding.

PART I   FINANCIAL INFORMATION

ITEM 1.                    Financial Statements

QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$38,980	$36,625
Accounts receivable, net	11,479	18,139
Inventories	8,947	9,625
Deferred tax asset—current	1,590	1,590
Prepaid expenses and other current assets	2,222	1,690
Total current assets	63,218	67,669
Property, plant and equipment, net	19,348	20,058
Intangible assets, net	17,242	18,797
Deferred tax asset—non-current	17,719	20,065
Other non-current assets	496	459
Total assets	$118,023	$127,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,823	$3,832
Payroll and related expenses	3,827	4,868
Accrued royalties	2,825	3,559
Current portion of obligations under capital leases	697	675
Other current liabilities	2,050	1,672
Total current liabilities	12,222	14,606
Capital leases, net of current portion	7,579	7,764
Deferred rent	1,326	1,402
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized, none issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.001 par value per share; 50,000 shares authorized, 32,668 and 33,530 shares issued and outstanding March 31, 2007 and December 31, 2006, respectively	33	33
Additional paid-in capital	143,447	155,357
Accumulated deficit	(46,584)	(52,114)
Total stockholders’ equity	96,896	103,276
Total liabilities and stockholders’ equity	$118,023	$127,048

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data; unaudited)

	Three months ended March 31,
	2007	2006
REVENUES
Total revenues	$33,934	$27,050
COSTS AND EXPENSES
Cost of sales (excludes amortization of intangible assets)	12,952	10,514
Research and development	3,364	3,279
Sales and marketing	4,655	4,058
General and administrative	3,696	2,952
Amortization of intangibles	1,524	1,065
Total costs and expenses	26,191	21,868
Operating income	7,743	5,182
OTHER INCOME (EXPENSE)
Interest income	442	317
Interest expense	(183)	(194)
Other income (expense)	(40)	23
Total other income	219	146
Income before taxes	7,962	5,328
Provision for income taxes	3,145	—
Net Income	$4,817	$5,328
Basic earnings per share	$0.15	$0.16
Diluted earnings per share	0.14	0.15
Shares used in basic per share calculation	32,655	33,269
Shares used in diluted per share calculation	33,629	34,708

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$4,817	$5,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,618	2,012
Loss on disposal of property, plant and equipment	6	—
Stock-based compensation expense	1,259	633
Deferred income taxes	3,145	—
Changes in assets and liabilities:
Accounts receivable	6,660	2,322
Inventories	678	431
Prepaid expenses and other current assets	(532)	(853)
Accounts payable	(1,009)	(1,136)
Accrued payroll and related expenses	(1,041)	(953)
Accrued royalties	(734)	(999)
Other accrued liabilities	216	(1009)
Net cash provided by operating activities	16,083	5,776

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(336)	(1,125)
Other assets	(60)	54
Net cash used for investing activities	(396)	(1,071)

FINANCING ACTIVITIES:
Payments on capital lease obligation	(163)	(161)
Payments to acquire common stock	(13,495)	—
Proceeds from issuance of stock under stock plans	326	325
Net cash provided by (used for) financing activities	(13,332)	164
Effect of exchange rate changes on cash and cash equivalents	—	4
Net increase in cash and cash equivalents	2,355	4,873
Cash and cash equivalents, beginning of period	36,625	34,930
Cash and cash equivalents, end of period	$38,980	$39,803

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$181	$194
Cash paid during the period for income taxes	$182	$—

See accompanying notes.

Quidel Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Quidel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at March 31, 2007, and for the three months ended March 31, 2007 and 2006, is unaudited. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K.

The Company’s first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, the calendar quarter end date is used herein.  The three-month period ended March 31, 2007 included 13 weeks, while the three-month period ended March 31, 2006 included 12 weeks.

Reclassification—Certain amounts from the prior year have been reclassified to conform to the March 31, 2007 financial statement presentation.

Note 2. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net income	$4,817	$5,328
Foreign currency translation adjustment	—	4
Comprehensive income	$4,817	$5,332

Note 3. Computation of Earnings Per Share

Basic earnings per share were computed by dividing net earnings by the weighted-average number of common shares outstanding, including vested restricted stock awards, during the period. Diluted earnings per share reflects the potential dilution that would occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested restricted stock awards. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested restricted stock awards. The Company has awarded restricted stock with both service-based as well as performance-based vesting provisions. Stock awards based on performance only are not included in the calculation of earnings per share until the performance criteria are met. For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share, as their impact would be anti-dilutive. For periods in which the Company has earnings, out-of-the-money stock options (i.e., the average stock price during the period is below the exercise price of the stock option) are not included in diluted earnings per common share as their effect is anti-dilutive.

The following table reconciles the weighted-average shares used in computing basic and diluted earnings per share in the respective periods (in thousands; unaudited):

	Three months ended March 31,
	2007	2006
Shares used in basic earnings per share (weighted-average common shares outstanding)	32,655	33,269
Effect of dilutive stock options and restricted stock awards	974	1,439
Shares used in diluted earnings per share calculation	33,629	34,708

Note 4. Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$4,349	$4,296
Work-in-process	2,254	2,692
Finished goods	2,344	2,637
	$8,947	$9,625

Note 5. Income Taxes

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which modifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 on January 1, 2007 and recognized a cumulative-effect adjustment of $0.7 million, increasing retained earnings.  As of January 1, 2007, we had $6.0 million of unrecognized tax benefits. If recognized, approximately $4.9 million, net of federal tax benefits, would be recorded as a component of income tax expense. While the Company’s interest and penalties related to unrecognized tax benefits is immaterial, the Company’s policy is to recognize such expenses as tax expense.

The Company is subject to periodic audits by domestic and foreign tax authorities. The Company’s tax years for 1993 and forward are subject to examination by the U.S. authorities due to the carryforward of unutilized net operating losses and research and development credits. With few exceptions, the Company’s tax years for 1999 and forward are subject to examination by state and foreign tax authorities.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

Note 6. Line of Credit

In April 2007, the Company amended its credit facility (the “Senior Secured Credit Facility”). The amendment revised certain loan covenants to allow for an increase in the amount of shares that the Company may repurchase under its current stock repurchase program.  As of March 31, 2007, the Company had no borrowings under the Senior Secured Credit Facility.

Note 7. Stockholders’ Equity

During the three months ended March 31, 2007, 377,144 shares of restricted stock were awarded, 51,380 shares of common stock were issued due to the exercise of stock options and 11,180 shares of common stock were issued in connection with the Company’s employee stock purchase plan (“ESPP”), resulting in proceeds to the Company of approximately $0.3 million.  Additionally, during the three months ended March 31, 2007, 1,252,439 shares of outstanding common stock were repurchased for approximately $13.5 million, which primarily included shares repurchased under the Company’s share repurchase program, but also included shares repurchased in connection with payment of tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended March 31, 2007.

During March 2007, the Company’s Board of Directors authorized the Company to repurchase up to an additional $25.0 million in shares of its common stock under its share repurchase program.  From April 2, 2007 through April 30, 2007, the Company repurchased an additional 0.3 million shares of common stock at a cost of approximately $3.4 million.

Note 8. Stock-Based Compensation

The Company’s net income for the three months ended March 31, 2007 and March 31, 2006 includes $1.3 million and $0.7 million, respectively, of compensation expense related to the Company’s stock-based compensation plans.  Compensation costs capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three months ended March 31, 2007 and 2006. The compensation expense related to the Company’s stock-based compensation plans included in the statement of income for the three months ended March 31, 2007 and 2006 is as follows: cost of sales of $0.1 million for both periods; research and development of $0.2 million and $0.1 million, respectively; sales and marketing of $0.1 million for both periods; and general and administrative of $0.9 million and 0.4 million, respectively.

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

	Three months ended March 31,
	2007	2006
Expected option life (in years)	4.55	4.54
Volatility rate	0.71	0.76
Risk-free interest rate	4.54%	4.35%
Forfeiture rate	12.7%	12.7%
Dividend rate	0%	0%

The computation of the expected option life is based on a weighted-average calculation combining the average life of options that have already been exercised and post-vest cancellations with the estimated life of the remaining vested and unexercised options. The expected volatility is based on the historic volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve over the expected term of the option. The Company’s estimated forfeiture rate is based on its historic experience. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each option granted during the three months ended March 31, 2007, estimated as of the grant date using the Black-Scholes option valuation model, was $7.98 per option. The total intrinsic value of options exercised was $0.4 million during the three months ended March 31, 2007.  As of March 31, 2007, total unrecognized compensation cost related to stock options was approximately $3.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years.

Restricted Stock Awards

The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date, or as described below in the case of performance-based stock grants. Compensation expense for stock awards is measured at the grant date and recognized ratably over the vesting period.  Stock awards granted in the first quarter of 2007 are performance based and tied to the achievement of three-year performance goals and lapse at the end of the three-year period depending upon the Company’s achievement of predetermined revenue and earnings before interest taxes, depreciation and amortization (EBITDA) goals.  The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance related goals.  This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable.  The measurement date of the performance-based stock grants takes place when the grant is authorized and the specific achievement goals are communicated.  The communication date of the performance goals can impact the valuation and associated expense of the stock grant.

The total amount of unrecognized compensation cost related to nonvested stock awards as of March 31, 2007 was approximately $6.6 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Note 9. Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented $5.1 million (15%) and $4.7 million (18%) of net sales for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, balances due from foreign customers were $2.9 million and $5.5 million, respectively.

The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Three months ended March 31,
	2007	2006
Customer:
A	17%	20%
B	17%	16%
C	7%	16%
D	9%	11%
	50%	63%

As of March 31, 2007, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $7.2 million while, at December 31, 2006, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $9.0 million.

ITEM 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.

Future Uncertainties and Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those currently expected. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the length and severity of cold and flu seasons, uncertainty surrounding the detection of novel influenza viruses involving human specimens, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, technological changes and uncertainty with research and technology development, including any future molecular-based technology, the reimbursement system currently in place and future changes to that system, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”), intellectual property, product liability, environmental or other litigation, required patent license fee payments not currently reflected in our costs, potential inadequacy of booked reserves and possible impairment of goodwill, and lower than anticipated sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The risks described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the Consolidated Financial Statements and notes thereto beginning on page 3 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements.

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

Our total revenues increased to $33.9 million for the three months ended March 31, 2007 from $27.1 million for the three months ended March 31, 2006. This growth was largely driven by increased domestic sales of our influenza tests.  Our growth rate was also favorably impacted by the global growth of our Group A Strep tests.  We continued to focus our efforts to strengthen market and brand leadership in infectious disease and reproductive health by delivering economic and clinical proof through our Quidel Value Build™ (“QVB™”) program.

We derive a significant portion of our total revenue from three product lines. For the three months ended March 31, 2007 and 2006, we derived approximately 82% and 85%, respectively, of our total revenue from sales of our influenza, Group A Strep and pregnancy tests. Additionally, we derive a significant portion of our total revenue from a relatively small number of distributors. Approximately 50% and 63% of our total revenue for the three months ended March 31, 2007 and 2006, respectively, were derived from sales through our four largest distributors.

In March 2007, we entered into a supply agreement with Laboratory Corporation of America® holdings (“LabCorp”), to sell our new immunochemical Fecal Occult Blood test (“iFOB” test). The QuickVue® iFOB patient collection kits will be distributed to patients throughout LabCorp’s patient service centers and physician clients nationwide, and the QuickVue iFOB tests will be utilized at LabCorp’s regional laboratories.

Outlook

For the remainder of 2007, we anticipate continued period-over-period revenue growth in our core products and from recent product launches. We believe gross margins will continue to be positively affected by increased average selling prices, and a more favorable product and geographical mix, partially offset by increased strategic investments in our operational infrastructure. We have continued to see quarter-over-quarter increases in sales of our iFOB test. We expect a gradual conversion of the fecal occult blood test market from the current guaiac-based test to an immunochemical-based test. Successful conversion of this market requires changing physician behavior through education, focused in part on clinical and economic validation.  Additionally, we expect our recently launched respiratory syncytial virus (“RSV”) product to be a well-received companion test to our QuickVue Influenza A+B test so that physicians are well prepared to diagnose and appropriately manage patients with influenza and/or RSV. The influenza season in Japan appears to have been mild for a second consecutive year, and we have experienced downward pricing pressure at the same time. In this regard, we are evaluating our strategy in light of these overall market dynamics.

We expect continued investment spending in marketing and clinical trials in support of our new product launches and to further validate the clinical efficacy and economic efficiency of our existing products, primarily influenza. We continue to conduct internal and external validations of our tests as compared to several domestic and international competitive tests. We anticipate having results of these studies presented and published in several venues in 2007 and 2008. We are also making significant investments in our sales force in an effort to further support our leadership position and enable us to take advantage of potential or further opportunities in POC diagnostics. We expect research and development expense to continue to increase as we seek to expand our capabilities to accelerate innovation and invest in research and development of new technologies.

Results of Operations

Total Revenues and Gross Margin

Three months ended March 31, 2007 compared to three months ended March 31, 2006

The following table compares revenues and gross margin for the three months ended March 31, 2007 and 2006 (in thousands, except percentages):

	For the three months ended March 31,		$ increase	% increase
	2007	2006	(decrease)	(decrease)
Net product sales	$33,654	$26,673	$6,981	26%
Royalty income and license fees	280	377	(97)	(26)%
Total revenues	$33,934	$27,050	$6,884	25%
Gross margin	62%	61%

The increase in total revenues was largely driven by an incremental increase in sales of our influenza and Group A Strep products of $2.9 million and $2.4 million, respectively.  We believe revenue from these products has continued to increase due to successes related to our QVB programs, which have resulted in strengthened customer relationships and preferred partnership programs. We believe that sales of our influenza products continue to increase as a result of increased market awareness and the demonstrated quality of our tests. We believe our average selling prices in the U.S. have continued to increase largely as a result of our clinical proof claims and product quality, while we have experienced downward pressure in the Japanese market as a result of reimbursement changes and increased competition. The increase in our Group A Strep product revenues was primarily related to increased volume and higher average selling prices in the U.S., as well as increased volume in many of our international markets.   Sales of our influenza and Group A Strep products accounted for 70% of our total revenue for three months ended March 31, 2007 compared to 68% for three months ended March 31, 2006.

Royalty income and license fees primarily relates to payments earned on patented technologies utilized by third parties.

Cost of Sales and Gross Profit from Total Revenues

Gross profit from total revenues increased to $21.0 million for the three months ended March 31, 2007 from $16.5 million for the three months ended March 31, 2006. Our gross profit and margin increases were primarily driven by higher average selling prices and improved manufacturing productivity, partially offset by a slightly less favorable product mix.

Operating Expenses

The following table compares operating expenses for the three months ended March 31, 2007 and 2006 (in thousands, except percentages):

	For the three months ended March 31,
	2007		2006
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	$ increase	% increase
Research and development	$3,364	10%	$3,279	12%	$85	3%
Sales and marketing	4,655	14%	4,058	15%	597	15%
General and administrative	3,696	11%	2,952	11%	744	25%

Research and Development Expense

The primary components of research and development expense are personnel and material costs associated with development of potential new technologies and processes and with products under development.  In addition, we continue to incur substantial costs related to clinical trials as well as our overall efforts under our QVB programs.

Sales and Marketing Expense

The increase in sales and marketing expense is primarily related to our overall increased investment in our sales force to further support our leadership position and seek to take advantage of further opportunities in POC diagnostics.  Other key components of this expense relate to continued investment in assessing future product extensions and enhancements, market research (including voice of customer surveys), programs aimed at distribution partners and end-user customers and reimbursement-related activities and product shipment costs.

General and Administrative Expense

The increase in general and administrative expense for the three months ended March 31, 2007 was primarily related to an increase in stock compensation expense, including costs associated with the departure of our former Chief Financial Officer and hiring a new Chief Financial Officer.

Amortization of Intangibles

The increase in amortization of intangibles for the three months ended March 31, 2007 was largely due to the amortization of intellectual property related to a license agreement entered into during late 2006.

We completed our annual evaluation for impairment of goodwill in December 2006 and subsequently determined that there were no impairment indicators as of March 31, 2007.  A significant decline in our projected revenue or earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, loss of legal ownership or title to an asset and any significant change in our strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results. Our other intangible assets, which are being amortized over a period of two to twelve years, include purchased technology, license agreements, patents, trademarks and a favorable lease.

Other Income (Expense)

The increase in interest income is largely related to the increase in our average cash balance during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  Interest expense relates to interest paid on obligations under capital leases, which are primarily associated with our San Diego facility.

Income Taxes

The effective tax rate for the three months ended March 31, 2007 was 39.5%, while we did not recognize tax expense in the first quarter of 2006 as the income tax provision was offset by the reversal of deferred tax asset valuation allowances recorded in prior years.

Liquidity and Capital Resources

As of March 31, 2007, our principal sources of liquidity consisted of $39.0 million in cash and cash equivalents, as well as the $30.0 million available to us under our Senior Secured Credit Facility. Our working capital as of March 31, 2007 was $51.1 million.

Our cash provided by operating activities was $16.1 million for the three months ended March 31, 2007. We had net income of $4.8 million, including $2.6 million of depreciation and amortization of intangible assets. Other changes in operating assets and liabilities included a decrease in accounts receivable, inventory, accounts payable, payroll and related expenses, and accrued royalties of $6.7 million, $0.7 million, $1.0 million, $1.0 million, and $0.7 million, respectively.  The decreases in accounts receivable, inventory, accounts payable and accrued royalties were largely due to seasonal demand fluctuations of our influenza and Group A Strep products, while the decrease in payroll and related expenses was largely related to payments made during the period under our 2006 employee compensation programs.

Our investing activities used $0.4 million during the three months ended March 31, 2007. This included $0.3 million for the acquisition of production and scientific equipment.

We are planning approximately $5.7 million in capital expenditures for the remainder of 2007. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement facility expansion and improvements, and for information technology. We plan to fund these capital expenditures with cash flow from operations. We do not have any firm purchase commitments with respect to such planned capital expenditures as of the date of filing this report.  However, we have approximately $1.9 million of firm inventory purchase commitments with respect to the acquisition of our iFOB test as of March 31, 2007.

Our financing activities used $13.3 million of cash during the three months ended March 31, 2007. This was primarily related to the repurchase of approximately 1.2 million shares of stock at a cost of $13.5 million and payments on obligations under our capital leases related to our building in San Diego of $0.2 million, partially offset by proceeds of $0.3 million received from the issuance of common stock under our equity incentive plans.

We currently have a $30.0 million credit facility (the “Senior Secured Credit Facility”), which has a three and a half year term, maturing on June 30, 2008. The Senior Secured Credit Facility is secured by substantially all of our assets and bears interest at a rate ranging from 0% to 1% plus the lender’s prime rate or, at our option, a rate ranging from 1.0% to 2.0% plus the London InterBank Offering Rate. The agreement governing our Senior Secured Credit Facility also contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The terms of the Senior Secured Credit Facility require us to comply with certain financial covenants, including: a minimum net worth, a maximum ratio of debt drawn under the Senior Secured Credit Facility to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a fixed charge coverage ratio, and minimum EBITDA. As of March 31, 2007, we had $30.0 million of availability under the Senior Secured Credit Facility and we were in material compliance with all covenants.

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

Off-Balance Sheet Arrangements

At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognized a cumulative-effect adjustment of $0.7 million, increasing the January 1, 2007 balance of retained earnings. See Note 5 for more information on income taxes.

Except for the adoption of FIN 48, there have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.                    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2007. Based on our market risk sensitive instruments outstanding at March 31, 2007 and 2006, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of March 31, 2007, our cash and cash equivalents were placed in money market and/or overnight funds that are highly liquid and which we believe are not subject to material market fluctuation risk.

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

ITEM 4.                    Controls and Procedures

Evaluation of disclosure controls and procedures.   We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.   There was no change in our internal control over financial reporting during the three months ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                    Legal Proceedings

None.

ITEM 1A.           Risk Factors

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.   For a detailed description of our risk factors, refer to Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2007.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(2)
January 1 - January 31, 2007	—	—	—	$13,400,000
February 1 - February 28, 2007	—	—	—	13,400,000
March 1 - March 31, 2007	1,252,439	10.78	1,228,474	25,200,000
Total	1,252,439	$10.78	1,228,474	$25,200,000

(1)                                  In addition to our stock repurchase program, 23,965 shares of common stock were repurchased by us in connection with payment of tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended March 31, 2007.

(2)                                  In June 2005, we first announced that our Board of Directors had authorized us to repurchase up to $25.0 million in shares of our common stock under a stock repurchase program. In addition, in March 2007, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under the repurchase program.  Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire no later than March 9, 2009 unless extended by our Board of Directors.

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

10.2(1)	Annual Base Salary for the Company’s Executive Officers effective as of March 5, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 20, 2007.)

10.3(1)	Registrant’s 2006 Cash Bonus Awards. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 20, 2007.)

10.4(1)	2007 Executive Officer Equity Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 4, 2007.)

10.5(1)	Form of 2007 Executive Officer Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 4, 2007.)

10.6(1)	2007 Short-Term Cash Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 4, 2007.)

31.1*	Certification by Chief Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Chief Executive Officer and Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

(1)             Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2007	QUIDEL CORPORATION

/s/ CAREN L. MASON
Caren L. Mason
President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ JOHN M. RADAK
John M. Radak
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

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

10.2(1)	Annual Base Salary for the Company’s Executive Officers effective as of March 5, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 20, 2007.)

10.3(1)	Registrant’s 2006 Cash Bonus Awards. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 20, 2007.)

10.4(1)	2007 Executive Officer Equity Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 4, 2007.)

10.5(1)	Form of 2007 Executive Officer Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 4, 2007.)

10.6(1)	2007 Short-Term Cash Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 4, 2007.)

31.1*	Certification by Chief Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Chief Executive Officer and Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

(1)             Indicates a management plan or compensatory plan or arrangement.