Form 10-Q
period 2007-06-30
QUIDEL CORP /DE/
filed 2007-07-27
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 18, 2007, 32,499,923 shares of common stock were outstanding.

PART I   FINANCIAL INFORMATION

ITEM 1.                    Financial Statements

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands; unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$36,893	$36,625
Accounts receivable, net	8,242	18,139
Inventories	10,236	9,625
Deferred tax asset—current	1,590	1,590
Prepaid expenses and other current assets	2,413	1,690
Total current assets	59,374	67,669
Property, plant and equipment, net	19,227	20,058
Intangible assets, net	15,948	18,797
Deferred tax asset—non-current	18,837	20,065
Other non-current assets	496	459
Total assets	$113,882	$127,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,077	$3,832
Payroll and related expenses	4,348	4,868
Accrued royalties	1,720	3,559
Current portion of obligations under capital leases	719	675
Other current liabilities	1,345	1,672
Total current liabilities	12,209	14,606
Capital leases, net of current portion	7,390	7,764
Deferred rent	1,249	1,402
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized, none issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.001 par value per share; 50,000 shares authorized, 32,500 and 33,530 shares issued and outstanding June 30, 2007 and December 31, 2006, respectively	32	33
Additional paid-in capital	141,291	155,357
Accumulated deficit	(48,289)	(52,114)
Total stockholders’ equity	93,034	103,276
Total liabilities and stockholders’ equity	$113,882	$127,048

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
REVENUES
Total revenues	$18,580	$16,471	$52,514	$43,521
COSTS AND EXPENSES
Cost of sales (excludes amortization of intangible assets)	9,316	8,669	22,268	19,183
Research and development	3,282	3,498	6,646	6,777
Sales and marketing	4,729	4,174	9,384	8,232
General and administrative	3,117	3,273	6,813	6,225
Amortization of intangibles	1,298	1,065	2,822	2,130
Total costs and expenses	21,742	20,679	47,933	42,547
Operating income (loss)	(3,162)	(4,208)	4,581	974
OTHER INCOME (EXPENSE)
Interest income	490	407	932	724
Interest expense	(193)	(191)	(376)	(385)
Other income (expense)	36	(57)	(4)	(34)
Total other income	333	159	552	305
Income (loss) before taxes	(2,829)	(4,049)	5,133	1,279
Provision (benefit) for income taxes	(1,117)	—	2,028	—
Net income (loss)	$(1,712)	$(4,049)	$3,105	$1,279
Basic earnings (loss) per share	$(0.05)	$(0.12)	$0.10	$0.04
Diluted earnings (loss) per share	(0.05)	(0.12)	0.09	0.04
Shares used in basic per share calculation	31,682	33,347	32,178	33,310
Shares used in diluted per share calculation	31,682	33,347	33,156	34,797

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six months ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$3,105	$1,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,055	4,222
Stock-based compensation expense	2,421	1,567
Deferred income taxes	1,941	—
Changes in assets and liabilities:
Accounts receivable	9,897	9,652
Inventories	(611)	(654)
Prepaid expenses and other current assets	(723)	(534)
Accounts payable	245	(1,544)
Accrued payroll and related expenses	(520)	(839)
Accrued royalties	(1,839)	(2,001)
Other accrued liabilities	(473)	(1,168)
Net cash provided by operating activities	18,498	9,980

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,255)	(2,956)
Acquisition of intangibles	(75)	—
Other assets	(83)	106
Net cash used for investing activities	(1,413)	(2,850)

FINANCING ACTIVITIES:
Payments on capital lease obligation	(330)	(325)
Payments to acquire common stock	(17,774)	(3,091)
Proceeds from issuance of stock under stock plans	1,287	398
Net cash used for financing activities	(16,817)	(3,018)
Effect of exchange rate changes on cash and cash equivalents	—	19
Net increase in cash and cash equivalents	268	4,131
Cash and cash equivalents, beginning of period	36,625	34,930
Cash and cash equivalents, end of period	$36,893	$39,061

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$374	$385
Cash paid during the period for income taxes	$188	$—

See accompanying notes.

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Quidel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, is unaudited. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K.

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter.   For ease of reference, the calendar quarter end date is used herein.  The three and six month periods ended June 30, 2007 included 13 weeks and 26 weeks, respectively, while the three and six month periods ended June 30, 2006 included 13 weeks and 25 weeks, respectively.

Reclassification—Certain amounts from the prior year have been reclassified to conform to the June 30, 2007 financial statement presentation.

Note 2. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(1,712)	$(4,049)	$3,105	$1,279
Foreign currency translation adjustment	—	15	—	19
Comprehensive income (loss)	$(1,712)	$(4,034)	$3,105	$1,298

Note 3. Computation of Earnings Per Share

Basic earnings per share were computed by dividing net earnings by the weighted-average number of common shares outstanding, including vested restricted stock awards, during the period. Diluted earnings per share reflects the potential dilution that would occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested, time-based restricted stock awards. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested, time-based restricted stock awards. The Company has awarded restricted stock with both time-based as well as performance-based vesting provisions. Stock awards based on performance only are not included in the calculation of earnings per share until the performance criteria are met. For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share, as their impact would be anti-dilutive. For periods in which the Company has earnings, out-of-the-money stock options (i.e., the average stock price during the period is below the exercise price of the stock option) are not included in diluted earnings per common share as their effect is anti-dilutive.

The following table reconciles the weighted-average shares used in computing basic and diluted earnings per share in the respective periods (in thousands; unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Shares used in basic earnings per share (weighted-average common shares outstanding)	31,682	33,347	32,178	33,310
Effect of dilutive stock options and restricted stock awards	—	—	978	1,487
Shares used in diluted earnings per share calculation	31,682	33,347	33,156	34,797

Note 4. Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$5,348	$4,296
Work-in-process	2,721	2,692
Finished goods	2,167	2,637
	$10,236	$9,625

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

The Company adopted FIN 48 on January 1, 2007 and recognized a cumulative-effect adjustment of $0.7 million, increasing retained earnings.  As of January 1, 2007, the Company had $6.0 million of unrecognized tax benefits. If recognized, approximately $4.9 million, net of federal tax benefits, would be recorded as a component of income tax expense. For the six months ended June 30, 2007, there were no material changes in unrecognized tax benefits. While the Company’s interest and penalties related to unrecognized tax benefits is immaterial, the Company’s policy is to recognize such expenses as tax expense.

The Company is subject to periodic audits by domestic and foreign tax authorities. The Company’s tax years for 1993 and forward are subject to examination by the U.S. authorities due to the carryforward of unutilized net operating losses and research and development credits. With few exceptions, the Company’s tax years for 1999 and forward are subject to examination by state and foreign tax authorities.  The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

Note 6. Stockholders’ Equity

During the six months ended June 30, 2007, 377,144 shares of restricted stock were awarded, 216,207 shares of common stock were issued due to the exercise of stock options and 11,180 shares of common stock were issued in connection with the Company’s employee stock purchase plan (“ESPP”), resulting in proceeds to the Company of approximately $1.3 million.  Additionally, during the six months ended June 30, 2007, 1,583,192 shares of outstanding common stock were repurchased for approximately $17.8 million, which primarily included shares repurchased under the Company’s share repurchase program, but also included shares repurchased in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the six months ended June 30, 2007.

Note 7. Stock-Based Compensation

The Company’s net loss for the three months ended June 30, 2007 and 2006 includes $1.2 million and $0.9 million, respectively, of compensation expense related to the Company’s stock-based compensation plans.  Compensation costs capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three months ended June 30, 2007 and 2006. The compensation expense related to the Company’s stock-based compensation plans included in the statement of operations for the three months ended June 30, 2007 and 2006 is as follows: cost of sales of $0.1 million for both periods; research and development of $0.2 million for both periods; sales and marketing of $0.1 million for both periods; and general and administrative of $0.8 million and $0.5 million, respectively.

The Company’s net income for the six months ended June 30, 2007 and 2006 includes $2.4 million and $1.6 million, respectively, of compensation expense related to the Company’s stock-based compensation plans.  Compensation costs capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the six months ended June 30, 2007 and 2006. The compensation expense related to the Company’s stock-based compensation plans included in the statement of operations for the six months ended June 30, 2007 and 2006 is as follows: cost of sales of $0.2 million for both periods; research and development of $0.3 million for both periods; sales and marketing of $0.3 million and $0.2 million, respectively; and general and administrative of $1.6 million and $0.9 million, respectively.

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

	Six months ended June 30,
	2007	2006
Expected option life (in years)	4.68	4.54
Volatility rate	0.70	0.73
Risk-free interest rate	4.71%	4.99%
Forfeiture rate	12.7%	12.7%
Dividend rate	0%	0%

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

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each option granted during the six months ended June 30, 2007, estimated as of the grant date using the Black-Scholes option valuation model, was $8.16 per option. The total intrinsic value of options exercised was $1.5 million during the six months ended June 30, 2007.  As of June 30, 2007, total unrecognized compensation cost related to stock options was approximately $3.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.92 years.

 Restricted Stock Awards  The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date, or as described below in the case of performance-based stock grants. Compensation expense for stock awards is measured at the grant date and recognized ratably over the vesting period.  Stock awards granted during 2007 are performance-based and tied to the achievement of three-year performance goals and restrictions lapse at the end of the three-year period depending upon the Company’s achievement of predetermined revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) goals.  The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals.  This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable.  The measurement date of the performance-based stock grants takes place when the grant is authorized and the specific achievement goals are communicated.  The communication date of the performance goals can impact the valuation and associated expense of the stock grant.

Restricted Stock Units  During the three months ended June 30, 2007, restricted stock units were granted to certain members of the Board of Directors. The compensation expense associated with this grant was not material for the three months ended June 30, 2007.

The total amount of unrecognized compensation cost related to nonvested stock as of June 30, 2007 was approximately $6.4 million, which is expected to be recognized over a weighted-average period of approximately 2.35 years.

Note 8. Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented $7.7 million (15%) and $7.3 million (17%) of net sales for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, balances due from foreign customers were $1.8 million and $5.5 million, respectively.

The Company had sales to individual customers in excess of 10% of net sales, as follows:

	Six months ended June 30,
	2007	2006
Customer:
A	19%	21%
B	14%	14%
C	10%	9%
D	7%	14%
	50%	58%

As of June 30, 2007, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $4.5 million while, at December 31, 2006, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $9.0 million.

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

Overview

We have a leadership position in the development, manufacturing and marketing of rapid diagnostic solutions at the point-of-care (“POC”) in infectious diseases and reproductive and women’s health. We focus on POC testing solutions specifically developed for the physician office lab and acute care markets globally. We primarily earn revenue from sales of products for use in physician offices, hospitals, clinical laboratories and wellness screening centers. We market our products in the U.S. through a network of national and regional distributors, supported by a direct sales force. Internationally, we sell and market primarily in Japan and Europe by channeling products through distributor organizations and sales agents.

Our total revenues increased to $52.5 million for the six months ended June 30, 2007 from $43.5 million for the six months ended June 30, 2006. This growth was largely driven by increased sales of our infectious disease and reproductive and women’s health products. We continued to focus our efforts to strengthen market and brand leadership in infectious disease and reproductive and women’s health by delivering economic and clinical proof through our Quidel Value Build™ (“QVB™”) program.

We derive a significant portion of our total revenue from three product lines. For the six months ended June 30, 2007 and 2006, we derived approximately 79% and 81%, respectively, of our total revenue from sales of our influenza, Group A Strep and pregnancy tests. Additionally, we derive a significant portion of our total revenue from a relatively small number of distributors. Approximately 50% and 58% of our total revenue for the six months ended June 30, 2007 and 2006, respectively, were derived from sales through our four largest distributors.

Outlook

For the remainder of 2007, we anticipate continued period-over-period revenue growth in our core products and from recent product launches.  We believe gross margins will continue to be positively affected by increased unit volumes, average selling prices, and a more favorable product and geographical mix. We continue to expect a gradual conversion of the fecal occult blood test market from the current guaiac-based test to an immunochemical-based test.  Successful conversion of this market requires changing physician behavior through education, focused in part on clinical and economic validation.  Additionally, we expect our respiratory syncytial virus (“RSV”) product to be a well-received companion test to our QuickVue® Influenza A+B test so that physicians are well prepared to diagnose and appropriately manage patients with influenza and/or RSV.  While we are currently selling our RSV test in the acute market, we have not been granted a waiver under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), and are currently not able to sell our RSV product to the majority of physician office labs.  In the Japanese influenza market, we continue to experience downward pricing pressure, and for a second consecutive year, there was mild incidence of influenza.  We expect this will lead to softness in our third and fourth quarter influenza sales into the Japanese market.  We are continuing to evaluate our strategy in Japan given these overall market dynamics.  Nonetheless, we are very well positioned domestically and continue to anticipate significant growth with respect to our influenza sales.

We expect continued investment spending in marketing and clinical trials in support of our recent product launches and to further validate the clinical efficacy and economic efficiency of our existing products. We continue to conduct internal and external validations of our tests as compared to several domestic and international competitive tests. We anticipate having results of these studies presented and published in several venues in 2007 and 2008.  We expect to incur marginal increases in our research and development activities throughout the remainder of the year as we continue our focus on expanding our capabilities to accelerate innovation and invest in research and development of new technologies.  Furthermore, we expect our sales and marketing expenses to increase based on recent additions of sales personnel and continued investment in select marketing programs aimed at furthering our leadership position in POC diagnostics.

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Total Revenues and Gross Margin

The following table compares revenues and gross margin for the three months ended June 30, 2007 and 2006 (in thousands, except percentages):

	For the three months ended June 30,
	2007	2006	$ increase	% increase
Net product sales	$18,309	$16,201	$2,108	13%
Royalty income and license fees	271	270	1	0%
Total revenues	$18,580	$16,471	$2,109	13%
Gross margin	50%	47%

The increase in total revenues for the three months ended June 30, 2007 as compared to the same period last year was largely driven by an increase in sales of our infectious disease and reproductive and women’s health products.  We believe revenue from these products has continued to increase due to successes related to our QVB programs, which have resulted in strengthened customer relationships and preferred partnership programs. We believe our average selling prices in the U.S. have continued to increase largely as a result of our clinical proof claims and product quality, while we have experienced downward pressure in the Japanese market as a result of reimbursement changes and increased competition.   Sales of our infectious disease and reproductive and women’s health products accounted for 82% of our total revenue for three months ended June 30, 2007, compared to 85% for the three months ended June 30, 2006.

Royalty income and license fees primarily relates to payments earned on patented technologies utilized by third parties.

Cost of Sales and Gross Profit from Total Revenues

Gross profit from total revenues increased to $9.3 million for the three months ended June 30, 2007 from $7.8 million for the three months ended June 30, 2006. Our gross margin increases were primarily driven by increased unit volume and the related leverage in productivity as well as higher average selling prices.

Operating Expenses

The following table compares operating expenses for the three months ended June 30, 2007 and 2006 (in thousands, except percentages):

	For the three months ended June 30,
	2007		2006
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	$ increase (decrease)	% increase (decrease)
Research and development	$3,282	18%	$3,498	21%	$(216)	(6)%
Sales and marketing	4,729	25%	4,174	25%	555	13%
General and administrative	3,117	17%	3,273	20%	(156)	(5)%
Amortization of intangibles	1,298	7%	1,065	6%	233	22%

Research and Development Expense

The decrease in our research and development expenses is driven primarily by a reduction in personnel related to the completion of certain phases of development projects. While we may experience some fluctuation in our research and development activities related to the timing of certain projects, the primary components of research and development expense are personnel and material costs associated with development of potential new technologies and processes and with products under development.  In addition, we continue to incur costs related to intellectual property, clinical activity as well as our overall efforts under our QVB programs.

Sales and Marketing Expense

The increase in sales and marketing expense is primarily related to an overall increase in sales personnel and related programs and expenses, which support our leadership position and strategies to capitalize further on opportunities in POC diagnostics.  Other key components of this expense relate to continued investment in assessing future product extensions and enhancements, market research, programs aimed at distribution partners and end-user customers and reimbursement-related activities and product shipment costs.

General and Administrative Expense

General and administrative expenses were slightly lower for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, largely as a result of certain one-time consulting fees incurred during 2006, partially offset by a net increase in compensation expense, which was primarily comprised of stock-based compensation.

Amortization of Intangibles

The increase in amortization of intangibles for the three months ended June 30, 2007 was primarily due to the amortization of intellectual property related to a license agreement entered into during late 2006.

We completed our annual evaluation for impairment of goodwill in December 2006 and subsequently determined that there were no impairment indicators as of June 30, 2007.  A significant decline in our projected revenue or earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, loss of legal ownership or title to an asset and any significant change in our strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results. Our other intangible assets, which are being amortized over a period of two to twelve years, include purchased technology, license agreements, patents, trademarks and a favorable lease.

Other Income (Expense)

The increase in interest income is largely related to an increase in our average cash balance during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  Interest expense relates to interest paid on obligations under capital leases, primarily associated with our San Diego facility.

Income Taxes

The effective tax rate for the three months ended June 30, 2007 was 39.5%, while we did not recognize a tax benefit in the second quarter of 2006 as the income tax provision for the six months ended June 30, 2006 was offset by the reversal of deferred tax asset valuation allowances recorded in prior years.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Total Revenues and Gross Margin

The following table compares revenues and gross margin for the six months ended June 30, 2007 and 2006 (in thousands, except percentages):

	For the six months ended June 30,		$ increase	% increase
	2007	2006	(decrease)	(decrease)
Net product sales	$51,963	$42,874	$9,089	21%
Royalty income and license fees	551	647	(96)	(15)%
Total revenues	$52,514	$43,521	$8,993	21%
Gross margin	58%	56%

The increase in total revenues for the six months ended June 30, 2007 as compared to the same period last year was largely driven by an incremental increase in sales of our infectious disease and reproductive and women’s health products.  We believe revenue from these products has continued to increase due to successes related to our QVB programs, which have resulted in strengthened customer relationships and preferred partnership programs. We believe that sales of our influenza products continue to increase as a result of increased market awareness and the demonstrated quality of our tests. We believe our average selling prices in the U.S. have continued to increase largely as a result of our clinical proof claims and product quality, while we have experienced downward pressure in the Japanese market as a result of reimbursement changes and increased competition. Sales of our infectious disease and reproductive and women’s health products accounted for 86% of our total revenue for the six months ended June 30, 2007, compared to 88% for the six months ended June 30, 2006.

Royalty income and license fees primarily relates to payments earned on patented technologies utilized by third parties.

Cost of Sales and Gross Profit from Total Revenues

Gross profit from total revenues increased to $30.2 million for the six months ended June 30, 2007 from $24.3 million for the six months ended June 30, 2006. Our gross margin increases were primarily driven by increased unit volume and the related leverage in productivity as well as higher average selling prices.

Operating Expenses

The following table compares operating expenses for the six months ended June 30, 2007 and 2006 (in thousands, except percentages):

	For the six months ended June 30,
	2007		2006
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	$ increase (decrease)	% increase (decrease)
Research and development	$6,646	13%	$6,777	16%	$(131)	(2)%
Sales and marketing	9,384	18%	8,232	19%	1,152	14%
General and administrative	6,813	13%	6,225	14%	588	9%
Amortization of intangibles	2,822	5%	2,130	5%	692	32%

Research and Development Expense

The decrease in our research and development expenses is driven primarily by a reduction in personnel related to the completion of certain phases of development projects, offset by increased clinical activity. While we may experience some fluctuation in our research and development activities related to the timing of certain projects, the primary components of research and development expense are personnel and material costs associated with development of potential new technologies and processes and with products under development.  In addition, we continue to incur costs related to intellectual property, clinical activity as well as our overall efforts under our QVB programs.

Sales and Marketing Expense

The increase in sales and marketing expense is primarily related to an overall increase in sales personnel and related programs and expenses, which support our leadership position and strategies to capitalize further on opportunities in POC diagnostics.  Other key components of this expense relate to continued investment in assessing future product extensions and enhancements, market research (including voice of customer surveys), programs aimed at distribution partners and end-user customers and reimbursement-related activities and product shipment costs.

General and Administrative Expense

The increase in general and administrative expenses for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 is primarily driven by increased stock-based compensation expense, costs related to the departure of our former Chief Financial Officer and hiring a new Chief Financial Officer, partially offset by certain one-time consulting fees incurred during 2006.

Amortization of Intangibles

The increase in amortization of intangibles for the six months ended June 30, 2007 was primarily due to the amortization of intellectual property related to a license agreement entered into during late 2006.

Other Income (Expense)

The increase in interest income is largely related to the increase in our average cash balance for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  Interest expense relates to interest paid on obligations under capital leases, primarily associated with our San Diego facility.

Income Taxes

The effective tax rate for the six months ended June 30, 2007 was 39.5%, while we did not recognize tax expense for the six months ended June 30, 2006 as the income tax provision was offset by the reversal of deferred tax asset valuation allowances recorded in prior years.

Liquidity and Capital Resources

As of June 30, 2007, our principal sources of liquidity consisted of $36.9 million in cash and cash equivalents, as well as the $30.0 million available to us under our Senior Secured Credit Facility. Our working capital as of June 30, 2007 was $47.2 million.

Our operating activities provided $18.5 million of cash. In addition to the impact on cash from net income, net of non-cash items, we had decreases in accounts receivable, accrued royalties and other accrued liabilities, which were largely due to seasonal demand fluctuations of our influenza and Group A Strep products, while the decrease in payroll and related expenses were related to payments made during the period under our 2006 employee compensation programs.  Additionally, inventory and accounts payable increased as we increase production activities for the upcoming cold and flu season.

Our investing activities used $1.4 million during the six months ended June 30, 2007. This included $1.3 million for the acquisition of production and scientific equipment.

We are planning approximately $4.0 million in capital expenditures for the remainder of 2007. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement facility improvements, and for information technology.  We plan to fund these capital expenditures with cash flow from operations. We do not have any firm purchase commitments with respect to such planned capital expenditures as of the date of filing this report.  However, we have approximately $1.7 million of firm inventory purchase commitments with respect to the acquisition of our iFOB test as of June 30, 2007.

Our financing activities used $16.8 million of cash during the six months ended June 30, 2007. This was primarily related to the repurchase of approximately 1.6 million shares of stock at a cost of $17.8 million and payments on obligations under our capital leases related to our building in San Diego of  $0.3 million, partially offset by proceeds of $1.3 million received from the issuance of common stock under our equity incentive plans.

We currently have a $30.0 million credit facility (the “Senior Secured Credit Facility”), which matures on June 30, 2008. The Senior Secured Credit Facility is secured by substantially all of our assets and bears interest at a rate ranging from 0% to 1% plus the lender’s prime rate or, at our option, a rate ranging from 1.0% to 2.0% plus the London InterBank Offering Rate. The agreement governing our Senior Secured Credit Facility also contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The terms of the Senior Secured Credit Facility require us to comply with certain financial covenants, including: a minimum net worth, a maximum ratio of debt drawn under the Senior Secured Credit Facility to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a fixed charge coverage ratio, and minimum EBITDA. As of June 30, 2007, we had $30.0 million of availability under the Senior Secured Credit Facility and we were in material compliance with all covenants.

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

Off-Balance Sheet Arrangements

At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 3.                    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2007. Based on our market risk sensitive instruments outstanding at June 30, 2007, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of June 30, 2007, our cash and cash equivalents were placed in money market and/or overnight funds that are highly liquid and which we believe are not subject to material market fluctuation risk.

Foreign Currency Exchange Risk

All of our international sales are negotiated for and paid in U.S. dollars. Nonetheless, these sales are subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could impact international sales of our products and our anticipated foreign operations, as could changes in the general economic conditions in those markets. Continued change in the values of the Euro, the Japanese Yen and other foreign currencies could have an impact on our business, financial condition and results of operations. We do not currently hedge against exchange rate fluctuations, which means that we will be fully exposed to exchange rate changes.

ITEM 4.                    Controls and Procedures

Evaluation of disclosure controls and procedures.   We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.   There was no change in our internal control over financial reporting during the three months ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2007.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (2)
April 1 – April 30, 2007	268,700	$12.81	268,700	$21,759,000
May 1 – May 31, 2007	—	—	—	21,759,000
June 1 - June 30, 2007	62,050	13.22	21,100	21,480,000
Total	330,750	$12.93	289,800	$21,480,000

(1)          In addition to our stock repurchase program, 40,950 shares of common stock were repurchased by us in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended June 30, 2007.

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

ITEM 4.                    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 7, 2007. All of the directors nominated for election as stated in our proxy statement were elected as follows:

	VOTES IN	VOTES
DIRECTOR NOMINEE	FAVOR	WITHHELD
Thomas D. Brown	25,653,671	3,388,444
Rod F. Dammeyer	25,828,828	3,413,287
Douglas S. Harrington, M.D.	25,867,928	3,374,187
Caren L. Mason	25,867,899	3,374,218
Mary Lake Polan, M.D., Ph.D., M.P.H.	25,630,077	3,592,036
Mark A. Pulido	25,867,099	3,375,016
Jack W. Schuler	25,853,821	3,388,294

In addition, the other proposals presented at the 2007 Annual Meeting, as stated in our proxy statement, were approved as follows:

(1)  To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2007.

VOTES IN	VOTES	VOTES	NON-
FAVOR	AGAINST	ABSTAINING	VOTES
29,211,202	15,071	13,842	—

(2) To approve the amendment and restatement of the Quidel Corporation 2001 Equity Incentive Plan to increase the authorized shares among, other matters.

VOTES IN	VOTES	VOTES	NON-
FAVOR	AGAINST	ABSTAINING	VOTES
25,105,891	4,078,628	57,599	—

(3) To approve the performance goals used to establish compensation programs and awards under our 2001 Equity Incentive Plan.

VOTES IN	VOTES	VOTES	NON-
FAVOR	AGAINST	ABSTAINING	VOTES
16,618,458	1,458,534	34,696	11,130,430

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

10.1(1)	Separation and Release Agreement, between Registrant and Mark E. Paiz, dated June 1, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 4, 2007.)

10.2(1)	Employment Offer Letter, dated June 19, 2007, between Registrant and Richard C. Tarbox III. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 26, 2007.)

10.3(1)

Agreement Re: Change in Control, entered into on June 25, 2007, between Registrant and Richard C. Tarbox III. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 26, 2007.)

10.4(1)	Agreement Re: Change in Control, entered into on June 25, 2007, between Registrant and Scot M. McLeod. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 26, 2007.)

10.5(1)	Amended and Restated 2001 Equity Incentive Plan (as amended). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 10, 2007.)

10.6(1)*	Registrant’s 1983 Employee Stock Purchase Plan (as amended).

10.7(1)*	Registrant’s 1998 Stock Incentive Plan (as amended).

10.8

Third Amendment to Credit Agreement, dated as of April 5, 2007, by and among Registrant, as Borrower, certain subsidiaries of the Company, each lender from time to time a party thereto and Bank of America, N.A., as Agent and L/C Issuer.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 9, 2007.)

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

Date: July 27, 2007	QUIDEL CORPORATION

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

10.1(1)	Separation and Release Agreement, between Registrant and Mark E. Paiz, dated June 1, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 4, 2007.)

10.2(1)	Employment Offer Letter, dated June 19, 2007, between Registrant and Richard C. Tarbox III. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 26, 2007.)

10.3(1)

Agreement Re: Change in Control, entered into on June 25, 2007, between Registrant and Richard C. Tarbox III. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 26, 2007.)

10.4(1)	Agreement Re: Change in Control, entered into on June 25, 2007, between Registrant and Scot M. McLeod. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 26, 2007.)

10.5(1)	Amended and Restated 2001 Equity Incentive Plan (as amended). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 10, 2007.)

10.6(1)*	Registrant’s 1983 Employee Stock Purchase Plan (as amended).

10.7(1)*	Registrant’s 1998 Stock Incentive Plan (as amended).

10.8

Third Amendment to Credit Agreement, dated as of April 5, 2007, by and among Registrant, as Borrower, certain subsidiaries of the Company, each lender from time to time a party thereto and Bank of America, N.A., as Agent and L/C Issuer.  (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 9, 2007.)

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