Form 10-Q
period 2008-03-31
QUIDEL CORP /DE/
filed 2008-04-25
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐	Accelerated filer ☒ Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of April 22, 2008, 32,339,578 shares of common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$64,541	$45,489
Accounts receivable, net	11,099	23,163
Inventories	10,533	11,037
Deferred tax asset—current	5,955	5,955
Prepaid expenses and other current assets	2,509	1,589

Total current assets	94,637	87,233
Property and equipment, net	19,402	19,926
Intangible assets, net	13,156	14,320
Deferred tax asset—non-current	6,571	11,923
Other non-current assets	436	436

Total assets	$134,202	$133,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,355	$5,618
Accrued payroll and related expenses	3,322	4,341
Accrued royalties	3,456	3,289
Current portion of obligations under capital leases	788	764
Other current liabilities	3,413	2,962

Total current liabilities	14,334	16,974
Capital leases, net of current portion	6,791	7,000
Other non-current liabilities	2,121	2,161
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized, none issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value per share; 50,000 shares authorized, 32,298 and 32,706 shares issued and outstanding March 31, 2008 and December 31, 2007, respectively	32	33
Additional paid-in capital	140,144	145,440
Accumulated deficit	(29,220)	(37,770)

Total stockholders' equity	110,956	107,703

Total liabilities and stockholders' equity	$134,202	$133,838

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three months ended March 31,
	2008	2007
Total revenues	$40,865	$33,934
Costs and expenses
Cost of sales (excludes amortization of intangible assets)	14,127	12,952
Research and development	3,067	3,364
Sales and marketing	5,320	4,655
General and administrative	3,639	3,696
Amortization of intangible assets	1,151	1,524

Total costs and expenses	27,304	26,191

Operating income	13,561	7,743
Other income (expense)
Interest income	531	442
Interest expense	(175)	(183)
Other expense	(15)	(40)

Total other income	341	219

Income before taxes	13,902	7,962
Provision for income taxes	5,352	3,145

Net income	$8,550	$4,817

Basic earnings per share	$0.27	$0.15
Diluted earnings per share	$0.26	$0.14
Shares used in basic per share calculation	32,001	32,655
Shares used in diluted per share calculation	32,835	33,629

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$8,550	$4,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,067	2,548
Stock-based compensation expense	971	1,259
Change in deferred tax asset	5,352	3,145
Changes in assets and liabilities:
Accounts receivable	12,064	6,660
Inventories	504	678
Prepaid expenses and other current assets	(920)	(532)
Accounts payable	(2,263)	(1,009)
Accrued payroll and related expenses	(1,019)	(1,041)
Accrued royalties	167	(734)
Other accrued liabilities	451	292

Net cash provided by operating activities	25,924	16,083

INVESTING ACTIVITIES:
Acquisition of property and equipment	(400)	(336)
Other assets	(18)	(60)

Net cash used for investing activities	(418)	(396)

FINANCING ACTIVITIES:
Payments on capital lease obligation	(185)	(163)
Purchase of common stock	(6,623)	(13,495)
Proceeds from issuance of common stock, net	354	326

Net cash used for financing activities	(6,454)	(13,332)

Net increase in cash and cash equivalents	19,052	2,355
Cash and cash equivalents, beginning of period	45,489	36,625

Cash and cash equivalents, end of period	$64,541	$38,980

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$174	$181

Cash paid during the period for income taxes	$275	$182

See accompanying notes.

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements of Quidel Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at March 31, 2008, and for the three months ended March 31, 2008 and 2007, is unaudited. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in the Company's 2007 Annual Report on Form 10-K.

        The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For 2008 and 2007, the Company's fiscal year end is December 28 and December 30, respectively. For ease of reference, the calendar quarter end date is used herein. The three-months ended March 31, 2008 and 2007 both included 13 weeks.

Note 2. Comprehensive Income

        Net income is equal to comprehensive income for both the three months ended March 31, 2008 and 2007.

Note 3. Computation of Earnings Per Share

        Basic earnings per share were computed by dividing net earnings by the weighted-average number of common shares outstanding, including vested restricted stock awards, during the period. Diluted earnings per share reflects the potential dilution that would occur if net earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested, time-based restricted stock awards. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and unvested, time-based restricted stock awards. The Company has awarded restricted stock with both time-based as well as performance-based vesting provisions. Stock awards based on performance only (as of March 31, 2008, 382,298 of performance only stock awards were outstanding) are not included in the calculation of basic or diluted earnings per share until the performance criteria are met. For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share, as their impact would be anti-dilutive. For periods in which the Company has earnings, out-of-the-money stock options (i.e., the average stock price during the period is below the exercise price of the stock option) are not included in diluted earnings per common share as their effect is anti-dilutive.

Quidel Corporation

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3. Computation of Earnings Per Share (continued)

        The following table reconciles the weighted-average shares used in computing basic and diluted earnings per share in the respective periods (in thousands):

	Three months ended March 31,
	2008	2007
Shares used in basic earnings per share (weighted-average common shares outstanding)	32,001	32,655
Effect of dilutive stock options and restricted stock awards	834	974

Shares used in diluted earnings per share calculation	32,835	33,629

Note 4. Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$4,615	$5,361
Work-in-process	2,808	2,896
Finished goods	3,110	2,780

	$10,533	$11,037

Note 5. Income Taxes

        The Company adopted FIN 48 on January 1, 2007. As of January 1, 2008, we had $6.2 million of unrecognized tax benefits. If recognized, approximately $5.0 million, net of federal tax benefits, would be recorded as a component of income tax expense.

        For the three months ended March 31, 2008, unrecognized tax benefits increased by approximately $0.1 million. While the Company's interest and penalties related to unrecognized tax benefits is immaterial, the Company's policy is to recognize such expenses as tax expense.

        The Company is subject to periodic audits by domestic and foreign tax authorities. The Company's tax years for 1993 and forward are subject to examination by the U.S. authorities due to the carry forward of unutilized net operating losses and research and development credits.

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

Quidel Corporation

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 6. Line of Credit

        The Company currently has a $30.0 million unsecured credit facility (the "Senior Credit Facility"), which matures on June 30, 2009. The Senior Credit Facility bears interest at a rate ranging from 0% to 0.75% plus the lender's prime rate or, at our option, a rate ranging from 0.75% to 1.75% plus the London InterBank Offering Rate. The agreement governing the Company's Senior Credit Facility also contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The terms of the Senior Credit Facility require the Company to comply with certain financial covenants, including: a minimum net worth, a maximum ratio of debt drawn under the Senior Credit Facility to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a fixed charge coverage ratio. As of March 31, 2008, the Company had $30.0 million of availability under the Senior Credit Facility and no amounts were outstanding. The Company was in compliance with all covenants.

Note 7. Stockholders' Equity

        During the three months ended March 31, 2008, there were no shares of restricted stock awarded, 45,227 shares of common stock were issued due to the exercise of stock options and 8,305 shares of common stock were issued in connection with the Company's employee stock purchase plan (the "ESPP"), resulting in proceeds to the Company of approximately $0.4 million. Additionally, during the three months ended March 31, 2008, 461,641 shares of outstanding common stock were repurchased for approximately $6.6 million, which primarily included shares repurchased under the Company's share repurchase program, but also included 2,310 shares repurchased in connection with payment of tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended March 31, 2008.

Note 8. Stock-Based Compensation

        The Company's pre-tax income for the three months ended March 31, 2008 and March 31, 2007 includes $1.0 million and $1.3 million, respectively, of compensation expense related to the Company's stock-based compensation plans. Compensation costs capitalized to inventory and compensation expense related to the Company's ESPP were not material for the three months ended March 31, 2008 and 2007. The compensation expense related to the Company's stock-based compensation plans included in the statements of income for the three months ended March 31, 2008 and 2007 is as follows: cost of sales of $0.1 million for both periods; research and development of $0.1 million and $0.2 million, respectively; sales and marketing of $0.1 million for both periods; and general and administrative of $0.7 million and $0.9 million, respectively.

  Stock Options

        Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The estimated fair value of each option award was determined

Quidel Corporation

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8. Stock-Based Compensation (Continued)

on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants:

	Three months ended March 31,
	2008	2007
Expected option life (in years)	4.78	4.55
Volatility rate	0.51%	0.71%
Risk-free interest rate	2.51%	4.54%
Forfeiture rate	12.7%	12.7%
Dividend rate	0%	0%

        The computation of the expected option life is based on a weighted-average calculation combining the average life of options that have already been exercised and post-vest cancellations with the estimated life of the remaining vested and unexercised options. The expected volatility is based on the historic volatility of the Company's stock. Prior to March 31, 2008, the historic volatility rate was determined using the length of the expected option life. The volatility of our stock has decreased in recent fiscal periods, and as a result we changed our look back period in determining volatility to be 2.5 years. We do not believe this change will have a material impact on our financial statements for the fiscal year 2008. The risk-free interest rate is based on the U.S. Treasury yield curve over the expected term of the option. The Company's estimated forfeiture rate is based on its historic experience. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

        The Company's determination of fair value is affected by the Company's stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each option granted during the three months ended March 31, 2008, estimated as of the grant date using the Black-Scholes option valuation model, was $7.25 per option. The total intrinsic value of options exercised was $0.5 million during the three months ended March 31, 2008. As of March 31, 2008, total unrecognized compensation cost related to stock options was approximately $2.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.

        Restricted Stock Awards    The fair value of stock awards is determined based on the closing market price of the Company's common stock on the grant date, or as described below in the case of performance-based stock grants. Compensation expense for stock awards is measured at the grant date and recognized ratably over the vesting period. Additionally, compensation expense for the performance-based grants is recorded based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance related goals. The continued assessment of probability may result in additional expense recognition or expense reversal, dependent upon the level of achievement of a performance goal. The measurement date of the performance-based stock grants takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the stock grant.

Quidel Corporation

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8. Stock-Based Compensation (Continued)

        Restricted Stock Units    During the three months ended June 30, 2007, restricted stock units were granted to certain members of the Board of Directors. The compensation expense associated with this grant was $0.1 million for the three months ended March 31, 2008.

        The total amount of unrecognized compensation cost related to restricted stock awards and restricted stock units as of March 31, 2008 was approximately $2.8 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Note 9. Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the U.S. represented $4.4 million (11%) and $5.1 million (15%) of total revenue for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007, balances due from foreign customers were $2.0 million and $4.0 million, respectively.

        The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Three months ended March 31,
	2008	2007
Customer:
A	20%	17%
B	14%	17%
C	12%	10%
D	10%	8%

	56%	52%

        As of March 31, 2008, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $4.9 million while, at December 31, 2007, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $12.0 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        In this quarterly report, all references to "we," "our" and "us" refer to Quidel Corporation and its subsidiaries.

Future Uncertainties and Forward-Looking Statements

        This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As a result, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the timing of onset, length and severity of cold and flu seasons, uncertainty surrounding the detection of novel influenza viruses involving human specimens, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, technological changes and uncertainty with research and technology development, including any future molecular-based technology, the reimbursement system currently in place and future changes to that system, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the U.S. Food and Drug Administration (the "FDA"), intellectual property, product liability, environmental or other litigation, required patent license fee payments not currently reflected in our costs, potential inadequacy of booked reserves and possible impairment of goodwill, and lower-than-anticipated sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. The risks described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the "SEC") from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the Consolidated Financial Statements and notes thereto beginning on page 3 of this Quarterly Report. Except as required by law, we undertake no obligation to publicly release the results of any revision or update of these forward-looking statements.

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

        Our total revenues increased to $40.9 million for the three months ended March 31, 2008 from $33.9 million for the three months ended March 31, 2007. This growth was largely driven by increased domestic sales of our infectious disease products and included the impact of the timing of the 2007/2008 flu season. We continued to focus our efforts to strengthen market and brand leadership in infectious disease and reproductive and women's health by delivering economic and clinical proof through our Quidel Value Build™ ("QVB™") program.

        We derive a significant portion of our total revenue from two product categories. For the three months ended March, 31 2008 and 2007, we derived approximately 92% and 88%, respectively, of our total revenue from sales of our infectious disease and reproductive and women's health categories. Additionally, we derive a significant portion of our total revenue from a relatively small number of distributors. Approximately 56% and 52% of our total revenue for the three months ended March 31, 2008 and 2007, respectively, were derived from sales through our four largest distributors.

Outlook

        For fiscal year 2008, we anticipate continued year-over-year revenue growth in our infectious disease and reproductive and women's health product lines. We expect gross margins will continue to be positively affected by a more favorable product and geographical mix, increased unit volumes and to a lesser extent overall increased average selling prices. While we experienced significant year-over-year growth of our immunoassay fecal occult blood ("iFOB") test in 2007, we continue to expect a gradual conversion of the fecal occult blood test market from the current guaiac-based test to an immunochemical-based test. Successful conversion of this market requires changing physician behavior through education, focused in part on clinical and economic validation. Additionally, we expect our QuickVue® RSV test for the qualitative detection of respiratory syncytial virus ("RSV") to be a well-received companion test to our QuickVue® Influenza test so that physicians are well prepared to diagnose and appropriately manage patients with influenza and/or RSV. We received Clinical Laboratory Improvement Amendments of 1988 ("CLIA") waiver on our RSV test in February 2008. Internationally, we expect our previously announced global alliance with bioMérieux to increase the reach of our products to markets around the world. Consistent with recent historical periods, the Company has grown operating expenses at a rate less than our revenue growth rate, and we expect this to continue for fiscal 2008.

Results of Operations

Total Revenues and Gross Margin

Three months ended March 31, 2008 compared to three months ended March 31, 2007

        The following table compares revenues and gross margin for the three months ended March 31, 2008 and 2007 (in thousands, except percentages):

	For the three months ended March 31,
			$ increase (decrease)	% increase (decrease)
	2008	2007
Net product sales	$40,614	$33,654	$6,960	21%
Royalty income	251	280	(29)	(10)%

Total revenues	$40,865	$33,934	$6,931	20%

        The increase in total revenues was largely driven by an increase in domestic sales of our infectious disease products. We believe revenue in this product category has continued to increase due to successes related to our QVB programs, which have resulted in strengthened customer relationships and preferred partnership programs. We also believe our average selling prices in the U.S. have continued to increase largely as a result of our clinical proof claims and product quality. The increase in total revenues of our infectious disease product category was partially offset by a decrease in sales of our reproductive and women's health and other product categories. We believe these decreases reflect the timing of ordering patterns of these product categories, and we continue to anticipate overall year-over-year revenue growth. We also experienced a decrease in sales to the Japanese market as a result of increased competition and reimbursement changes. Sales of our infectious disease and reproductive and women's health products accounted for 92% of our total revenue for three months ended March 31, 2008 compared to 88% for three months ended March 31, 2007.

        Royalty income primarily relates to payments earned on patented technologies utilized by third parties.

Cost of Sales

        Cost of sales increased 9% to $14.1 million, or 35% of total revenue for the three months ended March 31, 2008, compared to $13.0 million, or 38% of total revenues for the three months ended March 31, 2007. The absolute dollar increase was primarily related to the increase in direct costs (material and labor) associated with product mix and the 20% increase in total revenues. The percentage decrease in cost of sales to revenue was primarily due to a more favorable product and geographic mix, higher unit volume and increased average selling prices.

Operating Expenses

        The following table compares operating expenses for the three months ended March 31, 2008 and 2007 (in thousands, except percentages):

	For the three months ended March 31,
	2008		2007
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	$ increase (decrease)	% increase (decrease)
Research and development	$3,067	8%	$3,364	10%	$(297)	(9)%
Sales and marketing	5,320	13%	4,655	14%	665	14%
General and administrative	3,639	9%	3,696	11%	(57)	(2)%

Research and Development Expense

        The decrease in Research and Development expense is due primarily to the discontinuation of our Layered Thin Film immunoassay program in the fourth quarter of 2007 and is partially offset by increased investment in other strategic Research and Development efforts. The primary components of Research and Development expense are personnel and material costs associated with development of potential new technologies and processes and with products under development. In addition, we continue to incur substantial costs related to clinical trials as well as our overall efforts under our QVB programs.

Sales and Marketing Expense

        The increase in sales and marketing expense is primarily related to our increased investment in our sales force to further support our leadership position and seek to take advantage of further opportunities in POC diagnostics. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements, programs aimed at distribution partners and product shipment costs.

General and Administrative Expense

        General and administrative expense for the three months ended March 31, 2008 was relatively flat year-over-year. Decreases in costs compared to the prior year period related to the departure of our former Chief Financial Officer and hiring a new Chief Financial Officer during the first quarter of 2007, as well as decreases in professional fees were largely offset by increases in other personnel and stock compensation related costs during the three months ended March 31,2008.

Amortization of Intangible Assets

        The amortization of intangible assets decreased during the three months ended March 31, 2008 due to a purchased technology becoming fully amortized in the fourth quarter of 2007.

        We completed our annual evaluation for impairment of goodwill in December 2007 and subsequently determined that there were no impairment indicators as of March 31, 2008. A significant decline in our projected revenue or earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, loss of legal ownership or title to an asset and any significant change in our strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results. Our other intangible assets, which are being amortized over a period of two to twelve years, include purchased technology, license agreements, patents, trademarks and a favorable lease.

Other Income (Expense)

        The increase in interest income is largely related to the increase in our average cash balance during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, partially offset by decreased interest rates. Interest expense relates to interest paid on obligations under capital leases, which are primarily associated with our San Diego facility.

Income Taxes

        The effective tax rate for the three months ended March 31, 2008 and 2007 was 38.5% and 39.5% respectively. We recognized a tax expense of $5.4 million and $3.1 million for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

        As of March 31, 2008, our principal sources of liquidity consisted of $64.5 million in cash and cash equivalents, as well as the $30.0 million available to us under our unsecured credit facility (the "Senior Credit Facility"). Our working capital as of March 31, 2008 was $80.3 million.

        Our cash provided by operating activities was $25.9 million for the three months ended March 31, 2008. We had net income of $8.6 million, including $2.1 million of depreciation and amortization of intangible assets. Other changes in operating assets and liabilities included a decrease in accounts receivable, inventory, accounts payable, accrued payroll and related expenses, of $12.1 million, $0.5 million, $2.3 million, and $1.0 million, respectively. The decreases in accounts receivable, inventory and accounts payable were largely due to seasonal demand fluctuations of our infectious disease products, while the decrease in payroll and related expenses was largely related to payments made during the period under our 2007 employee compensation programs.

        Our investing activities used $0.4 million during the three months ended March 31, 2008. This included $0.4 million for the acquisition of production and scientific equipment.

        We are planning approximately $5.5 million in capital expenditures for the remainder of 2008. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement facility expansion and improvements, and for information technology. We plan to fund these capital expenditures with cash flow from operations. We have approximately $0.5 million of firm purchase commitments related to the acquisition of capital equipment as of March 31, 2008.

        Our financing activities used $6.5 million of cash during the three months ended March 31, 2008. This was primarily related to the repurchase of approximately 0.5 million shares of stock at a cost of $6.6 million partially offset by proceeds of $0.4 million received from the issuance of common stock under our equity incentive plans.

        We currently have a $30.0 million Senior Credit Facility, which matures on June 30, 2009. The Senior Credit Facility bears interest at a rate ranging from 0% to 0.75% plus the lender's prime rate or, at our option, a rate ranging from 0.75% to 1.75% plus the London InterBank Offering Rate. The agreement governing our Senior Credit Facility also contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The terms of the Senior Credit Facility require us to comply with certain financial covenants, including: a minimum net worth, a maximum ratio of debt drawn under the Senior Credit Facility to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a fixed charge coverage ratio. As of March 31, 2008, we had $30.0 million of availability under the Senior Credit Facility and we were in compliance with all covenants.

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

Off-Balance Sheet Arrangements

        At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, stock-based compensation, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2007. A comprehensive discussion of our critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

        The fair market value of any outstanding balances drawn under our floating interest rate line of credit is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2008. Based on our market risk sensitive instruments outstanding at March 31, 2008 and 2007, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

        Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of March 31, 2008, our cash and cash equivalents were placed in money market and/or overnight funds that are highly liquid and which we believe are not subject to material market fluctuation risk.

  Foreign Currency Exchange Risk

        All of our international sales are negotiated for and paid in U.S. dollars. Nonetheless, these sales are subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more or less expensive. These exchange rate fluctuations could negatively impact international sales of our products and our anticipated foreign operations, as could changes in the general economic conditions in those markets. Continued change in the values of the Euro, the Japanese Yen and other foreign currencies could have a negative impact on our business, financial condition and results of operations. We do not currently hedge against exchange rate fluctuations, which means that we will be fully exposed to exchange rate changes.

ITEM 4.    Controls and Procedures

        Evaluation of disclosure controls and procedures.    We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting during the three months ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For a detailed description of our risk factors, refer to Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2008.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(2)
January 1 - January 31, 2008	—	—	—	$21,445,000
February 1 - February 29, 2008	—	—	—	21,445,000
March 1 - March 31, 2008	461,641	14.33	459,331	14,863,000

Total	461,641	$14.33	459,331	$14,863,000

(1)
In addition to our stock repurchase program, 2,310 shares of common stock were repurchased by us in connection with payment of tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended March 31, 2008.

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
10.1	Annual Base Salary for the Company's Executive Officers effective as of March 3, 2008. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 21, 2008.)(1)
10.2	Registrant's 2007 Cash Bonus Awards. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 21, 2008.)(1)
10.3*	2008 CEO Compensation.(1)
31.1*	Certification by Chief Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Chief Executive Officer and Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(1)
Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2008	QUIDEL CORPORATION
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
10.1	Annual Base Salary for the Company's Executive Officers effective as of March 3, 2008. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 21, 2008.)(1)
10.2	Registrant's 2007 Cash Bonus Awards. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 21, 2008.)(1)
10.3*	2008 CEO Compensation.(1)
31.1*	Certification by Chief Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Chief Executive Officer and Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(1)
Indicates a management plan or compensatory plan or arrangement.

QuickLinks

INDEX
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