Form 10-Q
period 2008-06-30
QUIDEL CORP /DE/
filed 2008-07-25
CIK 353569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐	Accelerated filer ☒ Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of July 23, 2008, 32,486,735 shares of common stock were outstanding.

 PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands; unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$61,127	$45,489
Accounts receivable, net	14,883	23,163
Inventories	10,468	11,037
Deferred tax asset—current	5,955	5,955
Prepaid expenses and other current assets	1,621	1,589

Total current assets	94,054	87,233
Property and equipment, net	19,261	19,926
Intangible assets, net	12,002	14,320
Deferred tax asset—non-current	6,894	11,923
Other non-current assets	419	436

Total assets	$132,630	$133,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,830	$5,618
Accrued payroll and related expenses	3,662	4,341
Accrued royalties	1,716	3,289
Current portion of obligations under capital leases	812	764
Other current liabilities	2,809	2,962

Total current liabilities	11,829	16,974
Capital leases, net of current portion	6,578	7,000
Other non-current liabilities	2,081	2,161
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized, none issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value per share; 50,000 shares authorized, 32,465 and 32,706 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	32	33
Additional paid-in capital	141,843	145,440
Accumulated deficit	(29,733)	(37,770)

Total stockholders' equity	112,142	107,703

Total liabilities and stockholders' equity	$132,630	$133,838

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total revenues	$21,916	$18,580	$62,781	$52,514
Costs and expenses
Cost of sales (excludes amortization of intangible assets)	10,242	9,316	24,369	22,268
Research and development	2,935	3,282	6,002	6,646
Sales and marketing	5,591	4,729	10,911	9,384
General and administrative	3,098	3,117	6,737	6,813
Amortization of intangibles	1,143	1,298	2,294	2,822

Total costs and expenses	23,009	21,742	50,313	47,933

Operating income (loss)	(1,093)	(3,162)	12,468	4,581
Other income (expense)
Interest income	426	490	957	932
Interest expense	(169)	(193)	(344)	(376)
Other income (expense)	—	36	(15)	(4)

Total other income	257	333	598	552

Income (loss) before taxes	(836)	(2,829)	13,066	5,133
Provision (benefit) for income taxes	(323)	(1,117)	5,029	2,028

Net income (loss)	$(513)	$(1,712)	$8,037	$3,105

Basic earnings (loss) per share	$(0.02)	$(0.05)	$0.25	$0.10
Diluted earnings (loss) per share	$(0.02)	$(0.05)	$0.25	$0.09
Shares used in basic per share calculation	31,757	31,682	31,879	32,178
Shares used in diluted per share calculation	31,757	31,682	32,681	33,156

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six months ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$8,037	$3,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,147	4,909
Stock-based compensation expense	1,851	2,421
Change in deferred tax asset	5,029	1,941
Changes in assets and liabilities:
Accounts receivable	8,280	9,897
Inventories	569	(611)
Prepaid expenses and other current assets	(32)	(723)
Accounts payable	(2,788)	245
Accrued payroll and related expenses	(679)	(520)
Accrued royalties	(1,573)	(1,839)
Other accrued liabilities	(153)	(327)

Net cash provided by operating activities	22,688	18,498

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,209)	(1,255)
Acquisition of intangibles	—	(75)
Other assets	(18)	(83)

Net cash used for investing activities	(1,227)	(1,413)

FINANCING ACTIVITIES:
Payments on capital lease obligation	(374)	(330)
Purchase of common stock	(6,983)	(17,774)
Proceeds from issuance of common stock, net	1,534	1,287

Net cash used for financing activities	(5,823)	(16,817)

Net increase in cash and cash equivalents	15,638	268
Cash and cash equivalents, beginning of period	45,489	36,625

Cash and cash equivalents, end of period	$61,127	$36,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$344	$374

Cash paid during the period for income taxes	$275	$188

See accompanying notes.

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements of Quidel Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, is unaudited. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in the Company's 2007 Annual Report on Form 10-K.

        The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For 2008 and 2007, the Company's fiscal year end is December 28 and December 30, respectively. For ease of reference, the calendar quarter end date is used herein. The three and six month periods ended June 30, 2008 and 2007 both included 13 weeks and 26 weeks, respectively.

Note 2. Comprehensive Income (Loss)

        Net income (loss) is equal to comprehensive income (loss) for both the three and six months ended June 30, 2008 and 2007, respectively.

Note 3. Computation of Earnings (Loss) Per Share

        Basic earnings (loss) per share were computed by dividing net earnings by the weighted-average number of common shares outstanding, including vested restricted stock awards, during the period. Diluted earnings per share reflects the potential dilution that would occur if net earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested, time-based restricted stock awards. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and unvested, time-based restricted stock awards. The Company has awarded restricted stock with both time-based as well as performance-based vesting provisions. Stock awards based on performance only (as of June 30, 2008, 386,639 of performance only stock awards were outstanding) are not included in the calculation of basic or diluted earnings per share until the performance criteria are met. For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share, as their impact would be anti-dilutive. For periods in which the Company has earnings, out-of-the-money stock options (i.e., the average stock price during the period is below the exercise price of the stock option) are not included in diluted earnings per common share as their effect is anti-dilutive.

Quidel Corporation

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3. Computation of Earnings (Loss) Per Share (Continued)

        The following table reconciles the weighted-average shares used in computing basic and diluted earnings per share in the respective periods (in thousands; unaudited):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Shares used in basic earnings (loss) per share (weighted-average common shares outstanding)	31,757	31,682	31,879	32,178
Effect of dilutive stock options and restricted stock awards	—	—	802	978

Shares used in diluted earnings (loss) per share calculation	31,757	31,682	32,681	33,156

Note 4. Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$4,736	$5,361
Work-in-process	3,598	2,896
Finished goods	2,134	2,780

	$10,468	$11,037

Note 5. Income Taxes

        The Company adopted FIN 48 on January 1, 2007. As of January 1, 2008, the Company had $6.2 million of unrecognized tax benefits. If recognized, approximately $5.0 million, net of federal tax benefits, would be recorded as a component of income tax expense.

        For the six months ended June 30, 2008, unrecognized tax benefits increased by approximately $0.1 million. While the Company's interest and penalties related to unrecognized tax benefits is immaterial, the Company's policy is to recognize such expenses as tax expense.

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

Note 6. Line of Credit

        The Company currently has a $30.0 million unsecured credit facility (the "Senior Credit Facility"), which matures on June 30, 2009. The Senior Credit Facility bears interest at a rate ranging from 0% to 0.75% plus the lender's prime rate or, at the Company's option, a rate ranging from 0.75% to 1.75%

Quidel Corporation

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 6. Line of Credit (Continued)

plus the London InterBank Offering Rate. The agreement governing the Company's Senior Credit Facility also contains certain customary covenants restricting the Company's ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The terms of the Senior Credit Facility require the Company to comply with certain financial covenants, including: a minimum net worth, a maximum ratio of debt drawn under the Senior Credit Facility to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a fixed charge coverage ratio. As of June 30, 2008, the Company had $30.0 million of availability under the Senior Credit Facility and no amounts were outstanding. The Company was in compliance with all covenants.

Note 7. Stockholders' Equity

        During the six months ended June 30, 2008, 85,000 shares of restricted stock were awarded, 232,372 shares of common stock were issued due to the exercise of stock options and 8,305 shares of common stock were issued in connection with the Company's employee stock purchase plan (the "ESPP"), resulting in proceeds to the Company of approximately $1.5 million. Additionally, during the six months ended June 30, 2008, 486,057 shares of outstanding common stock were repurchased for approximately $7.0 million, which primarily included shares repurchased under the Company's previously announced share repurchase program, but also included 17,957 shares repurchased in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the six months ended June 30, 2008.

Note 8. Stock-Based Compensation

        The Company's net loss for the three months ended June 30, 2008 and 2007 includes $0.9 million and $1.2 million, respectively, of compensation expense related to the Company's stock-based compensation plans. Compensation costs capitalized to inventory and compensation expense related to the Company's ESPP were not material for the three months ended June 30, 2008 and 2007. The compensation expense related to the Company's stock-based compensation plans included in the statement of operations for the three months ended June 30, 2008 and 2007 is as follows: cost of sales of $0.1 million for both periods; research and development of $0.2 million for both periods; sales and marketing of $0.1 million for both periods; and general and administrative of $0.5 million and $0.8 million, respectively.

        The Company's net income for the six months ended June 30, 2008 and 2007 includes $1.9 million and $2.4 million, respectively, of compensation expense related to the Company's stock-based compensation plans. Compensation costs capitalized to inventory and compensation expense related to the Company's ESPP were not material for the six months ended June 30, 2008 and 2007. The compensation expense related to the Company's stock-based compensation plans included in the statement of operations for the six months ended June 30, 2008 and 2007 is as follows: cost of sales of $0.2 million for both periods; research and development of $0.3 million for both periods; sales and marketing of $0.1 million and $0.3 million, respectively; and general and administrative of $1.3 million and $1.6 million, respectively.

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

	Six months ended June 30,
	2008	2007
Expected option life (in years)	4.27	4.68
Volatility rate	0.50	0.70
Risk-free interest rate	2.42%	4.71%
Forfeiture rate	12.7%	12.7%
Dividend rate	0%	0%

        The computation of the expected option life is based on a weighted-average calculation combining the average life of options that have already been exercised and post-vest cancellations with the estimated life of the remaining vested and unexercised options. The expected volatility rate is based on the historic volatility of the Company's stock. Prior to fiscal year 2008, the historic volatility rate was determined using the length of the expected option life. The volatility of our stock has decreased in recent fiscal periods, and as a result we changed our look back period in determining volatility to be 2.75 years. We do not believe this change will have a material impact on our financial statements for fiscal year 2008. The risk-free interest rate is based on the U.S. Treasury yield curve over the expected term of the option. The Company's estimated forfeiture rate is based on its historic experience. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

        The Company's determination of fair value is affected by the Company's stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each option granted during the six months ended June 30, 2008, estimated as of the grant date using the Black-Scholes option valuation model, was $7.02 per option. The total intrinsic value of options exercised was $2.3 million during the six months ended June 30, 2008. As of June 30, 2008, total unrecognized compensation cost related to stock options was approximately $4.7 million and the related weighted-average period over which it is expected to be recognized is approximately 2.85 years.

         Restricted Stock Awards:    The fair value of stock awards is determined based on the closing market price of the Company's common stock on the grant date, or as described below in the case of performance-based stock grants. Compensation expense for stock awards is measured at the grant date and recognized ratably over the vesting period. Additionally, compensation expense for the performance-based grants is recorded based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance related goals. The continued assessment of probability may result in additional expense recognition or expense reversal, dependent upon the level of achievement

Quidel Corporation

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8. Stock-Based Compensation (Continued)

of a performance goal. The measurement date at which the face value of the award is determined for the performance-based stock grants takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the stock grant.

         Restricted Stock Units:    During the six months ended June 30, 2008, restricted stock units were granted to certain members of the Board of Directors. The compensation expense associated with restricted stock units was $0.1 million for both the six months ended June 30, 2008 and 2007, respectively.

        The total amount of unrecognized compensation cost related to restricted stock and restricted stock units as of June 30, 2008 was approximately $3.8 million, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

Note 9. Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the U.S. represented $9.1 million (14%) and $7.7 million (15%) of total revenue for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, balances due from foreign customers were $2.4 million and $4.0 million, respectively.

        The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Six months ended June 30,
	2008	2007
Customer:
A	23%	19%
B	13%	14%
C	10%	10%

	46%	43%

        As of June 30, 2008, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $8.0 million while, at December 31, 2007, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $12.0 million.

Note 10. Fair Value Measurements

        Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        In this quarterly report, all references to "we," "our" and "us" refer to Quidel Corporation and its subsidiaries.

Future Uncertainties and Forward-Looking Statements

        This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those currently expected. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the length and severity of cold and flu seasons, uncertainty surrounding the detection of novel influenza viruses involving human specimens, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors and the level of success in our recent strategic sales initiatives, technological changes and uncertainty with research and technology development, including any future molecular-based technology, the reimbursement system currently in place and future changes to that system, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the U.S. Food and Drug Administration (the "FDA"), intellectual property, product liability, environmental or other litigation, required patent license fee payments not currently reflected in our costs, potential inadequacy of booked reserves and possible impairment of goodwill, and lower than anticipated sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described under "Risk Factors" in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the "SEC") from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the Consolidated Financial Statements and notes thereto beginning on page 3 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements.

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

        Our total revenues increased to $62.8 million for the six months ended June 30, 2008 from $52.5 million for the six months ended June 30, 2007. This growth was largely driven by increased domestic sales of our infectious disease and reproductive and women's health products. We continued to focus our efforts to strengthen market and brand leadership in infectious disease and reproductive and women's health by delivering economic and clinical proof through our Quidel Value Build™ ("QVB™") program.

        We derive a significant portion of our total revenue from two product categories. For the six months ended June 30, 2008 and 2007, we derived approximately 90% and 87%, respectively, of our total revenue from sales of our infectious disease and reproductive and women's health categories. Additionally, we derive a significant portion of our total revenue from a relatively small number of distributors. Approximately 46% and 43% of our total revenue for the six months ended June 30, 2008 and 2007, respectively, were derived from sales through our three largest distributors.

Outlook

        For the remainder of fiscal year 2008, we anticipate continued year-over-year revenue growth in our infectious disease and reproductive and women's health product lines. We expect gross margins will continue to be positively affected by a more favorable product mix as well as increased unit volumes, partially offset by slightly lower average selling prices. We continue to expect a gradual conversion of the fecal occult blood test market from the current guaiac-based test to an immunochemical-based test. Successful conversion of this market requires changing physician behavior through education, focused in part on clinical and economic validation. Additionally, we expect our QuickVue® RSV test for the qualitative detection of respiratory syncytial virus ("RSV") to be a well-received companion test to our QuickVue® Influenza test so that physicians are well prepared to diagnose and appropriately manage patients with influenza and/or RSV. We received Clinical Laboratory Improvement Amendments of 1988 ("CLIA") waiver on our RSV test in February 2008. Internationally, we expect our previously announced global alliance with bioMérieux to increase the reach of our products to markets around the world. Consistent with recent historical periods, the Company has grown operating expenses at a rate less than our revenue growth rate, and we expect this to continue for fiscal 2008.

Results of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Total Revenues

        The following table compares total revenues for the three months ended June 30, 2008 and 2007 (in thousands, except percentages):

	For the three months ended June 30,		Increase
	2008	2007	$	%
Infectious disease net product sales	$9,432	$8,009	$1,423	18%
Reproductive and women's health net product sales	8,939	7,274	1,665	23%
Other net product sales	3,273	3,026	247	8%
Royalty income and license fees	272	271	1	0%

Total revenues	$21,916	$18,580	$3,336	18%

        The increase in total revenues was largely driven by increased sales of our infectious disease and reproductive and women's health products. Our revenues were favorably impacted by a strategic sales initiative covering a majority of our product portfolio with certain of our key domestic distributors. During the second quarter of 2008, the increase related to these programs was primarily driven by our non-seasonal products. We expect this will translate into end user unit market share gain in future periods. In addition, our international growth includes sales under our new bioMérieux partnership. Sales of our infectious disease and reproductive and women's health products accounted for 84% of our total revenue for three months ended June 30, 2008, compared to 82% for the three months ended June 30, 2007.

        Royalty income and license fees primarily relates to payments earned on our patented technologies utilized by third parties.

Cost of Sales

        Cost of sales increased 10% to $10.2 million, or 47% of total revenues for the three months ended June 30, 2008, compared to $9.3 million, or 50% of total revenues for the three months ended June 30, 2007. The absolute dollar increase is primarily related to the variable nature of direct costs (material and labor) associated with the 18% increase in total revenues. The percentage decrease in cost of sales to revenue was largely due to increased volume and the associated leverage of our manufacturing costs, partially offset by somewhat lower average selling prices on our infectious disease and reproductive and women's health products.

Operating Expenses

        The following table compares operating expenses for the three months ended June 30, 2008 and 2007 (in thousands, except percentages):

	For the three months ended June 30,
	2008		2007
					Increase (Decrease)
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues
					$	%
Research and development	$2,935	13%	$3,282	18%	$(347)	(11)%
Sales and marketing	5,591	26%	4,729	25%	862	18%
General and administrative	3,098	14%	3,117	17%	(19)	(1)%
Amortization of intangibles	1,143	5%	1,298	7%	(155)	(12)%

Research and Development Expense

        The decrease in research and development expense is due primarily to the discontinuation of our layered thin film immunoassay program in the fourth quarter of 2007, partially offset by increased investment in other strategic research and development efforts. The primary components of research and development expense are personnel and material costs associated with development of potential new technologies and processes and with products under development. In addition, we continue to incur substantial costs related to clinical trials as well as our overall efforts under our QVB programs.

Sales and Marketing Expense

        The increase in sales and marketing expense is primarily related to our increased investment in our sales force to further support our leadership position and seek to take advantage of further opportunities in POC diagnostics as well as increased expenses associated with our annual sales meeting and distributor awards event, both held in the second quarter of 2008. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements, programs aimed at distribution partners and product shipment costs.

General and Administrative Expense

        General and administrative expense was relatively constant for both the three months ended June 30, 2008 and June 30, 2007. There was a decrease in stock-based compensation expense related to the departure of an executive, partially offset by increased headcount, which were added during late 2007.

Amortization of Intangibles

        The amortization of intangible assets decreased primarily due to the full amortization of certain purchased technology in fiscal year 2007.

        We completed our annual evaluation for impairment of goodwill in December 2007 and subsequently determined that there were no impairment indicators as of June 30, 2008. A significant decline in our projected revenue or earnings growth or cash flows, a significant decline in our stock price or the stock price of comparable companies, loss of legal ownership or title to an asset and any significant change in our strategic business objectives and utilization of our assets are among many factors that could result in an impairment charge that could have a material negative impact on our operating results. Our other intangible assets, which are being amortized over a period of two to twelve years, include purchased technology, license agreements, patents and trademarks.

Other Income (Expense)

        The decrease in interest income is related to the decrease in interest rates, partially offset by an increase in our average cash balance during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Interest expense relates to interest paid on obligations under capital leases, which are primarily associated with our San Diego facility.

Income Taxes

        The effective tax rate for the three months ended June 30, 2008 and 2007 was 38.5% and 39.5%, respectively. We recognized a tax benefit of $0.3 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively. The reduction in effective tax rate is largely driven by the completion of a research and development tax credit study during late 2007.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Total Revenues

        The following table compares total revenues for the six months ended June 30, 2008 and 2007 (in thousands, except percentages):

	For the six months ended June 30,		Increase (Decrease)
	2008	2007	$	%
Infectious disease net product sales	$41,630	$32,049	$9,581	30%
Reproductive and women's health net product sales	14,490	13,152	1,338	10%
Other net product sales	6,138	6,762	(624)	(9)%
Royalty income and license fees	523	551	(28)	(5)%

Total revenues	$62,781	$52,514	$10,267	20%

        The increase in total revenues was largely driven by increased sales of our infectious disease and reproductive and women's health products. Our revenues were favorably impacted due to the timing of the 2007/2008 flu season during the first quarter of 2008. In addition, our revenues were favorably impacted by a strategic sales initiative covering a majority of our product portfolio with certain of our key domestic distributors. During the second quarter of 2008, the increase related to these programs was primarily driven by our non-seasonal products. We expect this will translate into end user unit market share gains in future periods. In addition, our international growth includes sales under our new bioMérieux partnership. Sales of our infectious disease and reproductive and women's health products accounted for 89% of our total revenue for six months ended June 30, 2008, compared to 86% for the six months ended June 30, 2007.

        Royalty income and license fees primarily relates to payments earned on our patented technologies utilized by third parties.

Cost of Sales

        Cost of sales increased 9% to $24.4 million, or 39% of total revenues for the six months ended June 30, 2008, compared to $22.3 million, or 42% of total revenues for the six months ended June 30, 2007. The absolute dollar increase is primarily related to the variable nature of direct costs (material and labor) associated with the 20% increase in total revenues. The percentage decrease in cost of sales to revenue was largely due to a more favorable product mix and the leverage of our manufacturing costs associated with higher sales volume, partially offset by somewhat lower average selling prices on our infectious disease and reproductive and women's health products.

Operating Expenses

        The following table compares operating expenses for the six months ended June 30, 2008 and 2007 (in thousands, except percentages):

	For the six months ended June 30,
	2008		2007
					Increase (Decrease)
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues
					$	%
Research and development	$6,002	10%	$6,646	13%	$(644)	(10)%
Sales and marketing	10,911	17%	9,384	18%	1,527	16%
General and administrative	6,737	11%	6,813	13%	(76)	(1)%
Amortization of intangibles	2,294	4%	2,822	5%	(528)	(19)%

Research and Development Expense

        The decrease in research and development expense is due primarily to the discontinuation of our layered thin film immunoassay program in the fourth quarter of 2007, partially offset by increased investment in other strategic research and development efforts. The primary components of research and development expense are personnel and material costs associated with development of potential new technologies and processes and with products under development. In addition, we continue to incur substantial costs related to clinical trials as well as our overall efforts under our QVB programs.

Sales and Marketing Expense

        The increase in sales and marketing expense is primarily related to our increased investment in our sales force to further support our leadership position and seek to take advantage of further opportunities in POC diagnostics as well as increased expenses associated with our annual sales meeting and distributor awards event, both held in the second quarter of 2008. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements, programs aimed at distribution partners and product shipment costs.

General and Administrative Expense

        General and administrative expense decreased slightly for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. There was a decrease in stock-based compensation expense related to the departure of an executive in 2008 as well related costs during 2007 associated with the departure of our former Chief Financial Officer, both of which were partially offset by increased headcount, which were added during late 2007.

Amortization of Intangibles

        The amortization of intangible assets decreased primarily due to the full amortization of certain purchased technology in fiscal year 2007.

Other Income (Expense)

        The increase in interest income is largely related to the increase in our average cash balance during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, partially offset by a decrease in interest rates. Interest expense relates to interest paid on obligations under capital leases, which are primarily associated with our San Diego facility.

Income Taxes

        The effective tax rate for the six months ended June 30, 2008 and 2007 was 38.5% and 39.5%, respectively. We recognized a tax expense of $5.0 million and $2.0 million for the six months ended June 30, 2008 and 2007, respectively. The reduction in effective tax rate is largely driven by the completion of a research and development tax credit study during late 2007.

Liquidity and Capital Resources

        As of June 30, 2008, our principal sources of liquidity consisted of $61.1 million in cash and cash equivalents, as well as the $30.0 million available to us under our unsecured credit facility (the "Senior Credit Facility"). Our working capital as of June 30, 2008 was $82.2 million.

        Our cash provided by operating activities was $22.7 million for the six months ended June 30, 2008. We had net income of $8.0 million, including $4.1 million of depreciation and amortization of intangible assets. Other changes in operating assets and liabilities included a decrease in accounts receivable, inventory, accounts payable, accrued payroll and related expenses and accrued royalties of $8.3 million, $0.6 million, $2.8 million $0.7 million and $1.6 million, respectively. The decreases in accounts receivable, inventory, accounts payable and accrued royalties were largely due to seasonal demand fluctuations of our influenza product, while the decrease in payroll and related expenses was largely related to payments made during the period under our 2007 employee compensation programs.

        Our investing activities used $1.2 million during the six months ended June 30, 2008 for the acquisition of production and scientific equipment and building improvements.

        We are planning approximately $4.3 million in capital expenditures for the remainder of 2008. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement facility improvements, and for information technology. We plan to fund these capital expenditures with cash flow from operations. We do not have any firm purchase commitments with respect to such planned capital expenditures as of the date of filing this report.

        Our financing activities used $5.8 million of cash during the six months ended June 30, 2008. This was primarily related to the repurchase of approximately 0.5 million shares of our common stock in the open market at a cost of approximately $7.0 million and payments on obligations under our capital leases related to our building in San Diego of $0.4 million, partially offset by proceeds of $1.5 million received from the issuance of common stock under our equity incentive plans.

        We currently have a $30.0 million Senior Credit Facility, which matures on June 30, 2009. The Senior Credit Facility bears interest at a rate ranging from 0% to 0.75% plus the lender's prime rate or, at our option, a rate ranging from 0.75% to 1.75% plus the London InterBank Offering Rate. The agreement governing our Senior Credit Facility also contains certain customary covenants restricting our ability to, among other matters, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The terms of the Senior Credit Facility require us to comply with certain financial covenants, including: a minimum net worth, a maximum ratio of debt drawn under the Senior Credit Facility to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a fixed charge coverage ratio. As of June 30, 2008, we had $30.0 million of availability under the Senior Credit Facility and we were in compliance with all covenants.

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

Off-Balance Sheet Arrangements

        At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        There have been no other significant changes in critical accounting policies or management estimates since the year ended December 31, 2007. A comprehensive discussion of our critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

        The fair market value of any outstanding balances drawn under our floating interest rate line of credit is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2008. Based on our market risk sensitive instruments outstanding at June 30, 2008 and 2007, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

        Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of June 30, 2008, our cash and cash equivalents were placed in money market and/or overnight funds that are highly liquid and which we believe are not subject to material market fluctuation risk.

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

ITEM 4.    Controls and Procedures

         Evaluation of disclosure controls and procedures:    We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         Changes in internal control over financial reporting:    There was no change in our internal control over financial reporting during the three months ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except for the risk factor set forth below. For a detailed description of our risk factors, refer to Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007.

        As described herein under Part I, Item 2 "Management Discussion and Analysis of Financial Condition and Result of Operations", as part of our strategic sales initiative started during the three months ended June 30, 2008 with several of our key distributors, we received initial stocking orders and committed purchases to drive our goal of increased market share. If we are unsuccessful under this strategic initiative and are unable to drive market share conversion, this would result in increased inventory in the domestic market and may significantly and adversely impact our sales in the third and/or fourth quarter of 2008.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2008.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(2)
April 1—April 30, 2008	—	$—	—	$14,863,000
May 1—May 31, 2008	23,753	15.22	8,106	14,742,000
June 1—June 30, 2008	—		—	14,742,000

Total	23,753	$15.22	8,106	$14,742,000

(1)
In addition to our stock repurchase program, 15,647 shares of common stock were repurchased by us in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended June 30, 2008.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Stockholders was held on May 13, 2008. All of the directors nominated for election as stated in our proxy statement were elected as follows:

DIRECTOR NOMINEE	VOTES IN FAVOR	VOTES WITHHELD
Thomas D. Brown	20,591,454	7,337,139
Kenneth F. Buechler, Ph.D.	27,768,168	160,425
Rod F. Dammeyer	20,605,065	7,323,528
Caren L. Mason	22,697,908	5,230,685
Mary Lake Polan, M.D., Ph.D., M.P.H.	20,605,087	7,323,506
Mark A. Pulido	20,510,960	7,417,633
Jack W. Schuler	20,470,097	7,458,496

        In addition, the other proposal presented at the 2008 Annual Meeting, as stated in our proxy statement, was approved as follows:

    To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2008.

VOTES IN FAVOR	VOTES AGAINST	VOTES ABSTAINING	NON-VOTES
27,865,634	29,523	33,436	—

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
10.1
Registrant's 2008 Equity Incentive Program for the Company's Executive Officers, effective as of April 7, 2008. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 10, 2008.)
10.2
2008 Short-Term Cash Incentive Program for the Company's Executive Officers, effective as of April 7, 2008. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on April 10, 2008.)
10.3	Employment Offer Letter, dated June 5, 2008, between Quidel Corporation and Robert J. Bujarski. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 6, 2008.)
10.4
Agreement Re: Change in Control, entered into on June 5, 2008, between Quidel Corporation and Robert J. Bujarski. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on June 6, 2008.)
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

Date: July 25, 2008	QUIDEL CORPORATION

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
10.1
Registrant's 2008 Equity Incentive Program for the Company's Executive Officers, effective as of April 7, 2008. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 10, 2008.)
10.2
2008 Short-Term Cash Incentive Program for the Company's Executive Officers, effective as of April 7, 2008. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on April 10, 2008.)
10.3	Employment Offer Letter, dated June 5, 2008, between Quidel Corporation and Robert J. Bujarski. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 6, 2008.)
10.4
Agreement Re: Change in Control, entered into on June 5, 2008, between Quidel Corporation and Robert J. Bujarski. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on June 6, 2008.)
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
  ITEM 4. Controls and Procedures
  PART II OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 1A. Risk Factors
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. OTHER INFORMATION
  ITEM 6. Exhibits
SIGNATURES
Exhibit Index