Form 10-Q
period 2009-03-31
QUIDEL CORP /DE/
filed 2009-04-24
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

         As of April 22, 2009, 30,093,433 shares of common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value; unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$56,338	$57,908
Accounts receivable, net	6,091	25,320
Inventories	12,596	11,702
Deferred tax asset—current	6,833	5,043
Prepaid expenses and other current assets	2,331	1,053

Total current assets	84,189	101,026
Property and equipment, net	18,786	19,081
Intangible assets, net	9,473	9,833
Deferred tax asset—non-current	11,240	11,240
Other non-current assets	1,553	1,628

Total assets	$125,241	$142,808

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,093	$4,317
Accrued payroll and related expenses	2,707	2,719
Accrued royalties	1,368	2,659
Current portion of obligations under capital leases	888	862
Other current liabilities	3,358	4,877

Total current liabilities	10,414	15,434
Capital leases, net of current portion	5,903	6,137
Deferred rent	908	948
Income taxes payable	1,053	1,053
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 30,872 and 31,894 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	31	32
Additional paid-in capital	128,655	138,126
Accumulated deficit	(21,723)	(18,922)

Total stockholders' equity	106,963	119,236

Total liabilities and stockholders' equity	$125,241	$142,808

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three months ended March 31,
	2009	2008
Total revenues	$16,890	$40,865
Costs and expenses
Cost of sales (excludes amortization of intangible assets)	8,424	14,127
Research and development	2,896	3,067
Sales and marketing	4,735	5,320
General and administrative	4,120	3,639
Amortization of intangibles	348	1,151
Restructuring charges	953	—

Total costs and expenses	21,476	27,304

Operating (loss) income	(4,586)	13,561
Other (expense) income
Interest income	153	531
Interest expense	(158)	(175)
Other expense	—	(15)

Total other (expense) income	(5)	341

(Loss) income before taxes	(4,591)	13,902
(Benefit) provision for income taxes	(1,790)	5,352

Net (loss) income	$(2,801)	$8,550

Basic (loss) earnings per share	$(0.09)	$0.27
Diluted (loss) earnings per share	$(0.09)	$0.26
Shares used in basic per share calculation	31,053	32,001
Shares used in diluted per share calculation	31,053	32,835

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three months ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(2,801)	$8,550
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other	1,533	2,067
Stock-based compensation expense	808	971
Deferred tax asset	(1,790)	5,352
Changes in assets and liabilities:
Accounts receivable	19,229	12,064
Inventories	(894)	504
Prepaid expenses and other current assets	(1,278)	(920)
Accounts payable	(2,224)	(2,263)
Accrued payroll and related expenses	(12)	(1,019)
Accrued royalties	(1,291)	167
Other current liabilities	(1,519)	451

Net cash provided by operating activities	9,761	25,924

INVESTING ACTIVITIES:
Acquisition of property and equipment	(843)	(400)
Other assets	1	(18)

Net cash used for investing activities	(842)	(418)

FINANCING ACTIVITIES:
Payments on capital lease obligation	(208)	(185)
Purchase of common stock	(10,467)	(6,623)
Proceeds from issuance of common stock, net	186	354

Net cash used for financing activities	(10,489)	(6,454)

Net (decrease) increase in cash and cash equivalents	(1,570)	19,052
Cash and cash equivalents, beginning of period	57,908	45,489

Cash and cash equivalents, end of period	$56,338	$64,541

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$158	$174

Cash paid during the period for income taxes	$200	$275

See accompanying notes.

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements of Quidel Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at March 31, 2009, and for the three months ended March 31, 2009 and 2008, is unaudited. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in the Company's 2008 Annual Report on Form 10-K.

        Each of the Company's fiscal quarters end on the Sunday closest to the end of the calendar quarter. For 2009 and 2008, the Company's fiscal year end is January 3, 2010 and December 28, 2008, respectively. For ease of reference, the calendar quarter end dates are used herein. The three-month periods ended March 31, 2009 and 2008 both included 13 weeks.

Note 2. Comprehensive (Loss) Income

        Net (loss) income is equal to comprehensive (loss) income for both the three months ended March 31, 2009 and 2008, respectively.

Note 3. Computation of (Loss) Earnings Per Share

        Basic (loss) earnings per share were computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding, including vested restricted stock awards, during the period. Diluted earnings per share reflects the potential dilution that would occur if net earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested, time-based restricted stock awards. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding stock options and unvested, time-based restricted stock awards. The Company has awarded restricted stock with both time-based as well as performance-based vesting provisions. Stock awards based on performance only are not included in the calculation of basic or diluted earnings per share until the performance criteria are met. For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share, as their impact would be anti-dilutive. For periods in which the Company has earnings, out-of-the-money stock options (i.e., the average stock price during the period is below the exercise price of the stock option) are not included in diluted earnings per share as their effect is anti-dilutive.

Quidel Corporation

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3. Computation of (Loss) Earnings Per Share (Continued)

        The following table reconciles the weighted-average shares used in computing basic and diluted (loss) earnings per share in the respective periods (in thousands; unaudited):

	Three months ended March 31,
	2009	2008
Shares used in basic (loss) earnings per share (weighted-average common shares outstanding)	31,053	32,001
Effect of dilutive stock options and restricted stock awards	—	834

Shares used in diluted (loss) earnings per share calculation	31,053	32,835

Note 4. Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$5,640	$4,956
Work-in-process (materials, labor and overhead)	2,220	3,108
Finished goods (materials, labor and overhead)	4,736	3,638

	$12,596	$11,702

Note 5. Other Current Liabilities

        Other current liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Customer incentives	$2,109	$3,593
Amounts due on technology and license acquisitions	250	250
Accrued professional fees	180	337
Other	819	697

	$3,358	$4,877

Note 6. Income Taxes

        The Company is subject to periodic audits by domestic and foreign tax authorities. The Company's tax years for 1993 and forward are subject to examination by the U.S. authorities due to the carry forward of unutilized net operating losses and research and development credits.

        With few exceptions, the Company's tax years for 1999 and forward are subject to examination by state and foreign tax authorities. The Company believes that it has appropriate support for the income

Quidel Corporation

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 6. Income Taxes (Continued)

tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

Note 7. Line of Credit

        The Company currently has a $120.0 million senior secured syndicated credit facility (the "Senior Credit Facility"), which matures on October 8, 2013. The Senior Credit Facility bears interest at a rate ranging from 0.50% to 1.75% plus the lender's prime rate or, at the Company's option, a rate ranging from 1.50% to 2.75% plus the London InterBank Offering Rate. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The Company is also subject to financial covenants which include a funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, and an interest coverage ratio. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of March 31, 2009, the Company had approximately $60.0 million available under the Senior Credit Facility, which can fluctuate from time to time due to, among other factors, the Company's funded debt to EBITDA ratio. The Company had no amounts outstanding under the Senior Credit Facility and was in compliance with all financial covenants.

Note 8. Stockholders' Equity

        During the three months ended March 31, 2009, 113,414 shares of restricted stock were awarded, 75,555 shares of restricted stock were cancelled, 14,312 shares of common stock were issued due to the exercise of stock options and 12,518 shares of common stock were issued in connection with the Company's employee stock purchase plan (the "ESPP"), resulting in net proceeds to the Company of approximately $0.2 million. Additionally, during the three months ended March 31, 2009, 1,086,739 shares of outstanding common stock were repurchased for approximately $10.5 million, which primarily included shares repurchased under the Company's previously announced share repurchase program, but also included 11,507 shares repurchased in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended March 31, 2009.

Quidel Corporation

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 9. Stock-Based Compensation

        The compensation expense related to the Company's stock-based compensation plans included in the statement of operations for the three months ended March 31, 2009 and 2008 was as follows (in millions):

	Three months ended March 31,
	2009	2008
Cost of sales	$0.1	$0.1
Research and development	0.1	0.1
Sales and marketing	0.1	0.1
General and administrative	0.7	0.7
Restructuring charges	(0.2)	—

	$0.8	$1.0

        Total compensation expense recognized for the three months ended March 31, 2009 and 2008 includes $0.6 million related to stock options for both periods and $0.2 million and $0.4 million related to restricted stock, respectively. Total compensation expense for the three months ended March 31, 2009 is net of a $0.2 million compensation expense reversal for certain terminated employees in connection with the Company's restructuring plan. As of March 31, 2009, total unrecognized compensation expense related to nonvested stock options was $5.8 million, which is expected to be recognized over a weighted-average period of approximately 3.21 years. As of March 31, 2009, total unrecognized compensation expense related to nonvested restricted stock was $2.2 million, which is expected to be recognized over a weighted-average period of approximately 3.13 years. Compensation expense capitalized to inventory and compensation expense related to the Company's ESPP were not material for the three months ended March 31, 2009 and 2008.

        The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants:

	Three months ended March 31,
	2009	2008
Expected option life (in years)	4.57	4.78
Volatility rate	0.51	0.51
Risk-free interest rate	1.76%	2.51%
Forfeiture rate	15.5%	12.7%
Dividend rate	0%	0%

        The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $5.34 and $7.25, respectively. The grant date fair value of restricted stock is determined based on the closing market price of the Company's common stock on the grant date.

Quidel Corporation

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 9. Stock-Based Compensation (Continued)

        Included in the stock option and restricted stock grants for the three months ended March 31, 2009 is a grant of 700,000 non-qualified stock options and 100,000 shares of time-based restricted stock to the Company's new President and Chief Executive Officer.

Note 10. Industry and Geographic Information

        The Company operates in one reportable segment. Sales to customers outside the U.S. represented $3.0 million (18%) and $4.4 million (11%) of total revenue for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, balances due from foreign customers were $1.6 million and $4.7 million, respectively.

        The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Three months ended March 31,
	2009	2008
Customer:
A	17%	10%
B	15%	20%
C	13%	3%
D	6%	14%
E	1%	12%

	52%	59%

        As of March 31, 2009, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $4.0 million while, at December 31, 2008, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $17.9 million.

Note 11. Fair Value Measurement

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

Note 12. Restructuring Charges

        In March 2009, the Company announced and implemented a restructuring plan (the "Restructuring Plan"). The Restructuring Plan primarily consisted of a workforce reduction of 28 employees (approximately 10% of the Company's total workforce) as well as consolidation of facility space at its Santa Clara, California location. The Company accounts for one-time employee termination benefits

Quidel Corporation

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12. Restructuring Charges (Continued)

and other applicable restructuring charges in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The expected completion or cash payout date for the workforce reduction is the end of fiscal 2009, at which time the COBRA benefits will expire for terminated employees. The Company recorded a charge of $1.0 million during the three months ended March 31, 2009, which is net of a $0.2 million stock-based compensation expense reversal for certain terminated employees. As of March 31, 2009, no cash payments were made against the liability and the restructuring accrual of $0.8 million is classified as accrued payroll and related expenses or other current liabilities in the accompanying Consolidated Balance Sheets. As part of the Restructuring Plan, the Company recorded an impairment charge related to a fixed asset no longer in use. Additionally, the Company vacated the impaired portion of its Santa Clara facility subsequent to the end of its first fiscal quarter; therefore, an additional restructuring charge of approximately $1.1 million related to its lease will be reflected in the Company's second quarter operating results as of June 30, 2009.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        In this quarterly report, all references to "we," "our" and "us" refer to Quidel Corporation and its subsidiaries.

Future Uncertainties and Forward-Looking Statements

        This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those currently expected. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the timing of onset, length and severity of cold and flu seasons, the level of success in executing on our strategic initiatives, uncertainty surrounding the detection of novel influenza viruses involving human specimens, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, technological changes and uncertainty with research and technology development, including any future molecular-based technology, the reimbursement system currently in place and future changes to that system, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the U.S. Food and Drug Administration (the "FDA"), intellectual property, product liability, environmental or other litigation, potential required patent license fee payments not currently reflected in our costs, potential inadequacy of booked reserves and possible impairment of goodwill, and lower than anticipated sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described under "Risk Factors" in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the "SEC") from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the Consolidated Financial Statements and notes thereto beginning on page 3 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.

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

Recent Developments

        In January 2009, we announced that Caren L. Mason, our President and Chief Executive Officer ("CEO"), had decided to retire from the Company on June 1, 2009. Ms. Mason continued in her capacity as President and CEO as well as a Board Director until March 1, 2009, and from March 1, 2009 through her retirement date, Ms. Mason is serving as a special advisor to the new CEO. In January 2009, we also announced the appointment of Douglas C. Bryant as the Company's new

President, CEO and member of the Board of Directors. Mr. Bryant began his employment and became a Board Director in February 2009, and his role as President and CEO was effective March 1, 2009.

        In March 2009, we announced a restructuring plan which included a workforce reduction in order to gain operational efficiencies and reduce costs. The reduction in force involved approximately 10% of the workforce from all areas of the business. We incurred a restructuring charge of $1.0 million in the first quarter of 2009 for both personnel and non-personnel related costs and expect to incur an additional restructuring charge of approximately $1.1 million in the second quarter of 2009, relating to the impairment of an operating lease for a portion of our Santa Clara facility, which was not completely vacated until early April 2009.

Outlook

        For the fiscal year 2009, we anticipate an overall decrease in revenue year-over-year, due primarily to the impact of the weak 2008/2009 cold and flu season during the first quarter of 2009, lower pre-season influenza purchases in the third and fourth quarters of 2009, as well as other macroeconomic conditions. We expect gross margins will also be negatively impacted primarily by an unfavorable product mix of our infectious disease products. Internationally, we expect continued growth for fiscal year 2009 as we increase the reach of our products to markets around the world. Excluding amortization expense, we expect operating expenses to be slightly lower year-over-year, largely as a result of our restructuring efforts, partially offset by continued investment in research and development.

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Total Revenues

        The following table compares total revenues for the three months ended March 31, 2009 and 2008 (in thousands, except percentages):

	For the three months ended March 31,		Increase (Decrease)
	2009	2008	$	%
Infectious disease net product sales	$7,817	$32,199	$(24,382)	(76)%
Reproductive and women's health net product sales	4,941	5,543	(602)	(11)%
Other net product sales	3,860	2,872	988	34%
Royalty income and license fees	272	251	21	8%

Total revenues	$16,890	$40,865	$(23,975)	(59)%

        The decrease in total revenues was primarily driven by a significant decrease in sales of our infectious disease products. We believe the decrease in revenue of our influenza and Group A strep products is related to the timing of onset and overall weakness of the 2008/2009 cold and flu season. In this regard, revenues were adversely impacted by both a significant decrease in the number of doctor visits for influenza-like illnesses as well as overall patient visits, compared to the prior year. The decrease in total revenues was partially offset by an increase in our other product sales category, which was a result of an increase in sales of our veterinary products.

        We derive a significant portion of our total revenue from a relatively small number of distributors. Approximately 52% and 59% of our total revenue for the three months ended March 31, 2009 and 2008, respectively, were derived from sales through our five largest distributors.

        The revenue from royalty income and license fees for all periods primarily relate to royalty payments earned on our patented technologies utilized by third parties.

Cost of Sales

        Cost of sales decreased 40% to $8.4 million, or 50% of total revenues for the three months ended March 31, 2009, compared to $14.1 million, or 35% of total revenues for the three months ended March 31, 2008. The absolute dollar decrease is primarily related to the variable nature of direct costs (material and labor) associated with the 59% decrease in total revenues. The percentage increase in cost of sales as a percentage of total revenue was largely due to an unfavorable product mix and a decrease in unit volume and the related leverage of fixed costs.

Operating Expenses

        The following table compares operating expenses for the three months ended March 31, 2009 and 2008 (in thousands, except percentages):

	For the three months ended March 31,
	2009		2008
					Increase (Decrease)
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues
					$	%
Research and development	$2,896	17%	$3,067	8%	$(171)	(6)%
Sales and marketing	4,735	28%	5,320	13%	(585)	(11)%
General and administrative	4,120	24%	3,639	9%	481	13%
Amortization of intangibles	348	2%	1,151	3%	(803)	(70)%
Restructuring charges	953	6%	—	—	953	N/A

Research and Development Expense

        The decrease in research and development expense is due primarily to certain project-related costs that were incurred during the first quarter of 2008 and lower incentive compensation in the first quarter of 2009 compared to the first quarter of 2008, partially offset by an increase in headcount hired during late 2008 and material costs associated with the development of potential new technologies and processes and with products under development.

Sales and Marketing Expense

        The decrease in sales and marketing expense is primarily related to a decrease in sales commissions and product shipment costs associated with lower sales volume, partially offset by an increased investment in our sales force to further support our leadership position. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements, market research and reimbursement-related activities.

General and Administrative Expense

        The increase in general and administrative expense is primarily related to transition costs from hiring our new CEO and increased costs incurred in connection with our new credit facility, partially offset by lower incentive compensation in the first quarter of 2009 compared to the first quarter of 2008.

Amortization of Intangibles

        The amortization of intangible assets decreased primarily due to the full amortization of a license agreement in December 2008.

Restructuring Charges

        We recorded a restructuring charge of $1.0 million, comprised of personnel and non-personnel related costs, during the three months ended March 31, 2009, which is net of a $0.2 million stock-based compensation expense reversal for certain terminated employees.

Other Income (Expense)

        The decrease in interest income is related to the decrease in interest rates and a decrease in our average cash balance during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Interest expense relates to interest paid on obligations under capital leases, primarily associated with our San Diego facility.

Income Taxes

        The effective tax rate for the three months ended March 31, 2009 and 2008 was 39.0% and 38.5%, respectively. We recognized a tax benefit of $1.8 million for the three months ended March 31, 2009 and tax expense of $5.4 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

        As of March 31, 2009, our principal sources of liquidity consisted of $56.3 million in cash and cash equivalents, as well as the $60.0 million available to us under our senior secured syndicated credit facility (the "Senior Credit Facility"), which can fluctuate from time to time due to, among other factors, our funded debt to EBITDA ratio. Our working capital as of March 31, 2009 was $73.8 million.

        Our cash provided by operating activities was $9.8 million for the three months ended March 31, 2009. We had a net loss of $2.8 million, including non-cash charges of $1.5 million for depreciation and amortization of intangible assets and property and equipment. Other changes in operating assets and liabilities included decreases in accounts receivable of $19.2 million, accounts payable of $2.2 million and accrued royalties of $1.3 million, which are due to the decrease in revenue during the quarter. The decrease in other current liabilities of $1.5 million was primarily due to a decrease in the allowance for volume discounts related to the decrease in total revenues.

        Our investing activities used $0.8 million during the three months ended March 31, 2009 primarily for the acquisition of production and scientific equipment and building improvements.

        We are planning approximately $5.0 million in capital expenditures for the remainder of 2009. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement facility improvements, and for information technology. We plan to fund these capital expenditures with cash flow from operations. We have $0.3 million in firm purchase commitments with respect to such planned capital expenditures as of the date of filing this report.

        Our financing activities used $10.5 million of cash during the three months ended March 31, 2009. This was primarily related to the repurchase of approximately 1.1 million shares of our common stock in the open market at a cost of approximately $10.5 million.

        Our $120.0 million Senior Credit Facility matures on October 8, 2013. The Senior Credit Facility bears interest at a rate ranging from 0.50% to 1.75% plus the lender's prime rate or, at our option, a rate ranging from 1.50% to 2.75% plus the London InterBank Offering Rate. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The terms of the Senior Credit Facility require us to comply with certain financial covenants which include a funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, and an interest coverage ratio. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of March 31, 2009, we had approximately $60.0 million available under the Senior Credit Facility. We had no amounts outstanding under the Senior Credit Facility and we were in compliance with all financial covenants.

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

Off-Balance Sheet Arrangements

        At March 31, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2008. A comprehensive discussion of our critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

        The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2009. Based on our market risk sensitive instruments outstanding at March 31, 2009 and 2008, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.

        Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of March 31, 2009, our cash and cash equivalents were placed in money market or overnight funds that are highly liquid and which we believe are not subject to material market fluctuation risk.

  Foreign Currency Exchange Risk

        All of our international sales are negotiated for and paid in U.S. dollars. Nonetheless, these sales are subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products, as could changes in the general economic conditions in those markets. Continued change in the values of the Euro, the Japanese Yen and other foreign currencies could have a negative impact on our business, financial condition and results of operations. We do not currently hedge against exchange rate fluctuations, which means that we are fully exposed to exchange rate changes.

ITEM 4.    Controls and Procedures

        Evaluation of disclosure controls and procedures:    We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Changes in internal control over financial reporting:    There was no change in our internal controls over financial reporting during the three months ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For a detailed description of our risk factors, refer to Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2009:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(2)
January 1 - January 31, 2009	141,912	$11.75	141,912	$25,274,000
February 1 - February 28, 2009	29,527	11.93	29,527	24,922,000
March 1 - March 31, 2009	915,300	9.23	903,793	16,576,000

Total	1,086,739	$9.63	1,075,232	$16,576,000

(1)
In addition to our share repurchase program, we repurchased 11,507 shares of common stock in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended March 31, 2009.

(2)
In June 2005, we announced that our Board of Directors authorized us to repurchase up to $25.0 million in shares of our common stock under a stock repurchase program. In March 2007, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. In December 2008, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire on December 1, 2010 unless extended by our Board of Directors.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    Exhibits

Exhibit Number
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1991.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated November 8, 2000.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996. (Incorporated by reference to Exhibit 1(A) to the Registrant's Registration Statement on Form 8-A filed on January 14, 1997.)
4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 5, 2007.)
10.1	Credit Agreement, by and among Registrant, as Borrower, each lender from time to time party thereto (collectively, "Lenders" and individually, a "Lender") and Bank of America, N.A., as Agent, Swing Line Lender and L/C Issuer, dated as of October 8, 2008. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 10, 2008.)
10.2	Security Agreement by and among Registrant, as Borrower, direct and indirect domestic subsidiaries of Borrower, each additional grantor that may become a party thereto and Bank of America, N.A., as Agent, dated as of October 8, 2008. (Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on October 10, 2008.)
10.3(1)	Employment Agreement, dated as of January 16, 2009, between Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed January 20, 2009.)
10.4(1)	Stock Option Agreement, dated as of January 16, 2009, between Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed January 20, 2009.)
10.5(1)	Restricted Stock Agreement, dated as of January 16, 2009, between Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed January 20, 2009.)
10.6(1)	Agreement Re: Change in Control, dated as of January 16, 2009, between Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed January 20, 2009.)
10.7(1)	Retirement Agreement, dated as of January 16, 2009, between Registrant and Caren L. Mason. (Incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K filed January 20, 2009.)
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(1)
Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2009	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT Douglas C. Bryant President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN M. RADAK John M. Radak Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit Number
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1991.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated November 8, 2000.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (Incorporated by reference to Exhibit 1(A) to the Registrant's Registration Statement on Form 8-A filed on January 14, 1997.)
4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 5, 2007.)
10.1	Credit Agreement, by and among Registrant, as Borrower, each lender from time to time party thereto (collectively, "Lenders" and individually, a "Lender") and Bank of America, N.A., as Agent, Swing Line Lender and L/C Issuer, dated as of October 8, 2008. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 10, 2008.)
10.2	Security Agreement by and among Registrant, as Borrower, direct and indirect domestic subsidiaries of Borrower, each additional grantor that may become a party thereto and Bank of America, N.A., as Agent, dated as of October 8, 2008. (Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on October 10, 2008.)
10.3(1)	Employment Agreement, dated as of January 16, 2009, between Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed January 20, 2009.)
10.4(1)	Stock Option Agreement, dated as of January 16, 2009, between Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed January 20, 2009.)
10.5(1)	Restricted Stock Agreement, dated as of January 16, 2009, between Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed January 20, 2009.)
10.6(1)	Agreement Re: Change in Control, dated as of January 16, 2009, between Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed January 20, 2009.)
10.7(1)	Retirement Agreement, dated as of January 16, 2009, between Registrant and Caren L. Mason. (Incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K filed January 20, 2009.)
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(1)
Indicates a management plan or compensatory plan or arrangement.