Form 10-Q
period 2009-06-30
QUIDEL CORP /DE/
filed 2009-07-23
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 20, 2009, 30,040,104 shares of common stock were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$49,433	$57,908
Accounts receivable, net	8,808	25,320
Inventories	11,889	11,702
Deferred tax asset—current	6,427	5,043
Prepaid expenses and other current assets	1,780	1,053

Total current assets	78,337	101,026
Property and equipment, net	18,594	19,081
Intangible assets, net	9,113	9,833
Deferred tax asset—non-current	11,240	11,240
Other non-current assets	1,533	1,628

Total assets	$118,817	$142,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,614	$4,317
Accrued payroll and related expenses	3,440	2,719
Accrued royalties	1,995	2,659
Current portion of obligations under capital leases	915	862
Other current liabilities	971	4,877

Total current liabilities	9,935	15,434
Capital leases, net of current portion	5,663	6,137
Deferred rent	868	948
Other non-current liabilities	1,864	1,053
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 30,047 and 31,894 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	30	32
Additional paid-in capital	121,543	138,126
Accumulated deficit	(21,086)	(18,922)

Total stockholders’ equity	100,487	119,236

Total liabilities and stockholders’ equity	$118,817	$142,808

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Total revenues	$24,643	$21,916	$41,533	$62,781
Costs and expenses
Cost of sales (excludes amortization of intangible assets)	10,075	10,242	18,499	24,369
Research and development	2,950	2,935	5,846	6,002
Sales and marketing	5,403	5,591	10,138	10,911
General and administrative	3,680	3,098	7,800	6,737
Amortization of intangibles	347	1,143	695	2,294
Restructuring charges	1,085	—	2,038	—

Total costs and expenses	23,540	23,009	45,016	50,313

Operating (loss) income	1,103	(1,093)	(3,483)	12,468
Other (expense) income
Interest income	93	426	246	957
Interest expense	(153)	(169)	(311)	(344)
Other expense	—	—	—	(15)

Total other (expense) income	(60)	257	(65)	598

(Loss) income before taxes	1,043	(836)	(3,548)	13,066
(Benefit) provision for income taxes	406	(323)	(1,384)	5,029

Net (loss) income	$637	$(513)	$(2,164)	$8,037

Basic (loss) earnings per share	$0.02	$(0.02)	$(0.07)	$0.25
Diluted (loss) earnings per share	$0.02	$(0.02)	$(0.07)	$0.25
Shares used in basic per share calculation	29,677	31,757	30,373	31,879
Shares used in diluted per share calculation	30,063	31,757	30,373	32,681
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six months ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(2,164)	$8,037
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other	2,866	4,147
Stock-based compensation expense	1,715	1,851
Deferred tax asset	(1,384)	5,029
Changes in assets and liabilities:
Accounts receivable	16,512	8,280
Inventories	(187)	569
Prepaid expenses and other current assets	(727)	(32)
Accounts payable	(1,703)	(2,788)
Accrued payroll and related expenses	721	(679)
Accrued royalties	(664)	(1,573)
Other current and non-current liabilities	(3,095)	(153)

Net cash provided by operating activities	11,890	22,688

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,589)	(1,209)
Other assets	(54)	(18)

Net cash used for investing activities	(1,643)	(1,227)

FINANCING ACTIVITIES:
Payments on capital lease obligation	(421)	(374)
Purchase of common stock	(19,542)	(6,983)
Proceeds from issuance of common stock, net	1,241	1,534

Net cash used for financing activities	(18,722)	(5,823)

Net (decrease) increase in cash and cash equivalents	(8,475)	15,638
Cash and cash equivalents, beginning of period	57,908	45,489

Cash and cash equivalents, end of period	$49,433	$61,127

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$311	$344

Cash paid during the period for income taxes	$200	$275

See accompanying notes.

Quidel Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Quidel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, is unaudited. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K. Subsequent events have been evaluated up to and including July 23, 2009 which is the date these financial statements were issued.
     Each of the Company’s fiscal quarters end on the Sunday closest to the end of the calendar quarter. For 2009 and 2008, the Company’s fiscal year end is January 3, 2010 and December 28, 2008, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and six month periods ended June 30, 2009 and 2008 both included 13 weeks and 26 weeks, respectively.
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 is effective for the Company’s interim and annual financial periods ending after June 15, 2009. This pronouncement does not have a material impact on the consolidated financial statements.
     In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). FAS 168 will be effective for the Company’s interim and annual financial periods ending after September 15, 2009. This pronouncement will not have a material impact on the consolidated financial statements.
Note 2. Comprehensive (Loss) Income
     Net (loss) income is equal to comprehensive (loss) income for both the three and six months ended June 30, 2009 and 2008, respectively.
Note 3. Computation of (Loss) Earnings Per Share
     Basic (loss) earnings per share were computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding, including vested restricted stock awards, during the period. Diluted earnings per share reflects the potential dilution that would occur if net earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested, time-based restricted stock awards. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested, time-based restricted stock awards. The Company has awarded restricted stock with both time-based as well as performance-based vesting provisions. Stock awards based on performance only are not included in the calculation of basic or diluted earnings per share until the performance criteria are met. For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share, as their impact would be anti-dilutive. For periods in which the Company has earnings, out-of-the-money stock options (i.e., the average stock price during the period is below the exercise price of the stock option) are not included in diluted earnings per share as their effect is anti-dilutive. For the three months ended June 30, 2009, 1.7 million shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 3. Computation of (Loss) Earnings Per Share (Continued)
     The following table reconciles the weighted-average shares used in computing basic and diluted (loss) earnings per share in the respective periods (in thousands; unaudited):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2009	2008	2009	2008
Shares used in basic earnings (loss) per share (weighted-average common shares outstanding)	29,677	31,757	30,373	31,879
Effect of dilutive stock options and restricted stock awards	386	—	—	802

Shares used in diluted earnings (loss) per share calculation	30,063	31,757	30,373	32,681

Note 4. Inventories
     Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$5,192	$4,956
Work-in-process (materials, labor and overhead)	2,623	3,108
Finished goods (materials, labor and overhead)	4,074	3,638

	$11,889	$11,702

Note 5. Other Current Liabilities
     Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Volume discounts	$378	$3,593
Amounts due on technology and license acquisitions	250	250
Accrued professional fees	311	337
Other	32	697

	$971	$4,877

Note 6. Income Taxes
     The Company is subject to periodic audits by domestic and foreign tax authorities. The Company’s federal tax years for 1993 and forward are subject to examination by the U.S. authorities due to the carry forward of unutilized net operating losses and research and development credits.
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
Note 7. Line of Credit
     The Company currently has a $120.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on October 8, 2013. The Senior Credit Facility bears interest at a rate ranging from 0.50% to 1.75% plus the

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Line of Credit (Continued)
lender’s prime rate or, at the Company’s option, a rate ranging from 1.50% to 2.75% plus the London InterBank Offering Rate. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The Company is also subject to financial covenants which include a funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, and an interest coverage ratio. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of June 30, 2009, the Company had approximately $70.0 million available under the Senior Credit Facility, which can fluctuate from time to time due to, among other factors, the Company’s funded debt to EBITDA ratio. The Company had no amounts outstanding under the Senior Credit Facility and was in compliance with all financial covenants.
Note 8. Stockholders’ Equity
     During the six months ended June 30, 2009, 169,566 shares of restricted stock were awarded, 167,408 shares of restricted stock were cancelled, 253,115 shares of common stock were issued due to the exercise of stock options and 12,518 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $1.2 million. Additionally, during the six months ended June 30, 2009, 2,114,884 shares of outstanding common stock were repurchased for approximately $19.5 million, which primarily included shares repurchased under the Company’s previously announced share repurchase program, but also included 58,952 shares repurchased in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the six months ended June 30, 2009.
Note 9. Stock-Based Compensation
     The compensation expense related to the Company’s stock-based compensation plans included in the statement of operations for the three and six months ended June 30, 2009 and 2008 was as follows (in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of sales	$0.1	$0.1	$0.2	$0.2
Research and development	0.1	0.2	0.2	0.3
Sales and marketing	0.1	0.1	0.2	0.2
General and administrative	0.6	0.5	1.3	1.2
Restructuring charges	—	—	(0.2)	—

	$0.9	$0.9	$1.7	$1.9

     Total compensation expense recognized for the three months ended June 30, 2009 and 2008 includes $0.7 million and $0.6 million related to stock options and $0.2 million and $0.3 million related to restricted stock, respectively. Total compensation expense recognized for the six months ended June 30, 2009 and 2008 includes $1.3 million and $1.2 million related to stock options and $0.4 million and $0.7 million related to restricted stock, respectively. Total compensation expense for the six months ended June 30, 2009 is net of a $0.2 million compensation expense reversal for certain terminated employees in connection with the Company’s restructuring plan. As of June 30, 2009, total unrecognized compensation expense related to nonvested stock options was $7.5 million, which is expected to be recognized over a weighted-average period of approximately 3.3 years. As of June 30, 2009, total unrecognized compensation expense related to nonvested restricted stock was $1.8 million, which is expected to be recognized over a weighted-average period of approximately 3.2 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and six months ended June 30, 2009 and 2008.

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Stock-Based Compensation (Continued)
     The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants:

	Six months
	ended
	June 30,
	2009	2008
Expected option life (in years)	4.65	4.27
Volatility rate	0.52	0.50
Risk-free interest rate	1.85%	2.42%
Forfeiture rate	15.5%	12.7%
Dividend rate	0%	0%
     The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2009 and 2008 was $4.72 and $7.02, respectively. The grant date fair value of restricted stock is determined based on the closing market price of the Company’s common stock on the grant date.
     Included in the stock option and restricted stock grants for the six months ended June 30, 2009 is a grant of 700,000 non-qualified stock options and 100,000 shares of time-based restricted stock to the Company’s new President and Chief Executive Officer.
Note 10. Industry and Geographic Information
     The Company operates in one reportable segment. Sales to customers outside the U.S. represented $11.1 million (27%) and $9.1 million (14%) of total revenue for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, balances due from foreign customers were $5.7 million and $4.7 million, respectively.
     The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Six months
	ended
	June 30,
	2009	2008
Customer:
A	15%	2%
B	13%	23%
C	13%	9%
D	5%	13%
E	5%	10%

	51%	57%

     As of June 30, 2009, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $5.7 million while, at December 31, 2008, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $17.9 million.
Note 11. Fair Value Measurement
     The Company’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets.

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 12. Restructuring Charges
     In March 2009, the Company announced and implemented a restructuring plan (the “Restructuring Plan”). The Restructuring Plan primarily consisted of a workforce reduction (approximately 10% of the Company’s total workforce) as well as consolidation of facility space at its Santa Clara, California location. The expected completion or cash payout date for the workforce reduction is the end of fiscal 2009, at which time the COBRA benefits will expire for terminated employees. The expected completion date relating to the Santa Clara lease liability is November 2014, the end of the current lease term. The Company recorded a charge of $2.0 million during the six months ended June 30, 2009, which is net of a $0.2 million stock-based compensation expense reversal for certain terminated employees. As of June 30, 2009, the restructuring accrual of $1.2 million is classified as accrued payroll and related expenses, other current liabilities or other non-current liabilities in the accompanying Consolidated Balance Sheets. As part of the Restructuring Plan, the Company recorded an impairment charge related to a fixed asset no longer in use. Additionally, the Company vacated the unutilized portion of its Santa Clara facility in April 2009 and recorded a restructuring charge of approximately $1.1 million for the three months ended June 30, 2009.
     The following table presents changes to the restructuring liability during the three months ended June 30, 2009 (in thousands):

June 30,
2009
Restructuring liability at March 31, 2009	$895
Charge related to Santa Clara facility	1,085
Cash payments	(744)
Reversal of legal accrual	(29)

Restructuring liability at June 30, 2009	$1,207

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In this quarterly report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
     This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the timing of onset, length and severity of cold and flu seasons, the level of success in executing on our strategic initiatives, uncertainty surrounding the detection of novel influenza viruses involving human specimens, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, technological changes and uncertainty with research and technology development, including any future molecular-based technology, the reimbursement system currently in place and future changes to that system, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”), intellectual property, product liability, environmental or other litigation, potential required patent license fee payments not currently reflected in our costs, potential inadequacy of booked reserves and possible impairment of goodwill, and lower than anticipated sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The risks described under “Risk Factors” in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the Consolidated Financial Statements and notes thereto beginning on page 3 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.
Overview
     We have a leadership position in the development, manufacturing and marketing of rapid diagnostic solutions for decentralized applications including point-of-care (“POC”) in infectious diseases and reproductive and women’s health. We focus on POC testing solutions specifically developed for the physician office lab and acute care markets globally. We sell our products to professionals for use in physician offices, hospitals, clinical laboratories, retail clinics and wellness screening centers. We market our products in the U.S. through a network of national and regional distributors, supported by a direct sales force. Internationally, we sell and market primarily in Japan, Europe and the Middle East through exclusive distributor arrangements.
Outlook
     For fiscal year 2009, we anticipate an overall decrease in revenue year-over-year, due primarily to the impact of the weak 2008/2009 cold and flu season during the first quarter of 2009, as well as other macroeconomic conditions. The expected decrease in revenue has been partially mitigated by increased sales and reduced inventory levels of our influenza products throughout the distribution channel that occurred during the second quarter. We expect gross margins to be relatively constant year-over-year with the negative impact from the first quarter offset by a favorable product mix of our infectious disease products for the remainder of the year. Internationally, we expect continued growth for fiscal year 2009 as we increase the reach of our products to markets around the world. While we have achieved the expected benefit from our recent restructuring, we expect costs and expenses to be higher year-over-year, largely as a result of significant investments in new product development, evaluating new technologies, marketing programs aimed at driving increased awareness for influenza testing and a new managed care sales group.
Results of Operations
Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Total Revenues
The following table compares total revenues for the three months ended June 30, 2009 and 2008 (in thousands, except percentages):

	For the three months
	ended June 30,		Increase (Decrease)
	2009	2008	$	%
Infectious disease net product sales	$16,078	$9,432	$6,646	70%
Reproductive and women’s health net product sales	5,221	8,939	(3,718)	(42)%
Other net product sales	2,959	3,273	(314)	(10)%
Royalty income and license fees	385	272	113	42%

Total revenues	$24,643	$21,916	$2,727	12%

     The increase in total revenues was largely attributable to increased sales globally of our influenza products during the quarter. The decrease in sales of our core non-seasonal products is primarily related to our 2008 strategic sales initiative that affected distributor ordering patterns and had a resulting increase in their inventories.
     The revenue from royalty income and license fees for all periods primarily relate to royalty payments earned on our patented technologies utilized by third parties.
Cost of Sales
     Cost of sales decreased 2% to $10.1 million, or 41% of total revenues for the three months ended June 30, 2009, compared to $10.2 million, or 47% of total revenues for the three months ended June 30, 2008. The percentage decrease in cost of sales as a percentage of total revenue was largely due to sales of a more favorable product mix.
Operating Expenses
     The following table compares operating expenses for the three months ended June 30, 2009 and 2008 (in thousands, except percentages):

	For the three months
	ended June 30,
	2009		2008
		As a % of		As a % of
	Operating	total	Operating	total	Increase (Decrease)
	expenses	revenues	expenses	revenues	$	%
Research and development	$2,950	12%	$2,935	13%	$15	1%
Sales and marketing	5,403	22%	5,591	26%	(188)	(3)%
General and administrative	3,680	15%	3,098	14%	582	19%
Amortization of intangibles	347	1%	1,143	5%	(796)	(70)%
Restructuring charges	1,085	4%	—	—	1,085	N/A
Research and Development Expense
     Research and development expense included an increase in costs associated with the development of potential new technologies and with products under development, offset by a decrease in clinical studies related to our influenza products.
Sales and Marketing Expense
     The decline in sales and marketing expense for the second quarter of 2009 compared to 2008 is primarily related to a decrease in costs for our annual sales meeting and lower recruiting and relocation costs. These cost reductions were partially offset by higher sales commissions due to increased sales of our infectious disease products. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements and market research.

General and Administrative Expense
     The increase in general and administrative expense is primarily related to increased costs incurred in connection with our new credit facility and higher stock-based compensation expense.
Amortization of Intangibles
     The amortization of intangible assets decreased primarily due to the full amortization of a license agreement in December 2008.
Restructuring Charges
     We recorded a restructuring charge of $1.1 million during the three months ended June 30, 2009, which is related to vacating the unutilized portion of our Santa Clara facility in April 2009.
Other Income (Expense)
     The decrease in interest income is related to the decrease in interest rates and a decrease in our average cash balance during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Interest expense relates to interest paid on obligations under capital leases, primarily associated with our San Diego facility.
Income Taxes
     The effective tax rate for the three months ended June 30, 2009 and 2008 was 39.0% and 38.5%, respectively. We recognized tax expense of $0.4 million for the three months ended June 30, 2009 and a tax benefit of $0.3 million for the three months ended June 30, 2008.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Total Revenues
The following table compares total revenues for the six months ended June 30, 2009 and 2008 (in thousands, except percentages):

	For the six months
	ended June 30,		Increase (Decrease)
	2009	2008	$	%
Infectious disease net product sales	$23,896	$41,630	$(17,734)	(43)%
Reproductive and women’s health net product sales	10,162	14,490	(4,328)	(30)%
Other net product sales	6,818	6,138	680	11%
Royalty income and license fees	657	523	134	26%

Total revenues	$41,533	$62,781	$(21,248)	(34)%

     We believe the decrease in revenue of our infectious disease products was related to the timing of onset and overall weakness of the 2008/2009 cold and flu season. In this regard, revenues declined as a result of a significant decrease in the number of doctor visits for influenza-like illnesses as well as overall patient visits, compared to the prior year. The decrease in sales of our infectious disease products for the three months ended March 31, 2009 was partially offset by an increase in sales of our influenza products during the three months ended June 30, 2009. The decrease in sales of our core non-seasonal products is primarily related to our 2008 strategic sales initiative that affected distributor ordering patterns and had a resulting increase in their inventories.
     We derive a significant portion of our total revenue from a relatively small number of distributors. Approximately 51% and 57% of our total revenue for the six months ended June 30, 2009 and 2008, respectively, were derived from sales through our five largest distributors.
     The revenue from royalty income and license fees for all periods primarily relate to royalty payments earned on our patented technologies utilized by third parties.

Cost of Sales
     Cost of sales decreased 24% to $18.5 million, or 45% of total revenues for the six months ended June 30, 2009, compared to $24.4 million, or 39% of total revenues for the six months ended June 30, 2008. The percentage increase in cost of sales as a percentage of total revenue was largely due to a weak first quarter and sales of a more unfavorable product mix for the six months ended June 30, 2009.
Operating Expenses
     The following table compares operating expenses for the six months ended June 30, 2009 and 2008 (in thousands, except percentages):

	For the six months
	ended June 30,
	2009		2008
		As a % of		As a % of
	Operating	total	Operating	total	Increase (Decrease)
	expenses	revenues	expenses	revenues	$	%
Research and development	$5,846	14%	$6,002	10%	$(156)	(3)%
Sales and marketing	10,138	24%	10,911	17%	(773)	(7)%
General and administrative	7,800	19%	6,737	11%	1,063	16%
Amortization of intangibles	695	2%	2,294	4%	(1,599)	(70)%
Restructuring charges	2,038	5%	—	—	2,038	N/A
Research and Development Expense
     The decrease in research and development expense during 2009 was due primarily to a decrease in clinical studies related to our influenza products and lower stock-based and incentive compensation, partially offset by an increase in costs associated with the development of potential new technologies and with products under development.
Sales and Marketing Expense
     Sales and marketing expense declined in 2009 primarily due to lower recruiting and relocation costs and a decrease in sales commissions and product shipment costs associated with lower sales volume for 2009 compared to 2008, partially offset by an increased investment in our sales force to further support our leadership position. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements and market research.
General and Administrative Expense
     The increase in general and administrative expense is primarily related to transition costs from hiring our new CEO, increased costs incurred in connection with our new credit facility and higher stock-based compensation expense.
Amortization of Intangibles
     The amortization of intangible assets decreased primarily due to the full amortization of a license agreement in December 2008.
Restructuring Charges
     We recorded a restructuring charge of $2.0 million, comprised of severance costs and costs associated with vacating the unutilized portion of our Santa Clara facility, during the six months ended June 30, 2009, which is net of a $0.2 million stock-based compensation expense reversal for certain terminated employees.
Other Income (Expense)
     The decrease in interest income is related to the decrease in interest rates and a decrease in our average cash balance during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Interest expense relates to interest paid on obligations under capital leases, primarily associated with our San Diego facility.

Income Taxes
     The effective tax rate for the six months ended June 30, 2009 and 2008 was 39.0% and 38.5%, respectively. We recognized a tax benefit of $1.4 million for the six months ended June 30, 2009 and tax expense of $5.0 million for the six months ended June 30, 2008.
Liquidity and Capital Resources
     As of June 30, 2009, our principal sources of liquidity consisted of $49.4 million in cash and cash equivalents, as well as the $70.0 million available to us under our senior secured syndicated credit facility (the “Senior Credit Facility”), which can fluctuate from time to time due to, among other factors, our funded debt to EBITDA ratio. Our working capital as of June 30, 2009 was $68.4 million.
     Changes in operating assets and liabilities are primarily driven by the decrease in revenue during the six months ended June 30, 2009.
     Our investing activities used $1.6 million during the six months ended June 30, 2009 primarily for the acquisition of production and scientific equipment and building improvements.
     We are planning approximately $6.5 million in capital expenditures for the remainder of 2009. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement facility improvements, and for information technology. We plan to fund these capital expenditures with cash flow from operations. We have $1.6 million in firm purchase commitments with respect to such planned capital expenditures as of the date of filing this report.
     Our financing activities used $18.7 million of cash during the six months ended June 30, 2009. This was primarily related to the repurchase of approximately 2.1 million shares of our common stock at a cost of approximately $19.5 million. Our proceeds from the issuance of common stock, associated with the exercising of stock options, was $1.2 million during the six months ended June 30, 2009.
     Our $120.0 million Senior Credit Facility matures on October 8, 2013. The Senior Credit Facility bears interest at a rate ranging from 0.50% to 1.75% plus the lender’s prime rate or, at our option, a rate ranging from 1.50% to 2.75% plus the London InterBank Offering Rate. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The terms of the Senior Credit Facility require us to comply with certain financial covenants which include a funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, and an interest coverage ratio. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of June 30, 2009, we had approximately $70.0 million available under the Senior Credit Facility. We had no amounts outstanding under the Senior Credit Facility and we were in compliance with all financial covenants.
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
Off-Balance Sheet Arrangements
     At June 30, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
New Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 is effective for our interim and annual financial periods ending after June 15, 2009. This pronouncement does not have a material impact on the consolidated financial statements.
     In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). FAS 168 will be effective for our interim and annual financial periods ending after September 15, 2009. This pronouncement will not have a material impact on the consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk
     The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2009. Based on our market risk sensitive instruments outstanding at June 30, 2009 and 2008, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.
     Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of June 30, 2009, our cash and cash equivalents were placed in certificates of deposit, commercial paper, money market or overnight funds that are highly liquid and which we believe are not subject to material market fluctuation risk.
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

ITEM 4. Controls and Procedures
     Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in internal control over financial reporting: There was no change in our internal controls over financial reporting during the three months ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2009:

				Approximate dollar
				value of shares that
			Total number	may yet be
	Total number	Average	of shares purchased	purchased
	of shares	price paid	as part of publicly	under the program
	purchased (1)	per share	announced program	(2)
April 1 - April 30, 2009	965,100	$8.66	965,100	$8,219,000
May 1 - May 31, 2009	63,045	11.38	15,600	8,066,000
June 1 - June 30, 2009	—	—	—	8,066,000

Total	1,028,145	$8.83	980,700	$8,066,000

(1)	In addition to our share repurchase program, we repurchased 47,445 shares of common stock in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended June 30, 2009.

(2)	In June 2005, we announced that our Board of Directors authorized us to repurchase up to $25.0 million in shares of our common stock under a stock repurchase program. In March 2007, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. In December 2008, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire on December 1, 2010 unless extended by our Board of Directors.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on May 12, 2009. All of the directors nominated for election as stated in our proxy statement were elected as follows:

	VOTES IN	VOTES
DIRECTOR NOMINEE	FAVOR	WITHHELD
Thomas D. Brown	28,875,237	462,711
Douglas C. Bryant	29,069,732	268,216
Kenneth F. Buechler, Ph.D.	29,023,427	314,521
Rod F. Dammeyer	29,020,020	317,928
Mary Lake Polan, M.D., Ph.D., M.P.H.	28,868,391	469,557
Mark A. Pulido	29,023,275	314,673
Jack W. Schuler	26,950,274	2,387,674

     In addition, the other proposals presented at the 2009 Annual Meeting, as stated in our proxy statement, were approved as follows:

(1)	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2009.

VOTES IN	VOTES	VOTES	NON-
FAVOR	AGAINST	ABSTAINING	VOTES
29,175,312	137,972	24,663	—

(2)	To approve the amendment and restatement of our 2001 Equity Incentive Plan to increase the number of authorized shares, among other matters.

VOTES IN	VOTES	VOTES	NON-
FAVOR	AGAINST	ABSTAINING	VOTES
21,204,865	5,563,660	32,644	—
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. Exhibits

Exhibit
Number
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 1991.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated November 8, 2000.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996. (Incorporated by reference to Exhibit 1(A) to the Registrant’s Registration Statement on Form 8-A filed on January 14, 1997.)

4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.)

10.1*	Credit Agreement, by and among Registrant, as Borrower, each lender from time to time party thereto (collectively, “Lenders” and individually, a “Lender”) and Bank of America, N.A., as Agent, Swing Line Lender and L/C Issuer, dated as of October 8, 2008.

10.2*	Security Agreement by and among Registrant, as Borrower, direct and indirect domestic subsidiaries of Borrower, each additional grantor that may become a party thereto and Bank of America, N.A., as Agent, dated as of October 8, 2008.

10.3(1)	Separation Agreement, dated as of March 31, 2009, between Registrant and Thomas J. Foley. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 1, 2009.)

10.4(1)	Amended and Restated 2001 Equity Incentive Plan, effective as of May 12, 2009. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 18, 2009.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Indicates a management plan or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2009	QUIDEL CORPORATION
/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN M. RADAK
John M. Radak
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit
Number
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 1991.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated November 8, 2000.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (Incorporated by reference to Exhibit 1(A) to the Registrant’s Registration Statement on Form 8-A filed on January 14, 1997.)

4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.)

10.1*	Credit Agreement, by and among Registrant, as Borrower, each lender from time to time party thereto (collectively, “Lenders” and individually, a “Lender”) and Bank of America, N.A., as Agent, Swing Line Lender and L/C Issuer, dated as of October 8, 2008.

10.2*	Security Agreement by and among Registrant, as Borrower, direct and indirect domestic subsidiaries of Borrower, each additional grantor that may become a party thereto and Bank of America, N.A., as Agent, dated as of October 8, 2008.

10.3(1)	Separation Agreement, dated as of March 31, 2009, between Registrant and Thomas J. Foley. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 1, 2009.)

10.4(1)	Amended and Restated 2001 Equity Incentive Plan, effective as of May 12, 2009. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 18, 2009.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Indicates a management plan or compensatory plan or arrangement.