Form 10-Q
period 2010-03-31
QUIDEL CORP /DE/
filed 2010-05-03
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2010, 28,882,033 shares of common stock were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$20,263	$89,003
Marketable securities	—	3,999
Accounts receivable, net	13,003	9,717
Inventories	20,520	15,038
Deferred tax asset—current	13,383	6,018
Refundable income taxes	3,932	—
Prepaid expenses and other current assets	4,046	2,448

Total current assets	75,147	126,223
Property and equipment, net	28,979	21,251
Goodwill	70,935	6,470
Intangible assets, net	56,473	1,943
Deferred tax asset—non-current	—	9,065
Other non-current assets	1,876	1,393

Total assets	$233,410	$166,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,499	$5,212
Accrued payroll and related expenses	5,034	5,187
Accrued royalties	2,340	5,513
Current portion of lease obligation	223	234
Income taxes payable	—	6,151
Other current liabilities	6,170	7,227

Total current liabilities	18,266	29,524
Long term debt	76,656	—
Lease obligation, net of current portion	6,489	6,527
Deferred tax liability—non-current	6,218	—
Income taxes payable	2,360	2,360
Other non-current liabilities	2,191	1,484
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 28,882 and 29,026 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	29	29
Additional paid-in capital	109,758	112,426
Accumulated other comprehensive income	—	34
Retained earnings	11,443	13,961

Total stockholders’ equity	121,230	126,450

Total liabilities and stockholders’ equity	$233,410	$166,345

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended
	March 31,
	2010	2009
Total revenues	$28,379	$16,890
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $0.9 million and $0.3 million, respectively)	12,634	8,424
Amortization of inventory fair value adjustment from acquisition	719	—

Total cost of sales (excludes amortization of intangible assets of $0.9 million and $0.3 million, respectively)	13,353	8,424
Research and development	6,275	2,896
Sales and marketing	5,999	4,735
General and administrative	4,241	4,120
Amortization of intangible assets from acquired businesses	652	—
Amortization of intangible assets from licensed technology	324	348
Business acquisition and integration costs, and restructuring charges	1,350	953

Total costs and expenses	32,194	21,476

Operating loss	(3,815)	(4,586)
Other (expense) income
Interest income	169	153
Interest expense	(399)	(158)

Total other (expense) income	(230)	(5)

Loss before benefit for income taxes	(4,045)	(4,591)
Benefit for income taxes	(1,528)	(1,790)

Net loss	$(2,517)	$(2,801)

Basic and diluted loss per share	$(0.09)	$(0.09)
Shares used in basic and diluted per share calculation	28,505	31,053
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended
	March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(2,517)	$(2,801)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation, amortization and other	2,209	1,533
Stock-based compensation expense	1,210	808
Deferred tax asset	(1,501)	(1,790)
Changes in assets and liabilities:
Accounts receivable	3,553	19,229
Inventories	(393)	(894)
Prepaid expenses and other current assets	(818)	(1,278)
Accounts payable	(2,504)	(2,224)
Accrued payroll and related expenses	(632)	(12)
Accrued royalties	(3,437)	(1,291)
Accrued income taxes payable	(6,151)	—
Other current and non-current liabilities	(3,040)	(1,519)

Net cash (used for) provided by operating activities	(14,021)	9,761

INVESTING ACTIVITIES:
Acquisition of property and equipment	(978)	(843)
Purchase of business, net of cash acquired of $3.0 million	(128,201)	—
Proceeds from sale of marketable securities	3,999	—
Other assets	(311)	1

Net cash used for investing activities	(125,491)	(842)

FINANCING ACTIVITIES:
Payments on lease obligation	(48)	(208)
Purchase of common stock	(4,676)	(10,467)
Borrowing from line of credit	75,000	—
Proceeds from issuance of common stock, net of cancellations	798	186
Other	(302)	—

Net cash provided by (used for) financing activities	70,772	(10,489)

Net decrease in cash and cash equivalents	(68,740)	(1,570)
Cash and cash equivalents, beginning of period	89,003	57,908

Cash and cash equivalents, end of period	$20,263	$56,338

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$399	$158

Cash paid during the period for income taxes	$6,500	$200

See accompanying notes.

Quidel Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Quidel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at March 31, 2010, and for the three months ended March 31, 2010 and 2009, is unaudited. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K. Subsequent events have been evaluated up to and including the date these financial statements were issued.
     For 2010 and 2009, the Company’s fiscal year will or has ended on January 2, 2011 and January 3, 2010, respectively. For 2010 and 2009, the Company’s first quarter ended on April 4, 2010 and March 29, 2009, respectively. For ease of reference, the calendar quarter end dates are used herein. The three month periods ended March 31, 2010 and 2009 both included 13 weeks.
Note 2. Acquisition
     On February 19, 2010, the Company acquired Diagnostic Hybrids, Inc. (“DHI”) a privately-held, in vitro diagnostics (“IVD”) company, based in Athens, Ohio, that is a market leader in the manufacturing and commercialization of FDA-cleared direct fluorescent IVD assays used in hospital and reference laboratories for a variety of diseases, including viral respiratory infections, herpes, Chlamydia and other viral infections, and thyroid diseases. DHI’s direct sales force serves over 700 North American customers, and its products are sold via distributors outside the United States. DHI’s products are offered under various brand names including, among others, ELVIS®, R-Mix™, Mixed Fresh Cells™, FreshCells™, ReadyCells™ and Thyretain™. The Company paid approximately $131.2 million in cash to acquire DHI. The Company paid for the acquisition of DHI using cash and cash equivalents on hand and borrowing $75.0 million under the Senior Credit Facility (as defined below). Included in the consolidated statements of operations for the three months ended March 31, 2010 is revenue and net income of $4.7 million and $22,000, respectively, related to the operations of DHI since acquisition. Net income of $22,000 includes the amortization of acquired intangibles and interest expense on the borrowing under the Company’s Senior Credit Facility.
     The purchase price of DHI is allocated to the underlying net assets acquired and liabilities assumed based on their respective fair values as of February 19, 2010 with any excess purchase price allocated to goodwill. The Company’s preliminary allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed as of the February 19, 2010 acquisition date was as follows:

(in thousands)

Total cash consideration	$131,212

Allocated to:

Current assets	26,934
Property, plant and equipment	7,799
Other non-current assets	82
In-process research and development	2,110
Intangible assets	53,410
Current liabilities (excluding current portion of note payable)	(4,172)
Note payable to state agency	(1,882)
Other non-current liabilities	(17,534)
Goodwill	64,465

Net assets acquired	$131,212

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 2. Acquisition (Continued)
     Included in the goodwill amount is $16.8 million related to deferred tax liabilities recorded as a result of the inability to deduct intangible amortization expense associated with the acquisition of DHI. The Company’s cost basis in the intangible assets is zero requiring an adjustment to the deferred tax liability to properly capture the Company’s ongoing tax rate. The remainder of the goodwill balance reflects the complementary strategic fit that the acquisition of DHI brought to the Company.
     The following table presents the preliminary results of the amounts assigned to the identifiable intangible assets acquired. The amount of intangible assets is subject to change and may result in a change to the fair value assigned to the intangible assets acquired and the related amortization periods as the review and evaluation is finalized. Intangible assets (except for in-process research and development) are amortized on a straight-line basis over the weighted-average amortization periods noted below for each type. In-process research and development is not amortized, but assessed at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired.

		Weighted-average
		amortization
		period
(in thousands)	Fair value	(years)

Customer relationships	$5,450	8.0
Purchased technology	46,570	9.0
Patents and trademarks	1,390	15.0
In-process research and development	2,110	N/A

Total	$55,520

     The following unaudited pro forma financial information shows the combined results of operations of the Company, including DHI, as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

	Three months
	ended
	March 31,
(in thousands, except per share data)	2010	2009
Pro forma total revenues	$34,084	$27,449

Pro forma net loss	$(5,235)	$(2,339)

Pro forma basic and diluted net loss per share(1)	$(0.18)	$(0.08)

(1)	Included in the pro forma $0.18 net loss per share for the three months ended March 31, 2010 is $5.3 million of transactional expenses relating to the acquisition of DHI, which contributed $0.11 to the pro forma net loss per share.
Note 3. Comprehensive Loss
     Net loss is equal to comprehensive loss for the three months ended March 31, 2010 and 2009, respectively.
Note 4. Computation of Loss Per Share
     Basic loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding, including vested restricted stock awards, during the period. Diluted earnings per share reflects the potential dilution that would occur if net earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested, time-based restricted stock awards. Potentially

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Computation of Loss Per Share (Continued)
dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested, time-based restricted stock awards. The Company has awarded restricted stock with both time-based as well as performance-based vesting provisions. Stock awards based on only performance conditions are not included in the calculation of basic or diluted earnings per share until the performance criteria are met. For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share, as their impact would be anti-dilutive. For periods in which the Company has earnings, out-of-the-money stock options (i.e., the average stock price during the period is below the exercise price of the stock option) are not included in diluted earnings per share as their effect is anti-dilutive.
     The following table reconciles the weighted-average shares used in computing basic and diluted loss per share in the respective periods (in thousands; unaudited):

	Three months
	ended
	March 31,
	2010	2009
Shares used in basic loss per share (weighted-average common shares outstanding)	28,505	31,053
Effect of dilutive stock options and restricted stock awards	—	—

Shares used in diluted loss per share calculation	28,505	31,053

Note 5. Inventories
     Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$7,866	$5,307
Work-in-process (materials, labor and overhead)	5,052	3,711
Finished goods (materials, labor and overhead)	7,602	6,020

	$20,520	$15,038

Note 6. Other Current Liabilities
     Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Volume discounts	$3,682	$4,824
Stock repurchases not settled as of December 31, 2009	—	1,234
Accrued liability for technology license	761	—
Accrued professional fees	370	345
Current portion of note payable to state agency	207	—
Accrued interest on line of credit	151	—
Other	999	824

	$6,170	$7,227

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Income Taxes
     The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 37.8% and 39.0%, respectively. The Company recognized a tax benefit of $1.5 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, the income tax benefit includes a $0.3 million charge related to the re-valuation of the Company’s deferred tax assets due to a change in the statutory state tax rate. For the year ended December 31, 2010, the annual effective tax rate is expected to be 47%, which is impacted by; the deferred tax asset re-valuation discussed above; certain acquisition related non-deductible transaction costs; and the exclusion of the federal research and development tax credit.
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
Note 8. Line of Credit
     The Company currently has a $120.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on October 8, 2013. The Senior Credit Facility bears interest at a rate ranging from 0.50% to 1.75% plus the lender’s prime rate or, at the Company’s option, a rate ranging from 1.50% to 2.75% plus the London InterBank Offering Rate. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The Company is also subject to financial covenants which include a funded debt to earnings before, among others, interest, taxes, depreciation and amortization (adjusted EBITDA, as defined in the Senior Credit Facility) ratio, and an interest coverage ratio. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of March 31, 2010, the Company had $45.0 million available under the Senior Credit Facility, which can fluctuate from time to time due to, among other factors, the Company’s funded debt to adjusted EBITDA ratio. At March 31, 2010, the Company had $75.0 million outstanding under the Senior Credit Facility which was borrowed in connection with the acquisition of DHI. At March 31, 2010, the Company was in compliance with all covenants.
     During the first quarter of 2010, the Senior Credit Facility was amended for various matters, including amending the credit and security agreement to (i) permit the acquisition of all capital stock of DHI, (ii) allow certain indebtedness and liens related to the DHI acquisition to remain outstanding after the close of the acquisition and (iii) to amend the Senior Credit Facility to increase the aggregate amount of permitted stock repurchases thereunder.
Note 9. Stockholders’ Equity
     During the three months ended March 31, 2010, 161,903 shares of restricted stock were awarded, 79,559 shares of restricted stock were cancelled, 101,934 shares of common stock were issued due to the exercise of stock options and 12,530 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $0.8 million. Additionally, during the three months ended March 31, 2010, 340,977 shares of outstanding common stock were repurchased for approximately $4.7 million, which primarily included shares repurchased under the Company’s previously announced share repurchase program, but also included 27,677 shares repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock awards during the three months ended March 31, 2010.

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10. Stock-Based Compensation
     The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 was as follows (in millions):

	Three months
	ended
	March 31,
	2010	2009
Cost of sales	$0.1	$0.1
Research and development	0.2	0.1
Sales and marketing	0.1	0.1
General and administrative	0.8	0.7
Restructuring charges	—	(0.2)

	$1.2	$0.8

     Total compensation expense recognized for the three months ended March 31, 2010 and 2009 includes $0.9 million and $0.6 million related to stock options and $0.3 million and $0.2 million related to restricted stock, respectively. As of March 31, 2010, total unrecognized compensation expense related to nonvested stock options was $6.8 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years. As of March 31, 2010, total unrecognized compensation expense related to nonvested restricted stock was $2.6 million, which is expected to be recognized over a weighted-average period of approximately 3.1 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three months ended March 31, 2010 and 2009.
     The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Three months
	ended
	March 31,
	2010	2009
Expected option life (in years)	4.89	4.57
Volatility rate	0.52	0.51
Risk-free interest rate	2.42%	1.76%
Forfeiture rate	15.5%	15.5%
Dividend rate	0%	0%
     The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $6.99 and $5.34, respectively. The grant date fair value of restricted stock is determined based on the closing market price of the Company’s common stock on the grant date.
Note 11. Industry and Geographic Information
     The Company operates in one reportable segment. Sales to customers outside the U.S. represented $6.9 million (24%) and $3.0 million (18%) of total revenue for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, balances due from foreign customers were $3.2 million and $7.2 million, respectively.

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Industry and Geographic Information (Continued)
     The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Three months
	ended
	March 31,
	2010	2009
Customer:
A	12%	15%
B	11%	3%
C	7%	13%
D	5%	17%

	35%	48%

     As of March 31, 2010, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $3.0 million while, at December 31, 2009, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $6.8 million.
Note 12. Lease Obligation
     During 1999, the Company completed a sale and leaseback transaction of its approximately 78,000 square-foot executive, administrative, manufacturing and research and development facility in San Diego. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under the guidance in ASC Topic 840-40, Accounting for Sales of Real Estate. The assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. The Company’s lease was initially for 15 years, with options to extend the lease for up to two additional five-year periods.
     In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company will amortize the lease obligation over this new term. The amount of the monthly rental payments remain the same under the amendment. In addition, the Company has the option to purchase the general partner’s interest in the partnership in January 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership in connection with the San Diego facility of approximately $0.3 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.
Note 13. Fair Value Measurement
     The Company’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related market assumptions. The fair value of our cash equivalents are determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In this quarterly report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
     This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the timing of onset, length and severity of cold and flu seasons, the level of success in executing on our strategic initiatives, our reliance on sales of our influenza diagnostic tests, uncertainty surrounding the detection of novel influenza viruses involving human specimens, our ability to develop new products and technology, adverse changes in the competitive and economic conditions in domestic and international markets, our reliance on and actions of our major distributors, technological changes and uncertainty with research and technology development, including any future molecular-based technology, the medical reimbursement system currently in place and future changes to that system, manufacturing and production delays or difficulties, adverse regulatory actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”), compliance with FDA and environmental regulations, our ability to meet unexpected increases in demand for our products, our ability to execute our growth strategy, including the integration of new companies or technologies, disruptions in the global capital and credit markets, our ability to hire key personnel; intellectual property, product liability, environmental or other litigation, potential required patent license fee payments not currently reflected in our costs, potential inadequacy of booked reserves and possible impairment of goodwill, and lower than anticipated acceptance, sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the fiscal year, including projections about our revenue, gross margins and expenses, projected capital expenditures for the fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; the expected outcome of legal proceedings we are involved in; our levels of future warranty expenses, research and development expenses and sales and marketing activities; the future impact of deferred tax assets or liabilities; the expected vesting periods of unrecognized compensation expense; and our intention to continue to evaluate technology and Company acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the Consolidated Financial Statements and notes thereto beginning on page 3 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.
Overview
     We have a leadership position in the development, manufacturing and marketing of rapid diagnostic testing solutions. These diagnostic testing solutions primarily include applications in infectious diseases, women’s health and gastrointestinal diseases. We sell our products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, leading universities, retail clinics and wellness screening centers. We market our products in the U.S. through a network of national and regional distributors, and a direct sales force. Internationally, we sell and market primarily in Japan, Europe and the Middle East through distributor arrangements.
Recent Developments
     On February 19, 2010, we acquired Diagnostic Hybrids, Inc. (“DHI”) a privately-held, in vitro diagnostics (“IVD”) company, based in Athens, Ohio, that is a market leader in the manufacturing and commercialization of FDA-cleared direct fluorescent IVD assays used in hospital and reference laboratories for a variety of diseases, including viral respiratory infections, herpes, Chlamydia and other viral infections, and thyroid diseases. DHI’s direct sales force serves over 700 North American customers, and its products are sold via distributors outside the United States. Their products are offered under various brand names including, among others, ELVIS®, R-Mix™, Mixed Fresh Cells™, FreshCells™, ReadyCells™ and Thyretain™. We paid approximately $131.2 million in cash to acquire DHI. We paid for the acquisition of DHI using cash and cash equivalents on hand and borrowing $75.0 million under our Senior Credit Facility (as defined below).

Outlook
     We do not plan for or expect the influenza pandemic of 2009 to recur in 2010. Accordingly, we expect a significant decrease in our influenza test sales, related earnings and cash flows during 2010. Additionally, we anticipate gross margins will trend lower for the remainder of the year as a result of the product mix shift from 2009’s high level of influenza sales. Nonetheless, the acquisition of DHI builds upon and diversifies our revenue base and we expect the acquisition to lessen the effect of seasonality on our business quarter to quarter. We will continue our focus on prudently managing our business and delivering solid financial results while at the same time continuing to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines and technologies, as well as, company acquisitions.
Results of Operations
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Total Revenues
     During the first quarter of 2010, in connection with the acquisition of DHI, we changed our disease state classifications within our one reportable segment to better reflect current business activities and taking into account the products sold by DHI. The information for all prior periods presented has been restated to conform to the current presentation. The following table compares total revenues for the three months ended March 31, 2010 and 2009 (in thousands, except percentages):

	For the three months
	ended March 31,		Increase (Decrease)
	2010	2009	$	%
Infectious disease net product sales	$17,392	$7,817	$9,575	122%
Women’s health net product sales	7,637	5,770	1,867	32%
Gastrointestinal disease net product sales	1,061	848	213	25%
Other net product sales	1,891	2,183	(292)	(13)%
Royalty, license fees and grant revenue	398	272	126	46%

Total revenues	$28,379	$16,890	$11,489	68%

     The increase in total revenues was primarily due to an increase in sales as a result of the acquisition of DHI which contributed $4.7 million; $3.9 million in infectious disease, $0.5 million in women’s health, $0.2 million in gastrointestinal disease and $0.1 million in grant revenue. We also experienced an increase in sales of our influenza products compared to the first quarter of 2009, although the 2008/2009 and 2009/2010 influenza seasons were both mild first quarter periods compared to previous seasons. In addition, contributing to the increase in total revenues is an increase in our core non-seasonal products as a result of inventory levels normalizing at our distributors during 2009. In the first quarter of 2010, sales of our core non-seasonal products more closely matched distributor sales to our end-use customers.
     The revenue from our royalty, license fees and grant revenue category for all periods primarily relate to royalty payments earned on our patented technologies utilized by third parties.
Cost of Sales
     Cost of sales increased 59% to $13.4 million, or 47% of total revenues for the three months ended March 31, 2010, compared to $8.4 million, or 50% of total revenues for the three months ended March 31, 2009. The absolute dollar increase in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 68% increase in total revenues. The decrease in cost of sales as a percentage of total revenue was primarily related to a more favorable product mix, partially offset by the amortization of an inventory fair value adjustment associated with the acquisition of DHI.

Operating Expenses
     The following table compares operating expenses for the three months ended March 31, 2010 and 2009 (in thousands, except percentages):

	For the three months
	ended March 31,
	2010		2009
		As a % of		As a % of
	Operating	total	Operating	total	Increase (Decrease)
	expenses	revenues	expenses	revenues	$	%
Research and development	$6,275	22%	$2,896	17%	$3,379	117%
Sales and marketing	5,999	21%	4,735	28%	1,264	27%
General and administrative	4,241	15%	4,120	24%	121	3%
Amortization of intangible assets from acquired businesses	652	2%	—	—	652	N/A
Amortization of intangible assets from licensed technology	324	1%	348	2%	(24)	(7)%
Business acquisition and integration costs, and restructuring charges	1,350	5%	953	6%	397	42%
Research and Development Expense
     Research and development expense increased $1.3 million as a result of the acquisition of DHI. In addition, increases in costs for clinical studies and costs associated with the development of potential new technologies and with products under development.
Sales and Marketing Expense
     Sales and marketing expense increased $0.5 million as a result of the acquisition of DHI. In addition, increases in employee compensation and incentive compensation and higher sales commissions and product shipment costs associated with a higher sales volume for 2010 compared to 2009. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements and market research.
General and Administrative Expense
     The increase in general and administrative expense is primarily related to an increase of $0.3 million from the acquisition of DHI and an increase in employee incentive compensation as a result of retaining key DHI personnel. These increases in general and administrative expenses are partially offset by a decrease in transition costs incurred in the first quarter of 2009 relating to the hiring of our new Chief Executive Officer.
Amortization of Intangible Assets from Acquired Businesses
     Amortization of intangible assets from acquired businesses consists of customer relationships, purchased technology and patents and trademarks acquired in connection with the acquisition of DHI.
Amortization of Intangible Assets from Licensed Technology
     Amortization of intangible assets from licensed technology consists primarily of expense associated with purchased technology.
Business Acquisition and Integration Costs, and Restructuring Charges
     We incurred $1.4 million in expenses in the first quarter of 2010 relating to the acquisition and integration of DHI. The expenses primarily related to professional fees. We recorded a restructuring charge of $1.0 million in the first quarter of 2009, primarily comprised of severance costs, which was net of a $0.2 million stock-based compensation expense reversal for certain terminated employees.

Other Income (Expense)
     The increase in interest income is primarily related to an increase in the average interest rate, partially offset by a decrease in our average cash balance during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.
Income Taxes
     The effective tax rate for the three months ended March 31, 2010 and 2009 was 37.8% and 39.0%, respectively. We recognized a tax benefit of $1.5 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, the income tax benefit includes a $0.3 million charge related to the re-valuation of our deferred tax assets due to a change in the statutory state tax rate. For the year ended December 31, 2010, the annual effective tax rate is expected to be 47%, which is impacted by; the deferred tax asset re-valuation discussed above; certain acquisition related non-deductible transaction costs; and the exclusion of the federal research and development tax credit.
Liquidity and Capital Resources
     As of March 31, 2010, our principal sources of liquidity consisted of $20.3 million in cash and cash equivalents, as well as $45.0 million available to us under our senior secured syndicated credit facility (the “Senior Credit Facility”), which can fluctuate from time to time due to, among other factors, our funded debt to adjusted EBITDA ratio. Our working capital as of March 31, 2010 was $56.9 million.
     Cash used for our operating activities was $14.0 million during the three months ended March 31, 2010. We had a net loss of $2.5 million, including non-cash charges of $2.2 million of depreciation and amortization of intangible assets and property and equipment. Other changes in operating assets and liabilities included a decrease in income taxes payable of $6.2 million relating to tax payments made during the first quarter of 2010 as a result of higher taxable earnings in 2009. In addition, decreases in accounts payable and accrued royalties of $2.5 million and $3.4 million, respectively, due to the decrease in revenue during the first quarter of 2010.
     Our investing activities used $125.5 million during the three months ended March 31, 2010 primarily related to the purchase of DHI. In addition, we used approximately $1.0 million for the acquisition of production and scientific equipment and building improvements. These uses of cash were partially offset by proceeds of $4.0 million related to the sale of our marketable securities in the first quarter of 2010.
     We are planning approximately $6.0 million in capital expenditures for the remainder of 2010. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement facility improvements, and for information technology. We plan to fund these capital expenditures with cash flow from operations. We have $0.9 million in firm purchase commitments with respect to such planned capital expenditures as of the date of filing this report.
     Our financing activities generated approximately $70.8 million of cash during the three months ended March 31, 2010. This was primarily related to the borrowing of $75.0 million under the Senior Credit Facility in connection with the acquisition of DHI, which was partially offset by the repurchase of 340,977 shares of our common stock at a cost of approximately $4.7 million.
     Our $120.0 million Senior Credit Facility matures on October 8, 2013. The Senior Credit Facility bears interest at a rate ranging from 0.50% to 1.75% plus the lender’s prime rate or, at our option, a rate ranging from 1.50% to 2.75% plus the London InterBank Offering Rate. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The terms of the Senior Credit Facility require us to comply with certain financial covenants which include a funded debt to earnings before, among others, interest, taxes, depreciation and amortization (adjusted EBITDA, as defined in the Senior Credit Facility) ratio, and an interest coverage ratio. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of March 31, 2010, we had $45.0 million available under the Senior Credit Facility. At March 31, 2010, we had $75.0 million outstanding under the Senior Credit Facility which was borrowed in connection with the acquisition of DHI. At March 31, 2010, we were in compliance with all covenants.

     During the first quarter of 2010, the Senior Credit Facility was amended for various matters, including amending the credit and security agreement to (i) permit the acquisition of all capital stock of DHI, (ii) allow certain indebtedness and liens related to the DHI acquisition to remain outstanding after the close of the acquisition and (iii) to amend the Senior Credit Facility to increase the aggregate amount of permitted stock repurchases thereunder.
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
Off-Balance Sheet Arrangements
     At March 31, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
     There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2009. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk
     The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. We had $75.0 million outstanding under our Senior Credit Facility at March 31, 2010. The weighted average interest rate on these borrowings is currently 1.84%. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $750,000. Based on our market risk sensitive instruments outstanding at March 31, 2010 and 2009, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.
     Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of March 31, 2010, our cash and cash equivalents were placed in money market or overnight funds that are highly liquid and which we believe are not subject to material market fluctuation risk.

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
ITEM 4. Controls and Procedures
     Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the three months ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
     None.
ITEM 1A. Risk Factors
     There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. For a detailed description of our risk factors, refer to Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2010:

				Approximate dollar
			Total number	value of shares that
			of shares purchased	may yet be
	Total number	Average	as part of publicly	purchased
	of shares	price paid	announced plans	under the plans or
Period	purchased(1)	per share	or programs	programs(2)
January 1 – January 31, 2010	253,300	$13.72	253,300	$15,624,000
February 1 – February 28, 2010	60,000	13.53	60,000	14,812,000
March 1 — March 31, 2010	27,677	14.15	—	14,812,000

Total	340,977	$13.72	313,300	$14,812,000

(1)	In addition to our share repurchase program, we repurchased 27,677 shares of common stock in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended March 31, 2010.

(2)	From June 2005 to December 2009 our Board of Directors authorized us to repurchase up to $100.0 million in shares of our common stock under a stock repurchase program under four separate authorizations of $25.0 million each. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire on December 2, 2011 unless extended by our Board of Directors.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. Exhibits

Exhibit
Number
2.1	Agreement and Plan of Merger, dated as of January 10, 2010, by and among Quidel Corporation, Fairway Acquisition Corporation, Diagnostic Hybrids, Inc., and David R. Scholl, Ph.D., in his capacity as securityholder agent. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on January 11, 2010.)

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2010.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated November 8, 2000.)

Exhibit
Number
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996. (Incorporated by reference to Exhibit 1(A) to the Registrant’s Registration Statement on Form 8-A filed on January 14, 1997.)

4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.)

10.1(1)	Employment Offer Letter, dated as of January 10, 2010, between Quidel Corporation and David R. Scholl, Ph.D. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 11, 2010.)

10.2(1)	Agreement Re: Change in Control, dated February 19, 2010, between Registrant and David Scholl. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on February 19, 2010.)

10.3(1)	2009 Cash Bonuses for the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 22, 2010.)

10.4(1)	Registrant’s 2010 Equity Incentive Program for the Company’s Executive Officers, effective as of January 18, 2010. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 22, 2010.)

10.5(1)	2010 Annual Base Salaries for the Company’s Executive Officers, effective as of March 1, 2010. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 1, 2010.)

10.6	First Amendment to Credit Agreement and to Security Agreement, dated as of February 19, 2010, by and among the Registrant, the lenders on the signature pages thereof, Bank of America, N.A., as agent for the lenders, and each of the Guarantors listed on the signature pages thereof. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 19, 2010.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Indicates a management plan or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2010	QUIDEL CORPORATION
/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN M. RADAK
John M. Radak
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit
Number
2.1	Agreement and Plan of Merger, dated as of January 10, 2010, by and among Quidel Corporation, Fairway Acquisition Corporation, Diagnostic Hybrids, Inc., and David R. Scholl, Ph.D., in his capacity as securityholder agent. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on January 11, 2010.)

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2010.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated November 8, 2000.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (Incorporated by reference to Exhibit 1(A) to the Registrant’s Registration Statement on Form 8-A filed on January 14, 1997.)

4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.)

10.1(1)	Employment Offer Letter, dated as of January 10, 2010, between Quidel Corporation and David R. Scholl, Ph.D. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 11, 2010.)

10.2(1)	Agreement Re: Change in Control, dated February 19, 2010, between Registrant and David Scholl. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on February 19, 2010.)

10.3(1)	2009 Cash Bonuses for the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 22, 2010.)

10.4(1)	Registrant’s 2010 Equity Incentive Program for the Company’s Executive Officers, effective as of January 18, 2010. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 22, 2010.)

10.5(1)	2010 Annual Base Salaries for the Company’s Executive Officers, effective as of March 1, 2010. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 1, 2010.)

10.6	First Amendment to Credit Agreement and to Security Agreement, dated as of February 19, 2010, by and among the Registrant, the lenders on the signature pages thereof, Bank of America, N.A., as agent for the lenders, and each of the Guarantors listed on the signature pages thereof. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 19, 2010.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Indicates a management plan or compensatory plan or arrangement.