Form 10-Q
period 2010-06-30
QUIDEL CORP /DE/
filed 2010-07-30
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 27, 2010, 28,493,971 shares of common stock were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$14,831	$89,003
Marketable securities	—	3,999
Accounts receivable, net	10,235	9,717
Inventories	19,918	15,038
Deferred tax asset—current	13,383	6,018
Refundable income taxes	3,092	—
Prepaid expenses and other current assets	3,118	2,448

Total current assets	64,577	126,223
Property and equipment, net	29,314	21,251
Goodwill	70,827	6,470
Intangible assets, net	54,666	1,943
Deferred tax asset—non-current	—	9,065
Other non-current assets	1,706	1,393

Total assets	$221,090	$166,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,884	$5,212
Accrued payroll and related expenses	4,297	5,187
Accrued royalties	1,650	5,513
Current portion of lease obligation	241	234
Income taxes payable	—	6,151
Other current liabilities	4,884	7,227

Total current liabilities	16,956	29,524
Long term debt	76,604	—
Lease obligation, net of current portion	6,709	6,527
Deferred tax liability—non-current	560	—
Income taxes payable	2,360	2,360
Other non-current liabilities	2,148	1,484
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 28,494 and 29,026 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	28	29
Additional paid-in capital	106,749	112,426
Accumulated other comprehensive income	—	34
Retained earnings	8,976	13,961

Total stockholders’ equity	115,753	126,450

Total liabilities and stockholders’ equity	$221,090	$166,345

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenues	$25,026	$24,643	$53,405	$41,533
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1.6 million, $0.3 million, $2.4 million and $0.6 million, respectively)	12,237	10,075	24,871	18,499
Amortization of inventory fair value adjustment from acquisition	399	—	1,118	—

Total cost of sales (excludes amortization of intangible assets of $1.6 million, $0.3 million, $2.4 million and $0.6 million, respectively)	12,636	10,075	25,989	18,499
Research and development	6,349	2,950	12,624	5,846
Sales and marketing	6,272	5,403	12,271	10,138
General and administrative	4,792	3,680	9,033	7,800
Amortization of intangible assets from acquired businesses	1,467	—	2,119	—
Amortization of intangible assets from licensed technology	324	347	648	695
Business acquisition and integration costs, and restructuring charges	716	1,085	2,066	2,038

Total costs and expenses	32,556	23,540	64,750	45,016

Operating (loss) income	(7,530)	1,103	(11,345)	(3,483)
Other (expense) income
Interest income	11	93	180	246
Interest expense	(611)	(153)	(1,010)	(311)

Total other (expense) income	(600)	(60)	(830)	(65)

(Loss) income before taxes	(8,130)	1,043	(12,175)	(3,548)
(Benefit) provision for income taxes	(5,663)	406	(7,191)	(1,384)

Net (loss) income	$(2,467)	$637	$(4,984)	$(2,164)

Basic and diluted (loss) earnings per share	$(0.09)	$0.02	$(0.18)	$(0.07)
Shares used in basic per share calculation	28,406	29,677	28,457	30,373
Shares used in diluted per share calculation	28,406	30,063	28,457	30,373
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six months ended
	June 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(4,984)	$(2,164)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation, amortization and other	5,455	2,866
Stock-based compensation expense	2,625	1,715
Gain on sale of assets	2	—
Deferred tax asset	(7,159)	(1,384)
Changes in assets and liabilities:
Accounts receivable	6,321	16,512
Inventories	209	(187)
Income tax receivable	840	—
Prepaid expenses and other current assets	110	(727)
Accounts payable	(1,461)	(1,703)
Accrued payroll and related expenses	(1,369)	721
Accrued royalties	(4,127)	(664)
Accrued income taxes payable	(6,151)	—
Other current and non-current liabilities	(4,368)	(3,095)

Net cash (used for) provided by operating activities	(14,057)	11,890

INVESTING ACTIVITIES:
Acquisitions of property and equipment	(2,325)	(1,589)
Purchase of business, net of cash acquired of $3.1 million	(128,093)	—
Proceeds from sale of marketable securities	3,999	—
Other assets	(225)	(54)

Net cash used for investing activities	(126,644)	(1,643)

FINANCING ACTIVITIES:
Payments on lease obligation	(100)	(421)
Purchases of common stock	(9,181)	(19,542)
Borrowing from line of credit	75,000	—
Proceeds from issuance of common stock, net of cancellations	878	1,241
Other	(68)	—

Net cash provided by (used for) financing activities	66,529	(18,722)

Net decrease in cash and cash equivalents	(74,172)	(8,475)
Cash and cash equivalents, beginning of period	89,003	57,908

Cash and cash equivalents, end of period	$14,831	$49,433

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,011	$311

Cash paid during the period for income taxes	$6,500	$200

NON-CASH INVESTING ACTIVITIES:
Purchase of capital equipment by incurring current liabilities	$436	$—

See accompanying notes.

Quidel Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Quidel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, is unaudited. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K. Subsequent events have been evaluated up to and including the date these financial statements were issued.
     For 2010 and 2009, the Company’s fiscal year will or has ended on January 2, 2011 and January 3, 2010, respectively. For 2010 and 2009, the Company’s second quarter ended on July 4, 2010 and June 28, 2009, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and six month periods ended June 30, 2010 and 2009 both included 13 weeks and 26 weeks, respectively.
Note 2. Acquisition
     On February 19, 2010, the Company acquired Diagnostic Hybrids, Inc. (“DHI”) a privately-held, in vitro diagnostics (“IVD”) company, based in Athens, Ohio, that is a market leader in the manufacturing and commercialization of FDA-cleared direct and culture-based fluorescent IVD assays used in hospital and reference laboratories for a variety of diseases, including viral respiratory infections, herpes, Chlamydia and other viral infections, and thyroid diseases. DHI’s direct sales force serves over 700 North American customers, and its products are sold via distributors outside the United States. DHI’s products are offered under various brand names including, among others, ELVIS®, R-Mix™, Mixed Fresh Cells™, FreshCells™, ReadyCells™ and Thyretain™. The Company paid approximately $131.2 million in cash to acquire DHI. The Company paid for the acquisition of DHI using cash and cash equivalents on hand and borrowing $75.0 million under the Senior Credit Facility (as defined below). Included in the consolidated statements of operations for the six months ended June 30, 2010 is revenue and net loss of $14.9 million and $0.2 million, respectively, related to the operations of DHI since acquisition. Net loss of $0.2 million includes the amortization of acquired intangibles and interest expense on the borrowing under the Company’s Senior Credit Facility.
     The purchase price of DHI is allocated to the underlying net assets acquired and liabilities assumed based on their respective fair values as of February 19, 2010 with any excess purchase price allocated to goodwill. The Company’s preliminary allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed as of June 30, 2010 is as follows:

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 2. Acquisition (Continued)

(in thousands)

Total cash consideration	$131,212

Allocated to:

Current assets	27,042
Property, plant and equipment	7,799
Other non-current assets	82
In-process research and development	2,110
Intangible assets	53,410
Current liabilities (excluding current portion of note payable)	(4,172)
Note payable to state agency	(1,882)
Other non-current liabilities	(17,534)
Goodwill	64,357

Net assets acquired	$131,212

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

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 2. Acquisition (Continued)

	Three months		Six months
	ended		ended
	June 30,		June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Pro forma total revenues	$25,026	$36,756	$59,110	$64,205

Pro forma net (loss) income	$(2,467)	$1,221	$(7,702)	$(1,116)

Pro forma basic and diluted net (loss) earnings per share(1)	$(0.09)	$0.04	$(0.27)	$(0.04)

(1)	Included in the pro forma $0.27 net loss per share for the six months ended June 30, 2010 is $5.3 million of transactional expenses relating to the acquisition of DHI, which contributed $0.11 to the pro forma net loss per share.
Note 3. Comprehensive (Loss) Income
     Net (loss) income is equal to comprehensive (loss) income for both the three and six months ended June 30, 2010 and 2009, respectively.
Note 4. Computation of (Loss) Earnings Per Share
     Basic (loss) earnings per share was computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding, including vested restricted stock awards, during the period. Diluted earnings per share reflects the potential dilution that would occur if net earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested, time-based restricted stock awards. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested, time-based restricted stock awards. The Company has awarded restricted stock with both time-based as well as performance-based vesting provisions. Stock awards based on only performance conditions are not included in the calculation of basic or diluted earnings per share until the performance criteria are met. For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share, as their impact would be anti-dilutive. For periods in which the Company has earnings, out-of-the-money stock options (i.e., the average stock price during the period is below the exercise price of the stock option) are not included in diluted earnings per share as their effect would be anti-dilutive. For the three months ended June 30, 2009, 1.7 million shares were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.
     The following table reconciles the weighted-average shares used in computing basic and diluted (loss) earnings per share in the respective periods (in thousands; unaudited):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2010	2009	2010	2009
Shares used in basic (loss) earnings per share (weighted-average common shares outstanding)	28,406	29,677	28,457	30,373
Effect of dilutive stock options and restricted stock awards	—	386	—	—

Shares used in diluted (loss) earnings per share calculation	28,406	30,063	28,457	30,373

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 5. Inventories
     Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$7,808	$5,307
Work-in-process (materials, labor and overhead)	4,866	3,711
Finished goods (materials, labor and overhead)	7,244	6,020

	$19,918	$15,038

Note 6. Other Current Liabilities
     Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Customer incentives	$2,891	$4,824
Stock repurchases not settled as of December 31, 2009	—	1,234
Accrued liability for technology license	750	—
Accrued professional fees	240	345
Current portion of note payable to state agency	209	—
Accrued interest on line of credit	178	—
Other	616	824

	$4,884	$7,227

Note 7. Income Taxes
     The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 was 59.1% and 39.0%, respectively. The Company recognized a tax benefit of $7.2 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, the income tax benefit includes a charge related to the re-valuation of the Company’s deferred tax assets due to a change in the statutory state tax rate. For the year ended December 31, 2010, the annual effective tax rate is impacted by; the deferred tax asset re-valuation discussed above; certain acquisition related non-deductible transaction costs; and the exclusion of the federal research and development tax credit.
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
Note 8. Line of Credit
     The Company currently has a $120.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on October 8, 2013. The Senior Credit Facility bears interest at a rate ranging from 0.50% to 1.75% plus the lender’s prime rate or, at the Company’s option, a rate ranging from 1.50% to 2.75% plus the London InterBank Offering Rate. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 8. Line of Credit (Continued)
dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The Company is also subject to financial covenants which include a funded debt to earnings before, among others, interest, taxes, depreciation and amortization (adjusted EBITDA, as defined in the Senior Credit Facility) ratio, and an interest coverage ratio. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of June 30, 2010, the Company had $45.0 million available under the Senior Credit Facility, which can fluctuate from time to time due to, among other factors, the Company’s funded debt to adjusted EBITDA ratio. At June 30, 2010, the Company had $75.0 million outstanding under the Senior Credit Facility which was borrowed in connection with the acquisition of DHI. At June 30, 2010, the Company was in compliance with all covenants.
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
Note 9. Stockholders’ Equity
     During the six months ended June 30, 2010, 161,903 shares of restricted stock were awarded, 79,559 shares of restricted stock were cancelled, 113,072 shares of common stock were issued due to the exercise of stock options and 12,530 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $0.9 million. Additionally, during the six months ended June 30, 2010, 740,177 shares of outstanding common stock were repurchased for approximately $9.2 million, which primarily included shares repurchased under the Company’s previously announced share repurchase program, but also included 27,677 shares repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock awards during the six months ended June 30, 2010.

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10. Stock-Based Compensation
     The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 was as follows (in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of sales	$0.2	$0.1	$0.3	$0.2
Research and development	0.1	0.1	0.3	0.2
Sales and marketing	0.1	0.1	0.2	0.2
General and administrative	1.0	0.6	1.8	1.3
Restructuring charges	—	—	—	(0.2)

	$1.4	$0.9	$2.6	$1.7

     Total compensation expense recognized for the three months ended June 30, 2010 and 2009 includes $1.1 million and $0.7 million related to stock options and $0.3 million and $0.2 million related to restricted stock, respectively. Total compensation expense recognized for the six months ended June 30, 2010 and 2009 includes $2.0 million and $1.3 million related to stock options and $0.6 million and $0.4 million related to restricted stock, respectively. As of June 30, 2010, total unrecognized compensation expense related to nonvested stock options was $6.5 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years. As of June 30, 2010, total unrecognized compensation expense related to nonvested restricted stock was $2.2 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and six months ended June 30, 2010 and 2009.
     The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Six months
	ended
	June 30,
	2010	2009
Expected option life (in years)	4.89	4.65
Volatility rate	0.52	0.52
Risk-free interest rate	2.40%	1.85%
Forfeiture rate	15.5%	15.5%
Dividend rate	0%	0%
     The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2010 and 2009 was $6.86 and $4.72, respectively. The grant date fair value of restricted stock is determined based on the closing market price of the Company’s common stock on the grant date.
Note 11. Industry and Geographic Information
     The Company operates in one reportable segment. Sales to customers outside the U.S. represented $10.7 million (20%) and $11.1 million (27%) of total revenue for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, balances due from foreign customers were $2.4 million and $7.2 million, respectively.

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 11. Industry and Geographic Information (Continued)
     The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Six months
	ended
	June 30,
	2010	2009
Customer:
A	12%	13%
B	3%	15%
C	6%	13%

	21%	41%

     As of June 30, 2010, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $1.3 million while, at December 31, 2009, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $6.8 million.
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
     In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company will amortize the lease obligation over this new term. The amount of the monthly rental payments remain the same under the amendment. In addition, the Company has the option to purchase the general partner’s interest in the partnership in January 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership in connection with the San Diego facility of approximately $0.5 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.
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
Future Uncertainties and Forward-Looking Statements
     This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the timing of onset, length and severity of cold and flu seasons, the level of success in executing on our strategic initiatives, our reliance on sales of our influenza diagnostic tests, uncertainty surrounding the detection of novel influenza viruses involving human specimens, our ability to develop new products and technology, adverse changes in the competitive and economic conditions in domestic and international markets, our reliance on and actions of our major distributors, technological changes and uncertainty with research and technology development, including any future molecular-based technology, the medical reimbursement system currently in place and future changes to that system, manufacturing and production delays or difficulties, adverse regulatory actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”), compliance with FDA and environmental regulations, our ability to meet unexpected increases in demand for our products, our ability to execute our growth strategy, including the integration of new companies or technologies, disruptions in the global capital and credit markets, our ability to hire key personnel; intellectual property, product liability, environmental or other litigation, potential required patent license fee payments not currently reflected in our costs, potential inadequacy of booked reserves and possible impairment of goodwill, and lower than anticipated acceptance, sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the fiscal year, including projections about our revenue, gross margins, expenses, effective tax rate and the effect the DHI acquisition will have on the seasonality of our business; projected capital expenditures for the fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; the future impact of deferred tax assets or liabilities; the expected vesting periods of unrecognized compensation expense; and our intention to continue to evaluate technology and Company acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the Consolidated Financial Statements and notes thereto beginning on page 3 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.
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
Outlook
     We do not plan for or expect the influenza pandemic of 2009 to recur in 2010. Accordingly, we expect a significant decrease in our influenza test sales, related earnings and cash flows during 2010. Additionally, we anticipate gross margins will trend lower year over year as a result of the product mix shift from 2009’s high level of influenza sales. Nonetheless, the acquisition of DHI builds upon and diversifies our revenue base and we expect the acquisition to lessen the effect of seasonality on our business quarter to quarter. We will continue our focus on prudently managing our business and delivering solid financial results while at the same time continuing to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines and technologies, as well as, company acquisitions.
Results of Operations
Three months ended June 30, 2010 compared to the three months ended June 30, 2009
Total Revenues
     During the first quarter of 2010, in connection with the acquisition of DHI, we changed our disease state classifications within our one reportable segment to better reflect current business activities and taking into account the products sold by DHI. The information for all prior periods presented has been restated to conform to the current presentation. The following table compares total revenues for the three months ended June 30, 2010 and 2009 (in thousands, except percentages):

	For the three months
	ended June 30,		Increase (Decrease)
	2010	2009	$	%
Infectious disease net product sales	$13,899	$16,078	$(2,179)	(14)%
Women’s health net product sales	8,358	6,090	2,268	37%
Gastrointestinal disease net product sales	1,561	982	579	59%
Other net product sales	564	1,108	(544)	(49)%
Royalty, license fees and grant revenue	644	385	259	67%

Total revenues	$25,026	$24,643	$383	2%

     The increase in total revenues was primarily due to an increase in sales as a result of the acquisition of DHI which contributed $10.1 million; $7.7 million in infectious disease, $1.5 million in women’s health, $0.6 million in gastrointestinal disease and $0.3 million in grant revenue. In addition, contributing to the increase in total revenues is an increase in our core non-seasonal products as a result of inventory levels normalizing at our distributors during the second half of 2009. In the second quarter of 2010, sales of our core non-seasonal products more closely matched distributor sales to our end-use customers. Largely offsetting the overall increase in total revenues was a decrease in sales of our influenza products as a result of the influenza pandemic which occurred in 2009.
     The revenue from our royalty, license fees and grant revenue category for all periods primarily relate to royalty payments earned on our patented technologies utilized by third parties.
Cost of Sales
     Cost of sales increased 25% to $12.6 million, or 50% of total revenues for the three months ended June 30, 2010, compared to $10.1 million, or 41% of total revenues for the three months ended June 30, 2009. The absolute dollar increase in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 2% increase in total revenues. The increase in cost of sales as a percentage of total revenue was primarily related to an unfavorable product mix and the amortization of an inventory fair value adjustment associated with the acquisition of DHI.
Operating Expenses
     The following table compares operating expenses for the three months ended June 30, 2010 and 2009 (in thousands, except percentages):

		For the three months
	ended June 30,
	2010		2009		Increase (Decrease)
		As a % of		As a % of
	Operating	total	Operating	total
	expenses	revenues	expenses	revenues	$	%
Research and development	$6,349	25%	$2,950	12%	$3,399	115%
Sales and marketing	6,272	25%	5,403	22%	869	16%
General and administrative	4,792	19%	3,680	15%	1,112	30%
Amortization of intangible assets from acquired businesses	1,467	6%	—	—	1,467	N/A
Amortization of intangible assets from licensed technology	324	1%	347	1%	(23)	(7)%
Business acquisition and integration costs, and restructuring charges	716	3%	1,085	4%	(369)	(34)%
Research and Development Expense
     Research and development expense increased $3.2 million as a result of the acquisition of DHI. In addition, an increase in costs associated with the development of potential new technologies and with products under development largely driven by an increase in headcount.
Sales and Marketing Expense
     Sales and marketing expense increased $1.2 million as a result of the acquisition of DHI. The overall increase was partially offset by a decrease in sales commissions and product shipment costs and product promotions associated with a lower sales volume for 2010 excluding DHI compared to 2009. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements and market research.
General and Administrative Expense
     The increase in general and administrative expense is primarily related to an increase of $0.9 million from the acquisition of DHI and an increase in employee stock compensation.
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
Business Acquisition and Integration Costs, and Restructuring Charges
     We incurred $0.7 million in expenses in the second quarter of 2010 primarily related to professional fees for acquisition and integration activities. We recorded a restructuring charge of $1.1 million in the second quarter of 2009, which was related to vacating the unutilized portion of our Santa Clara facility in April 2009.
Other Income (Expense)
     The decrease in interest income is related to the decrease in the average interest rate and a decrease in our average cash balance during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.

Income Taxes
     The effective tax rate for the three months ended June 30, 2010 and 2009 was 69.7% and 38.9%, respectively. We recognized a tax benefit of $5.7 million and tax expense of $0.4 million for the three months ended June 30, 2010 and 2009, respectively. For the year ended December 31, 2010, the annual effective tax rate is impacted by; a deferred tax asset re-valuation due to a change in the statutory state tax rate; certain acquisition related non-deductible transaction costs; and the exclusion of the federal research and development tax credit.
Six months ended June 30, 2010 compared to the six months ended June 30, 2009
Total Revenues
     During the first quarter of 2010, in connection with the acquisition of DHI, we changed our disease state classifications within our one reportable segment to better reflect current business activities and taking into account the products sold by DHI. The information for all prior periods presented has been restated to conform to the current presentation. The following table compares total revenues for the six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	For the six months
	ended June 30,		Increase (Decrease)
	2010	2009	$	%
Infectious disease net product sales	$31,290	$23,896	$7,394	31%
Women’s health net product sales	15,996	11,860	4,136	35%
Gastrointestinal disease net product sales	2,622	1,830	792	43%
Other net product sales	2,455	3,290	(835)	(25)%
Royalty, license fees and grant revenue	1,042	657	385	59%

Total revenues	$53,405	$41,533	$11,872	29%

     The increase in total revenues was primarily due to an increase in sales as a result of the acquisition of DHI which contributed $14.9 million; $11.6 million in infectious disease, $2.0 million in women’s health, $0.9 million in gastrointestinal disease and $0.4 million in grant revenue. In addition, contributing to the increase in total revenues is an increase in our core non-seasonal products as a result of inventory levels normalizing at our distributors during the second half of 2009. During the first six months of 2010, sales of our core non-seasonal products more closely matched distributor sales to our end-use customers. Partially offsetting the overall increase in total revenues was a decrease in sales of our influenza products as a result of the influenza pandemic which occurred in 2009.
     The revenue from our royalty, license fees and grant revenue category for all periods primarily relate to royalty payments earned on our patented technologies utilized by third parties.
Cost of Sales
     Cost of sales increased 40% to $26.0 million, or 49% of total revenues for the six months ended June 30, 2010, compared to $18.5 million, or 45% of total revenues for the six months ended June 30, 2009. The absolute dollar increase in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 29% increase in total revenues. The increase in cost of sales as a percentage of total revenue was primarily related to an unfavorable product mix and the amortization of an inventory fair value adjustment associated with the acquisition of DHI.
Operating Expenses
     The following table compares operating expenses for the six months ended June 30, 2010 and 2009 (in thousands, except percentages):

		For the six months
	ended June 30,
	2010		2009		Increase (Decrease)
		As a % of		As a % of
	Operating	total	Operating	total
	expenses	revenues	expenses	revenues	$	%
Research and development	$12,624	24%	$5,846	14%	$6,778	116%
Sales and marketing	12,271	23%	10,138	24%	2,133	21%
General and administrative	9,033	17%	7,800	19%	1,233	16%
Amortization of intangible assets from acquired businesses	2,119	4%	—	—	2,119	N/A
Amortization of intangible assets from licensed technology	648	1%	695	2%	(47)	(7)%
Business acquisition and integration costs, and restructuring charges	2,066	4%	2,038	5%	28	1%
Research and Development Expense
     Research and development expense increased $4.5 million as a result of the acquisition of DHI. In addition, an increase in costs associated with the development of potential new technologies and with products under development largely driven by an increase in headcount.
Sales and Marketing Expense
     Sales and marketing expense increased $1.7 million as a result of the acquisition of DHI. The overall increase was partially offset by a decrease in sales commissions and product promotions associated with a lower sales volume for 2010 excluding DHI compared to 2009. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements and market research.
General and Administrative Expense
     The increase in general and administrative expense is primarily related to an increase of $1.1 million from the acquisition of DHI and an increase in employee stock compensation. These increases in general and administrative expenses are partially offset by a decrease in transition costs incurred in the first quarter of 2009 relating to the hiring of our new Chief Executive Officer.
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
Business Acquisition and Integration Costs, and Restructuring Charges
     We incurred $2.1 million in expenses during the six months ended June 30, 2010 primarily related to professional fees for acquisition and integration activities. We recorded a restructuring charge of $2.0 million, comprised of severance costs and costs associated with vacating the unutilized portion of our Santa Clara facility, during the six months ended June 30, 2009, which is net of a $0.2 million stock-based compensation expense reversal for certain terminated employees.
Other Income (Expense)
     The decrease in interest income is related to the decrease in the average interest rate and a decrease in our average cash balance during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.

Income Taxes
     The effective tax rate for the six months ended June 30, 2010 and 2009 was 59.1% and 39.0%, respectively. We recognized a tax benefit of $7.2 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, the income tax benefit includes a charge related to the re-valuation of our deferred tax assets due to a change in the statutory state tax rate. For the year ended December 31, 2010, the annual effective tax rate is impacted by; the deferred tax asset re-valuation discussed above; certain acquisition related non-deductible transaction costs; and the exclusion of the federal research and development tax credit.
Liquidity and Capital Resources
     As of June 30, 2010, our principal sources of liquidity consisted of $14.8 million in cash and cash equivalents, as well as $45.0 million available to us under our senior secured syndicated credit facility (the “Senior Credit Facility”). Our working capital as of June 30, 2010 was $47.6 million.
     Cash used for our operating activities was $14.1 million during the six months ended June 30, 2010. We had a net loss of $5.0 million, including non-cash charges of $5.5 million of depreciation and amortization of intangible assets and property and equipment. Other changes in operating assets and liabilities included a decrease in income taxes payable of $6.2 million relating to tax payments made during the first six months of 2010 as a result of higher taxable earnings in 2009. In addition, accrued royalties decreased by $4.1 million due to a decrease in the revenue base in which we pay royalties. The decrease in other current and non-current liabilities of $4.4 million was primarily due to lower customer incentives related to the decrease in revenues which are eligible for volume discounts for the first six months of 2010 compared to 2009.
     Our investing activities used $126.6 million during the six months ended June 30, 2010 primarily related to the purchase of DHI. In addition, we used approximately $2.3 million for the acquisition of production and scientific equipment and building improvements. These uses of cash were partially offset by proceeds of $4.0 million related to the sale of our marketable securities during the first six months of 2010.
     We are planning approximately $4.0 million in capital expenditures for the remainder of 2010. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement facility improvements, and for information technology. We plan to fund these capital expenditures with cash flow from operations. We have $0.4 million in firm purchase commitments with respect to such planned capital expenditures as of the date of filing this report.
     Our financing activities generated approximately $66.5 million of cash during the six months ended June 30, 2010. This was primarily related to the borrowing of $75.0 million under the Senior Credit Facility in connection with the acquisition of DHI, which was partially offset by the repurchase of 740,177 shares of our common stock at a cost of approximately $9.2 million.
     Our $120.0 million Senior Credit Facility matures on October 8, 2013. The Senior Credit Facility bears interest at a rate ranging from 0.50% to 1.75% plus the lender’s prime rate or, at our option, a rate ranging from 1.50% to 2.75% plus the London InterBank Offering Rate. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The terms of the Senior Credit Facility require us to comply with certain financial covenants which include a funded debt to earnings before, among others, interest, taxes, depreciation and amortization (adjusted EBITDA, as defined in the Senior Credit Facility) ratio, and an interest coverage ratio. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of June 30, 2010, we had $45.0 million available under the Senior Credit Facility, which can fluctuate from time to time due to, among other factors, our funded debt to adjusted EBITDA ratio. At June 30, 2010, we had $75.0 million outstanding under the Senior Credit Facility which was borrowed in connection with the acquisition of DHI. At June 30, 2010, we were in compliance with all covenants.
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
Off-Balance Sheet Arrangements
     At June 30, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk
     The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. We had $75.0 million outstanding under our Senior Credit Facility at June 30, 2010. The weighted average interest rate on these borrowings is currently 2.19%. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $750,000. Based on our market risk sensitive instruments outstanding at June 30, 2010 and 2009, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.
     Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of June 30, 2010, our cash and cash equivalents were placed in money market or overnight funds that are highly liquid and which we believe are not subject to material market fluctuation risk.
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
ITEM 4. Controls and Procedures
     Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the three months ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2010:

				Approximate dollar
			Total number	value of shares that
			of shares purchased	may yet be
	Total number	Average	as part of publicly	purchased
	of shares	price paid	announced plans	under the plans or
Period	purchased	per share	or programs	programs(1)
April 1 — April 30, 2010	—	$—	—	$14,812,000
May 1 — May 31, 2010	212,300	11.32	212,300	12,409,000
June 1 — June 30, 2010	186,900	11.29	186,900	10,300,000

Total	399,200	$11.30	399,200	$10,300,000

(1)	From June 2005 to December 2009 our Board of Directors authorized us to repurchase up to $100.0 million in shares of our common stock under a stock repurchase program under four separate authorizations of $25.0 million each. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire on December 2, 2011 unless extended by our Board of Directors.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. Exhibits

Exhibit
Number
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2010.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated November 8, 2000.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996. (Incorporated by reference to Exhibit 1(A) to the Registrant’s Registration Statement on Form 8-A filed on January 14, 1997.)

4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.)

4.3	Quidel Corporation 2010 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 2, 2010.)

Exhibit
Number
4.4	Form of Notice of Grant of Award and Award Agreement for Quidel Corporation 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2010.)

4.5	Form of Restricted Stock Award Agreement for Quidel Corporation 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2010.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Indicates a management plan or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2010	QUIDEL CORPORATION
/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN M. RADAK
John M. Radak
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit
Number
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2010.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated November 8, 2000.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock as filed with the State of Delaware on December 31, 1996 (Incorporated by reference to Exhibit 1(A) to the Registrant’s Registration Statement on Form 8-A filed on January 14, 1997.)

4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.)

4.3	Quidel Corporation 2010 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 2, 2010.)

4.4	Form of Notice of Grant of Award and Award Agreement for Quidel Corporation 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2010.)

4.5	Form of Restricted Stock Award Agreement for Quidel Corporation 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2010.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Indicates a management plan or compensatory plan or arrangement.