Form 10-Q
period 2011-03-31
QUIDEL CORP /DE/
filed 2011-04-29
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 27, 2011, 33,165,573 shares of common stock were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$58,938	$6,788
Accounts receivable, net	16,210	13,477
Inventories	14,834	17,707
Deferred tax asset—current	5,787	7,159
Income tax receivable	8,337	8,344
Prepaid expenses and other current assets	3,029	2,552

Total current assets	107,135	56,027
Property and equipment, net	31,728	31,755
Goodwill	71,013	71,013
Intangible assets, net	51,885	53,675
Other non-current assets	1,566	2,123

Total assets	$263,327	$214,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,736	$4,715
Accrued payroll and related expenses	4,740	3,013
Accrued royalties	4,463	2,262
Current portion of lease obligation	292	280
Other current liabilities	5,134	5,507

Total current liabilities	19,365	15,777
Long term debt	43,444	73,498
Lease obligation, net of current portion	6,197	6,276
Deferred tax liability—non-current	6,826	2,313
Income taxes payable	2,929	2,937
Other non-current liabilities	1,186	1,271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 33,166 and 28,514 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	33	29
Additional paid-in capital	169,209	109,802
Retained earnings	14,138	2,690

Total stockholders’ equity	183,380	112,521

Total liabilities and stockholders’ equity	$263,327	$214,593

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended
	March 31,
	2011	2010
Total revenues	$59,595	$28,379
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1.5 million and $0.9 million, respectively)	20,043	12,634
Amortization of inventory fair value adjustment from acquisition	—	719

Total cost of sales (excludes amortization of intangible assets of $1.5 million and $0.9 million, respectively)	20,043	13,353
Research and development	7,814	6,275
Sales and marketing	6,255	5,999
General and administrative	5,759	4,241
Amortization of intangible assets from acquired businesses	1,632	652
Amortization of intangible assets from licensed technology	144	324
Business acquisition and integration costs	—	1,350

Total costs and expenses	41,647	32,194

Operating income (loss)	17,948	(3,815)
Other (expense) income
Interest income	52	169
Interest expense	(655)	(399)

Total other expense	(603)	(230)

Income (loss) before provision for income taxes	17,345	(4,045)
Provision (benefit) for income taxes	5,897	(1,528)

Net income (loss)	$11,448	$(2,517)

Basic and diluted earnings (loss) per share	$0.35	$(0.09)
Shares used in basic per share calculation	32,451	28,505
Shares used in diluted per share calculation	32,838	28,505
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$11,448	$(2,517)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and other	3,379	2,209
Stock-based compensation expense	1,771	1,210
Change in deferred tax assets and liabilities	5,885	(1,501)
Changes in assets and liabilities:
Accounts receivable	(2,733)	3,553
Inventories	2,873	(393)
Income tax receivable	7	—
Prepaid expenses and other current assets	(477)	(818)
Accounts payable	21	(2,504)
Accrued payroll and related expenses	1,727	(632)
Accrued royalties	2,201	(3,437)
Accrued income taxes payable	(8)	(6,151)
Other current and non-current liabilities	(458)	(3,040)

Net cash provided by (used for) operating activities	25,636	(14,021)

INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,438)	(978)
Purchase of business, net of cash acquired of $3.0 million	—	(128,201)
Proceeds from sale of marketable securities	—	3,999
Other assets	(45)	(311)

Net cash used for investing activities	(1,483)	(125,491)

FINANCING ACTIVITIES:
Payments on lease obligation	(67)	(48)
Purchases of common stock	(286)	(4,676)
Borrowing from line of credit	—	75,000
Payments on borrowing from line of credit	(30,000)	—
Proceeds from issuance of common stock, net of cancellations	58,558	798
Other	(208)	(302)

Net cash provided by financing activities	27,997	70,772

Net increase (decrease) in cash and cash equivalents	52,150	(68,740)
Cash and cash equivalents, beginning of period	6,788	89,003

Cash and cash equivalents, end of period	$58,938	$20,263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$655	$399

Cash paid during the period for income taxes	$—	$6,500

NON-CASH INVESTING ACTIVITIES:
Purchase of capital equipment by incurring current liabilities	$96	$94

See accompanying notes.

Quidel Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
          The accompanying unaudited consolidated financial statements of Quidel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at March 31, 2011, and for the three months ended March 31, 2011 and 2010, is unaudited. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K. Subsequent events have been evaluated up to and including the date these financial statements were issued.
          For 2011 and 2010, the Company’s fiscal year will or has ended on January 1, 2012 and January 2, 2011, respectively. For 2011 and 2010, the Company’s first quarter ended on April 3, 2011 and April 4, 2010, respectively. For ease of reference, the calendar quarter end dates are used herein. The three month periods ended March 31, 2011 and 2010 both included 13 weeks, respectively.
Note 2. Comprehensive Income (Loss)
          Net income (loss) is equal to comprehensive income (loss) for the three months ended March 31, 2011 and 2010, respectively.
Note 3. Computation of Earnings (Loss) Per Share
          Basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding, including vested restricted stock awards, during the period. Diluted earnings per share reflects the potential dilution that would occur if net earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested, time-based restricted stock awards. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested, time-based restricted stock awards. The Company has awarded restricted stock with both time-based as well as performance-based vesting provisions. Stock awards based on only performance conditions are not included in the calculation of basic or diluted earnings per share until the performance criteria are met. For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share, as their impact would be anti-dilutive. For periods in which the Company has earnings, out-of-the-money stock options (i.e., the average stock price during the period is below the exercise price of the stock option) are not included in diluted earnings per share as their effect would be anti-dilutive. For the three months ended March 31, 2011 and 2010, 2.2 million and 1.8 million shares, respectively, were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.
          The following table reconciles the weighted-average shares used in computing basic and diluted earnings (loss) per share in the respective periods (in thousands):

	Three months
	ended
	March 31,
	2011	2010
Shares used in basic earnings (loss) per share (weighted-average common shares outstanding)	32,451	28,505
Effect of dilutive stock options and restricted stock awards	387	—

Shares used in diluted earnings (loss) per share calculation	32,838	28,505

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Inventories
          Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$6,806	$7,262
Work-in-process (materials, labor and overhead)	4,344	5,375
Finished goods (materials, labor and overhead)	3,684	5,070

	$14,834	$17,707

Note 5. Other Current Liabilities
          Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accrued liability for technology licenses	$2,100	$2,300
Customer incentives	1,584	1,740
Current portion of note payable to state agency	211	211
Other	1,239	1,256

	$5,134	$5,507

Note 6. Income Taxes
          The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was 34.0% and 37.8%, respectively. The Company recognized tax expense of $5.9 million and a tax benefit of $1.5 million for the three months ended March 31, 2011 and 2010, respectively. The difference between the March 31, 2011 and March 31, 2010 effective tax rate is primarily due to the exclusion of the federal research and development tax credit and certain acquisition related non-deductible transaction during the first quarter of 2010.
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
Note 7. Line of Credit
          The Company currently has a $120.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on October 8, 2013. The Senior Credit Facility bears interest for base rate loans at a rate equal to (i) the higher of (a) the lender’s prime rate and (b) the Federal funds rate plus one-half of one percent, plus (ii) the applicable rate, or for Eurodollar rate loans the interest rate is equal to (i) the Eurodollar rate, plus (ii) the applicable rate. The applicable rate is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 0.50% to 1.75% for base rate loans and from 1.50% to 2.75% for Eurodollar rate loans. The agreement governing the Senior Credit Facility is

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Line of Credit (Continued)
subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The Company is also subject to financial covenants which include a funded debt to EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation and amortization) not to exceed 3:00 to 1:00 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:50 to 1:00 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of March 31, 2011, the Company had $32.0 million available under the Senior Credit Facility. The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility and its funded debt to adjusted EBITDA ratio. At March 31, 2011, the Company had $42.0 million outstanding under the Senior Credit Facility which was borrowed in connection with the acquisition of DHI. At March 31, 2011, the Company was in compliance with all covenants.
Note 8. Stockholders’ Equity
          In January 2011, the Company completed a public offering of 4.6 million shares of its common stock at $13.15 per share. The Company received proceeds, net of underwriting discounts and commissions, of $57.2 million ($12.43 per share). During the three months ended March 31, 2011, 163,695 shares of restricted stock were awarded, 1,260 shares of restricted stock were cancelled, 19,784 shares of common stock were issued due to the exercise of stock options and 26,928 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $0.7 million. Additionally, during the three months ended March 31, 2011, 21,431 shares of outstanding common stock were repurchased for approximately $0.3 million, which were related to shares repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock awards during the three months ended March 31, 2011.

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Stock-Based Compensation
          The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 was as follows (in millions):

	Three months
	ended
	March 31,
	2011	2010
Cost of sales	$0.1	$0.1
Research and development	0.2	0.2
Sales and marketing	0.1	0.1
General and administrative	1.4	0.8

	$1.8	$1.2

          Total compensation expense recognized for the three months ended March 31, 2011 and 2010 includes $1.4 million and $0.9 million related to stock options and $0.4 million and $0.3 million related to restricted stock, respectively. As of March 31, 2011, total unrecognized compensation expense related to non-vested stock options was $5.9 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years. As of March 31, 2011, total unrecognized compensation expense related to non-vested restricted stock was $2.8 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three months ended March 31, 2011 and 2010.
          The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Three months
	ended
	March 31,
	2011	2010
Expected option life (in years)	5.21	4.89
Volatility rate	0.47	0.52
Risk-free interest rate	2.16%	2.42%
Forfeiture rate	14%	15.5%
Dividend rate	0%	0%
          The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2011 and 2010 was $5.61 and $6.99, respectively. The grant date fair value of restricted stock is determined based on the closing market price of the Company’s common stock on the grant date.
Note 10. Industry and Geographic Information
          The Company operates in one reportable segment. Sales to customers outside the U.S. represented $5.3 million (9%) and $6.9 million (24%) of total revenue for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, balances due from foreign customers were $3.1 million and $1.5 million, respectively.

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10. Industry and Geographic Information (Continued)
          The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Three months
	ended
	March 31,
	2011	2010
Customer:
A	17%	12%
B	15%	7%
C	2%	11%

	34%	30%

          As of March 31, 2011, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $5.3 million while, at December 31, 2010, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $3.2 million.
Note 11. Lease Obligation
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
          In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company will amortize the lease obligation over this new term. The amount of the monthly rental payments remain the same under the amendment. In addition, the Company has the option to purchase the general partner’s interest in the partnership in January 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership in connection with the San Diego facility of approximately $0.3 million for each of the three months ended March 31, 2011 and 2010.
Note 12. Fair Value Measurement
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
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the timing of onset, length and severity of cold and flu seasons, the level of success in executing on our strategic initiatives, our reliance on sales of our influenza diagnostic tests, uncertainty surrounding the detection of novel influenza viruses involving human specimens, our ability to develop new products and technology, adverse changes in the competitive and economic conditions in domestic and international markets, our reliance on and actions of our major distributors, technological changes and uncertainty with research and technology development, including any future molecular-based technology, the medical reimbursement system currently in place and future changes to that system, manufacturing and production delays or difficulties, adverse regulatory actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”), compliance with FDA and environmental regulations, our ability to meet unexpected increases in demand for our products, our ability to execute our growth strategy, including the integration of new companies or technologies, disruptions in the global capital and credit markets, our ability to hire key personnel, intellectual property, product liability, environmental or other litigation, potential required patent license fee payments not currently reflected in our costs, potential inadequacy of booked reserves and possible impairment of goodwill, and lower than anticipated acceptance, sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the upcoming fiscal year, including projections about our revenue, gross margins, expenses, effective tax rate and the effect the DHI acquisition will have on the seasonality of our business; projected capital expenditures for the upcoming fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; the future impact of deferred tax assets or liabilities; the expected vesting periods of unrecognized compensation expense; and our intention to continue to evaluate technology and Company acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto beginning on page 3 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.
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
          In January 2011, we completed a public offering of 4.6 million shares of our common stock at $13.15 per share. We received proceeds, net of underwriting discounts and commissions, of $57.9 million ($12.43 per share) and incurred approximately $0.7 million in related offering expenses. We expect to use the net proceeds of this offering for working capital and other general corporate purposes, which may potentially include the acquisition or development of new technology, the acquisition of diagnostic or related companies, products or businesses or the repayment of existing indebtedness.

Outlook
We had a more normalized cold and flu season for the three months ended March 31, 2011, resulting in significant sales of our influenza, strep and respiratory products as compared to a lack of an influenza season in the first quarter of 2010 . We expect gross margins will trend higher year over year as a result of a more favorable product mix shift that includes higher influenza sales in fiscal year 2011 compared to fiscal year 2010, which was adversely impacted by the lack of an influenza season in the first quarter of 2010. The acquisition of DHI continues to build upon and diversify our revenue base and we expect the acquisition to lessen the effect of seasonality on our business quarter to quarter. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same continuing to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines and technologies, as well as company acquisitions.
Results of Operations
Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Total Revenues
          The following table compares total revenues for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	For the three months
	ended March 31,		Increase (Decrease)
	2011	2010	$	%
Infectious disease net product sales	$47,650	$17,392	$30,258	174%
Women’s health net product sales	7,985	7,637	348	5%
Gastrointestinal disease net product sales	1,719	1,061	658	62%
Other net product sales	1,590	1,891	(301)	(16)%
Royalty, license fees and grant revenue	651	398	253	64%

Total revenues	$59,595	$28,379	$31,216	110%

          The increase in total revenues was primarily due to a more normalized cold and flu season in 2011 and the related increase in sales of our influenza and Group A strep products, additionally impacted by the lack of an influenza season in the first quarter of 2010. Also, the first quarter 2011 includes a full quarter of revenues from the DHI acquisition compared to the first quarter of 2010 that does not include $5.7 million of DHI pre-acquisition revenues.
          The revenue from our royalty, license fees and grant revenue category for all periods primarily relates to royalty payments earned on our patented technologies utilized by third parties.
Cost of Sales
          Cost of sales increased 50% to $20.0 million, or 34% of total revenues for the three months ended March 31, 2011, compared to $13.4 million, or 47% of total revenues for the three months ended March 31, 2010. The absolute dollar increase in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 110% increase in total revenues. Partially offsetting this are acquisition related synergies including certain decreased material costs and freight rates associated with leveraging our combined volume, and reduced overhead costs and scrap at DHI. The decrease in cost of sales as a percentage of total revenue was primarily related to a more favorable product mix, as well as the improved cost structure noted above.

Operating Expenses
          The following table compares operating expenses for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	For the three months
	ended September 30,
	2011		2010
		As a % of		As a % of
	Operating	total	Operating	total	Increase (Decrease)
	expenses	revenues	expenses	revenues	$	%
Research and development	$7,814	13%	$6,275	22%	$1,539	25%
Sales and marketing	6,255	10%	5,999	21%	256	4%
General and administrative	5,759	10%	4,241	15%	1,518	36%
Amortization of intangible assets from acquired businesses	1,632	3%	652	2%	980	150%
Amortization of intangible assets from licensed technology	144	—	324	1%	(180)	(56)%
Business acquisition and integration costs	—	—	1,350	5%	(1.350)	(100)%
Research and Development Expense
     Research and development expense for the first quarter of 2011 includes a full quarter of expense from the DHI acquisition compared to the first quarter of 2010 that does not include $1.5 million of DHI pre-acquisition expenses. Research and development costs are primarily associated with the development of potential new technologies and with products under development.
Sales and Marketing Expense
          Sales and marketing expense for the first quarter of 2011 includes a full quarter of expense from the DHI acquisition compared to the first quarter of 2010 that does not include $0.5 million of DHI pre-acquisition expenses. Additionally, there is an increase in sales commissions and product shipment costs associated with higher sales volume in 2011, partially offset by a decrease of product promotions and market research. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements and market research.
General and Administrative Expense
          General and administrative expense for the first quarter of 2011 includes a full quarter of expense from the DHI acquisition compared to the first quarter of 2010 that does not include $0.7 million of DHI pre-acquisition expenses. There was also an increase in incentive and stock compensation in the first quarter of 2011.
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
Business Acquisition and Integration Costs
          We incurred $1.4 million in expenses in the first quarter of 2010 primarily related to professional fees for the DHI acquisition and integration activities.
Other Income (Expense)
          The decrease in interest income is related to the decrease in the average interest rate and a decrease in our average cash balance during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.

Income Taxes
          For the three months ended March 31, 2011 and March 31, 2010, our expected annual effective tax rate was 34.0% and 37.8%, respectively. We recognized tax expense (benefit) of $5.9 million and ($1.5) million for the three months ended March 31, 2011 and 2010, respectively. The difference in the effective tax rate between March 31, 2011 and March 31, 2010 is primarily due to the exclusion of the federal research and development tax credit and certain acquisition related non-deductible transaction during the first quarter of 2010.
Liquidity and Capital Resources
          As of March 31, 2011, our principal sources of liquidity consisted of $58.9 million in cash and cash equivalents, as well as $32.0 million available to us under our Senior Credit Facility. Our working capital as of March 31, 2011 was $87.8 million.
          Cash provided by operating activities was $25.6 million during the three months ended March 31, 2011. We had net earnings of $11.4 million, including non-cash charges of $5.2 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation. As a result of increased revenues during the three months ended March 31, 2011, we had an increase in accounts receivable of $2.7 million, a decrease in our inventories of $2.9 million, and an increase in accrued royalties of $2.2 million. Accrued payroll and related expenses increased by $1.7 million due to the timing of payroll disbursements and accrual for incentive compensation.
          Our investing activities used $1.5 million during the three months ended March 31, 2011 primarily related to the acquisition of production and scientific equipment, and building improvements.
          We are planning approximately $7.0 million in capital expenditures for the remainder of 2011. The primary purpose for our capital expenditures is to acquire manufacturing equipment, implement facility improvements, and for the purchase or development of information technology. We plan to fund these capital expenditures with cash flow from operations and other available sources of liquidity. We have $0.5 million in firm purchase commitments with respect to such planned capital expenditures as of the date of filing this report.
          Our financing activities generated approximately $28.0 million of cash during the three months ended March 31, 2011. This was primarily related to proceeds from the sale of our common stock, partly offset by repayments made under the Senior Credit Facility, both occurring during the first quarter of 2011.
          Our $120.0 million Senior Credit Facility matures on October 8, 2013. The Senior Credit Facility bears interest for base rate loans at a rate equal to (i) the higher of (a) the lender’s prime rate and (b) the Federal funds rate plus one-half of one percent, plus (ii) the applicable rate, or for Eurodollar rate loans the interest rate is equal to (i) the Eurodollar rate, plus (ii) the applicable rate. The applicable rate is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 0.50% to 1.75% for base rate loans and from 1.50% to 2.75% for Eurodollar rate loans. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The terms of the Senior Credit Facility require us to comply with certain financial covenants which include a funded debt to EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation and amortization) not to exceed 3:00 to 1:00 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:50 to 1:00 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of March 31, 2011, we had $32.0 million available under the Senior Credit Facility. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and our funded debt to adjusted EBITDA ratio. At March 31, 2011, we had $42.0 million outstanding under the Senior Credit Facility which was borrowed in connection with the acquisition of DHI. At March 31, 2011, we were in compliance with all covenants.

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
Off-Balance Sheet Arrangements
          At March 31, 2011, we did not have any relationships or other arrangements with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
          There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2010. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
          Interest Rate Risk
          The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. We had $42.0 million outstanding under our Senior Credit Facility at March 31, 2011. The weighted average interest rate on these borrowings is currently 2.5%. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $0.4 million. Based on our market risk sensitive instruments outstanding at March 31, 2011 and 2010, we have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of such dates.
          Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of March 31, 2011, our cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.
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
          Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the three months ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings
     None.

ITEM 1A.	Risk Factors
     There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For a detailed description of our risk factors, refer to Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2011:

				Approximate dollar
			Total number	value of shares that
			of shares purchased	may yet be
	Total number	Average	as part of publicly	purchased
	of shares	price paid	announced plans	under the plans or
Period	purchased (1)	per share	or programs	programs (2)
January	10,261	$14.74	—	$10,300,000
February	10,212	13.90	—	10,300,000
March	958	12.04	—	10,300,000

Total	21,431	$14.22	—	$10,300,000

(1)	We repurchased 21,431 shares of common stock in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended March 31, 2011.

(2)	In June 2005, we announced that our Board of Directors authorized us to repurchase up to $25.0 million in shares of our common stock under our stock repurchase program. In March 2007, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. In December 2008, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. In December 2009, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire on December 2, 2011 unless extended by our Board of Directors.

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	Exhibits

Exhibit
Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q filed on October 29, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2000.)

Exhibit
Number
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.)

10.1	2011 Equity Incentive Plan Grants to the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2011.)

10.2	2011 Annual Base Salaries for the Company’s Executive Officers, effective as of February 28, 2011. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report of Form 8-K filed on March 7, 2011.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Indicates a management plan or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2011	QUIDEL CORPORATION
/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN M. RADAK
John M. Radak
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit
Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q filed on October 29, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2000.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.)

10.1	2011 Equity Incentive Plan Grants to the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2011.)

10.2	2011 Annual Base Salaries for the Company’s Executive Officers, effective as of February 28, 2011. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report of Form 8-K filed on March 7, 2011.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Indicates a management plan or compensatory plan or arrangement.