Form 10-Q
period 2011-06-30
QUIDEL CORP /DE/
filed 2011-08-03
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 29, 2011, 33,173,207 shares of common stock were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$65,296	$6,788
Accounts receivable, net	10,870	13,477
Inventories	15,236	17,707
Deferred tax asset—current	5,063	7,159
Income tax receivable	497	8,344
Prepaid expenses and other current assets	2,835	2,552

Total current assets	99,797	56,027
Property and equipment, net	31,941	31,755
Goodwill	71,013	71,013
Intangible assets, net	50,094	53,675
Other non-current assets	1,413	2,123

Total assets	$254,258	$214,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,630	$4,715
Accrued payroll and related expenses	4,655	3,013
Accrued royalties	1,727	2,262
Current portion of lease obligation	303	280
Other current liabilities	5,234	5,507

Total current liabilities	15,549	15,777
Long term debt	43,391	73,498
Lease obligation, net of current portion	6,117	6,276
Deferred tax liability—non-current	3,750	2,313
Income taxes payable	2,829	2,937
Other non-current liabilities	1,100	1,271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 33,175 and 28,514 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	33	29
Additional paid-in capital	171,011	109,802
Retained earnings	10,478	2,690

Total stockholders’ equity	181,522	112,521

Total liabilities and stockholders’ equity	$254,258	$214,593

See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenues	$27,509	$25,026	$87,104	$53,405
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1.7 million, $1.6 million, $3.3 million and $2.4 million, respectively)	12,540	12,237	32,583	24,871
Amortization of inventory fair value adjustment from acquisition	—	399	—	1,118

Total cost of sales (excludes amortization of intangible assets of $1.7 million, $1.6 million, $3.3 million and $2.4 million, respectively)	12,540	12,636	32,583	25,989
Research and development	6,450	6,349	14,264	12,624
Sales and marketing	6,254	6,272	12,509	12,271
General and administrative	5,593	4,792	11,352	9,033
Amortization of intangible assets from acquired businesses	1,631	1,467	3,263	2,119
Amortization of intangible assets from licensed technology	144	324	288	648
Business acquisition and integration costs, and restructuring charges	—	716	—	2,066

Total costs and expenses	32,612	32,556	74,259	64,750

Operating (loss) income	(5,103)	(7,530)	12,845	(11,345)
Other (expense) income
Interest income	57	11	109	180
Interest expense	(499)	(611)	(1,154)	(1,010)

Total other expense	(442)	(600)	(1,045)	(830)

(Loss) income before taxes	(5,545)	(8,130)	11,800	(12,175)
(Benefit) provision for income taxes	(1,885)	(5,663)	4,012	(7,191)

Net (loss) income	$(3,660)	$(2,467)	$7,788	$(4,984)

Basic (loss) earnings per share	$(0.11)	$(0.09)	$0.24	$(0.18)
Diluted (loss) earnings per share	$(0.11)	$(0.09)	$0.24	$(0.18)
Shares used in basic per share calculation	32,900	28,406	32,675	28,457
Shares used in diluted per share calculation	32,900	28,406	33,110	28,457
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six months ended
	June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$7,788	$(4,984)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and other	6,765	5,455
Gain on sale of assets	2	2
Stock-based compensation expense	3,685	2,625
Change in deferred tax assets and liabilities	3,533	(7,159)
Changes in assets and liabilities:
Accounts receivable	2,607	6,321
Inventories	2,471	209
Income tax receivable	7,847	840
Prepaid expenses and other current assets	(283)	110
Accounts payable	(1,241)	(1,461)
Accrued payroll and related expenses	1,635	(1,369)
Accrued royalties	(535)	(4,127)
Accrued income taxes payable	(108)	(6,151)
Other current and non-current liabilities	(437)	(4,368)

Net cash provided by (used for) operating activities	33,729	(14,057)

INVESTING ACTIVITIES:
Acquisitions of property and equipment	(2,956)	(2,325)
Purchase of business, net of cash acquired of $3.1 million	—	(128,093)
Proceeds from sale of marketable securities	—	3,999
Other assets	(28)	(225)

Net cash used for investing activities	(2,984)	(126,644)

FINANCING ACTIVITIES:
Payments on lease obligation	(136)	(100)
Purchases of common stock	(625)	(9,181)
Borrowing from line of credit	—	75,000
Payments on line of credit	(30,000)	—
Issuance of common stock, net of cancellations	58,815	878
Other	(291)	(68)

Net cash provided by financing activities	27,763	66,529

Net increase (decrease) in cash and cash equivalents	58,508	(74,172)
Cash and cash equivalents, beginning of period	6,788	89,003

Cash and cash equivalents, end of period	$65,296	$14,831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,154	$1,011

Cash paid during the period for income taxes	$120	$6,500

NON-CASH INVESTING ACTIVITIES:
Purchase of capital equipment by incurring current liabilities	$156	$436

See accompanying notes.

Quidel Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Quidel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, is unaudited. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K. Subsequent events have been evaluated up to and including the date these financial statements were issued.
     For 2011 and 2010, the Company’s fiscal year will or has ended on January 1, 2012 and January 2, 2011, respectively. For 2011 and 2010, the Company’s second quarter ended on July 3, 2011 and July 4, 2010, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and six month periods ended June 30, 2011 and 2010 both included 13 and 26 weeks, respectively.
Note 2. Comprehensive Income (Loss)
     Net income (loss) is equal to comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010, respectively.
Note 3. Computation of (Loss) Earnings Per Share
     Basic (loss) earnings per share was computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding, including vested restricted stock awards, during the period. Diluted earnings per share reflects the potential dilution that would occur if net earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested, time-based restricted stock awards. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested, time-based restricted stock awards. The Company has awarded restricted stock with both time-based as well as performance-based vesting provisions. Stock awards based on only performance conditions are not included in the calculation of basic or diluted earnings per share until the performance criteria are met. For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share, as their impact would be anti-dilutive. For periods in which the Company has earnings, out-of-the-money stock options (i.e., the average stock price during the period is below the exercise price of the stock option) are not included in diluted earnings per share as their effect would be anti-dilutive. For the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011 and 2010, 1.9 million, 2.8 million, 2.0 million, and 2.7 million shares were excluded from the calculation of diluted (loss) earnings per share as their effect was anti-dilutive, respectively.
     The following table reconciles the weighted-average shares used in computing basic and diluted (loss) earnings per share in the respective periods (in thousands):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2011	2010	2011	2010
Shares used in basic (loss) earnings per share (weighted-average common shares outstanding)	32,900	28,406	32,675	28,457
Effect of dilutive stock options and restricted stock awards	—	—	435	—

Shares used in diluted (loss) earnings per share calculation	32,900	28,406	33,110	28,457

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 4. Inventories
     Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$6,712	$7,262
Work-in-process (materials, labor and overhead)	4,619	5,375
Finished goods (materials, labor and overhead)	3,905	5,070

	$15,236	$17,707

Note 5. Other Current Liabilities
     Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accrued liability for technology licenses	$1,900	$2,300
Customer incentives	2,007	1,740
Current portion of note payable to state agency	212	211
Other	1,115	1,256

	$5,234	$5,507

Note 6. Income Taxes
     The Company’s effective tax rate for the six months ended June 30, 2011 and 2010 was 34.0% and 59.1%, respectively. The Company recognized tax expense of $4.0 million and a tax benefit of $7.2 million for the six months ended June 30, 2011 and 2010, respectively. The difference between the June 30, 2011 and June 30, 2010 effective tax rate is primarily due to the exclusion of the federal research and development tax credit and certain acquisition related non-deductible transaction costs during the first six months of 2010.
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
Note 7. Line of Credit
     The Company currently has a $120.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on October 8, 2013. The Senior Credit Facility bears interest for base rate loans at a rate equal to (i) the higher of (a) the lender’s prime rate and (b) the Federal funds rate plus one-half of one percent, plus (ii) the applicable rate, or for Eurodollar rate loans the interest rate is equal to (i) the Eurodollar rate, plus (ii) the applicable rate. The applicable rate is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 0.50% to 1.75% for base rate loans and from 1.50% to 2.75% for Eurodollar rate loans. The agreement governing the Senior Credit Facility is

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 7. Line of Credit (Continued)
subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The Company is also subject to financial covenants which include a funded debt to EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation and amortization) not to exceed 3 to 1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3.5 to 1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of June 30, 2011, the Company had $37.0 million available under the Senior Credit Facility. The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility and its funded debt to adjusted EBITDA ratio. At June 30, 2011, the Company had $42.0 million outstanding under the Senior Credit Facility which was borrowed in connection with the acquisition of Diagnostics Hybirds, Inc. (“DHI”). At June 30, 2011, the Company was in compliance with all covenants.
Note 8. Stockholders’ Equity
     In January 2011, the Company completed a public offering of 4.6 million shares of its common stock at $13.15 per share. The Company received proceeds, net of underwriting discounts and commissions, of $57.9 million ($12.43 per share) and incurred approximately $0.7 million in related offering expenses. The Company has and expects to continue to use the net proceeds of this offering for working capital and other general corporate purposes, which may potentially include the acquisition or development of new technology, the acquisition of diagnostic or related companies, products or businesses or the repayment of existing indebtedness.
     During the six months ended June 30, 2011, 204,113 shares of restricted stock were awarded, 11,051 shares of restricted stock were cancelled, 48,356 shares of common stock were issued due to the exercise of stock options and 26,928 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $0.6 million. Additionally, during the six months ended June 30, 2011, 42,423 shares of outstanding common stock were repurchased for approximately $0.6 million, which represent shares repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock awards during the six months ended June 30, 2011.

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 9. Stock-Based Compensation
     The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 was as follows (in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of sales	$0.2	$0.2	$0.3	$0.3
Research and development	0.2	0.1	0.4	0.3
Sales and marketing	0.1	0.1	0.1	0.2
General and administrative	1.4	1.0	2.9	1.8

	$1.9	$1.4	$3.7	$2.6

     Total compensation expense recognized for the three months ended June 30, 2011 and 2010 includes $1.2 million and $1.1 million related to stock options and $0.7 million and $0.3 million related to restricted stock, respectively. Total compensation expense recognized for the six months ended June 30, 2011 and 2010 includes $2.6 million and $2.0 million related to stock options and $1.1 million and $0.6 million related to restricted stock, respectively. As of June 30, 2011, total unrecognized compensation expense related to non-vested stock options was $5.5 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years. As of June 30, 2011, total unrecognized compensation expense related to non-vested restricted stock was $2.7 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and six months ended June 30, 2011 and 2010.
     The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Six months
	ended
	June 30,
	2011	2010
Expected option life (in years)	5.22	4.89
Volatility rate	0.47	0.52
Risk-free interest rate	2.10%	2.40%
Forfeiture rate	14.0%	15.5%
Dividend rate	0%	0%
     The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2011 and 2010 was $5.72 and $6.86, respectively. The grant date fair value of restricted stock is determined based on the closing market price of the Company’s common stock on the grant date.
Note 10. Industry and Geographic Information
     The Company operates in one reportable segment. Sales to customers outside the U.S. represented $9.2 million (11%) and $10.7 million (20%) of total revenue for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, balances due from foreign customers were $2.0 million and $1.5 million, respectively.

Quidel Corporation
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10. Industry and Geographic Information (Continued)
     The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Six months
	ended
	June 30,
	2011	2010
Customer:
A	15%	12%
B	12%	2%

	27%	14%

     As of June 30, 2011, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $2.4 million while, at December 31, 2010, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $3.2 million.
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
     In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company will amortize the lease obligation over this new term. The amount of the monthly rental payments remain the same under the amendment. In addition, the Company has the option to purchase the general partner’s interest in the partnership in January 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership in connection with the San Diego facility of approximately $0.5 million for each of the six months ended June 30, 2011 and 2010.
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
Future Uncertainties and Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the timing of onset, length and severity of cold and flu seasons, the level of success in executing on our strategic initiatives, our reliance on sales of our influenza diagnostic tests, uncertainty surrounding the detection of novel influenza viruses involving human specimens, our ability to develop new products and technology, adverse changes in the competitive and economic conditions in domestic and international markets, our reliance on and actions of our major distributors, technological changes and uncertainty with research and technology development, including any future molecular-based technology, the medical reimbursement system currently in place and future changes to that system, manufacturing and production delays or difficulties, adverse regulatory actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”), compliance with FDA and environmental regulations, our ability to meet unexpected increases in demand for our products, our ability to execute our growth strategy, including the integration of new companies or technologies, disruptions in the global capital and credit markets, our ability to hire key personnel, intellectual property, product liability, environmental or other litigation, potential required patent license fee payments not currently reflected in our costs, potential inadequacy of booked reserves and possible impairment of goodwill, and lower than anticipated acceptance, sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the upcoming fiscal year, including projections about our revenue, gross margins, expenses, and the effect the DHI acquisition will have on the seasonality of our business; projected capital expenditures for the upcoming fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; the future impact of deferred tax assets or liabilities; the expected vesting periods of unrecognized compensation expense; and our intention to maintain our emphasis on research and development and continue to evaluate technology and Company acquisition opportunities and the source of funds for such investments. The risks described under “Risk Factors” in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto beginning on page 3 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.
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
     In January 2011, we completed a public offering of 4.6 million shares of our common stock at $13.15 per share. We received proceeds, net of underwriting discounts and commissions, of $57.9 million ($12.43 per share) and incurred approximately $0.7 million in related offering expenses. We have and expect to continue to use the net proceeds of this offering for working capital and other general corporate purposes, which may potentially include the acquisition or development of new technology, the acquisition of diagnostic or related companies, products or businesses or the repayment of existing indebtedness.

Outlook
     We had a more normalized cold and flu season for the six months ended June 30, 2011, resulting in significant sales of our influenza, strep and respiratory products as compared to a lack of an influenza season in the first six months of 2010. We expect gross margins will trend higher year over year as a result of a more favorable product mix shift that includes higher influenza sales in fiscal year 2011 compared to fiscal year 2010, which was adversely impacted by the lack of an influenza season in the first quarter of 2010. The acquisition of DHI continues to build upon and diversify our revenue base and we expect the acquisition to lessen the effect of seasonality on our business quarter to quarter. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time continuing to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines and technologies, as well as company acquisitions.
Results of Operations
Three months ended June 30, 2011 compared to the three months ended June 30, 2010
Total Revenues
     The following table compares total revenues for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	For the three months
	ended June 30,		Increase (Decrease)
	2011	2010	$	%
Infectious disease net product sales	$15,249	$13,899	$1,350	10%
Women’s health net product sales	8,426	8,358	68	1%
Gastrointestinal disease net product sales	1,817	1,561	256	16%
Other net product sales	1,427	564	863	153%
Royalty, license fees and grant revenue	590	644	(54)	(8)%

Total revenues	$27,509	$25,026	$2,483	10%

     The increase in total revenues was primarily due to increased unit sales of our Group A strep products. In addition, we had higher unit sales of our veterinary products, largely due to the timing of orders.
     The revenue from our royalty, license fees and grant revenue category for all periods primarily relates to royalty payments earned on our patented technologies utilized by third parties.
Cost of Sales
     Cost of sales was $12.5 million, or 46% of total revenues for the three months ended June 30, 2011, compared to $12.6 million, or 50% of total revenues for the three months ended June 30, 2010. The absolute dollar decrease reflects acquisition related synergies for decreased material costs and freight rates associated with leveraging our combined volume, and reduced overhead costs and scrap at DHI. The decrease in cost of sales as a percentage of total revenue was primarily due to indirect cost leverage related to increased unit volume, the improved cost structure noted above, as well as the amortization of an inventory fair value adjustment for the three months ended June 30, 2010 associated with the acquisition of DHI.

Operating Expenses
     The following table compares operating expenses for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	For the three months
	ended June 30,
	2011		2010		Increase (Decrease)
		As a % of		As a % of
	Operating	total	Operating	total
	expenses	revenues	expenses	revenues	$	%
Research and development	$6,450	23%	$6,349	25%	$101	2%
Sales and marketing	6,254	23%	6,272	25%	(18)	0%
General and administrative	5,593	20%	4,792	19%	801	17%
Amortization of intangible assets from acquired businesses	1,631	6%	1,467	6%	164	11%
Amortization of intangible assets from licensed technology	144	1%	324	1%	(180)	(56)%
Business acquisition and integration costs, and restructuring charges	—	—	716	3%	(716)	(100)%
General and Administrative Expense
     The increase in general and administrative expenses is primarily due to accrued bonuses for the three months ended June 30, 2011 as compared to none for the prior year, and higher stock compensation expense related to two and three year cliff vesting occurring during the three months ended June 30, 2011.
Amortization of Intangible Assets from Acquired Businesses
     Amortization of intangible assets from acquired businesses consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisition of DHI.
Amortization of Intangible Assets from Licensed Technology
     Amortization of intangible assets from licensed technology consists primarily of expense associated with purchased technology.
Business Acquisition and Integration Costs, and Restructuring Charges
     We incurred $0.7 million in expenses in the second quarter of 2010 primarily related to professional fees for the DHI acquisition and integration activities.
Other Income (Expense)
     The increase in interest income is related to the increase in our average cash balance during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, partially offset by a decrease in the average interest rate. Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.
Income Taxes
     For the three months ended June 30, 2011 and June 30, 2010, our expected annual effective tax rate was 34.0% and 69.7%, respectively. We recognized a tax (benefit) expense of $(1.9) million and $5.7 million for the three months ended June 30, 2011 and 2010, respectively. The difference in the effective tax rate between June 30, 2011 and June 30, 2010 is primarily due to the exclusion of the federal research and development tax credit and certain acquisition related non-deductible transaction costs during the first quarter of 2010.
Six months ended June 30, 2011 compared to the six months ended June 30, 2010
Total Revenues
     During the first quarter of 2010, in connection with the acquisition of DHI, we changed our disease state classifications within our one reportable segment to better reflect current business activities and taking into account the products sold by DHI. The information for all prior periods presented has been restated to conform to the current presentation. The following table compares total revenues for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	For the six months
	ended June 30,		Increase (Decrease)
	2011	2010	$	%
Infectious disease net product sales	$62,898	$31,290	$31,608	101%
Women’s health net product sales	16,412	15,996	416	3%
Gastrointestinal disease net product sales	3,536	2,622	914	35%
Other net product sales	3,019	2,455	564	23%
Royalty, license fees and grant revenue	1,239	1,042	197	19%

Total revenues	$87,104	$53,405	$33,699	63%

     The increase in total revenues was primarily due to a more normalized cold and flu season in 2011 and the related increase in unit sales of our influenza and Group A strep products, as compared to the lack of an influenza season in the first quarter of 2010. Also, the first quarter 2011 includes a full quarter of revenues from the DHI acquisition compared to the first quarter of 2010 that does not include $5.7 million of DHI pre-acquisition revenues.
     The revenue from our royalty, license fees and grant revenue category for all periods primarily relate to royalty payments earned on our patented technologies utilized by third parties.
Cost of Sales
     Cost of sales increased 25% to $32.6 million, or 37% of total revenues for the six months ended June 30, 2011, compared to $26.0 million, or 49% of total revenues for the six months ended June 30, 2010. The absolute dollar increase in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 63% increase in total revenues. Partially offsetting this increase are acquisition related synergies including certain decreased material costs and freight rates associated with leveraging our combined volume, and reduced overhead costs and scrap at DHI. The decrease in cost of sales as a percentage of total revenue was primarily related to a more favorable product mix, as well as the improved cost structure noted above as well as the amortization of an inventory fair value adjustment for the six months ended June 30, 2010 associated with our acquisition of DHI.
Operating Expenses
     The following table compares operating expenses for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	For the six months
	ended June 30,
	2011		2010		Increase (Decrease)
		As a % of		As a % of
	Operating	total	Operating	total
	expenses	revenues	expenses	revenues	$	%
Research and development	$14,264	16%	$12,624	24%	$1,640	13%
Sales and marketing	12,509	14%	12,271	23%	238	2%
General and administrative	11,352	13%	9,033	17%	2,319	26%
Amortization of intangible assets from acquired businesses	3,263	4%	2,119	4%	1,144	54%
Amortization of intangible assets from licensed technology	288	0%	648	1%	(360)	(56)%
Business acquisition and integration costs, and restructuring charges	—	—	2,066	4%	(2,066)	(100)%
Research and Development Expense
     Research and development expense for the six months ended June 30, 2011 includes a full six months of expense from the DHI acquisition compared to the first quarter of 2010 that does not include $1.5 million of DHI pre-acquisition expenses.

Sales and Marketing Expense
     Sales and marketing expense for the six months ended June 30, 2011 includes a full six months of expense from the DHI acquisition compared to the first quarter of 2010 that does not include $0.5 million of DHI pre-acquisition expenses. Additionally, there is a decrease in the first quarter of 2011 of product promotions and market research, partially offset by higher overall compensation costs related to the contract sales organization directly tied to Thyretain sales efforts and increased product shipment costs associated with higher sales volume in 2011. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements and market research.
General and Administrative Expense
     General and administrative expense for six months ended June 30, 2011 includes a full six months of expense from the DHI acquisition compared to the first quarter of 2010 that does not include $0.7 million of DHI pre-acquisition expenses. There was also an increase in incentive and stock compensation in 2011.
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
Business Acquisition and Integration Costs, and Restructuring Charges
     We incurred $2.1 million in expenses for the six months ended June 30, 2010 primarily related to professional fees for the DHI acquisition and integration activities.
Other Income (Expense)
     The decrease in interest income is related to the decrease in the average interest rate and a decrease in our average cash balance during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.
Income Taxes
     The effective tax rate for the six months ended June 30, 2011 and 2010 was 34.0% and 59.1%, respectively. The Company recognized tax expense of $4.0 million and a tax benefit of $7.2 million for the six months ended June 30, 2011 and 2010, respectively. The difference between the June 30, 2011 and June 30, 2010 effective tax rate is primarily due to the exclusion of the federal research and development tax credit and certain acquisition related non-deductible transaction costs during the 2010 period.
Liquidity and Capital Resources
     As of June 30, 2011, our principal sources of liquidity consisted of $65.3 million in cash and cash equivalents, as well as $37.0 million available to us under our Senior Credit Facility. Our working capital as of June 30, 2011 was $84.2 million.
     Cash provided by operating activities was $33.7 million during the six months ended June 30, 2011. We had net earnings of $7.8 million, including non-cash charges of $10.5 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation. Other changes in operating assets and liabilities included a decrease in accounts receivable, inventory and income tax receivable of $2.6 million, $2.5 million and $7.8 million, respectively. The decrease in accounts receivable and inventory are related to the seasonal nature of our business, while the decrease in income tax receivable is due to a tax refund during the quarter.

     Our investing activities used $3.0 million during the six months ended June 30, 2011 related to the acquisition of production and scientific equipment, and building improvements.
     We are planning approximately $5.0 million in capital expenditures for the remainder of 2011. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, implement facility improvements, and for the purchase or development of information technology. We plan to fund these capital expenditures with cash flow from operations and other available sources of liquidity. We have $0.9 million in firm purchase commitments with respect to such planned capital expenditures as of the date of filing this report.
     Our financing activities generated $27.8 million of cash during the six months ended June 30, 2011. This was primarily related to proceeds from the sale of our common stock, partly offset by repayments made under the Senior Credit Facility, both occurring during the first quarter of 2011.
     Our $120.0 million Senior Credit Facility matures on October 8, 2013. The Senior Credit Facility bears interest for base rate loans at a rate equal to (i) the higher of (a) the lender’s prime rate and (b) the Federal funds rate plus one-half of one percent, plus (ii) the applicable rate, or for Eurodollar rate loans the interest rate is equal to (i) the Eurodollar rate, plus (ii) the applicable rate. The applicable rate is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 0.50% to 1.75% for base rate loans and from 1.50% to 2.75% for Eurodollar rate loans. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The terms of the Senior Credit Facility require us to comply with certain financial covenants which include a funded debt to EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation and amortization) not to exceed 3 to 1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3.5 to 1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of June 30, 2011, we had $37.0 million available under the Senior Credit Facility. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and our funded debt to adjusted EBITDA ratio. At June 30, 2011, we had $42.0 million outstanding under the Senior Credit Facility which was borrowed in connection with the acquisition of DHI. At June 30, 2011, we were in compliance with all covenants.
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
Off-Balance Sheet Arrangements
     At June 30, 2011, we did not have any relationships or other arrangements with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk
     The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. We had $42.0 million outstanding under our Senior Credit Facility at June 30, 2011. The weighted average interest rate on these borrowings is currently 2.5%. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $0.4 million. Based on our market risk sensitive instruments outstanding at June 30, 2011, we have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of such date.
     Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of June 30, 2011, our cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.
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
ITEM 4. Controls and Procedures
     Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2011:

				Approximate dollar
			Total number	value of shares that
			of shares purchased	may yet be
	Total number	Average	as part of publicly	purchased
	of shares	price paid	announced plans	under the plans or
Period	purchased (1)	per share	or programs	programs (2)
April	—	$—	—	$10,300,000
May	—	—	—	10,300,000
June	20,992	15.45	—	10,300,000

Total	20,992	$15.45	—	$10,300,000

(1)	We repurchased 20,992 shares of common stock in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended June 30, 2011.

(2)	In June 2005, we announced that our Board of Directors authorized us to repurchase up to $25.0 million in shares of our common stock under our stock repurchase program. In March 2007, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. In December 2008, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. In December 2009, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire on December 2, 2011 unless extended by our Board of Directors.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits

Exhibit
Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2000.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.)

10.1*(1)	Employment Offer Letter, dated May 9, 2011, between Quidel Corporation and Mark W. Smits.

10.2*(1)	Agreement Re: Change in Control, entered into on May 11, 2011, between Quidel Corporation and Mark W. Smits.

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

(1)	Indicates a management plan or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2011	QUIDEL CORPORATION
/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN M. RADAK
John M. Radak
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit
Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2000.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.)

10.1*(1)	Employment Offer Letter, dated May 9, 2011, between Quidel Corporation and Mark W. Smits.

10.2*(1)	Agreement Re: Change in Control, entered into on May 11, 2011, between Quidel Corporation and Mark W. Smits.

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

(1)	Indicates a management plan or compensatory plan or arrangement.