Form 10-Q
period 2011-09-30
QUIDEL CORP /DE/
filed 2011-10-27
CIK 353569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2011, 33,249,297 shares of common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.	Financial Statements

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value; unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$51,045	$6,788
Accounts receivable, net	17,305	13,477
Inventories	14,851	17,707
Deferred tax asset—current	6,034	7,159
Income tax receivable	77	8,344
Prepaid expenses and other current assets	3,529	2,552

Total current assets	92,841	56,027
Property and equipment, net	31,785	31,755
Goodwill	71,013	71,013
Intangible assets, net	76,210	53,675
Other non-current assets	1,434	2,123

Total assets	$273,283	$214,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,583	$4,715
Accrued payroll and related expenses	5,766	3,013
Accrued royalties	16,217	2,262
Current portion of lease obligation	316	280
Other current liabilities	7,034	5,507

Total current liabilities	33,916	15,777
Long term debt	43,337	73,498
Lease obligation, net of current portion	6,033	6,276
Deferred tax liability—non-current	3,715	2,313
Income taxes payable	2,937	2,937
Other non-current liabilities	1,015	1,271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 33,213 and 28,514 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	33	29
Additional paid-in capital	172,932	109,802
Retained earnings	9,365	2,690

Total stockholders’ equity	182,330	112,521

Total liabilities and stockholders’ equity	$273,283	$214,593

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Total revenues	$33,108	$28,225	$120,212	$81,630
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1,670, $1,662, $5,009 and $4,134, respectively)	14,996	12,807	47,579	37,678
Amortization of inventory fair value adjustment from acquisition	—	—	—	1,118

Total cost of sales (excludes amortization of intangible assets of $1,670, $1,662, $5,009 and $4,134, respectively)	14,996	12,807	47,579	38,796
Research and development	6,134	6,148	20,398	18,772
Sales and marketing	6,487	5,797	18,996	18,068
General and administrative	4,944	4,759	16,296	13,792
Amortization of intangible assets from acquired businesses and technology	1,791	1,948	5,342	4,715
Business acquisition and integration costs, and restructuring charges	—	115	—	2,181

Total costs and expenses	34,352	31,574	108,611	96,324

Operating (loss) income	(1,244)	(3,349)	11,601	(14,694)
Other (expense) income
Interest income	42	15	151	195
Interest expense	(485)	(645)	(1,639)	(1,655)

Total other expense	(443)	(630)	(1,488)	(1,460)

(Loss) income before taxes	(1,687)	(3,979)	10,113	(16,154)
(Benefit) provision for income taxes	(574)	1,882	3,438	(5,309)

Net (loss) income	$(1,113)	$(5,861)	$6,675	$(10,845)

Basic (loss) earnings per share	$(0.03)	$(0.21)	$0.20	$(0.38)
Diluted (loss) earnings per share	$(0.03)	$(0.21)	$0.20	$(0.38)
Shares used in basic per share calculation	33,019	28,183	32,833	28,362
Shares used in diluted per share calculation	33,019	28,183	33,189	28,362

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine months ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$6,675	$(10,845)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and other	12,063	8,779
Gain on sale of assets	8	2
Stock-based compensation expense	5,153	3,881
Change in deferred tax assets and liabilities	2,527	(947)
Changes in assets and liabilities:
Accounts receivable	(3,828)	3,694
Inventories	2,856	864
Income tax receivable	8,267	(1,306)
Prepaid expenses and other current assets	(977)	(243)
Accounts payable	(289)	(2,454)
Accrued payroll and related expenses	2,753	(1,689)
Accrued royalties	(1,858)	(3,877)
Accrued income taxes payable	—	(5,393)
Other current and non-current liabilities	521	(3,856)

Net cash provided by (used for) operating activities	33,871	(13,390)

INVESTING ACTIVITIES:
Acquisitions of property and equipment	(4,304)	(5,305)
Payment for licensed technology	(13,217)	(2,000)
Purchase of business, net of cash acquired of $3,150	—	(128,162)
Proceeds from sale of marketable securities	—	3,999
Other assets	(100)	65

Net cash used for investing activities	(17,621)	(131,403)

FINANCING ACTIVITIES:
Payments on lease obligation	(207)	(153)
Purchases of common stock	(625)	(9,181)
Borrowing from line of credit	—	75,000
Payments on line of credit	(30,000)	(3,000)
Issuance of common stock, net of cancellations	59,268	1,056
Other	(429)	(703)

Net cash provided by financing activities	28,007	63,019

Net increase (decrease) in cash and cash equivalents	44,257	(81,774)
Cash and cash equivalents, beginning of period	6,788	89,003

Cash and cash equivalents, end of period	$51,045	$7,229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,639	$1,655

Cash paid during the period for income taxes	$200	$6,952

NON-CASH INVESTING ACTIVITIES:
Purchase of capital equipment by incurring current liabilities	$157	$369

Purchase of licensed technology by incurring current liabilities	$16,563	$—

See accompanying notes.

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Quidel Corporation and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The information at September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, is unaudited. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K. Subsequent events have been evaluated up to and including the date these financial statements were issued.

For 2011 and 2010, the Company’s fiscal year will or has ended on January 1, 2012 and January 2, 2011, respectively. For 2011 and 2010, the Company’s third quarter ended on October 2, 2011 and October 3, 2010, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and nine month periods ended September 30, 2011 and 2010 both included 13 and 39 weeks, respectively.

Note 2. Comprehensive Income (Loss)

Net income (loss) is equal to comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010, respectively.

Note 3. Computation of (Loss) Earnings Per Share

Diluted net income per share is reported based on the more dilutive of the treasury stock or the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. The Company’s unvested restricted stock awards and certain unvested restricted stock units meet the definition of participating securities. Basic net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Stock options totaling 1.9 million for the nine months ended September 30, 2011 were not included in the computation of diluted earnings per share (“EPS”) as their effect was anti-dilutive. For the three months ended September 30, 2011 and the three and nine months ended September 30, 2010 there were no differences between the number of common shares used for the basic and diluted EPS computations as they were periods in which the Company incurred a net loss.

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. Computation of (Loss) Earnings Per Share (Continued)

The following table sets forth the computation of basic and diluted EPS for the nine months ended September 30, 2011 (in thousands, except per share amounts):

Basic net income per share:
Net income	$6,675
Less: income allocated to participating securities	(61)

Net income allocated to common stockholders	$6,614

Weighted average common shares outstanding — basic	32,833

Net income per share — basic	$0.20

Diluted net income per share:
Net income	$6,675
Less: income allocated to participating securities	(60)

Net income allocated to common stockholders	$6,615

Weighted average common shares outstanding — basic	32,833
Dilutive securities	356

Weighted average common shares outstanding — diluted	33,189

Net income per share — diluted	$0.20

Note 4. Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$5,547	$7,262
Work-in-process (materials, labor and overhead)	4,081	5,375
Finished goods (materials, labor and overhead)	5,223	5,070

	$14,851	$17,707

Note 5. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued liability for technology licenses	$2,450	$2,300
Customer incentives	2,112	1,740
Current portion of note payable to state agency	214	211
Other	2,258	1,256

	$7,034	$5,507

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 6. Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 was 34.0% and 32.9%, respectively. The Company recognized tax expense of $3.4 million and a tax benefit of $5.3 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2010, the income tax benefit includes a charge related to the re-valuation of the Company’s deferred tax assets due to a change in the statutory state tax rate. The difference between the September 30, 2011 and September 30, 2010 effective tax rate is primarily due to the exclusion of the federal research and development tax credit and certain acquisition related non-deductible transaction costs during the first nine months of 2010.

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

Note 7. Line of Credit

The Company currently has a $120.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on October 8, 2013. The Senior Credit Facility bears interest for base rate loans at a rate equal to (i) the higher of (a) the lender’s prime rate and (b) the Federal funds rate plus one-half of one percent, plus (ii) the applicable rate, or for Eurodollar rate loans the interest rate is equal to (i) the Eurodollar rate, plus (ii) the applicable rate. The applicable rate is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 0.50% to 1.75% for base rate loans and from 1.50% to 2.75% for Eurodollar rate loans. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The Company is also subject to financial covenants that include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation and amortization) not to exceed 3 to 1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3.5 to 1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of September 30, 2011, the Company had $52.7 million available under the Senior Credit Facility. The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility and its funded debt to adjusted EBITDA ratio. At September 30, 2011, the Company had $42.0 million outstanding under the Senior Credit Facility which was borrowed in connection with the acquisition of Diagnostics Hybrids, Inc. (“DHI”). At September 30, 2011, the Company was in compliance with all covenants.

During the third quarter of 2011, the Senior Credit Facility was amended for various matters, including amending the credit and security agreement to (i) permit investments in new foreign subsidiaries and (ii) allow certain indebtedness and liens related to the investments in new foreign subsidiaries.

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

During the nine months ended September 30, 2011, 207,532 shares of restricted stock were awarded, 12,842 shares of restricted stock were cancelled, 66,575 shares of common stock were issued due to the exercise of stock options and 48,529 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $1.0 million. Additionally, during the nine months ended September 30, 2011, 42,423 shares of outstanding common stock were repurchased for approximately $0.6 million, which represent shares repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock awards during the nine months ended September 30, 2011.

Note 9. Stock-Based Compensation

The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of sales	$0.1	$0.1	$0.4	$0.5
Research and development	0.3	0.2	0.7	0.4
Sales and marketing	0.2	0.1	0.3	0.3
General and administrative	0.9	0.9	3.8	2.7

	$1.5	$1.3	$5.2	$3.9

Total compensation expense recognized for the three months ended September 30, 2011 and 2010 includes $1.0 million and $1.0 million related to stock options and $0.5 million and $0.3 million related to restricted stock, respectively. Total compensation expense recognized for the nine months ended September 30, 2011 and 2010 includes $3.6 million and $3.0 million related to stock options and $1.6 million and $0.9 million related to restricted stock, respectively. As of September 30, 2011, total unrecognized compensation expense related to non-vested stock options was $4.8 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years. As of September 30, 2011, total unrecognized compensation expense related to non-vested restricted stock was $2.4 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and nine months ended September 30, 2011 and 2010.

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 9. Stock-Based Compensation (Continued)

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Nine months ended September 30,
	2011	2010
Expected option life (in years)	5.22	4.89
Volatility rate	0.47	0.52
Risk-free interest rate	2.05%	2.40%
Forfeiture rate	14.0%	15.5%
Dividend rate	0%	0%

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2011 and 2010 was $5.73 and $6.86, respectively. The grant date fair value of restricted stock is determined based on the closing market price of the Company’s common stock on the grant date.

Note 10. Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented $13.8 million (11%) and $13.9 million (17%) of total revenue for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, balances due from foreign customers were $2.7 million and $1.5 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Nine months ended September 30,
	2011	2010
Customer:
A	15%	11%
B	12%	6%

	27%	17%

As of September 30, 2011, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $7.3 million while, at December 31, 2010, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $3.2 million.

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 11. Licensed Technology

On September 27, 2011, the Company entered into the Second Amendment (the “Amendment”) to Quidel/Inverness Settlement Agreement dated April 27, 2005 (the “Agreement”), as amended by an Addendum dated June 19, 2006, with Alere Inc. (formerly known as Inverness Medical Innovations, Inc.) (“Alere”).

The Amendment, which is effective as of April 1, 2011, amends certain royalty and other provisions in the Agreement and enables the Company to “buy-down” and “buy-out” its future royalty obligation under the Agreement for payments totaling $29.5 million. Under the Amendment, the Company made an initial cash payment of $13.8 million to Alere in September 2011 in connection with a buy-down of the Company’s royalty obligations for the period beginning July 1, 2011. In addition, the Company expects to exercise its buy-out right for any remaining future royalty obligation by exercising the Royalty Termination Option (as defined in the Amendment) in January 2012, thereby terminating the Company’s obligation to pay future royalties under the Agreement in exchange for a fixed cash payment in the amount of $15.7 million less the sum of specified third and fourth quarter 2011 royalties, resulting in the Company receiving a fully paid up license effective January 1, 2012. In association with the Amendment, the Company has recorded $26.9 million as intangible assets, net and $15.7 million as accrued royalties as of September 30, 2011.

In conjunction with Financial Accountings Standards Board Accounting Standard Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), the Company assigned $28.8 million to the licensed technology and $0.7 million as a one-time charge to cost of sales. In determining the fair value allocation between the intangible asset licensed technology and the one-time charge to cost of sales, the Company assessed the past and estimated future revenue streams related to present and future products that use the patents that are subject to the Amendment. The effective life and related amortization of the licensed technology will be based on the higher of the percentage of usage or the straight-line method. This percentage of usage will be determined using the revenues generated from products covered by the patents that are subject to the Amendment. The terms of the Amendment provide for an estimated useful life of 3.5 years for this asset. The Company recorded $1.9 million of amortization expense in the three months ended September 30, 2011 included as a portion of cost of sales. As of September 30, 2011, the estimated future amortization expense associated with this intangible asset is $8.0 million, $8.0 million, $8.0 million, and $0.8 million for the years ending 2012, 2013, 2014, and 2015, respectively.

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

In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company will amortize the lease obligation over this new term. The amount of the monthly rental payments remain the same under the amendment. In addition, the Company has the option to purchase the general partner’s interest in the partnership in January 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership in connection with the San Diego facility of approximately $0.8 million for each of the nine months ended September 30, 2011 and 2010.

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 13. Fair Value Measurement

ASC Topic 820, Fair Value Measurements and Disclosures requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed by the Company in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The Company believes that the carrying amount of its line of credit approximates fair value because it has a variable interest rate that reflects market changes to interest rates and changes in the Company’s leverage ratio. The fair value of the Company’s cash equivalents is determined based on Level 1 inputs. The Company uses Level 2 inputs to determine the fair value of its line of credit.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.

Future Uncertainties and Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the timing of onset, length and severity of cold and flu seasons, the level of success in executing on our strategic initiatives, our reliance on sales of our influenza diagnostic tests, uncertainty surrounding the detection of novel influenza viruses involving human specimens, our ability to develop new products and technology, adverse changes in the competitive and economic conditions in domestic and international markets, our reliance on and actions of our major distributors, technological changes and uncertainty with research and technology development, including any future molecular-based technology, the medical reimbursement system currently in place and future changes to that system, manufacturing and production delays or difficulties, adverse regulatory actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”), compliance with FDA and environmental regulations, our ability to meet unexpected increases in demand for our products, our ability to execute our growth strategy, including the integration of new companies or technologies, disruptions in the global capital and credit markets, our ability to hire key personnel, intellectual property, product liability, environmental or other litigation, potential required patent license fee payments not currently reflected in our costs, potential inadequacy of booked reserves and possible impairment of goodwill, and lower than anticipated acceptance, sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the upcoming fiscal year, including projections about our revenue, gross margins, expenses, and the effect the DHI acquisition will have on the seasonality of our business; projected capital expenditures for the upcoming fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; the future impact of deferred tax assets or liabilities; our plans to use the funds from our 2011 stock offering for working capital; our intentions to exercise the buy-out right under the Alere Amendment; the expected vesting periods of unrecognized compensation expense; and our intention to maintain our emphasis on research and development and continue to evaluate technology and Company acquisition opportunities and the source of funds for such investments. The risks described under “Risk Factors” in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto beginning on page 3 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.

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

Recent Developments

On September 27, 2011, we entered into the Second Amendment (the “Amendment”) to Quidel/Inverness Settlement Agreement dated April 27, 2005 (the “Agreement”), as amended by an Addendum dated June 19, 2006, with Alere Inc. (formerly known as Inverness Medical Innovations, Inc.) (“Alere”).

The Amendment, which is effective as of April 1, 2011, amends certain royalty and other provisions in the Agreement and enables us to “buy-down” and “buy-out” its future royalty obligation under the Agreement for payments totaling $29.5 million. In September 2011, we made an initial cash payment of $13.8 million to Alere in connection with a buy-down of our royalty obligations for the period beginning July 1, 2011. In addition, we expect to exercise our buy-out right for any remaining future royalty obligation by exercising the Royalty Termination Option (as defined in the Amendment) in January 2012, thereby terminating our obligation to pay future royalties under the Agreement in exchange for a fixed cash payment in the amount of $15.7 million less the sum of specified third and fourth quarter 2011 royalties, resulting in us receiving a fully paid up license effective January 1, 2012.

Outlook

We had a more normalized cold and flu season for the first quarter of 2011, resulting in significant sales of our influenza, strep and respiratory products as compared to a lack of an influenza season in the first quarter of 2010. We expect gross margins will trend higher year over year as a result of a more favorable product mix shift that includes higher influenza sales in fiscal year 2011 compared to fiscal year 2010, which was adversely impacted by the lack of an influenza season in the first quarter of 2010. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time continuing to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines and technologies, as well as company acquisitions.

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Total Revenues

The following table compares total revenues for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	For the three months ended September 30,		Increase (Decrease)
	2011	2010	$	%
Infectious disease net product sales	$21,996	$16,188	$5,808	36%
Women’s health net product sales	8,145	8,717	(572)	(7)%
Gastrointestinal disease net product sales	1,719	1,661	58	3%
Other net product sales	689	946	(257)	(27)%
Royalty, license fees and grant revenue	559	713	(154)	(22)%

Total revenues	$33,108	$28,225	$4,883	17%

The increase in total revenues was primarily due to increased unit sales of our influenza products.

The revenue from our royalty, license fees and grant revenue category for all periods primarily relates to royalty payments earned on our patented technologies utilized by third parties.

Cost of Sales

Cost of sales was $15.0 million, or 45% of total revenues for the three months ended September 30, 2011, compared to $12.8 million, or 45% of total revenues for the three months ended September 30, 2010. The absolute dollar increase in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 17% increase in total revenues, the $0.7 million allocated to the Alere Amendment as discussed in Note 11, and $0.6 million additional inventory reserve associated with new product development.

Operating Expenses

The following table compares operating expenses for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	For the three months ended September 30,
	2011		2010		Increase (Decrease)
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	$	%
Research and development	$6,134	19%	$6,148	22%	$(14)	0%
Sales and marketing	6,487	20%	5,797	21%	690	12%
General and administrative	4,944	15%	4,759	17%	185	4%
Amortization of intangible assets from acquired businesses and technology	1,791	5%	1,948	7%	(157)	8%
Business acquisition and integration costs, and restructuring charges	—	—	115	0%	(115)	(100)%

Sales and Marketing Expense

Sales and marketing expense increased due to an increase in sales commissions associated with higher sales volume in the third quarter of 2011 compared to the third quarter of 2010. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements and market research.

General and Administrative Expense

The increase in general and administrative expenses is primarily due to increased legal and consulting expenditures associated with an increase in international business development activities.

Amortization of Intangible Assets from Acquired Businesses and Technology

Amortization of intangible assets from acquired businesses consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisition of DHI. Amortization of intangible assets from acquired technology consists primarily of expense associated with purchased technology.

Business Acquisition and Integration Costs, and Restructuring Charges

We incurred $0.1 million in expenses in the third quarter of 2010 primarily related to professional fees for the DHI acquisition and integration activities.

Other Income (Expense)

The increase in interest income is related to the increase in our average cash balance during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, partially offset by a decrease in the average interest rate. Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.

Income Taxes

As of the three months ended September 30, 2011 and September 30, 2010, our expected annual effective tax rate was 34.0% and 32.9%, respectively. We recognized a tax (benefit) expense of $(0.6) million and $1.9 million for the three months ended September 30, 2011 and 2010, respectively. During the three months ended September 30, 2010, we decreased our expected annual effective tax rate. Therefore, we reversed a portion of the tax benefit previously recorded for the six months ended June 30, 2010. The adjustment resulted in recognizing tax expense on a pre-tax loss, as opposed to a tax benefit, for the three months ended September 30, 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Total Revenues

The following table compares total revenues for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	For the nine months ended September 30,		Increase (Decrease)
	2011	2010	$	%
Infectious disease net product sales	$84,894	$47,478	$37,416	79%
Women’s health net product sales	24,556	24,714	(158)	(1)%
Gastrointestinal disease net product sales	5,254	4,283	971	23%
Other net product sales	3,708	3,400	308	9%
Royalty, license fees and grant revenue	1,800	1,755	45	3%

Total revenues	$120,212	$81,630	$38,582	47%

The increase in total revenues was primarily due to a more normalized cold and flu season in 2011 and the related increase in unit sales of our influenza and Group A strep products, as compared to the lack of an influenza season in 2010. Also, the first quarter 2011 includes a full quarter of revenues from the DHI acquisition compared to the first quarter of 2010 that does not include $5.7 million of DHI pre-acquisition revenues.

The revenue from our royalty, license fees and grant revenue category for all periods primarily relate to royalty payments earned on our patented technologies utilized by third parties.

Cost of Sales

Cost of sales increased 23% to $47.6 million, or 40% of total revenues for the nine months ended September 30, 2011, compared to $38.8 million, or 48% of total revenues for the nine months ended September 30, 2010. The absolute dollar increase in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 47% increase in total revenues, the $0.7 million allocated to the Alere Amendment as discussed in Note 11, and $0.6 million additional inventory reserve associated with new product development. Partially offsetting this increase are acquisition related synergies including certain decreased material costs and freight rates associated with leveraging our combined volume, and reduced overhead costs and scrap at DHI. The decrease in cost of sales as a percentage of total revenue was primarily due to a more favorable product mix, as well as the improved cost structure noted above as well as the amortization of an inventory fair value adjustment for the nine months ended September 30, 2010 associated with our acquisition of DHI.

Operating Expenses

The following table compares operating expenses for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	For the nine months ended September 30,
	2011		2010		Increase (Decrease)
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	$	%
Research and development	$20,398	17%	$18,772	23%	$1,626	9%
Sales and marketing	18,996	16%	18,068	22%	928	5%
General and administrative	16,296	14%	13,792	17%	2,504	18%
Amortization of intangible assets from acquired businesses and technology	5,342	4%	4,715	6%	627	13%
Business acquisition and integration costs, and restructuring charges	—	—	2,181	3%	(2,181)	(100)%

Research and Development Expense

Research and development expense for the nine months ended September 30, 2011 includes a full nine months of expense from the DHI acquisition compared to the first quarter of 2010 that does not include $1.5 million of DHI pre-acquisition expenses. In addition, there was an increase in costs for clinical studies and costs associated with the development of potential new technologies and with products under development.

Sales and Marketing Expense

Sales and marketing expense for the nine months ended September 30, 2011 includes a full nine months of expense from the DHI acquisition compared to the first quarter of 2010 that does not include $0.5 million of DHI pre-acquisition expenses. Additionally, sales and marketing expense increased due to an increase in sales commissions associated with higher sales volume in 2011 compared to 2010. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements and market research.

General and Administrative Expense

General and administrative expense for nine months ended September 30, 2011 includes a full nine months of expense from the DHI acquisition compared to the first quarter of 2010 that does not include $0.7 million of DHI pre-acquisition expenses. There was also an increase in employee incentive compensation in 2011.

Amortization of Intangible Assets from Acquired Businesses and Technology

Amortization of intangible assets from acquired businesses consists of customer relationships, purchased technology and patents and trademarks acquired in connection with the acquisition of DHI. Amortization of intangible assets from acquired technology consists primarily of expense associated with purchased technology.

Business Acquisition and Integration Costs, and Restructuring Charges

We incurred $2.2 million in expenses for the nine months ended September 30, 2010 primarily related to professional fees for the DHI acquisition and integration activities.

Other Income (Expense)

The decrease in interest income is primarily related to the decrease in the average interest rate during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.

Income Taxes

The effective tax rate for the nine months ended September 30, 2011 and 2010 was 34.0% and 32.9%, respectively. The Company recognized tax expense of $3.4 million and a tax benefit of $5.3 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2010, the income tax benefit includes a charge related to the re-valuation of our deferred tax assets due to a change in the statutory state tax rate. In addition, the difference between the September 30, 2011 and September 30, 2010 effective tax rate is due to the exclusion of the federal research and development tax credit and certain acquisition related non-deductible transaction costs during the 2010 period.

Liquidity and Capital Resources

As of September 30, 2011, our principal sources of liquidity consisted of $51.0 million in cash and cash equivalents, as well as $52.7 million available to us under our Senior Credit Facility. Our working capital as of September 30, 2011 was $58.9 million.

Cash provided by operating activities was $33.9 million during the nine months ended September 30, 2011. We had net earnings of $6.7 million, including non-cash charges of $17.2 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation. The most significant changes in operating assets and liabilities included an increase in accounts receivable of $3.8 million and decreases in inventories and income tax receivable of $2.9 million and $8.3 million, respectively. The increase in accounts receivable and the decrease in inventory are related to the seasonal nature of our business, while the decrease in income tax receivable is due to a tax refund received during the nine months ended September 30, 2011.

Our investing activities used $17.6 million during the nine months ended September 30, 2011 primarily related to the acquisition of licensed technology associated with the Alere Amendment as discussed in Note 11. In addition, the Company acquired production and scientific equipment, and building improvements during the nine months ended September 30, 2011.

We are planning approximately $2.7 million in capital expenditures for the remainder of 2011. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, implement facility improvements, and for the purchase or development of information technology. We plan to fund these capital expenditures with cash flow from operations and other available sources of liquidity. We have $0.2 million in firm purchase commitments with respect to such planned capital expenditures as of the date of filing this report.

Our financing activities generated $28.0 million of cash during the nine months ended September 30, 2011. This was primarily related to proceeds from the sale of our common stock, partly offset by repayments made under the Senior Credit Facility, both of which occurred during the first quarter of 2011.

Our $120.0 million Senior Credit Facility matures on October 8, 2013. The Senior Credit Facility bears interest for base rate loans at a rate equal to (i) the higher of (a) the lender’s prime rate and (b) the Federal funds rate plus one-half of one percent, plus (ii) the applicable rate, or for Eurodollar rate loans the interest rate is equal to (i) the Eurodollar rate, plus (ii) the applicable rate. The applicable rate is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 0.50% to 1.75% for base rate loans and from 1.50% to 2.75% for Eurodollar rate loans. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The terms of the Senior Credit Facility require us to comply with certain financial covenants that include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation and amortization) not to exceed 3 to 1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3.5 to 1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of September 30, 2011, we had $52.7 million available under the Senior Credit Facility. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and our funded debt to adjusted EBITDA ratio. At September 30, 2011, we had $42.0 million outstanding under the Senior Credit Facility which was borrowed in connection with the acquisition of DHI. At September 30, 2011, we were in compliance with all covenants.

During the third quarter of 2011, the Senior Credit Facility was amended for various matters, including amending the credit and security agreement to (i) permit investments in new foreign subsidiaries and (ii) allow certain indebtedness and liens related to the investments in new foreign subsidiaries.

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

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any relationships or other arrangements with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us beginning in fiscal year 2013, however, earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

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

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. Determining the fair values and useful lives of the intangible assets acquired in connection with the Alere Amendment described in Note 11 requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets, we used the discounted cash flow method in determining the value of licensed technology associated with the Alere Amendment. This method required significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates were required such as residual growth rates and discount factors. The estimates we used to value and amortize intangible assets were consistent with the plans and estimates that we use to manage our business and were based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. We had $42.0 million outstanding under our Senior Credit Facility at September 30, 2011. The weighted average interest rate on these borrowings is currently 2.5%. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $0.4 million. Based on our market risk sensitive instruments outstanding at September 30, 2011, we have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of such date.

Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of September 30, 2011, our cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.

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

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For a detailed description of our risk factors, refer to Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended September 30, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July	—	$—	—	$10,300,000
August	—	—	—	10,300,000
September	—	—	—	10,300,000

Total	—	$—	—	$10,300,000

(1)	In June 2005, we announced that our Board of Directors authorized us to repurchase up to $25.0 million in shares of our common stock under our stock repurchase program. In March 2007, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. In December 2008, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. In December 2009, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire on December 2, 2011 unless extended by our Board of Directors.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2000.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.)

10.1*	Third Amendment to Credit Agreement, dated as of September 21, 2011, by and among Quidel Corporation, the financial institutions listed on the signature pages thereof and Bank of America, N.A.

10.2	Second Amendment to Quidel/Inverness Settlement Agreement dated September 27, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2011.)

10.3(1)	Randall Steward Employment Offer Letter, dated as of September 12, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.)

10.4(1)

Agreement Re: Change in Control, dated as of September 19, 2011, between Quidel Corporation and Randall Steward. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.)

10.5(1)

Transition Agreement, dated as of October 18, 2011, between Quidel Corporation and John Radak. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.)

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

Date: October 26, 2011	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN M. RADAK
John M. Radak
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit Number

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2000.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

4.2	Amended and Restated Rights Agreement dated as of December 29, 2006 between Registrant and American Stock Transfer and Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.)

10.1*	Third Amendment to Credit Agreement, dated as of September 21, 2011, by and among Quidel Corporation, the financial institutions listed on the signature pages thereof and Bank of America, N.A.

10.2	Second Amendment to Quidel/Inverness Settlement Agreement dated September 27, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2011.)

10.3(1)	Randall Steward Employment Offer Letter, dated as of September 12, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.)

10.4(1)	Agreement Re: Change in Control, dated as of September 19, 2011, between Quidel Corporation and Randall Steward. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.)

10.5(1)	Transition Agreement, dated as of October 18, 2011, between Quidel Corporation and John Radak. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
(1)	Indicates a management plan or compensatory plan or arrangement.