Form 10-K
period 2011-12-31
QUIDEL CORP /DE/
filed 2012-03-05
CIK 353569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $393,471,860 based on the closing sale price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2012, 33,067,830 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(To the Extent Indicated Herein)

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2012 Annual Meeting of Stockholders (to be held on May 15, 2012) are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

A Warning About Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the timing of onset, length and severity of cold and flu seasons, the level of success in executing on our strategic initiatives, our reliance on sales of our influenza diagnostic tests, uncertainty surrounding the detection of novel influenza viruses involving human specimens, our ability to develop new products and technology, adverse changes in the competitive and economic conditions in domestic and international markets, our reliance on and actions of our major distributors, technological changes and uncertainty with research and technology development, including any future molecular-based technology, the medical reimbursement system currently in place and future changes to that system, manufacturing and production delays or difficulties, adverse regulatory actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”), compliance with FDA and environmental regulations, our ability to meet unexpected increases in demand for our products, our ability to execute our growth strategy, including the integration of new companies or technologies, disruptions in the global capital and credit markets, our ability to hire key personnel, intellectual property, product liability, environmental or other litigation, potential required patent license fee payments not currently reflected in our costs, potential inadequacy of booked reserves and possible impairment of goodwill, and lower than anticipated acceptance, sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Annual Report include, among others, statements concerning: our outlook for the upcoming fiscal year, including projections about our revenue, gross margins, expenses, effective tax rate and the effect the Diagnostic Hybrids, Inc. (“DHI”) acquisition will have on the seasonality of our business; projected capital expenditures for the upcoming fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; the future impact of deferred tax assets or liabilities; the expected vesting periods of unrecognized compensation expense; and our intention to continue to evaluate technology and Company acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Annual Report and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report. The following should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto beginning on page F-1 of this Annual Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.

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

We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1983. Since such time, our product base and technology platforms have expanded through internal development and acquisitions of other products, technologies and companies. Our diagnostic solutions aid in the detection and diagnosis of many critical diseases and other medical conditions, including infectious diseases, women’s health, autoimmune diseases, bone health, thyroid diseases, and fecal occult blood. In February 2010, we expanded our operations through the acquisition of DHI, a privately-held, in vitro diagnostics (“IVD”) company, based in Athens, Ohio. DHI is a market leader in the manufacturing and commercialization of FDA cleared direct fluorescent IVD assays used in hospitals and reference laboratories for a variety of diseases, including certain viral infections and thyroid diseases.

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

Business Strategy

Our primary objective is to build a broader-based diagnostic company, with products in market segments in which we have significant expertise and know-how, and realize increased shareholder value.

Our diagnostic testing solutions are designed to provide specialized results that serve a range of customers, by addressing varying requirements of reduced cost, increased test accuracy and reduced time to result, thus creating a diagnostic continuum in the IVD market. Our current approach to address this diagnostic continuum relative to our strategy is comprised of three parts:

•	lateral flow immunoassay tests;

•	direct fluorescent assays (“DFA”) and culture-based tests; and

•	molecular diagnostic tests.

Our strategy to accomplish our primary objective includes the following:

•	leveraging our current infrastructure to develop and launch new lateral flow and DFA products such as the SofiaTM Analyzer approved by the FDA in October 2011;

•	developing a molecular diagnostics franchise; and

•	strengthening our position with distribution partners and our customers to gain more emphasis on our products in the U.S. and abroad.

Our current initiatives to execute this strategy include the following:

•	continue to focus our research and development efforts on three areas:

•	new proprietary product platform development,

•	the creation of improved products and new products for existing markets and unmet clinical needs, and

•	pursuit of collaborations with other companies for new and existing products and markets that advance our differentiated strategy;

•	provide clinicians with validated studies that encompass the clinical efficacy and economic efficiency of our diagnostic tests for the professional market;

•	continue to focus on strengthening our market and brand leadership in infectious diseases and women’s health by acquiring and/or developing and introducing clinically superior diagnostic solutions;

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

•

further refine our manufacturing efficiencies and productivity improvements to improve profit, with continued focus on profitable products and markets and our effort to create a core competency in new product development.

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

Decentralized POC market

Point-of-care (“POC”) testing for certain diseases has become an accepted adjunct to central laboratory and self-testing. The professional POC market is comprised of two general segments: decentralized testing in non-institutional settings, such as physicians’ offices, and hospital testing (e.g., emergency rooms and bedside).

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

This decentralized POC market encompasses a large variety of IVD products ranging from moderate-sized instrumented diagnostic systems serving larger group practices to single-use, disposable tests. We believe POC testing is increasing due to its clinical benefit, fast results, cost-effectiveness and patient satisfaction.

We believe that the growth in POC testing is in part due to evolving technological improvements creating high quality tests with laboratory accuracy and POC ease-of-use, some of which are capable of being granted a waiver under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”).

Products

We provide diagnostic testing solutions under various brand names, including, among others, the following: QuickVue®, QuickVue+®, Quidel®, MicroVueTM, FreshCellsTM , D3 FastPointTM, Super E-MixTM, ELVIS®, SofiaTM , Quidel® Molecular, and Thyretain®. Our diagnostic testing solutions address the following medical and wellness categories:

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

Herpes and Herpes Family. Our proprietary engineered cell culture system, ELVIS® HSV, is an FDA cleared and highly sensitive system for the isolation and detection of Herpes Simplex Virus (“HSV”) types 1 and 2. Herpes is a widespread sexually transmitted infection with a HSV 2 prevalence rate of 16% of the population according to the Centers for Disease Control (“CDC”). We also provide a multiplex cell culture solution using a propriety cell platform called H&V-Mix TM that is used to isolate HSV, Varicella Zoster Virus and Cytomegalovirus, all in the herpes family of viruses. Antibody detection and identification of each of these viruses can be performed with FDA cleared antibody products provided under the D3® DFA brand.

SofiaTM Analyzer. In late 2011, we received 510(k) clearance from the FDA and the European Conformity Mark (“CE Mark”) in Europe for the sale of the SofiaTM Analyzer and the SofiaTM Influenza A+B Fluorescent Immunoassay (“FIA”) test. We also received the CE Mark in Europe for the SofiaTM Strep A FIA test. SofiaTM is the brand name for our next generation immunoassay system. The easy-to-use SofiaTM Analyzer, SofiaTM Influenza A+B FIA test, and SofiaTM Strep A FIA test combine unique software and fluorescent chemistry to yield an automatic, objective result that is readily available on the instrument’s screen, in a hard-copy printout, and in a transmissible electronic form that can network via a lab information system (“LIS”) to hospital and medical center databases. The SofiaTM FIA test employs advanced lateral flow and immunofluorescence technologies to provide enhanced clinical sensitivity for Influenza A and B and Strep A. The SofiaTM Analyzer provides for different operational modes to accommodate both small and large laboratories as well as other features designed to facilitate use in a variety of healthcare settings, including hospitals, medical centers, and small clinics. These features help ensure a reliable, objective, rapid and accurate diagnostic result.

Molecular. In 2011, we received 510(k) clearance and the CE Mark for the sale of the Quidel® Molecular Influenza A+B Real-Time RT-PCR Assay and the Quidel® Molecular hMPV Assay. These assays are the first of several planned Quidel® Molecular Real-Time PCR Assays that provide important benefits to the customer, including, among others, room temperature storage, reduced process time, and ready-to-use reagent configurations. FDA clearance and the CE Mark allowed for the launch of the open box molecular platform in time for the influenza season in the U.S. and Europe.

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

Gastrointestinal Diseases

Immunoassay fecal occult blood. Our QuickVue® test is a rapid, fecal immunochemical test (“FIT”) intended to detect the presence of blood in stool specimens. Blood in the stool is an indication of a number of gastrointestinal disorders, including colorectal cancer. We launched our first FIT test in late December 2005.

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

Seasonality

Sales of our infectious disease products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our infectious disease products have varied from year to year based in large part on the severity, length and timing of the onset of the cold and flu season. For the years ended December 31, 2011, 2010 and 2009, sales of our infectious disease products accounted for 71%, 61% and 78%, respectively, of total revenue.

Research and Development

We continue to focus our research and development efforts on three areas:

•	new proprietary product platform development,

•	the creation of improved products and new products for existing markets and unmet clinical needs, and

•	pursuit of collaborations with other companies for new and existing products and markets that advance our differentiated strategy.

Research and development expenses were approximately $26.3 million, $23.7 million and $12.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We anticipate that we will continue to devote a significant amount of financial resources to product and technology research and development for the foreseeable future.

Marketing and Distribution

Our business strategy is designed around serving the continuum of healthcare delivery needs starting with the POC clinicians located in small doctor’s office practices to moderately complex physician office laboratories (“POL”) through the highly complex environment in hospital and clinical reference laboratories.

Within the inherent operational diversity of these various segments, we focus on ensuring market leadership and providing points of differentiation by specializing in the diagnosis and monitoring of selected disease states. Our marketing strategy includes ensuring that our key product portfolios are supported by clinical validation and health economic and outcomes research that show hospitals, laboratories, acute care facilities and POC clinicians that these tests deliver fast, high quality results, are cost-effective to use, and improve patient outcomes.

Our distribution strategy needs to accommodate the fact that, the U.S. POC market is highly fragmented, with many small or medium-sized customers. A network of national and regional distributors is utilized, combined with our own sales force, to reach customers using POC diagnostic tests. We have developed priority status with several of the major distributors in the U.S., resulting in many of our products having preferred product status with these distributors.

The sales, distribution and service of our highly complex diagnostic tests are controlled exclusively by us. Since the acquisition of DHI and the integration of the hospital sales forces of the two companies, laboratory end-users in hospitals and clinical reference laboratories utilizing our highly complex diagnostic tests are reached through our own direct sales force and technical support services that have specialized training and understanding of the product portfolio.

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

During 2011, we continued to invest in several key areas: support for clinical research and expanding our communications through promotional campaigns, peer-reviewed technical publications, professional shows and exhibits, symposia, medical education and support of health economics and outcomes research.

We derive a significant portion of our total revenue from a relatively small number of distributors. Four of our distributors, which are considered to be among the market leaders, collectively accounted for approximately 40%, 31% and 52% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We had sales to two distributors for whom sales exceeded 10% of total revenue for the year ended December 31, 2011. The distributors were Cardinal Healthcare Corporation and Physician Sales and Services Corporation.

See Note 7. “Industry and Geographic Information” in the Notes to Consolidated Financial Statements included in this Annual Report.

Manufacturing

In 2011, we had manufacturing operations in San Diego and Santa Clara, California and Athens, Ohio. The San Diego facility produces our lateral flow, immunoassay products. The Santa Clara facility manufactures our microtiter plate products and our molecular products. The Athens facility manufactures our cell cultures and monoclonal antibody kits.

The San Diego facility consists of laboratories devoted to tissue culture, cell culture, protein purification and immunochemistry and production areas dedicated to manufacturing and assembly. In the manufacturing process, biological and chemical supplies and equipment are used. Since the year 2000, the San Diego and Santa Clara facilities have operated under a Quality Management System certified to the International Organization for Standardization (“ISO”) 9001 certification. During 2005, we became certified to the ISO 13485:2003 Regulatory Standard as required for medical device manufacturers distributing product within the European Union and other countries. Many of the lateral flow and immunoassay products manufactured in our San Diego, California facility are packaged and shipped by a local third party.

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

Our initial focus for obtaining marketing approval outside the U.S. is typically the European Union (the “EU”) and Japan. EU Regulations and Directives generally classify health care products either as medicinal products, medical devices or in vitro diagnostics. The CE Mark certification requires us to receive ISO certification for the manufacture of our products. This certification comes only after the development of an all-inclusive quality system, which is reviewed for compliance with ISO standards by a licensed body working within the EU. After certification is received, a technical file is developed which attests to the product’s compliance with EU directive 98/79/EC for in vitro diagnostic medical devices. Only after this point is the product CE marked. The Japanese regulations require registration of in vitro diagnostic products with the Japanese Ministry of Health, Labor and Welfare. Additional clinical trials are typically required for registration purposes. For products marketed in Canada, we have our independent party certification under the Canadian Medical Device Regulation.

Intellectual Property

The healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for commercially relevant technologies, devices, products and processes. We and other companies engaged in research and development of new diagnostic products actively pursue patents for technologies that are considered novel and patentable. However, important factors, many of which are not within our control, can affect whether and to what extent patent protection in the U.S. and in other important markets worldwide is obtained. By way of example, the speed, accuracy and consistency in application of the law in a patent office within any particular jurisdiction is beyond our control and can be unpredictable. The resolution of issues such as these and their effect upon our long-term success is likewise indeterminable. We have issued patents, both in the U.S. and internationally, with expiration dates ranging from the present through approximately 2028 and have patent applications pending throughout the world.

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

Under many of our contractual agreements, we have agreed to indemnify the contracting party against costs and liabilities arising out of any patent infringement claims and other intellectual property claims asserted by a third party relating to products sold under those agreements.

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

Many of our current and prospective commercial competitors, including several large pharmaceutical and diversified healthcare companies, have substantially greater financial, marketing and other resources than we have. These competitors include, among others, Alere Inc. (“Alere”), Beckman Coulter Primary Care Diagnostics (“Beckman”), Fisher Scientific Corporation (“Fisher”), Sekisui Medical Co., LTD. (“Sekisui”), Becton Dickinson and Company (“Becton”), Meridian Bioscience, Inc. (“Meridian”) and Chemicon International, Inc. (“Chemicon”). We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. Competition may also be provided from large, medium and small development companies whose portfolio and technologies are dedicated to the development of molecular diagnostics in areas of infectious diseases in which we currently have relevant market share.

Human Resources

As of December 31, 2011, we had 488 employees, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Executive Officers of Quidel Corporation

The names, ages and positions of all executive officers as of December 31, 2011 are listed below, followed by a brief account of their business experience. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Douglas C. Bryant, 54, was named President, Chief Executive Officer and a member of the Board of Directors in February 2009. Mr. Bryant’s appointment as President and Chief Executive Officer was effective on March 1, 2009. Prior to joining us, Mr. Bryant served as Executive Vice President and Chief Operating Officer at Luminex Corporation, managing its Bioscience Group, Luminex Molecular Diagnostics (Toronto), manufacturing, R&D, technical operations, and commercial operations. From 1983 to 2007, Mr. Bryant held various worldwide commercial operations positions with Abbott Laboratories including, among others: Vice President of Abbott Vascular for Asia/Japan, Vice President of Abbott Molecular Global Commercial Operations and Vice President of Abbott Diagnostics Global Commercial Operations. Earlier in his career with Abbott, Mr. Bryant was Vice President of Diagnostic Operations in Europe, the Middle East and Africa, and Vice President of Diagnostic Operations Asia Pacific. Mr. Bryant has over 25 years of industry experience in sales and marketing, product development, manufacturing and service and support in both the diagnostics and life sciences markets. Mr. Bryant holds a B.A. in Economics from the University of California at Davis.

Randall J. Steward, 57, became our Chief Financial Officer on October 31, 2011. Prior to joining us, Mr. Steward served as the Chief Financial Officer for Navilyst Medical, Inc, a medical device company based in Massachusetts. From 2008 to January 2011, Mr. Steward served as Chief Operating Officer for SeQual Technologies, Inc., a San Diego-based medical device company, where he was responsible for all aspects of engineering, manufacturing, finance, and information Systems. Prior to SeQual Technologies, Mr. Steward spent 11 years with Spectrum Brands as Executive Vice President and Chief Financial Officer. Mr. Steward holds a B.B.A. in Accounting from Southern Methodist University. He is also a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Timothy T. Stenzel, M.D., Ph.D., 50, became our Chief Scientific Officer in September 2009. Prior to joining us, Dr. Stenzel was Vice President and Chief Medical Officer since 2007 for Asuragen Inc (Austin, TX). Dr. Stenzel has also held senior positions at Abbott Laboratories from 2003 to 2007 and Duke University from 1997 to 2003, where he established Duke’s molecular laboratory capabilities. Dr. Stenzel received his M.D. and Ph.D. from Duke University and a B.A. in Chemistry from Grinnell College.

Robert J. Bujarski, J.D., 43, rejoined us as our Senior Vice President, General Counsel and Corporate Secretary in June 2008 and in 2010 became our Senior Vice President, Business Development, General Counsel and Corporate Secretary. Mr. Bujarski previously served as our Senior Vice President, General Counsel and Corporate Secretary from March 2007 through March 2008. From July 2005 to March 2007, he was our General Counsel and Vice President. Mr. Bujarski was an associate attorney with the law firm of Gibson, Dunn & Crutcher LLP in its transactions practice group from October 2001 to July 2005. Mr. Bujarski received his B.A. degree in 1991 and his law degree in 2001 from the University of Arizona.

Mark W. Smits, 54, has served as Senior Vice President of Commercial Operations since May 2011. From August 2010 to May 2011 Mr. Smits served as Vice President of Sales and Marketing for Neogenomics, a provider of cancer-focused testing laboratories. From October 2008 to August 2010, Mr. Smits was Vice President of Marketing and Business Development for Fisher HealthCare, Inc., a division of Thermo Fisher Scientific, Inc. which is a supplier of analytical instruments, laboratory equipment, software, services, consumables and reagents. Mr. Smits led the sourcing and business development efforts for Fisher HealthCare. Prior to Fisher HeatlthCare, Mr. Smits spent 25 years with Abbott Diagnostics, which offers instrument systems and tests for hospitals, reference labs, blood banks, physician offices, and clinics, serving in several different roles including, from October 2002 until September 2008, Divisional Vice President, Western United States Commercial Operations, where he led an organization of 250 people to provide sales, service and support to customers. Mr. Smits received his B.S. from Texas A&M University.

Scot M. McLeod, 47, has been our Senior Vice President, Operations since July 2007. Mr. McLeod previously served as the Company’s Vice President, Operations from 2001 to July 2007. Mr. McLeod first joined the Company in 1997 as Director of Production and has held various management operations positions with the Company throughout his 14 years of service. Mr. McLeod has over 20 years experience in operations and a diverse manufacturing background in both domestic and international environments. Mr. McLeod spent five years with an overseas manufacturer of computer peripherals. Prior to joining Quidel, Mr. McLeod held various positions in operations and quality with Medtronic Interventional Vascular, Hybritech Inc., ALCOA and Information Magnetics Corporation. Mr. McLeod has his B.S. in Chemical Engineering from the University of New Hampshire.

John D. Tamerius, Ph.D., 66, has been our Senior Vice President, Clinical/Regulatory Affairs since November 2008. Dr. Tamerius previously served as the Company’s Vice President, Clinical/Regulatory Affairs from 2005 to November 2008. Dr. Tamerius has held a variety of positions with us including, among others: Vice President for Research and Development and General Manager of the Company’s Special Products Group. Dr. Tamerius joined the Company in 1983 with the acquisition of Cytotech, Inc. where he served as President. Dr. Tamerius was previously a research associate at Scripps Clinic and Research Foundation. Dr. Tamerius performed postdoctoral research in tumor immunology at the Fred Hutchinson Cancer Center in Seattle and was awarded a Bachelor of Science, Master of Science, and Doctor of Philosophy in Microbiology and Immunology, all from the University of Washington.

Item 1A. Risk Factors

Risks Related to Our Business

Our operating results may fluctuate adversely as a result of many factors that are outside our control.

Fluctuations in our operating results, for any reason, could cause our growth or operating results to fall below the expectations of investors and securities analysts. For the year ended December 31, 2011, total revenue increased 40% to $158.6 million from $113.3 million for the year ended December 31, 2010. The increase in total revenues was primarily due to a more normalized cold and flu season in 2011 and the related increase in sales of our influenza products, as compared to the lack of an influenza season in 2010. Additionally, the increase was due to the first quarter of 2011 including a full quarter of revenues from the DHI acquisition compared to the first quarter of 2010 that does not include $5.7 million of DHI pre-acquisition revenues and increased revenues from our Strep A products. For further discussion of this increase, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this Annual Report.

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

•

changes in sales levels because a significant portion of our costs are fixed costs, relatively higher sales would be expected to increase profitability, while relatively lower sales would not reduce costs by the same proportion, and could cause operating losses;

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

Our competitive position is heavily dependent on obtaining and protecting our own proprietary technology or obtaining licenses from others. Our ability to obtain patents and licenses, and their benefits, is uncertain. We have issued patents both in the U.S. and internationally, with expiration dates ranging from the present through approximately 2028. Additionally, we have patent applications pending in various foreign jurisdictions. These pending patent applications may not result in the issuance of any patents, or if issued, may not have priority over others’ applications or may not offer meaningful protection against competitors with similar technology or may not otherwise provide commercial value. Moreover, any patents issued to us may be challenged, invalidated, found unenforceable or circumvented in the future. In addition to our patents in the U.S., we have patents issued in various other countries including, Australia, Canada, Japan and various European countries, including France, Germany, Italy, Spain and the United Kingdom. Third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We also license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use or might not be able to enforce the license restrictions in a cost-effective manner. In the future, we expect that we will require or desire additional licenses from other parties in order to refine our products further and to allow us to develop, manufacture and market commercially viable or superior products. Also, we may not be able to obtain licenses for technology patented by others and required to produce our products on commercially reasonable terms.

To protect or enforce our patent rights, it may be necessary for us to initiate patent litigation proceedings against third parties, such as infringement suits or interference proceedings. These lawsuits would be expensive, take significant time and would divert management’s attention from other business concerns. In the event that we seek to enforce any of our patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly, and our patent applications at risk of not being issued. Further, these lawsuits may provoke the defendants to assert claims against us. If we pursue any such claim, we cannot assure you that we will prevail in any of such suits or proceedings or that the damages or other remedies awarded to us, if any, will be economically valuable.

In addition to our patents, we rely on confidentiality agreements and other similar arrangements with our employees and other persons who have access to our proprietary and confidential information, together with trade secrets and other common law rights, to protect our proprietary and confidential technology. These agreements and laws may not provide meaningful protection for our proprietary technology in the event of unauthorized use or disclosure of such information or in the event that our competitors independently develop technologies that are substantially equivalent or superior to ours. Moreover, the laws of some foreign jurisdictions may not protect intellectual property rights to the same extent as those in the U.S. In the event of unauthorized use or disclosure of such information, if we encounter difficulties or are otherwise unable to effectively protect our intellectual property rights domestically or in foreign jurisdictions, our business, operating results and financial condition could be materially and adversely affected.

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

As a result of any number of risk factors identified in this Annual Report, no assurance can be given that we will be successful in implementing our operational, growth and other strategic efforts. In addition, the funds for our strategic development projects have in the past come primarily from our business operations and a working capital line of credit. If our business slows and we become less profitable, and as a result have less money available to fund research and development, we will have to decide at that time which programs to reduce or eliminate, and by how much. Similarly, if adequate financial, personnel, equipment or other resources are not available, we may be required to delay or scale back our strategic efforts. Our operations will be adversely affected if our total revenue and gross profits do not correspondingly increase or if our technology, product and market development efforts are unsuccessful or delayed. Furthermore, our failure to successfully introduce new technologies or products and develop new markets could have a material adverse effect on our business and prospects.

We rely on a limited number of key distributors which account for a substantial majority of our total revenue. The loss of any key distributor or an unsuccessful effort by us to directly distribute our products could lead to reduced sales.

Although we have many distributor relationships in the U.S., the market is dominated by a small number of these distributors. Four of our distributors, which are considered to be among the market leaders, collectively accounted for approximately 40%, 31% and 52% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We had sales to two distributors for whom sales exceeded 10% of total revenue for the year ended December 31, 2011. In addition, we rely on a few key distributors for a majority of our international sales, and expect to continue to do so for the foreseeable future. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives were timely found or lost sales to one distributor are absorbed by another distributor. Finding a suitable alternative to a lost or terminated distributor may pose challenges in our industry’s competitive environment, and another suitable distributor may not be found on satisfactory terms, if at all. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If total revenue to these or any of our other significant distributors were to decrease in any material amount in the future or we are not successful in timely transitioning business to new distributors, our business, operating results and financial condition could be materially and adversely affected.

Our operating results are heavily dependent on sales of our influenza diagnostic tests.

Although we continue to diversify our products, a significant percentage of our total revenues still continue to come from a limited number of our product families. In particular, revenues from the sale of our influenza tests represent a significant portion of our total revenues and are expected to remain so in at least the near future. In addition, the gross margins derived from sales of our influenza tests are significantly higher than the gross margins from our other core products. As a result, if sales or revenues of our influenza tests decline for any reason—whether as a result of market share loss or price pressure, obsolescence, a mild flu season, regulatory matters or any other reason—our operating results would be materially and adversely affected on a disproportionate basis. For the years ended December 31, 2011, 2010 and 2009, sales of our infectious disease products (including influenza test sales) accounted for 71%, 61% and 78%, respectively, of total revenue.

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

As a general matter, our involvement in litigation or in any claims to determine proprietary rights, as may arise from time to time, could materially and adversely affect our business, financial condition and results of operations for reasons such as:

•	pending litigation may of itself cause our distributors or end-users to reduce or terminate purchases of our products;

•	it may consume a substantial portion of our managerial and financial resources;

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

Even if licenses to intellectual property rights are available, they can be costly. We have entered into various licensing agreements, which largely require payments based on specified product sales as well as the achievement of specific milestones. Royalty expenses under these licensing agreements collectively totaled $11.3 million, $7.8 million and $13.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Expenses relating to licensing arrangements totaled $2.1 million, $0.7 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. We believe we will continue to incur substantial royalty expenses relating to future sales of our products and the achievement of specific milestones.

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

We currently have a $120.0 million senior secured syndicated credit facility (“Senior Credit Facility”), which matures on October 8, 2013. The Senior Credit Facility bears interest at the lower of either the Eurodollar rate or base rate. The Eurodollar rate is equal to the Eurodollar rate plus the applicable rate, and the base rate is equal to the higher of the federal funds rate plus one-half of one percent plus the applicable rate, or the lenders prime rate. The applicable rate is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 1.50% to 2.75% for Eurodollar rate loans and from 0.50% to 1.75% for base rate loans. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The terms of the Senior Credit Facility require us to comply with certain financial covenants that include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation and amortization) not to exceed 3 to 1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3.5 to 1 as of the end of each fiscal quarter. If we fail to comply with these restrictions or covenants, our Senior Credit Facility could become due and payable prior to maturity. As of December 31, 2011 we were in compliance with all financial covenants.

We may incur significant additional indebtedness. Our indebtedness could be costly or have adverse consequences.

We may incur significant additional indebtedness, subject to the restrictions in our Senior Credit Facility. As of December 31, 2011, we had $42.0 million outstanding under our $120.0 million Senior Credit Facility. Our borrowing capacity can fluctuate from time to time due to, among other factors, our funded debt to adjusted EBITDA ratio as and when measured under the Senior Credit Facility.

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

The global capital and credit markets recently experienced a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. These conditions could adversely affect the demand for our products and services and, therefore, reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit our access to capital, and may also negatively affect our customers’ and our suppliers’ ability to obtain credit to finance their businesses. As a result, our customers’ needs and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms or reduce or terminate production of products they supply to us. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our earnings and cash flow. Additionally, both state and federal government sponsored and private payers, as a result of budget deficits or reductions, may seek to reduce their health care expenditures by renegotiating their contracts with us. Any reduction in payments by such government sponsored or private payers may adversely affect our earnings and cash flow. Declining economic conditions may also increase our costs. If economic conditions remain volatile, our results of operations or financial condition could be adversely affected.

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

Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include modifications to existing legislation, such as U.S. tax policy, or entirely new legislation, such as the recently adopted healthcare reform bill signed into law in the U.S. Although we cannot fully predict the many ways that health care reform might affect our business, the law imposes a 2.3% excise tax on certain transactions, including many U.S. sales of medical devices, which we expect will include U.S. sales of our test kits and instruments. This tax is scheduled to take effect January 1, 2013. It is unclear whether and to what extent, if at all, other anticipated developments resulting from health care reform, such as an increase in the number of people with health insurance, may provide us additional revenue to offset this increased tax. If additional revenue does not materialize, or if our efforts to offset the excise tax through spending cuts or other actions are unsuccessful, the increased tax burden would adversely affect our financial performance.

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

Our research and development and manufacturing activities involve the controlled use of hazardous materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. These regulations include federal statutes commonly known as CERCLA, RCRA and the Clean Water Act. Compliance with these laws and regulations is already expensive. If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations, or alter their interpretation of the requirements of such regulations, such environmental regulations could impair our research, development or production efforts by imposing additional, and possibly substantial, costs, restrictions or compliance procedures on our business. In addition, because of the nature of the penalties provided for in some of these environmental regulations, we could be required to pay sizeable fines, penalties or damages in the event of noncompliance with environmental laws. Any environmental violation or remediation requirement could also partially or completely shut down our research and manufacturing facilities and operations, which would have a material adverse effect on our business. The risk of accidental contamination or injury from these hazardous materials cannot be completely eliminated and exposure of individuals to these materials could result in substantial fines, penalties or damages that are not covered by insurance.

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

In addition, we use third party packaging companies to ship our products to customers. An interruption in the businesses of these third party packaging companies could result in a delay of shipments to customers.

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

Our products are sold internationally, with the majority of our international sales to our customers in Japan and Europe. We currently sell and market our products through distributor organizations and sales agents. Sales to foreign customers accounted for 14%, 15%, and 21% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Our international sales are subject to inherent economic, political and regulatory risks, which could impact our financial performance, cause interruptions in our current business operations and impede our international growth. These foreign risks include, among others:

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

•	tariffs or other barriers as we continue to expand into new countries and geographic regions;

•	exposure to currency exchange fluctuations against the U.S. dollar;

•	longer payment cycles, generally lower average selling prices and greater difficulty in accounts receivable collection;

•	reduced, or lack of, protection for, and enforcement of, intellectual property rights;

•	political and economic instability in some of the regions where we currently sell our products or that we may expand into in the future;

•	potentially adverse tax consequences; and

•	diversion to the U.S. of our products sold into international markets at lower prices.

Currently, the majority of our international sales are negotiated for and paid in U.S. dollars. Nonetheless, these sales are subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products, as could changes in the general economic conditions in those markets. In order to maintain a competitive price for our products internationally, we may have to continue to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold internationally. Continued change in the values of the Euro, the Japanese Yen and other foreign currencies could have a negative impact on our business, financial condition and results of operations. In addition, we have a supply agreement with a foreign vendor whereby we evenly share the foreign currency exchange fluctuation risk. We may, in the future, enter into similar arrangements.

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

The market price of our common shares has been highly volatile and has fluctuated substantially in the past. For example, between December 31, 2009 and December 31, 2011, the closing price of our common shares, as reported by the Nasdaq Global Market, has ranged from a low of $10.56 to a high of $18.83. We expect our common shares to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the risk factors discussed herein.

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

Sales of our common shares in the public market, or the perception that such sales could occur, could negatively impact the market price of our common shares. As of December 31, 2011:

•	approximately 33.3 million of our common shares were issued of which approximately 33.0 million are generally tradable in the public markets without restrictions;

•	approximately 3.4 million of our common shares were issuable upon exercise of outstanding stock options under our various equity incentive plans at a weighted average exercise price of $12.60; and

•	we had approximately 0.5 million of our common shares underlying restricted stock.

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

•

Our Board of Directors may approve the issuance, without further action by the stockholders, of our preferred shares, and fix the rights and preferences thereof. An issuance of preferred shares with dividend and liquidation rights senior to our common shares or convertible into a large number of our common shares could prevent a potential acquirer from gaining effective economic or voting control.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary executive, administrative, manufacturing and research and development operation is located in San Diego, California where we lease a facility that is approximately 78,000 square feet. The San Diego lease expires in 2019 with options to extend the lease for three additional five-year periods. Also, we lease approximately 11,000 square feet of additional office space in San Diego, and that lease expires in 2013 with an option to extend the lease for one additional two-year period. We lease approximately 24,000 square feet of manufacturing, laboratory and office space in Santa Clara, California. The Santa Clara lease expires in 2014 with an option to extend for one additional five-year period. We lease approximately 73,000 square feet of manufacturing, administrative and research and development space in Athens, Ohio. The Athens, Ohio lease expires in 2017 with options to extend the lease for two additional five-year periods.

We believe that our facilities are adequate for our current needs, and we currently do not anticipate any material difficulty in renewing any of our leases as they expire or securing additional or replacement facilities, in each case, on commercially reasonable terms. However, in anticipation of our growth strategy, we may pursue alternative facilities.

Item 3. Legal Proceedings

We are involved in various claims and litigation matters from time to time in the ordinary course of business. We believe that all such current legal actions, in the aggregate, will not have a material adverse effect on the company. We also maintain insurance, including coverage for product liability claims, in amounts which we believe are appropriate given the nature of the business.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK PRICE RANGE

Our common stock is traded on the Nasdaq Global Market under the symbol “QDEL.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.

Quarter Ended	Low	High
December 31, 2011	$15.13	$18.83
September 30, 2011	12.73	16.37
June 30, 2011	11.70	15.88
March 31, 2011	11.40	14.74
December 31, 2010	$11.00	$14.51
September 30, 2010	10.84	13.61
June 30, 2010	10.56	15.10
March 31, 2010	12.63	15.57

As of March 1, 2012, we had approximately 531 common stockholders of record. No cash dividends were declared for our common stock during the fiscal years ended in 2011 or 2010, and we do not anticipate paying any dividends in the foreseeable future. Our Senior Credit Facility contains restrictions on the payment of cash dividends. See Note 2 in the Notes to Consolidated Financial Statements included in this Annual Report.

Stock Repurchases

The table below sets forth information regarding repurchases of our common stock by us during the three months ended December 31, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
October 1 – October 31, 2011	—	$—	—	$10,300,000
November 1 – November 30, 2011	—	—	—	25,000,000
December 1 – December 31, 2011	—	—	—	25,000,000

Total	—	$—	—	$25,000,000

(1)	In June 2005, we announced that our Board of Directors authorized us to repurchase up to $25.0 million in shares of our common stock under our stock repurchase program. In March 2007, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. In December 2008, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. In December 2009, we announced that our Board of Directors authorized us to repurchase up to an additional $25.0 million in shares of our common stock under our stock repurchase program. In November 2011, we announced that our Board of Directors authorized us to repurchase up to an aggregate of $25.0 million in shares of our common stock under our stock repurchase program, inclusive of the unused portion of the prior authorized repurchase amount of $10.3 million. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire on November 8, 2013 unless extended by our Board of Directors.

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index for the period beginning December 31, 2006 and ending December 31, 2011. The graph assumes an initial investment of $100 on December 31, 2006 in our common stock, the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index and reinvestment of dividends. The stock price performance of our common stock depicted in the graph represents past performance only and is not necessarily indicative of future performance.

Company/Index	Base Period 12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Quidel Corporation	$100.00	$142.95	$95.96	$101.17	$106.09	$111.09
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Pharmaceutical	100.00	90.99	84.71	95.64	100.10	110.44

Item 6. Selected Financial Data

The following table presents selected consolidated financial data of Quidel Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 in this Annual Report.

Consolidated Statements of Operations

	Year ended December 31,
	2011	2010(1)	2009	2008	2007
	(in thousands, except per share data)
Total revenues	$158,603	$113,339	$164,282	$128,132	$118,065
Costs and expenses
Cost of sales (excludes amortization of intangible assets)(2)	62,865	51,489	55,218	50,206	48,573
Amortization of inventory fair value adjustment from acquisition	—	1,118	—	—	—

Total cost of sales (excludes amortization of intangible assets)(2)	62,865	52,607	55,218	50,206	48,573
Research and development	26,325	23,696	11,957	10,553	12,506
Sales and marketing	25,751	23,972	23,347	20,898	18,491
General and administrative	22,798	19,346	17,352	13,380	13,516
Amortization of intangible assets from acquired businesses and technology	7,124	6,731	1,364	4,476	5,493
Business acquisition and integration costs, and restructuring charges	—	2,276	2,495	—	—

Total costs and expenses	144,863	128,628	111,733	99,513	98,579

Operating income (loss)	13,740	(15,289)	52,549	28,619	19,486
Other (expense) income
Interest income	203	214	372	1,686	1,891
Interest expense	(2,083)	(2,345)	(767)	(671)	(736)
Other (expense) income	(376)	—	(5)	135	(117)

Total other (expense) income	(2,256)	(2,131)	(400)	1,150	1,038

Income (loss) before provision (benefit) for taxes	11,484	(17,420)	52,149	29,769	20,524
Provision (benefit) for income taxes	3,851	(6,149)	19,266	10,921	6,893

Net income (loss)	$7,633	$(11,271)	$32,883	$18,848	$13,631

Basic earnings (loss) per share (3)	0.23	(0.39)	1.09	0.59	0.43
Diluted earnings (loss) per share	0.23	(0.39)	1.08	0.58	0.41
Shares used in basic per share calculation	32,903	28,582	29,964	31,853	32,028
Shares used in diluted per share calculation	33,320	28,582	30,272	32,612	32,996

Balance Sheet Data

	December 31
	2011	2010	2009	2008	2007
	(in thousands)
Cash, cash equivalents and marketable securities	$61,332	$6,788	$93,002	$57,908	$45,489
Working capital	$71,800	$40,250	$96,699	$85,592	$70,259
Total assets	$278,894	$214,593	$166,345	$142,808	$133,838
Long-term debt and lease obligations	$47,947	$79,774	$6,527	$6,137	$7,000
Stockholders’ equity	$185,386	$112,521	$126,450	$119,236	$107,703
Common shares outstanding	33,276	28,514	29,026	31,894	32,706

(1)	Includes the results of operations of DHI from its date of acquisition, February 19, 2010.
(2)	Excludes amortization of intangible assets of $6,667, $5,852, $1,152, $4,041 and $4,217 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.
(3)	For the year ended December 31, 2009, we changed reported earnings per share per the Consolidated Statements of Operations included in this Annual Report to calculate using the two-class method, and, consequently, basic earnings per share decreased by $0.01 to $1.09 per share.

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

A majority of our total revenues relate to three product families. For the years ended December 31, 2011, 2010 and 2009, we derived approximately 59%, 51% and 87%, respectively, of our total revenues from sales of our influenza, Group A Strep and pregnancy tests. Additionally, a significant portion of our total revenue is from a relatively small number of distributors. Approximately 40%, 31% and 52% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively, were related to sales through our four largest distributors.

For the year ended December 31, 2011, total revenue increased 40% to $158.6 million from $113.3 million for the year ended December 31, 2010. The increase in total revenues was primarily due to a more normalized cold and flu season in 2011 and the related increase in sales of our influenza products, as compared to the lack of an influenza season in 2010. Additionally, the increase was due to the first quarter of 2011 including a full quarter of revenues from the DHI acquisition compared to the first quarter of 2010 that does not include $5.7 million of DHI pre-acquisition revenues and increased revenues from our Strep A products.

Our primary objective is to build a broader-based diagnostic company, with products in market segments in which we have significant expertise and know-how, and realize increased shareholder value.

Our diagnostic testing solutions are designed to provide specialized results that serve a range of customers, by addressing varying requirements of reduced cost, increased test accuracy and reduced time to result, thus creating a diagnostic continuum in the IVD market. Our current approach to address this diagnostic continuum relative to our strategy is comprised of three parts:

•	lateral flow immunoassay tests;

•	direct fluorescent assays (“DFA”) and culture-based tests; and

•	molecular diagnostic tests.

Our strategy to accomplish our primary objective includes the following:

•	leveraging our current infrastructure to develop and launch new lateral flow and DFA products such as the SofiaTM Analyzer approved by the FDA in October 2011;

•	developing a molecular diagnostics franchise; and

•	strengthening our position with distribution partners and our customers to gain more emphasis on our products in the U.S. and abroad.

Our current initiatives to execute this strategy include the following:

•	continue to focus our research and development efforts on three areas:

•	new proprietary product platform development,

•	the creation of improved products and new products for existing markets and unmet clinical needs, and

•	pursuit of collaborations with other companies for new and existing products and markets that advance our differentiated strategy;

•	provide clinicians with validated studies that encompass the clinical efficacy and economic efficiency of our diagnostic tests for the professional market;

•	continue to focus on strengthening our market and brand leadership in infectious diseases and women’s health by acquiring and/or developing and introducing clinically superior diagnostic solutions;

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

Outlook

We anticipate revenue growth over the next 12 months and a related positive impact on gross margin. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines and technologies, as well as, company acquisitions.

Results of Operations

Comparison of years ended December 31, 2011 and 2010

Total Revenues

The following table compares total revenues for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	For the year ended December 31,		Increase (decrease)
	2011	2010	$	%
Infectious disease net product sales	$112,227	$68,869	$43,358	63%
Women’s health net product sales	32,715	32,246	469	1%
Gastrointestinal disease net product sales	6,920	5,967	953	16%
Other net product sales	4,322	3,864	458	12%
Royalty, license fees and grant revenue	2,419	2,393	26	1%

Total revenues	$158,603	$113,339	$45,264	40%

For the year ended December 31, 2011, total revenue increased 40% to $158.6 million from $113.3 million for the year ended December 31, 2010. The increase in total revenues was primarily due to a more normalized cold and flu season in 2011 and the related increase in sales of our influenza products, as compared to the lack of an influenza season in 2010. Additionally, the increase was due to the first quarter of 2011 including a full quarter of revenues from the DHI acquisition compared to the first quarter of 2010 that does not include $5.7 million of DHI pre-acquisition revenues and increased revenues from our Strep A products.

The revenue from our royalty, license fees and grant revenue category for all periods primarily relate to royalty payments earned on our patented technologies utilized by third parties and revenue from grants for research and commercialization activities.

Cost of Sales

Cost of sales increased 19.5% to $62.9 million, or 40% of total revenues, for the year ended December 31, 2011 compared to $52.6 million, or 46% of total revenues, for the year ended December 31, 2010. The absolute dollar increase in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 40% increase in total revenues, the $0.7 million related to the Alere Amendment as discussed in Note 6 in the Notes to Consolidated Financial Statements included in this Annual Report, and $0.6 million related to a disposal of inventory associated with a discontinued product. Partially offsetting this increase are acquisition related synergies including certain decreased material costs and freight rates associated with leveraging our combined volume, and reduced overhead costs and scrap at DHI. The decrease in cost of sales as a percentage of total revenue was primarily due to a more favorable product mix, as well as the improved cost structure noted above. Also, 2010 cost of sales includes $1.1 million of costs for the amortization of an inventory fair value adjustment associated with our acquisition of DHI.

Operating Expenses

The following table compares operating expenses for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	For the year ended December 31,
	2011		2010
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (decrease)
					$	%
Research and development	$26,325	17%	$23,696	21%	$2,629	11%
Sales and marketing	25,751	16%	23,972	21%	1,779	7%
General and administrative	22,798	14%	19,346	17%	3,452	18%
Amortization of intangible assets from acquired businesses and technology	7,124	4%	6,731	6%	393	6%
Business acquisition and integration costs, and restructuring charges	—	—	2,276	2%	(2,276)	(100)%

Research and Development Expense

Research and development expense increased $2.6 million, $1.5 million related to including a full year of expense from the DHI acquisition. We had increased expenses associated with the development of potential new technologies and products, as well as impairment charges of $1.1 and $0.5 million related to a discontinued product and discontinued research and development project, respectively. The overall increase was partially offset by a reversal of a liability related to a technology license.

Sales and Marketing Expense

Sales and marketing expense increased $1.8 million primarily related to additional investments in our sales organization and increased commissions associated with higher sales in 2011. Also, 2011 includes a full year of expense from the DHI acquisition of $0.5 million. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements and market research.

General and Administrative Expense

General and administrative expense increased $3.5 million primarily related to an employee incentive compensation accrual in 2011 as compared to no bonus accrual in 2010. In addition, 2011 includes an increase in stock-based compensation related to restricted stock awards. Also, 2011 includes a full year of expense from the DHI acquisition of $0.7 million.

Amortization of Intangible Assets from Acquired Businesses and Technology

Amortization of intangible assets from acquired businesses consists of purchased technology, customer relationships and patents and trademarks acquired in connection with the acquisition of DHI. Amortization of intangible assets from licensed technology consists primarily of expense associated with purchased technology. The amortization of intangible assets increased $0.4 million to $7.1 million in 2011 as a result of a full year of amortization from the DHI acquisition, partially offset by a license that became fully amortized in 2010.

Business Acquisition and Integration Costs, and Restructuring Charges

We incurred $2.3 million in expenses during the fiscal year ended December 31, 2010 primarily related to professional fees for the DHI acquisition and integration activities.

Other Income (Expense)

Interest income is comprised of interest earned on our cash and cash equivalents. Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.

Income Taxes

The effective tax rate for the years ended December 31, 2011 and 2010 were 33.5% and 35.3%, respectively. We recognized income tax expense of $3.9 million for the year ended December 31, 2011 compared to an income tax benefit of $6.1 million for the year ended December 31, 2010. For December 31, 2011, income tax expense includes a reduction primarily related to the use of research and development credits, partially offset by the loss of manufacturing credits due to the utilization of net operating loss carryforwards. For the year ended December 31, 2010, the income tax benefit includes a charge related to the re-valuation of our deferred tax assets due to a change in California state tax law regarding income apportionment. Additionally, the effective tax rate in 2010 was impacted by certain acquisition related non-deductible transaction costs and reversing a portion of a tax benefit recognized in 2009 relating to our production deduction.

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

	For the year ended December 31,		Increase (decrease)
	2010	2009	$	%
Infectious disease net product sales	$68,869	$127,961	$(59,092)	(46)%
Women’s health net product sales	32,246	25,497	6,749	26%
Gastrointestinal disease net product sales	5,967	4,023	1,944	48%
Other net product sales	3,864	5,551	(1,687)	(30)%
Royalty, license fees and grant revenue	2,393	1,250	1,143	91%

Total revenues	$113,339	$164,282	$(50,943)	(31)%

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

Operating Expenses

The following table compares operating expenses for the years ended December 31, 2010 and 2009 (in thousands, except percentages):

	For the year ended December 31,
	2010		2009
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (decrease)
					$	%
Research and development	$23,696	21%	$11,957	7%	$11,739	98%
Sales and marketing	23,972	21%	23,347	14%	625	3%
General and administrative	19,346	17%	17,352	11%	1,994	11%
Amortization of intangible assets from acquired businesses and technology	6,731	6%	1,364	1%	5,367	393%
Business acquisition and integration costs, and restructuring charges	2,276	2%	2,495	2%	(219)	(9)%

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

Liquidity and Capital Resources

As of December 31, 2011, our principal sources of liquidity consisted of $61.3 million in cash and cash equivalents and $74.6 million available to us under our Senior Credit Facility, which can fluctuate from time to time due to, among other factors, our funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) ratio. Our working capital as of December 31, 2011 was $71.8 million.

Cash provided by operating activities was $47.0 million during the year ended December 31, 2011. We had net income of $7.6 million, including non-cash charges of $25.3 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation. The most significant changes in operating assets and liabilities included a decrease in inventories and income tax receivable of $3.1 million and $8.2 million, respectively. The decrease in inventory is related to the seasonal nature of our influenza business, while the decrease in income tax receivable is due to a tax refund received in 2011.

Our investing activities used $20.8 million during the year ended December 31, 2011 primarily related to $14.0 million for the acquisition of licensed technology associated with the Alere Amendment as discussed in Note 6 in the Notes to Consolidated Financial Statements included in this Annual Report. In addition, we acquired production and scientific equipment and building improvements during the year ended December 31, 2011 of $4.5 million. Also, we capitalized $1.3 million of software development costs as part of the acquisition of intangible assets.

We are currently planning approximately $11.6 million in capital expenditures over the next 12 months. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, and to implement facility improvements. We plan to fund these capital expenditures with cash flow from operations and other available sources of liquidity. We have $0.9 million in firm purchase commitments with respect to such planned capital expenditures as of the date of filing this report.

Our financing activities generated approximately $28.3 million of cash during the year ended December 31, 2011. This was primarily related to proceeds from the sale of our common stock, partly offset by repayments made under the Senior Credit Facility, both of which occurred during the first quarter of 2011.

Our $120.0 million Senior Credit Facility matures on October 8, 2013. The Senior Credit Facility bears interest at the lower of either the Eurodollar rate or base rate. The Eurodollar rate is equal to the Eurodollar rate plus the applicable rate, and the base rate is equal to the higher of the federal funds rate plus one-half of one percent plus the applicable rate, or the lenders prime rate. The applicable rate is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 1.50% to 2.75% for Eurodollar rate loans and from 0.50% to 1.75% for base rate loans. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The terms of the Senior Credit Facility require us to comply with certain financial covenants that include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation and amortization) not to exceed 3 to 1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3.5 to 1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and our funded debt to adjusted EBITDA ratio. At December 31, 2011, we had $42.0 million outstanding under the Senior Credit Facility which was borrowed in connection with the acquisition of DHI. As of December 31, 2011, we were in compliance with all financial covenants.

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

Off-Balance Sheet Arrangements

At December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

As of December 31, 2011, our future contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Lease obligation(1)	$10,135	$1,110	$2,242	$2,279	$4,504
Operating lease obligations(2)	6,153	1,756	3,030	1,212	155
Alere royalty obligation(3)	14,716	14,716	—	—	—
Non-cancellable purchase commitment(4)	1,107	1,107	—	—	—
Borrowing under line of credit(5)	42,000	—	42,000	—	—
Note payable to state agency(6)	1,498	1,498	—	—	—

Total contractual obligations	$75,609	$20,187	$47,272	$3,491	$4,659

(1)	Reflects our lease obligation on the approximately 78,000 square-foot San Diego facility in place as of December 31, 2011. The facility is subject to a financing arrangement with payments through December 2019. Our future obligation under this financing arrangement is included in the table above.
(2)	Reflects obligations on facilities and equipment under operating leases in place as of December 31, 2011. In the fourth quarter of 2011, we entered into a new operating lease to rent approximately 11,000 square feet of additional office space in San Diego with a lease term through October 2013. The operating lease at our Santa Clara location has a lease term through November 2014. In the fourth quarter of 2011, we exercised our renewal option at the Athens, Ohio location. The amended lease expires in 2017 with two options to extend the lease for additional five-year periods through 2027. Future minimum lease payments are included in the table above.
(3)	On September 27, 2011, we entered into the Second Amendment (the “Amendment”) to the Quidel/Inverness Settlement Agreement dated April 27, 2005 (the “Agreement”), as amended by an Addendum dated June 19, 2006, with Alere Inc. (formerly known as Inverness Medical Innovations, Inc.) (“Alere”).

The Amendment, which is effective as of April 1, 2011, amends certain royalty and other provisions in the Agreement and enables us to “buy-down” and “buy-out” our future royalty obligation under the Agreement for payments totaling $29.5 million. Under the Amendment, we made an initial cash payment of $13.8 million to Alere in September 2011 in connection with a buy-down of our royalty obligations for the period beginning July 1, 2011. In addition, we exercised our buy-out right for any remaining future royalty obligation by exercising the Royalty Termination Option (as defined in the Amendment) in January 2012, thereby terminating our obligation to pay future royalties under the Agreement in exchange for a fixed cash payment in the amount of $15.7 million less $1.0 million of specified third quarter 2011 royalties. This amount was paid in February 2012.

(4)	Reflects our $1.1 million non-cancellable commitment to purchase inventory under a contractual arrangement.
(5)	Reflects our $42.0 million borrowing under the line of credit which is scheduled to expire on October 8, 2013.
(6)	Reflects our note payable to the State of Ohio which was assumed as part of the acquisition of DHI.

We have entered into various licensing agreements, which largely require payments based on specified product sales as well as the achievement of specific milestones. Royalty expenses under these licensing agreements, which are charged to cost of sales, collectively totaled $11.3 million, $7.8 million and $13.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Licensing arrangements, which are charged to research and development expense, totaled $2.1 million, $0.7 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. We believe we will continue to incur substantial royalty expenses relating to future sales of our products and the achievement of specific milestones.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The provisions of this ASU amend FASB Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. ASU 2011-05 prohibits the presentation of the components of comprehensive income in the statement of stockholders’ equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for us for fiscal years and interim periods beginning after December 31, 2011 and the required presentation will be included in those filings.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us beginning in fiscal year 2013, however, earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

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

Stock-Based Compensation

Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock options expected to vest is adjusted by estimated forfeiture rates. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes option valuation model. Compensation expense for time-based restricted stock awards and units is measured at the grant date and recognized ratably over the vesting period. We determine the fair value of time-based and performance-based restricted stock based on the closing market price of our common stock on the grant date. A majority of the restricted stock granted in 2011 was performance-based and vesting is tied to achievement of specific Company goals in 2013. For purposes of measuring compensation expense, we estimate the amount of shares ultimately expected to vest at each reporting date based on management’s expectations regarding achievement of the relevant performance criteria. The recognition of compensation expense associated with performance-based restricted stock requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable or may result in the reversal of previously recognized stock-based compensation expense if the performance criteria are deemed not probable of being met. The grant date of the performance-based restricted stock takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the restricted stock.

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

Reserve for Uncollectible Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and adversely impact our reported results.

Inventory

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our actual demand is less than our forecast demand, we may be required to take additional excess inventory charges, which would decrease gross margin and adversely impact net operating results in the future.

Intangible Assets

The effective life and related amortization of intangible assets with definite lives will be based on the higher of the percentage of usage or the straight-line method. Useful lives are based on the expected number of years the asset will generate revenue or otherwise be used by us. Goodwill and in-process research and development that have indefinite lives are not amortized but instead are tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include:

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

For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with the carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. We are required to perform periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill and in-process research and development as of December 31, 2011 and determined that no impairment of goodwill existed. We recorded a $0.5 million impairment charge of in-process research and development related to a discontinued research and development project for the year ended December 31, 2011.

Determining the fair values and useful lives of the intangible assets acquired in connection with the Alere Amendment described in Note 6 in the Notes to Consolidated Financial Statements included in this Annual Report requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets, we used the discounted cash flow method in determining the value of licensed technology associated with the Alere Amendment. This method required significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates were required such as residual growth rates and discount factors. The estimates we used to value and amortize intangible assets were consistent with the plans and estimates that we use to manage our business and were based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

Software Development Costs

Software development costs associated with software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established. After technological feasibility is established, software development costs are capitalized. The capitalized cost is amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenues, whichever is greater.

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

We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained during an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe that we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcome of examinations by tax authorities in determining the adequacy of our provision for income taxes. See Note 3 in the Notes to the Consolidated Financial Statements included in this Annual Report for more information on income taxes.

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits. As of December 31, 2011 and 2010, deferred tax assets do not include $2.3 million and $2.2 million, respectively of these excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforwards. Additional paid-in capital would be increased up to $2.3 million if such excess tax benefits are realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. We had $42.0 million outstanding under our Senior Credit Facility at December 31, 2011. The weighted average interest rate on these borrowings is currently 2.05%. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $0.4 million. Based on our market risk sensitive instruments outstanding at December 31, 2011 and 2010, we have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of such dates.

Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of December 31, 2011, our cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.

Foreign Currency Exchange Risk

The majority of our international sales are negotiated for and paid in U.S. dollars. Nonetheless, these sales are subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products, as could changes in the general economic conditions in those markets. Continued change in the values of the Euro, the Japanese Yen and other foreign currencies could have a negative impact on our business, financial condition and results of operations. We do not currently hedge against exchange rate fluctuations, which means that we are fully exposed to exchange rate changes. In addition, we have a supply agreement with a foreign vendor whereby we evenly share the foreign currency exchange fluctuation risk. We may, in the future, enter into similar such arrangements.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and are incorporated herein.

Part III

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the three months ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Quidel Corporation

We have audited Quidel Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Quidel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Quidel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quidel Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Quidel Corporation and our report dated March 5, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 5, 2012

Item 9B. Other Information

2012 Annual Meeting of Stockholders

The Company’s 2012 Annual Meeting of Stockholders will be held on Tuesday, May 15, 2012, beginning at 8:30 a.m. (local time) at the La Costa Resort and Spa, 2100 Costa Del Mar Road, Carlsbad, California, 92009.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to directors) is incorporated by reference from the information under the caption “Election of Directors” to be contained in our 2012 Proxy Statement, which will be filed with the SEC no later than April 30, 2012. Information with respect to executive officers is included under Item 1 on pages 10-11 of this Annual Report.

The information required by Items 405, 406 and 407 of Regulation S-K is incorporated by reference from the information under the captions “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be contained in our 2012 Proxy Statement, which will be filed with the SEC no later than April 30, 2012.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Director Compensation” and “Executive Compensation” to be contained in our 2012 Proxy Statement, which will be filed with the SEC no later than April 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference from the information under the captions “Securities Available for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” to be contained in our 2012 Proxy Statement, which will be filed with the SEC no later than April 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Certain Relationships and Related Transactions” and “Corporate Governance” to be contained in our 2012 Proxy Statement, which will be filed with the SEC no later than April 30, 2012.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Committee Matters” to be contained in our 2012 Proxy Statement, which will be filed with the SEC no later than April 30, 2012.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)	(1) Financial Statements

The Consolidated Financial Statements required by this Item are submitted in a separate section beginning on page F-1 of this Annual Report and incorporated herein by reference.

Consolidated Financial Statements of Quidel Corporation

(2) Financial Statement Schedules

The following Financial Statement Schedule of Quidel Corporation for the years ended December 31, 2011, 2010 and 2009 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Quidel Corporation:

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

QUIDEL CORPORATION

Date: March 5, 2012	By	/S/ DOUGLAS C. BRYANT
Douglas C. Bryant President, Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOUGLAS C. BRYANT Douglas C. Bryant	President, Chief Executive Officer (Principal Executive Officer), and Director	March 5, 2012

/S/ RANDALL J. STEWARD Randall J. Steward	Chief Financial Officer, (Principal Financial Officer and Accounting Officer)	March 5, 2012

/S/ MARK A. PULIDO Mark A. Pulido	Chairman of the Board	March 5, 2012

/S/ THOMAS D. BROWN Thomas D. Brown	Director	March 5, 2012

/S/ KENNETH F. BUECHLER Kenneth F. Buechler	Director	March 5, 2012

/S/ RODNEY F. DAMMEYER Rodney F. Dammeyer	Director	March 5, 2012

/S/ MARY LAKE POLAN Mary Lake Polan	Director	March 5, 2012

/S/ JACK W. SCHULER Jack W. Schuler	Director	March 5, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Quidel Corporation

We have audited the accompanying consolidated balance sheets of Quidel Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quidel Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Quidel Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 5, 2012

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$61,332	$6,788
Accounts receivable, net	14,646	13,477
Inventories	14,654	17,707
Deferred tax asset—current	10,681	7,159
Income tax receivable	167	8,344
Prepaid expenses and other current assets	3,246	2,552

Total current assets	104,726	56,027
Property and equipment, net	28,086	30,763
Goodwill	71,013	71,013
Intangible assets, net	73,830	54,667
Other non-current assets	1,239	2,123

Total assets	$278,894	$214,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,001	$4,715
Accrued payroll and related expenses	5,377	3,013
Accrued royalties	15,093	2,262
Current portion of lease obligation	329	280
Other current liabilities	7,126	5,507

Total current liabilities	32,926	15,777
Long term debt	42,000	73,498
Lease obligation, net of current portion	5,947	6,276
Deferred tax liability—non-current	7,040	2,313
Income taxes payable	4,667	2,937
Other non-current liabilities	928	1,271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized, none issued or outstanding at December 31, 2011 and 2010	—	—
Common stock, $.001 par value per share; 50,000 shares authorized, 33,276 and 28,514 shares issued and outstanding at December 31, 2011 and 2010, respectively	33	29
Additional paid-in capital	175,030	109,802
Retained earnings	10,323	2,690

Total stockholders’ equity	185,386	112,521

Total liabilities and stockholders’ equity	$278,894	$214,593

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Total revenues	$158,603	$113,339	$164,282
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $6,667, $5,852 and $1,152, respectively)	62,865	51,489	55,218
Amortization of inventory fair value adjustment from acquisition	—	1,118	—

Total cost of sales (excludes amortization of intangible assets of $6,667, $5,852 and $1,152, respectively)	62,865	52,607	55,218
Research and development	26,325	23,696	11,957
Sales and marketing	25,751	23,972	23,347
General and administrative	22,798	19,346	17,352
Amortization of intangible assets from acquired businesses and technology	7,124	6,731	1,364
Business acquisition and integration costs, and restructuring charges	—	2,276	2,495

Total costs and expenses	144,863	128,628	111,733

Operating income (loss)	13,740	(15,289)	52,549
Other (expense) income
Interest income	203	214	372
Interest expense	(2,083)	(2,345)	(767)
Other expense	(376)	—	(5)

Total other expense	(2,256)	(2,131)	(400)

Income (loss) before provision (benefit) for taxes	11,484	(17,420)	52,149
Provision (benefit) for income taxes	3,851	(6,149)	19,266

Net income (loss)	$7,633	$(11,271)	$32,883

Basic earnings (loss) per share	$0.23	$(0.39)	$1.09
Diluted earnings (loss) per share	$0.23	$(0.39)	$1.08
Shares used in basic per share calculations	32,903	28,582	29,964
Shares used in diluted per share calculations	33,320	28,582	30,272

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders’ equity	Total comprehensive income (loss)
Balance at December 31, 2008	31,894	$32	$138,126	$—	$(18,922)	$119,236	$18,848
Issuance of common stock under equity compensation plans	551	—	1,860	—	—	1,860
Cancellation of common stock under equity compensation plans	(240)	—	(2)	—	—	(2)
Income tax benefit due to exercise/disposition of employee stock options	—	—	1,429	—	—	1,429
Stock-based compensation expense	—	—	4,522	—	—	4,522
Unrealized gains on marketable securities	—	—	—	34	—	34	34
Purchase of common stock	(3,179)	(3)	(33,509)	—	—	(33,512)
Net income	—	—	—	—	32,883	32,883	32,883

Balance at December 31, 2009	29,026	29	112,426	34	13,961	126,450	32,917

Issuance of common stock under equity compensation plans	310	1	1,151	—	—	1,152
Cancellation of common stock under equity compensation plans	(82)	—	(1)	—	—	(1)
Income tax benefit due to exercise/disposition of employee stock options	—	—	248	—	—	248
Stock-based compensation expense	—	—	5,158	—	—	5,158
Realized gains on marketable securities	—	—	—	(34)	—	(34)
Purchase of common stock	(740)	(1)	(9,180)	—	—	(9,181)
Net loss	—	—	—	—	(11,271)	(11,271)	(11,271)

Balance at December 31, 2010	28,514	29	109,802	—	2,690	112,521	(11,271)

Issuance of common stock under equity compensation plans	236	—	2,018	—	—	2,018
Issuance of common stock through public offering, net of issuance costs of $662	4,600	5	57,220	—	—	57,225
Cancellation of common stock under equity compensation plans	(31)	(1)	—	—	—	(1)
Income tax benefit due to exercise/disposition of employee stock options	—	—	12	—	—	12
Stock-based compensation expense	—	—	6,603	—	—	6,603
Purchase of common stock	(43)	—	(625)	—	—	(625)
Net income	—	—	—	—	7,633	7,633	7,633

Balance at December 31, 2011	33,276	$33	$175,030	$—	$10,323	$185,386	$7,633

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$7,633	$(11,271)	$32,883
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and other	17,809	12,326	6,366
Stock-based compensation expense	7,500	5,158	4,522
Impairment of long-lived and intangible assets	1,643	—	—
Loss on disposal of property, plant and equipment	368	9	—
Change in deferred tax assets and liabilities	1,217	1,273	2,629
Excess tax benefit from share-based compensation	(12)	(248)	(1,429)
Changes in assets and liabilities:
Accounts receivable	(1,169)	3,079	15,603
Inventories	3,053	2,420	(3,336)
Income tax receivable	8,177	(4,196)	—
Prepaid expenses and other current and non-current assets	(340)	771	(1,521)
Accounts payable	126	(2,595)	924
Accrued payroll and related expenses	1,317	(2,636)	2,468
Accrued royalties	(1,998)	(3,515)	2,854
Accrued income taxes payable	1,730	(6,151)	7,458
Other current and non-current liabilities	(72)	(4,636)	3,296

Net cash provided by (used for) operating activities	46,982	(10,212)	72,717

INVESTING ACTIVITIES
Acquisitions of property and equipment	(4,505)	(6,486)	(6,850)
Purchase of business, net of cash acquired of $3,150	—	(128,142)	—
Purchases of marketable securities	—	—	(3,999)
Proceeds from sale of marketable securities	—	3,999	—
Acquisition of intangibles	(16,282)	(3,991)	(250)

Net cash used for investing activities	(20,787)	(134,620)	(11,099)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cancellations	59,243	1,151	1,858
Excess tax benefit from share-based compensation	12	248	1,429
Payments on lease obligation	(280)	(205)	(238)
Purchases of common stock	(626)	(9,181)	(33,512)
Borrowing from line of credit	—	75,000	—
Payments on line of credit	(30,000)	(3,000)	—
Other	—	(1,396)	(60)

Net cash provided by (used for) financing activities	28,349	62,617	(30,523)

Net increase (decrease) in cash and cash equivalents	54,544	(82,215)	31,095
Cash and cash equivalents at beginning of year	6,788	89,003	57,908

Cash and cash equivalents at end of year	$61,332	$6,788	$89,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,083	$2,345	$767

Cash paid for income taxes	$350	$7,711	$10,337

NON-CASH INVESTING ACTIVITIES
Purchase of licensed technology by incurring current liabilities	$14,829	$800	$—

Purchase of capital equipment by incurring current liabilities	$160	$401	$234

NON-CASH FINANCING ACTIVITIES
Reduction of other non-current assets upon issuance of common stock	$478	$—	$—

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company reclassified patent and trademark expenses of $0.9 million and $0.6 million from research and development expense to general and administrative expense on the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively. The Company reclassified net software development costs of $1.0 million from property and equipment to intangible assets on the Consolidated Balance Sheet for the year ended December 31, 2010. The Company reclassified the change in other non-current assets from investing activities to operating activities of $0.1 million and $(0.1) million on the Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, respectively.

For the year ended December 31, 2009, the Company changed reported earnings per share per the Consolidated Statements of Operations to calculate using the two-class method, and, consequently, basic earnings per share decreased by $0.01 to $1.09 per share.

Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents—The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less.

Accounts Receivable—The Company sells its products directly to hospitals and reference laboratories in the U.S. as well as to distributors in the U.S., Europe and Japan. The Company periodically assesses the financial strength of these customers and establishes reserves for anticipated losses when necessary, which historically have not been material. The Company’s reserves primarily consist of amounts related to cash discounts and contract rebates, and to a lesser extent returned good allowances and bad debts. The balance of accounts receivable is net of reserves primarily related to sales allowances, and to a lesser extent bad debts, of $2.0 million and $1.9 million at December 31, 2011 and 2010, respectively.

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on a quarterly basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete stock is identified. For the year ended December 31, 2011, the Company recorded $0.6 million in inventory dispositions associated with a discontinued product. Inventories consisted of the following, net of reserves of $0.5 million and $0.6 million at December 31, 2011 and 2010, respectively (in thousands):

	December 31,
	2011	2010
Raw materials	$5,239	$7,262
Work-in-process (materials, labor and overhead)	3,632	5,375
Finished goods (materials, labor and overhead)	5,783	5,070

Total inventories	$14,654	$17,707

Property, Plant and Equipment—Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (three to 15 years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. The total expense for depreciation of fixed assets and amortization of leasehold improvements was $6.0 million, $5.2 million and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Maintenance and minor repairs are charged to operations as incurred.

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Equipment, furniture and fixtures	$46,428	$45,879
Building and improvements	26,467	26,382
Land	1,080	1,080

	73,975	73,341
Less: Accumulated depreciation and amortization	(45,889)	(42,578)

Total property, plant and equipment, net	$28,086	$30,763

Intangible Assets—Intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful lives, except for software development costs and indefinite-lived intangibles such as goodwill and in-process research and development. Software development costs associated with software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established. After technological feasibility is established, software development costs are capitalized. The capitalized cost is amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenues, whichever is greater. Intangible assets consisted of the following (dollar amounts in thousands):

	Weighted- Average Remaining Life (years)	December 31, 2011			December 31, 2010
Description		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Goodwill	Indefinite	$74,461	$(3,448)	$71,013	$74,461	$(3,448)	$71,013
Purchased technology	6.3	52,670	(16,554)	36,116	52,670	(10,801)	41,869
Customer relationships	6.1	5,450	(1,268)	4,182	5,450	(587)	4,863
In-process research and development	Indefinite	1,570	—	1,570	2,110	—	2,110
License agreements	4.1	49,378	(20,994)	28,384	20,340	(17,174)	3,166
Patent and trademark costs	13.1	5,012	(3,795)	1,217	5,013	(3,562)	1,451
Software development costs	5.0	2,323	(124)	2,199	992	—	992
Other	2.8	1,700	(1,538)	162	1,700	(1,484)	216

Total goodwill and intangible assets		$192,564	$(47,721)	$144,843	$162,736	$(37,056)	$125,680

Amortization expense was $11.3 million, $6.7 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in the $11.3 million of amortization expense for 2011 is $4.0 million of amortization for licensed technology recorded in cost of sales. This amount is related to the royalty buyout as discussed in Note 6. Amortization expense associated with this intangible asset will be recorded in cost of sales and is expected to be $8.0 million per year for fiscal periods 2012 through 2014.

The expected future annual amortization expense of the Company’s intangible assets is as follows (in thousands):

Years Ended December 31,	Amortization Expense
2012	$15,341
2013	15,440
2014	15,435
2015	8,005
2016	7,221
Thereafter	10,818

Total	$72,260

The Company completed its annual evaluation for impairment of goodwill and in-process research and development as of December 31, 2011 and determined that no impairment of goodwill existed. The Company recorded a $0.5 million impairment charge of in-process research and development related to a discontinued research and development project for the year ended December 31, 2011. To value this asset, the Company considered a discounted future cash flow model. The Company determined that this asset had no future cash flows associated with it and was fully impaired. The Company classified this impairment loss as research and development expense on the Consolidated Statements of Operations. A significant decline in the Company’s projected revenue or earnings growth or cash flows, a significant decline in the Company’s stock price or the stock price of comparable companies, loss of legal ownership or title to an asset, and any significant change in the Company’s strategic business objectives and utilization of assets are among many factors that could result in an impairment charge that could have a material negative impact on the Company’s operating results.

Impairment of Long-Lived Assets—The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total book value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and the eventual disposition are less than its carrying amount. An impairment loss is equal to the excess of the book value of an asset over its determined fair value. For the year ended December 31, 2011, the Company recorded $1.0 million of impairment charges on a fixed asset group related to a discontinued product. To value this asset group, the Company considered a discounted future cash flow model. The Company determined that this asset group had no future cash flows associated with it and was fully impaired. The Company classified this impairment loss as research and development expense on the Consolidated Statements of Operations. The Company recorded no impairment charges for the year ended December 31, 2010. The Company recorded $0.2 million of impairment charges in the year ended December 31, 2009 related to certain production equipment.

Other current liabilities—Other current liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Accrued liability for technology licenses	$863	$2,300
Customer incentives	2,352	1,740
Current portion of note payable to state agency	1,498	211
Other	2,413	1,256

Total other current liabilities	$7,126	$5,507

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

Research and Development Costs—Research and development costs are largely charged to operations as incurred. Software development costs and certain costs related to research and development projects have been capitalized as part of intangible assets and property, plant and equipment and are depreciated over their expected useful life.

Product Shipment Costs—Product shipment costs are included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Shipping and handling costs were $1.6 million, $1.2 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising Costs—Advertising costs are expensed as incurred. Advertising costs were $0.7 million, $1.0 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Stock-Based Compensation—Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock options expected to vest is adjusted by estimated forfeiture rates. The Company determined the estimated fair value of each stock option on the date of grant using the Black-Scholes option valuation model. Compensation expense for restricted stock (“stock awards”) is measured at the grant date and recognized ratably over the vesting period. The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date.

Computation of Earnings (Loss) Per Share—Diluted net income per share is reported based on the more dilutive of the treasury stock or the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. The Company’s unvested restricted stock awards and certain unvested restricted stock units meet the definition of participating securities. Basic net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Stock options totaling 1.8 million and 1.6 million for the years ended December 31, 2011 and 2009, respectively were not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the year ended December 31, 2010 there were no differences between the number of common shares used for the basic and diluted loss per share computations as the Company incurred a net loss and there was no allocation of the net loss to participating securities, as they do not participate in the losses of the Company.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2011 and 2009 (in thousands, except per share amounts):

	2011	2009
Basic net income per share:
Net income	$7,633	$32,883
Less: income allocated to participating securities	(68)	(273)

Net income allocated to common stockholders	$7,565	$32,610

Weighted average common shares outstanding — basic	32,903	29,964

Net income per share — basic	$0.23	$1.09

Diluted net income per share:
Net income	$7,633	$32,883
Less: income allocated to participating securities	(67)	(270)

Net income allocated to common stockholders	$7,566	$32,613

Weighted average common shares outstanding — basic	32,903	29,964
Dilutive securities	417	308

Weighted average common shares outstanding — diluted	33,320	30,272

Net income per share — diluted	$0.23	$1.08

Comprehensive Income (Loss) —Comprehensive income (loss) includes unrealized gains and losses excluded from the Company’s Consolidated Statements of Operations. The components of accumulated other comprehensive income (loss) for the year ended December 31, 2009 are unrealized gains on marketable securities. Net income and net loss in 2011 and 2010, respectively, equaled comprehensive income and comprehensive loss, respectively.

Restructuring Charges— In March 2009, the Company announced and implemented a restructuring plan (the “Restructuring Plan”). The Restructuring Plan primarily consisted of a workforce reduction (approximately 10% of the Company’s total workforce) as well as consolidation of facility space at its Santa Clara, California location. The completion date for the workforce reduction was the end of the second quarter of fiscal year 2010, at which time the COBRA benefits expired for terminated employees. The expected completion date relating to the Santa Clara lease liability is November 2014, the end of the current lease term. The Company recorded a charge of $2.0 million during the year ended December 31, 2009, which is net of a $0.2 million stock-based compensation expense reversal for certain terminated employees. As of December 31, 2011, the remaining accrual is classified as other current liabilities of $0.2 million and other non-current liabilities of $0.3 million in the accompanying Consolidated Balance Sheets. As of December 31, 2010, the remaining accrual is classified as other current liabilities of $0.2 million and other non-current liabilities of $0.5 million in the accompanying Consolidated Balance Sheets.

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

Accounting Periods—Each of the Company’s fiscal quarters end on the Sunday closest to the end of the calendar quarter. The Company’s fiscal year end is January 1, 2012. For ease of reference, the calendar quarter end dates are used herein.

Note 2. Line of Credit

The Company currently has a $120.0 million Senior Credit Facility, which matures on October 8, 2013. The Senior Credit Facility bears interest at the lower of either the Eurodollar rate or base rate. The Eurodollar rate is equal to the Eurodollar rate plus the applicable rate, and the base rate is equal to the higher of the federal funds rate plus one-half of one percent plus the applicable rate, or the lenders prime rate. The applicable rate is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 1.50% to 2.75% for Eurodollar rate loans and from 0.50% to 1.75% for base rate loans (weighted average interest rate of 2.05% at December 31, 2011). The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The Company is also subject to financial covenants which include a funded debt to EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation and amortization) not to exceed 3 to 1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3.5 to 1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of December 31, 2011, the Company had $74.6 million available under the Senior Credit Facility. The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility and its funded debt to adjusted EBITDA ratio. As of December 31, 2011, the Company had $42.0 million outstanding under the Senior Credit Facility which was borrowed in connection with the acquisition of DHI. As of December 31, 2011, the Company was in compliance with all financial covenants.

During the third quarter of 2011, the Senior Credit Facility was amended for various matters, including amending the credit and security agreement to (i) permit investments in new foreign subsidiaries and (ii) allow certain indebtedness and liens related to the investments in new foreign subsidiaries.

Note 3. Income Taxes

The Company’s income (loss) before provision (benefit) for income taxes were subject to taxes in the following jurisdictions for the following periods (in thousands):

	December 31,
	2011	2010	2009
United States	$11,484	$(17,420)	$52,224
Foreign	—	—	(75)

	$11,484	$(17,420)	$52,149

Significant components of the provision (benefit) for income taxes from continuing operations are as follows (in thousands):

	December 31,
	2011	2010	2009
Current:
Federal	$2,494	$(6,976)	$16,059
State	155	159	2,007

Total current provision (benefit)	2,649	(6,817)	18,066
Deferred:
Federal	1,422	1,622	(21)
State	(220)	(954)	1,221

Total deferred provision	1,202	668	1,200

Provision (benefit) for income taxes	$3,851	$(6,149)	$19,266

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are shown below (in thousands).

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$4,934	$8,204
Acquired intangibles	4,284	4,778
Sale-leaseback, net	2,053	2,134
Capitalized research and development costs	1,330	438
Allowance for returns and discounts	1,619	1,343
Stock compensation	5,406	5,698
Tax credit carryforwards	1,636	853
Other, net	2,889	3,058

Total deferred tax assets	24,151	26,506
Deferred tax liabilities:
Acquired intangibles	(16,577)	(18,777)
Depreciation	(3,933)	(2,883)

Total deferred tax liabilities	(20,510)	(21,660)

Net deferred tax assets and liabilities	$3,641	$4,846

The Company will continue to assess the realization of its deferred tax assets. Should the Company determine that it would not be able to realize all or part of its other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination were made.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss (“NOL”) carryforwards resulting from excess tax benefits. As of December 31, 2011 and 2010, deferred tax assets do not include $2.3 million and $2.2 million, respectively of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carryforwards. Additional paid-in capital would be increased up to an additional $2.3 million if such excess tax benefits are realized.

As of December 31, 2011, the Company had federal NOL carryforwards of approximately $17.3 million which will expire at various dates through December 31, 2031, unless previously utilized. The Company has federal research credits of $0.6 million which will expire at various dates through December 31, 2031, unless previously utilized. The Company has gross state research credits of $4.0 million which do not expire.

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

The reconciliation of income tax computed at the federal statutory rate to the provision (benefit) for income taxes from continuing operations is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Tax expense (benefit) at statutory tax rate	$4,019	$(6,095)	$18,255
State taxes (benefit), net of federal tax (benefit)	388	(734)	2,270
Permanent differences	159	1,173	(788)
Federal and state research credits—current year	(904)	(952)	(835)
Liability for uncertain tax positions	204	74	299
Foreign taxes and foreign (income) losses not benefited (taxed)	—	—	23
Impact of change in federal and state tax rate on revaluing deferred tax assets	39	548	310
Other	(54)	(163)	(268)

	$3,851	$(6,149)	$19,266

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2011	2010	2009
Beginning balance	$8,085	$6,983	$6,510
Increases related to prior year tax positions	—	346	184
Increases related to current year tax positions	566	623	372
Increases related to DHI pre-acquisition items	—	319	—
Decreases due to settlements	—	(92)	—
Other	(84)	(94)	(83)

Ending balance	$8,567	$8,085	$6,983

Included in the unrecognized tax benefits of $8.6 million at December 31, 2011 was $6.9 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. It is reasonably possible that the Company’s unrealized tax benefits will decrease by $0.4 million over the next 12 months. Included in the unrecognized tax benefits of $8.1 million at December 31, 2010 was $6.5 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. Included in the unrecognized tax benefits of $7.0 million at December 31, 2009 was $5.6 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company’s policy is to recognize the interest expense and penalties related to income tax matters as a component of income tax expense. The Company has accrued approximately $0.5 million and $0.2 million of interest and penalties associated with uncertain tax positions as of December 31, 2011 and 2010, respectively and an immaterial amount as of December 31, 2009.

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

Note 4. Stockholders’ Equity

Preferred Stock. The Company’s certificate of incorporation, as amended, authorizes the issuance of up to five million preferred shares. The Board of Directors is authorized to fix the number of shares of any series of preferred stock and to determine the designation of such shares. However, the amended certificate of incorporation specifies the initial series and the rights of that series. No shares of preferred stock were outstanding as of December 31, 2011 and 2010.

Stockholder Rights Plan. The Company’s Stockholder Rights Plan expired on December 31, 2011.

Restricted Stock. The Company grants time-based restricted stock awards and performance-based and time-based restricted stock units to certain officers, directors and management. Until the restrictions lapse, ownership of the affected shares of restricted stock awards or units granted to the Company’s officers is conditional upon continuous employment with the Company. During the restricted period, only holders of restricted stock awards have full voting rights with respect to their shares of restricted stock, even though the restricted stock award remains subject to transfer restrictions and generally is subject to forfeiture upon termination of employment or service. If an officer or director terminates service before the restrictions lapse, the restricted stock award may be repurchased by the Company from the individual and any compensation expense previously recognized would be reversed, thereby reducing the amount of stock-based compensation expense during that period.

For the year ended December 31, 2011, the Company granted approximately 0.2 million shares of restricted stock awards and units to officers and management, which either have a time-based four-year vesting provision or performance-based vesting provisions. For the year ended December 31, 2010, the Company granted approximately 0.2 million shares of restricted stock awards to officers and management, all of which vest over a four-year period. For the year ended December 31, 2009, the Company granted approximately 0.2 million shares of restricted common stock awards to officers and management, all of which vest over a four-year period.

A majority of the restricted stock granted in 2011 was performance-based and vesting is tied to achievement of specific Company goals in 2013. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with performance-based restricted stock requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The grant date of the performance-based restricted stock takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the restricted stock.

During the years ended December 31, 2011, 2010 and 2009, restricted stock units were granted to certain members of the Board of Directors in lieu of cash compensation as a part of the Company’s non-employee director’s deferred compensation program. The compensation expense associated with these grants of restricted stock units was $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Options. The Company grants options to employees and non-employee directors under its 2010 Equity Incentive Plan (the “2010 Plan”) and previously granted options under the Amended and Restated 2001 Equity Incentive Plan, the 1998 Stock Incentive Plan and the 1996 Non-Employee Directors Stock Option Plan. The 2001, 1998 and 1996 Plans were terminated at the time of adoption of the 2010 Plan, but the terminated Plans continue to govern outstanding options granted thereunder. The Company has stock options outstanding which were issued under each of these equity incentive plans to certain employees and directors, which have terms ranging up to ten years, have exercise prices ranging from $3.19 to $19.48, and generally vest over four years. As of December 31, 2011, approximately 1.4 million shares remained available for grant under the 2010 Plan.

Employee Deferred Bonus Compensation Program. For the year ended December 31, 2011, officers of the Company were eligible to participate in the 2011 Employee Deferred Bonus Compensation Program (the “2011 Deferred Program”) with respect to any payments received under the 2011 Cash Incentive Plan. Electing officers could elect to receive 50% or 100% of the cash value of their 2011 cash bonus in the form of fully vested, restricted stock units plus an additional premium on such percentage of the deferred 2011 cash bonus as additional restricted stock units, which are subject to a one-year vesting requirement. The additional premium will be determined based on the length of time of the deferral period selected by the participating employee as follows: (i) if one year from the date of grant, a premium of 10% on the amount deferred, (ii) if two years from the date of grant, a premium of 20% on the amount deferred, or (iii) if four years from the date of grant, a premium of 30% on the amount deferred.

The restricted stock units associated with the deferred 2011 cash bonus will be fully vested on the grant date. The restricted stock units associated with the premium will be fully vested on the first anniversary of the grant date. For the year ended December 31, 2011, the Company recorded $0.9 million in stock-based compensation expense associated with this 2011 Deferred Program.

Employee Stock Purchase Plan. Under the Company’s 1983 Employee Stock Purchase Plan (the “ESPP”), full-time employees are allowed to purchase common stock through payroll deductions (which cannot exceed 10% of the employee’s compensation) at the lower of 85% of fair market value at the beginning or end of each six-month purchase period. As of December 31, 2011, 965,215 shares had been sold under the Plan, leaving 44,700 shares available for future issuance.

Share Repurchase Program. In May 2005, the Company’s Board of Directors authorized the Company to repurchase up to $25.0 million in shares of its common stock. In March 2007, the Company’s Board of Directors authorized the Company to repurchase up to an additional $25.0 million in shares of the Company’s common stock under this program. In December 2008, the Company’s Board of Directors authorized the Company to repurchase up to an additional $25.0 million in shares of the Company’s common stock under this program. In December 2009, the Company’s Board of Directors authorized the Company to repurchase up to an additional $25.0 million in shares of the Company’s common stock under this program. In November 2011, the Company announced that its Board of Directors authorized it to repurchase up to an aggregate of $25.0 million in shares of its common stock under the stock repurchase program, inclusive of the unused portion of the prior authorized repurchase amount of $10.3 million. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire on November 8, 2013 unless extended by our Board of Directors. As of December 31, 2011, the Company had repurchased approximately 7.9 million shares under this program, at a cost of approximately $89.7 million.

Shares Reserved for Future Issuance. At December 31, 2011, approximately 5.3 million shares of common stock were reserved under the Company’s equity incentive plans, and 44,700 were reserved for purchases under the ESPP.

Stock Offering. In January 2011, the Company completed a public offering of 4.6 million shares of its common stock at $13.15 per share. The Company received proceeds, net of underwriting discounts and commissions, of $57.9 million ($12.43 per share) and incurred approximately $0.7 million in related offering expenses. The Company has and expects to continue to use the net proceeds of this offering for working capital and other general corporate purposes, which may potentially include the acquisition or development of new technology, the acquisition of diagnostic or related companies, products or businesses or the repayment of existing indebtedness.

Note 5. Stock-Based Compensation

Compensation expense related to the Company’s share-based awards for the years ended December 31, 2011, 2010 and 2009 was $7.5 million, $5.2 million and $4.5 million, respectively, of which $4.6 million, $4.0 million and $2.8 million, respectively, related to stock options and $2.9 million, $1.2 million and $1.7 million, respectively, related to restricted stock (“stock awards”).

Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Cost of sales	$0.6	$0.6	$0.6
Research and development	1.0	0.6	0.5
Sales and marketing	0.5	0.4	0.3
General and administrative	5.4	3.6	3.3
Restructuring charges	—	—	(0.2)

	$7.5	$5.2	$4.5

Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the year ended December 31, 2011.

Stock Options

Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. For stock option awards with graded vesting, the Company ensures that the cumulative amount of compensation expense recognized at the end of any reporting period at least equals the portion of the stock option award that has vested at that date. The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants:

	Year ended December 31,
	2011	2010	2009
Risk-free interest rate	1.87%	2.40%	1.88%
Expected option life (in years)	5.23	4.89	4.65
Volatility rate	0.47	0.52	0.52
Dividend rate	0%	0%	0%

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

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was $5.92, $6.86 and $4.85 for options granted during the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value was $1.2 million, $0.8 million and $2.4 million for options exercised during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, total unrecognized compensation expense related to stock options was approximately $4.5 million and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years. The maximum contractual term of the Company’s stock options is ten years.

A summary of the status of stock option activity for the years ended December 31, 2009, 2010 and 2011 is as follows (in thousands, except price data and years):

	Number of Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2009	1,766	$11.36
Granted	1,682	10.78
Exercised	(346)	4.64
Cancelled	(277)	15.77

Outstanding at December 31, 2009	2,825	11.41
Granted	609	14.67
Exercised	(122)	6.77
Cancelled	(146)	10.72

Outstanding at December 31, 2010	3,166	12.25
Granted	617	13.61
Exercised	(151)	7.93
Cancelled	(215)	13.56

Outstanding at December 31, 2011	3,417	$12.60	7.17	$9,583

Vested and expected to vest at December 31, 2011	2,793	$12.57	6.98	$7,992

Exercisable at December 31, 2011	1,691	$12.29	6.22	$5,476

Available for future grant at December 31, 2011	1,426

Stock Awards

The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date. The Company grants both time-based and performance-based stock awards. Compensation expense for time-based stock awards is measured at the grant date and recognized ratably over the vesting period. A majority of the stock awards granted in 2011 was performance-based and vesting is tied to achievement of specific Company goals in 2013. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with performance-based stock award requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The grant date of the performance-based stock award takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the stock award.

A summary of the status of stock awards activity for the years ended December 31, 2009, 2010 and 2011 is as follows (in thousands, except price data):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	494	$9.33
Granted	183	11.94
Vested	(161)	5.86
Forfeited	(298)	11.15

Nonvested at December 31, 2009	218	11.58
Granted	248	14.12
Vested	(99)	12.85
Forfeited	(16)	11.02

Nonvested at December 31, 2010	351	14.02
Granted	235	13.70
Vested	(39)	15.22
Forfeited	(45)	13.29

Nonvested at December 31, 2011	502	$13.65

The total amount of unrecognized compensation expense related to nonvested stock awards as of December 31, 2011 was approximately $2.3 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Note 6. Commitments and Contingencies

Leases

The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancelable leases at the end of 2011 are as follows (in thousands):

Years ending December 31,	Operating Leases	Lease Obligation
2012	$1,756	$1,110
2013	1,641	1,117
2014	1,389	1,125
2015	596	1,134
2016	616	1,145
Thereafter	155	4,504

Total minimum lease payments	$6,153	10,135

Less amount representing interest		(3,859)

Present value of lease obligation		6,276
Less current portion		(329)

Long-term lease obligation		$5,947

Rent expense under operating leases totaled approximately $1.8 million for the year ended December 31, 2011, $1.8 million for the year ended December 31, 2010 and $0.8 million for the year ended December 31, 2009. In the fourth quarter of 2011, the Company entered into a new operating lease to rent approximately 11,000 square feet of additional office space in San Diego with a lease term through October 2013. The operating lease at the Company’s Santa Clara location has a lease term through November 2014. In the fourth quarter of 2011, the Company exercised its renewal option at the Athens, Ohio location, thereby extending the lease term to 2017 with options to extend the lease for two additional five-year periods.

During 1999, the Company completed a sale and leaseback transaction of its San Diego facility. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under the guidance in ASC Topic 840-40, Accounting for Sales of Real Estate. The assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company will amortize the lease obligation over this new term. The amount of the monthly rental payments remain the same under the amendment. In addition, the Company has the option to purchase the general partner’s interest in the partnership in January 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership of approximately $1.1 million, $1.1 million and $1.4 million for each of the three years ended December 31, 2011, 2010 and 2009, respectively.

Licensing Arrangements

On September 27, 2011, the Company entered into the Second Amendment (the “Amendment”) to Quidel/Inverness Settlement Agreement dated April 27, 2005 (the “Agreement”), as amended by an Addendum dated June 19, 2006, with Alere Inc. (formerly known as Inverness Medical Innovations, Inc.) (“Alere”).

The Amendment, which is effective as of April 1, 2011, amends certain royalty and other provisions in the Agreement and enables the Company to “buy-down” and “buy-out” its future royalty obligation under the Agreement for payments totaling $29.5 million. Under the Amendment, the Company made an initial cash payment of $13.8 million to Alere in September 2011 in connection with a buy-down of the Company’s royalty obligations for the period beginning July 1, 2011. In addition, the Company exercised its buy-out right for any remaining future royalty obligation by exercising the Royalty Termination Option (as defined in the Amendment) in January 2012, thereby terminating the Company’s obligation to pay future royalties under the Agreement in exchange for a fixed cash payment in the amount of $15.7 million less $1.0 million of specified third quarter 2011 royalties. This amount was paid in February 2012.

In conjunction with Financial Accountings Standards Board Accounting Standard Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), the Company assigned $28.8 million to the licensed technology and $0.7 million as a one-time charge to cost of sales. In determining the fair value allocation between the intangible asset licensed technology and the one-time charge to cost of sales, the Company assessed the past and estimated future revenue streams related to present and future products that use the patents that are subject to the Amendment. The effective life and related amortization of the licensed technology will be based on the higher of the percentage of usage or the straight-line method. This percentage of usage will be determined using the revenues generated from products covered by the patents that are subject to the Amendment. The terms of the Amendment provide for an estimated useful life of 3.5 years for this asset. The Company recorded $4.0 million of amortization expense in 2011 included as a portion of cost of sales.

The Company has entered into various other licensing agreements, which largely require royalty payments based on specified product sales as well as the achievement of specified milestones.

Legal

The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. For the year ended December 31, 2011, the Company had $0.8 million accrued in other current liabilities for various legal matters where the Company deemed the liability probable and estimable.

Note 7. Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented 14%, 15%, and 21% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, balances due from foreign customers, in U.S. dollars, were $4.8 million and $1.5 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Year ended December 31,
	2011	2010	2009
Customer:
A	15%	12%	17%
B	11%	8%	15%
C	8%	7%	10%
D	6%	4%	10%

	40%	31%	52%

As of December 31, 2011 and 2010, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $5.5 million and $3.2 million, respectively.

The following presents long-lived assets (excluding intangible assets) and total net revenue by geographic territory (in thousands):

	Long-lived assets December 31,		Total revenue year ended December 31,
	2011	2010	2011	2010	2009
United States operations
Domestic	$28,086	$30,763	$137,096	$95,964	$130,021
Foreign	—	—	21,507	17,375	34,261

Total	$28,086	$30,763	$158,603	$113,339	$164,282

Consolidated net product revenues by disease state are as follows (in thousands):

	Year ended December 31,
	2011(1)	2010(1)	2009(1)
Infectious disease	$112,227	$68,869	$127,961
Women’s health	32,715	32,246	25,497
Gastrointestinal disease	6,920	5,967	4,023
Other	4,323	3,864	5,551

	$156,185	$110,946	$163,032

(1)	Consolidated net product revenues disclosed above excludes royalty and grant revenue of $2.4 million, $2.4 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, as this revenue is not associated with the direct sale of a product by the Company.

Note 8. Fair Value Measurement

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

As of December 31, 2011 and 2010, the carrying amount of the Company’s Senior Credit Facility approximates fair value because it has a variable interest rate that reflects market changes to interest rates and changes in the Company’s leverage ratio. As of December 31, 2011 and 2010, the fair value of the Company’s cash equivalents primarily consisted of funds held in a money market account and was determined based on Level 1 inputs. As of December 31, 2011 and 2010, the Company used Level 2 inputs to determine the fair value of its Senior Credit Facility.

Note 9. Employee Benefit Plan

The Company has a defined contribution 401(k) plan (the “401(k) Plan”) covering all employees who are eligible to join the 401(k) Plan upon employment. Employee contributions are subject to a maximum limit by federal law. This Plan includes an employer match of 50% on the first 6% of pay contributed by the employee. The Company contributed approximately $0.8 million, $0.7 million and $0.4 million to the 401(k) Plan during the year ended December 31, 2011, 2010 and 2009, respectively.

Note 10. Acquisition

On February 19, 2010, the Company acquired DHI a privately-held, IVD company, based in Athens, Ohio, that manufactures FDA-cleared direct and culture-based fluorescent IVD assays used in hospital and reference laboratories for a variety of diseases, including viral respiratory infections, herpes, Chlamydia and other viral infections, and thyroid diseases. DHI’s direct sales force serves North American customers, and its products are sold via distributors outside the United States. DHI’s products are offered under various brand names including, among others, ELVIS®, R-Mix™, Mixed Fresh Cells™, FreshCells™, ReadyCells™ and Thyretain™. The Company paid approximately $131.2 million in cash to acquire DHI. The Company paid for the acquisition of DHI using cash and cash equivalents on hand and borrowed $75.0 million under the Senior Credit Facility. Included in the Consolidated Statements of Operations for the year ended December 31, 2010 is revenue and net income of $34.7 million and $0.4 million, respectively, related to the operations of DHI since the acquisition. Net income of $0.4 million includes the amortization of acquired intangibles and interest expense on the borrowing under the Company’s Senior Credit Facility.

The purchase price of DHI is allocated to the underlying net assets acquired and liabilities assumed based on their respective fair values as of February 19, 2010 with any excess purchase price allocated to goodwill. The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed as of December 31, 2010 was as follows:

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

The change in goodwill during the year ended December 31, 2010 was as follows:

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

(in thousands)	Fair value	Weighted-average amortization period (years)
Purchased technology	$46,570	8.0
Customer relationships	5,450	8.0
In-process research and development	2,110	N/A
Patents and trademarks	1,390	15.0

Total	$55,520

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

	Year ended December 31,
(in thousands, except per share data)	2010	2009
Pro forma total revenues	$119,044	$213,336

Pro forma net (loss) income	$(13,989)	$35,318

Pro forma basic net (loss) earnings per share(1)	$(0.49)	$1.18

Pro forma diluted net (loss) earnings per share(1)	$(0.49)	$1.16

(1)	Included in the pro forma $0.49 net loss per share for the year ended December 31, 2010 is $5.3 million of transaction expenses relating to the acquisition of DHI, which contributed $0.11 to the pro forma net loss per share.

Note 11. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2011
Total revenues	$59,595	$27,509	$33,108	$38,391
Cost of sales (excludes amortization of intangible assets)	20,043	12,540	14,996	15,286
Gross profit (1)	37,882	13,299	16,442	21,448
Total costs and expenses	41,647	32,612	34,352	36,252
Net income (loss)	11,448	(3,660)	(1,113)	958
Basic and diluted net earnings (loss) per share (3)	0.35	(0.11)	(0.03)	0.03
2010
Total revenues	$28,379	$25,026	$28,225	$31,709
Cost of sales (excludes amortization of intangible assets)	13,353	12,636	12,807	13,811
Gross profit (2)	14,172	10,828	13,699	16,179
Total costs and expenses	32,194	32,556	31,574	32,304
Net loss	(2,517)	(2,467)	(5,861)	(426)
Basic and diluted net loss per share (3)	(0.09)	(0.09)	(0.21)	(0.02)

(1)	Included in 2011 quarterly gross profit is amortization of intangible assets of $1,670, $1,670, $1,670 and $1,657 for the first, second, third and fourth quarters, respectively.
(2)	Included in 2010 quarterly gross profit is amortization of intangible assets of $854, $1,562, $1,719 and $1,719 for the first, second, third and fourth quarters, respectively.
(3)	Due to the computation of earnings (loss) per share, the sum of the quarterly amounts may not equal the full-year results.

SCHEDULE II

QUIDEL CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Additions
Description	Balance at beginning of period	Charges to costs and expenses(1)	Charges to other accounts	Deductions(2)	Balance at end of period
Year ended December 31, 2011:
Accounts receivable allowance	$1,882	$7,909	$—	$7,831	$1,960
Year ended December 31, 2010:
Accounts receivable allowance	$3,337	$4,461	$—	$5,916	$1,882
Year ended December 31, 2009:
Accounts receivable allowance	$1,512	$9,695	$—	$7,870	$3,337

(1)	Represents charges associated primarily to accruals for early payment discounts, contract rebates and bad debt.
(2)	The deductions represent actual charges against the accrual described above.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 10, 2010, by and among Quidel Corporation, Fairway Acquisition Corporation, Diagnostic Hybrids, Inc., and David R. Scholl, Ph.D., in his capacity as securityholder agent. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on January 11, 2010.)

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed on October 29, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2000.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q filed on October 29, 2010.)

4.2	Specimen stock certification. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed on August 31, 2010.)

10.1(1)	Registrant’s 1983 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed on July 27, 2007.)

10.2(1)	Registrant’s 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

10.3(1)	Registrant’s 1996 Non-Employee’s Director Plan. (Incorporated by reference to Registrant’s Proxy Statement filed on September 27, 1996.)

10.4(1)	Registrant’s 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed on July 27, 2007.)

10.5(1)	Registrant’s Amended and Restated 2001 Equity Incentive Plan, effective as of May 12, 2009. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 18, 2009.)

10.6(1)	Quidel Corporation 2010 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 2, 2010.)

10.7(1)	Form of Notice of Grant of Award and Award Agreement for Quidel Corporation 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2010.)

10.8(1)	Form of Restricted Stock Award Agreement for Quidel Corporation 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2010.)

10.9	Settlement Agreement effective April 1, 1997 between the Registrant and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended March 31, 1997.)

10.10	Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended March 31, 1997.)

10.11	Settlement Agreement dated April 27, 2005 between the Registrant and Inverness Medical Innovations, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 3, 2005.)

10.12	Second Amendment to Quidel/Inverness Settlement Agreement dated September 27, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 28, 2011.)

10.13	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on January 4, 2000.)

10.14	Second Amendment to Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 29, 2009.)

Exhibit Number	Description

10.15	Form of Indemnification Agreement—Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 23, 2005.)

10.16(1)	Employment Agreement, dated as of January 16, 2009, between Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.17(1)	Stock Option Agreement, dated as of January 16, 2009, between Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.18(1)	Restricted Stock Agreement, dated as of January 16, 2009, between Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.19(1)	Agreement Re: Change in Control, dated as of January 16, 2009, between Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.20(1)	Employment Offer Letter, entered into on June 5, 2008, between Registrant and Robert J. Bujarski. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 6, 2008.)

10.21(1)	Agreement Re: Change in Control, entered into on June 5, 2008, between Registrant and Robert J. Bujarski. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 6, 2008.)

10.22(1)	Randall Steward Employment Offer Letter, dated as of September 12, 2011. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 21, 2011.)

10.23(1)	Agreement Re: Change in Control, dated as of September 19, 2011, between Registrant and Randall Steward. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 21, 2011.)

10.24(1)	Transition Agreement, dated as of October 18, 2011, between Registrant and John Radak. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 21, 2011.)

10.25(1)	Employment Offer Letter, dated May 9, 2011, between Registrant and Mark W. Smits. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 3, 2011.)

10.26(1)	Agreement Re: Change in Control, entered into on May 11, 2011, between Registrant and Mark W. Smits. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 3, 2011.)

10.27(1)	Agreement Re: Change in Control, entered into on June 25, 2007, between Registrant and Scot M. McLeod. (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on June 26, 2007.)

10.28(1)	Amendment of Agreement Re: Change in Control, dated December 31, 2007, between Registrant and Scot M. McLeod. (Incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K filed on January 3, 2008.)

10.29(1)	Change in Control Agreement dated July 19, 2004 between Registrant and Michael J. Beck. (Incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-Q for the quarter ended June 30, 2004.)

10.30(1)	Amendment of Agreement Re: Change in Control, dated December 31, 2007, between Registrant and Michael J. Beck. (Incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed on January 3, 2008.)

10.31(1)	Agreement Re: Change in Control, entered into on November 7, 2008, between Registrant and John D. Tamerius, Ph.D. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 7, 2008.)

10.32(1)	Employment Offer Letter, dated June 22, 2009, between Registrant and Timothy T. Stenzel. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on October 21, 2009.)

10.33(1)	Agreement Re: Change in Control, entered into on September 1, 2009, between Registrant and Timothy T. Stenzel. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed on October 21, 2009.)

10.34(1)	Q4 2010 Employee Deferred Compensation Program for Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 8, 2010.)

10.35(1)	2011 Employee Deferred Bonus Compensation Program for Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 17, 2010.)

Exhibit Number	Description

10.36(1)	2011 Leadership Incentive Compensation Plan (Cash) for Registrant. (Incorporated by reference to Exhibit 10.39 to Registrant’s Form 10-K filed on February 25, 2011.)

10.37(1)	2011 Equity Incentive Plan Grants to Registant’s Executive Officers. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 7, 2011.)

10.38(1)	2011 Annual Base Salaries for Registrant’s Executive Officers, effective as of February 28, 2011. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on March 7, 2011.)

10.39	Credit Agreement, by and among Registrant, as Borrower, each lender from time to time party thereto (collectively, “Lenders” and individually, a “Lender”) and Bank of America, N.A., as Agent, Swing Line Lender and L/C Issuer, dated as of October 8, 2008. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on July 23, 2009.)

10.40	Security Agreement by and among Registrant, as Borrower, direct and indirect domestic subsidiaries of Borrower, each additional grantor that may become a party thereto and Bank of America, N.A., as Agent, dated as of October 8, 2008. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed on July 23, 2009.)

10.41	First Amendment to Credit Agreement and to Security Agreement, dated as of February 19, 2010, by and among the Registrant, the lenders on the signature pages thereof, Bank of America, N.A., as agent for the lenders, and each of the Guarantors listed on the signature pages thereof. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 19, 2010.)

10.42	Second Amendment to Credit Agreement, dated as of September 27, 2010, by and among Registrant, the financial institutions listed on the signature pages thereof and Bank of America, N.A., as agent for the lenders, and each of the guarantors listed on the signature pages thereof. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 29, 2010.)

10.43	Third Amendment to Credit Agreement, dated as of September 21, 2011, by and among Registrant, the financial institutions listed on the signature pages thereof and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on October 27, 2011.)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Extension Definition Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	Filed / furnished herewith
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
(1)	Indicates a management plan or compensatory plan or arrangement.