Form 10-Q
period 2012-06-30
QUIDEL CORP /DE/
filed 2012-07-27
CIK 353569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 25, 2012, 33,122,601 shares of common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value; unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$19,879	$61,332
Accounts receivable, net	12,781	14,646
Inventories	17,113	14,654
Deferred tax asset—current	10,681	10,681
Income tax receivable	136	167
Prepaid expenses and other current assets	3,859	3,246

Total current assets	64,449	104,726
Property and equipment, net	29,076	28,086
Goodwill	71,013	71,013
Intangible assets, net	66,863	73,830
Other non-current assets	1,110	1,239

Total assets	$232,511	$278,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,734	$5,001
Accrued payroll and related expenses	4,436	5,377
Accrued royalties	391	15,093
Current portion of lease obligation	353	329
Other current liabilities	3,039	7,126

Total current liabilities	12,953	32,926
Long term debt	19,000	42,000
Lease obligation, net of current portion	5,763	5,947
Deferred tax liability—non-current	5,361	7,040
Income taxes payable	4,667	4,667
Other non-current liabilities	1,011	928
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 33,108 and 33,276 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	33	33
Additional paid-in capital	176,471	175,030
Retained earnings	7,252	10,323

Total stockholders’ equity	183,756	185,386

Total liabilities and stockholders’ equity	$232,511	$278,894

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total revenues	$30,858	$27,509	$68,818	$87,104
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1,438, $1,670, $2,876 and $3,340, respectively)	14,008	12,540	28,816	32,583
Research and development	6,844	6,216	15,348	13,676
Sales and marketing	7,677	6,254	14,213	12,509
General and administrative	5,129	5,827	11,053	11,940
Amortization of intangible assets from acquired businesses and technology	1,719	1,775	3,437	3,551

Total costs and expenses	35,377	32,612	72,867	74,259

Operating (loss) income	(4,519)	(5,103)	(4,049)	12,845
Other (expense) income
Interest income	9	57	27	109
Interest expense	(292)	(499)	(699)	(1,154)

Total other expense	(283)	(442)	(672)	(1,045)

(Loss) income before taxes	(4,802)	(5,545)	(4,721)	11,800
(Benefit) provision for income taxes	(1,680)	(1,885)	(1,650)	4,012

Net (loss) income	$(3,122)	$(3,660)	$(3,071)	$7,788

Basic (loss) earnings per share	$(0.09)	$(0.11)	$(0.09)	$0.24
Diluted (loss) earnings per share	$(0.09)	$(0.11)	$(0.09)	$0.23
Shares used in basic per share calculation	32,946	32,900	33,008	32,675
Shares used in diluted per share calculation	32,946	32,900	33,008	32,982

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six months ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net (loss) income	$(3,071)	$7,788
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other	10,862	6,765
Loss on disposal of assets	14	2
Stock-based compensation expense	3,595	4,128
Change in deferred tax assets and liabilities	(1,679)	3,533
Changes in assets and liabilities:
Accounts receivable	1,865	2,607
Inventories	(2,459)	2,471
Income tax receivable	31	7,847
Prepaid expenses and other current assets	(764)	169
Accounts payable	(567)	(1,241)
Accrued payroll and related expenses	(1,069)	1,192
Accrued royalties	14	(535)
Income taxes payable	—	(108)
Other current and non-current liabilities	(2,506)	(437)

Net cash provided by operating activities	4,266	34,181

INVESTING ACTIVITIES:
Acquisitions of property and equipment	(3,985)	(2,257)
Acquisitions of intangibles	(15,165)	(701)
Proceeds from sale of fixed assets	115	—

Net cash used for investing activities	(19,035)	(2,958)

FINANCING ACTIVITIES:
Payments on lease obligation	(160)	(136)
Purchases of common stock	(3,387)	(625)
Payments on line of credit	(23,000)	(30,000)
Payments on note payable to state agency	(1,498)	—
Issuance of common stock, net of cancellations	1,361	58,815
Other	—	(769)

Net cash (used for) provided by financing activities	(26,684)	27,285

Net (decrease) increase in cash and cash equivalents	(41,453)	58,508
Cash and cash equivalents, beginning of period	61,332	6,788

Cash and cash equivalents, end of period	$19,879	$65,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$699	$1,154

Cash paid during the period for income taxes	$—	$120

NON-CASH INVESTING ACTIVITIES:
Purchase of capital equipment by incurring current liabilities	$300	$156

NON-CASH FINANCING ACTIVITIES:
Reduction of other non-current assets upon issuance of common stock	$—	$478

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company reclassified patent and trademark expenses of $0.2 million and $0.6 million from research and development expense to general and administrative expense on the Consolidated Statements of Operations for the three and six months ended June 30, 2011, respectively. The Company reclassified stock-based compensation expense of $0.4 million from accrued payroll and related expenses to stock-based compensation expense on the Consolidated Statements of Cash Flows for the six months ended June 30, 2011. The Company reclassified the change in other non-current assets from financing activities to operating activities of $28,000 on the Consolidated Statements of Cash Flows for the six months ended June 30, 2011. For the six months ended June 30, 2011, the Company changed reported earnings per share per the Consolidated Statements of Operations to calculate using the two-class method, and, consequently, diluted earnings per share decreased by $0.01 to $0.23 per share. For the six months ended June 30, 2011, the Company reclassified a reduction of other non-current assets upon issuance of common stock of $0.5 million from cash provided by financing activities to non-cash financing activities on the Consolidated Statements of Cash flows.

The information at June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, is unaudited. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K. Subsequent events have been evaluated up to and including the date these financial statements were issued. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.

For 2012 and 2011, the Company’s fiscal year will or has ended on December 30, 2012 and January 1, 2012, respectively. For 2012 and 2011, the Company’s second quarter ended on July 1, 2012 and July 3, 2011, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and six month periods ended June 30, 2012 and 2011 both included 13 and 26 weeks, respectively.

Note 2. Comprehensive (loss) income

Net (loss) income is equal to comprehensive (loss) income for the three and six months ended June 30, 2012 and 2011, respectively. During the first quarter ended March 31, 2012, the Company adopted Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.

Note 3. Computation of Earnings Per Share

Diluted net income per share is reported based on the more dilutive of the treasury stock or the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. The Company’s unvested restricted stock awards and certain unvested restricted stock units meet the definition of participating securities. Basic net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. For the three months ended June 30, 2012 and 2011, and the six months ended June 30, 2012 and 2011, 1.3 million, 1.9 million, 1.5 million, and 2.0 million shares were excluded from the calculation of diluted (loss) earnings per share (“EPS”) as their effect was anti-dilutive, respectively. For the three and six months ended June 30, 2012 and the three months ended June 30, 2011 there were no differences between the number of common shares used for the basic and diluted EPS computations as they were periods in which the Company incurred a net loss. Due to the fact that the holders of participating securities are not contractually required to share in

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. Computation of Earnings Per Share (Continued)

the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to participating securities was made for periods in which the Company incurred a net loss.

The following table sets forth the computation of basic and diluted EPS for the six months ended June 30, 2011 (in thousands, except per share amounts):

2011
Basic net income per share:
Net income	$7,788
Less: income allocated to participating securities	(71)

Net income allocated to common stockholders	$7,717

Weighted average common shares outstanding — basic	32,675

Net income per share — basic	$0.24

Diluted net income per share:
Net income	$7,788
Less: income allocated to participating securities	(71)

Net income allocated to common stockholders	$7,717

Weighted average common shares outstanding — basic	32,675
Dilutive securities	307

Weighted average common shares outstanding — diluted	32,982

Net income per share — diluted	$0.23

Note 4. Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$5,376	$5,239
Work-in-process (materials, labor and overhead)	5,448	3,632
Finished goods (materials, labor and overhead)	6,289	5,783

	$17,113	$14,654

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 5. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued liability for technology licenses	$835	$863
Customer incentives	749	2,352
Accrued interest – income taxes	491	491
Customer prepayments	49	202
Current portion of note payable to state agency	—	1,498
Other	915	1,720

	$3,039	$7,126

Note 6. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 35.0% and 34.0%, respectively. The Company recognized an income tax benefit of $1.7 million and an income tax expense of $4.0 million for the six months ended June 30, 2012 and 2011, respectively. The difference between the June 30, 2012 and June 30, 2011 effective tax rate is primarily due to the exclusion of the federal research and development tax credit due to the expiration of the statute.

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

Note 7. Line of Credit

The Company currently has a $120.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on October 8, 2013. The Senior Credit Facility bears interest at the lower of either the Eurodollar rate or base rate. The Eurodollar rate is equal to the Eurodollar rate plus the applicable rate, and the base rate is equal to the higher of the federal funds rate plus one-half of one percent plus the applicable rate, or the lenders prime rate. The applicable rate is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 1.50% to 2.75% for Eurodollar rate loans and from 0.50% to 1.75% for base rate loans (weighted average interest rate of 1.75% at June 30, 2012). The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. The Company is also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation and amortization) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3.5:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company. As of June 30, 2012, the Company had $60.6 million available under the Senior Credit Facility. The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility and its funded debt to adjusted EBITDA ratio. As of June 30, 2012, the Company had $19.0 million outstanding under the Senior Credit Facility. As of June 30, 2012, the Company was in compliance with all financial covenants.

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 8. Stockholders’ Equity

During the six months ended June 30, 2012, 132,205 shares of restricted stock were awarded, 3,684 shares of restricted stock were cancelled, 25,731 shares of common stock were issued due to the exercise of stock options and 23,442 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $1.4 million. Additionally, during the six months ended June 30, 2012, 231,704 shares of outstanding common stock were repurchased for approximately $3.4 million, which primarily included shares repurchased under the Company’s previously announced share repurchase program, but also included 31,304 shares repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock awards during the six months ended June 30, 2012. There was approximately $22.1 million remaining under the Company’s share repurchase program as of June 30, 2012.

Note 9. Stock-Based Compensation

The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of sales	$0.1	$0.2	$0.3	$0.3
Research and development	0.3	0.2	0.6	0.5
Sales and marketing	0.2	0.1	0.2	0.1
General and administrative	1.1	1.5	2.5	3.2

	$1.7	$2.0	$3.6	$4.1

Total compensation expense recognized for the three months ended June 30, 2012 and 2011 includes $1.1 million and $1.2 million related to stock options and $0.6 million and $0.8 million related to restricted stock, respectively. Total compensation expense recognized for the six months ended June 30, 2012 and 2011 includes $2.1 million and $2.6 million related to stock options and $1.5 million and $1.5 million related to restricted stock, respectively. As of June 30, 2012, total unrecognized compensation expense related to non-vested stock options was $5.9 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years. As of June 30, 2011, total unrecognized compensation expense related to non-vested restricted stock was $2.7 million. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and six months ended June 30, 2012 and 2011.

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 9. Stock-Based Compensation (Continued)

	Six months ended June 30,
	2012	2011
Expected option life (in years)	5.57	5.22
Volatility rate	0.46	0.47
Risk-free interest rate	0.74%	2.10%
Dividend rate	0%	0%

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2012 and 2011 was $6.51 and $5.72, respectively. The Company granted 621,705 and 511,257 stock options during the six months ended June 30, 2012 and 2011, respectively. The weighted-average grant date fair value of restricted stock granted during the six months ended June 30, 2012 and 2011 was $15.45 and $13.30, respectively. The Company granted 132,205 and 204,113 shares of restricted stock during the six months ended June 30, 2012 and 2011, respectively. The grant date fair value of restricted stock is determined based on the closing market price of the Company’s common stock on the grant date.

Note 10. Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented $10.4 million (15%) and $9.2 million (11%) of total revenue for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, balances due from foreign customers were $2.2 million and $4.8 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Six months ended June 30,
	2012	2011
Customer:
A	15%	15%
B	4%	12%

	19%	27%

As of June 30, 2012, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $2.9 million while, at December 31, 2011, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $5.5 million.

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

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 11. Commitments and Contingencies (Continued)

The Amendment, which was effective as of April 1, 2011, amended certain royalty and other provisions in the Agreement and enabled the Company to “buy-down” and “buy-out” its future royalty obligation under the Agreement for payments totaling $29.5 million. Under the Amendment, the Company made an initial cash payment of $13.8 million to Alere in September 2011 in connection with a buy-down of the Company’s royalty obligations for the period beginning July 1, 2011. In addition, the Company exercised its buy-out right for any remaining future royalty obligation by exercising the Royalty Termination Option (as defined in the Amendment) in January 2012, thereby terminating the Company’s obligation to pay future royalties under the Agreement in exchange for a fixed cash payment in the amount of $15.7 million less $1.0 million of specified third quarter 2011 royalties. This amount was paid in February 2012.

In conjunction with Financial Accountings Standards Board Accounting Standard Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), the Company assigned $28.8 million to the licensed technology and $0.7 million as a one-time charge to cost of sales. In determining the fair value allocation between the intangible asset licensed technology and the one-time charge to cost of sales, the Company assessed the past and estimated future revenue streams related to present and future products that use the patents that are subject to the Amendment. The effective life and related amortization of the licensed technology will be based on the higher of the percentage of usage or the straight-line method. This percentage of usage will be determined using the revenues generated from products covered by the patents that are subject to the Amendment. The terms of the Amendment provide for an estimated useful life of 3.5 years for this asset. The Company recorded $1.7 million and $3.8 million of amortization expense included as a portion of cost of sales in the three and six months ended June 30, 2012, respectively.

The Company has entered into various other licensing agreements, which largely require royalty payments based on specified product sales as well as the achievement of specified milestones. In addition to the royalty agreement noted above, the Company has other licensing arrangements which require royalty payments based on specific product sales. The Company had royalty expenses relating to those agreements of approximately $0.2 million and $0.4 million for the three months ended June 30, 2012 and 2011 and $0.5 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.

Legal

The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. At June 30, 2012 and December 31, 2011, the Company had $0.8 million accrued as a liability for various legal matters where the Company deemed the liability probable and estimable.

Note 12. Lease Obligation

During 1999, the Company completed a sale and leaseback transaction of its San Diego facility. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under the guidance in ASC Topic 840-40, Accounting for Sales of Real Estate. The assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company will amortize the lease obligation over this new term. The amount of the monthly rental payments remain the same under the amendment. In addition, the Company has the option to purchase the general partner’s interest in the partnership in January 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership of approximately $0.6 million for each of the six months ended June 30, 2012 and 2011.

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

As of June 30, 2012 and December 31, 2011, the carrying amount of the Company’s Senior Credit Facility approximates fair value because it has a variable interest rate that reflects market changes to interest rates and changes in the Company’s leverage ratio. As of June 30, 2012 and December 31, 2011, the Company used Level 2 inputs to determine the fair value of its Senior Credit Facility. As of June 30, 2012 and December 31, 2011, the carrying amount of the Company’s cash equivalents approximates fair value. Cash equivalents primarily consisted of funds held in a money market account. As of June 30, 2012 and December 31, 2011, fair value of cash equivalents was determined based on Level 1 inputs.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.

Future Uncertainties and Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality, the timing of onset, length and severity of cold and flu seasons, the level of success in executing on our strategic initiatives, our reliance on sales of our influenza diagnostic tests, uncertainty surrounding the detection of novel influenza viruses involving human specimens, our ability to develop new products and technology, adverse changes in the competitive and economic conditions in domestic and international markets, our reliance on and actions of our major distributors, technological changes and uncertainty with research and technology development, including any future molecular-based technology, the medical reimbursement system currently in place and future changes to that system, manufacturing and production delays or difficulties, adverse regulatory actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”), compliance with FDA and environmental regulations, our ability to meet unexpected increases in demand for our products, our ability to execute our growth strategy, including the integration of new companies or technologies, disruptions in the global capital and credit markets, our ability to hire key personnel, intellectual property, product liability, environmental or other litigation, potential required patent license fee payments not currently reflected in our costs, potential inadequacy of booked reserves and possible impairment of goodwill, and lower than anticipated acceptance, sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the upcoming fiscal year, including projections about our revenue, gross margins, expenses, and net earnings; projected capital expenditures for the upcoming fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; the future impact of deferred tax assets or liabilities; the expected vesting periods of unrecognized compensation expense; and our intention to maintain our emphasis on research and development and continue to evaluate technology and Company acquisition opportunities and the source of funds for such investments. The risks described under “Risk Factors” in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto beginning on page 3 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.

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

Outlook

We anticipate revenue growth over the next six months as compared to the same six month period in the prior year and a related positive impact on gross margin and net earnings. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines and technologies, as well as, company acquisitions.

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Total Revenues

The following table compares total revenues for the three months ended June 30, 2012 and 2011 (in thousands, except percentages):

	For the three months ended June 30,		Increase (Decrease)
	2012	2011	$	%
Infectious disease net product sales	$18,758	$15,249	$3,509	23%
Women’s health net product sales	8,658	8,426	232	3%
Gastrointestinal disease net product sales	1,575	1,817	(242)	(13)%
Other net product sales	1,427	1,427	—	—
Royalty, license fees and grant revenue	440	590	(150)	(25)%

Total revenues	$30,858	$27,509	$3,349	12%

While the 2011/2012 cold and flu season was relatively weak, the late onset continued into the second quarter of 2012 driving the revenue growth of our infectious disease products including influenza, Group A Strep, and DFA respiratory. Revenues in other product categories remained relatively constant period over period.

The revenue from our royalty, license fees and grant revenue category for all periods primarily relates to royalty payments earned on our patented technologies utilized by third parties.

Cost of Sales

Cost of sales was $14.0 million, or 45% of total revenues for the three months ended June 30, 2012, compared to $12.5 million, or 46% of total revenues for the three months ended June 30, 2011. The absolute dollar increase in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 12% increase in total revenues.

Operating Expenses

The following table compares operating expenses for the three months ended June 30, 2012 and 2011 (in thousands, except percentages):

	For the three months ended June 30,
	2012		2011		Increase (Decrease)
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	$	%
Research and development	$6,844	22%	$6,216	23%	$628	10%
Sales and marketing	7,677	25%	6,254	23%	1,423	23%
General and administrative	5,129	17%	5,827	21%	(698)	(12)%
Amortization of intangible assets from acquired businesses and technology	1,719	6%	1,775	6%	(56)	(3)%

Research and Development Expense

Research and development expense increased primarily due to increased development efforts associated with the creation of additional diagnostic products including clinical trial costs for these products for the three months ended June 30, 2012. Key components contributing to this increase are personnel costs, outside services, clinical trials and laboratory supplies and materials.

Sales and Marketing Expense

Sales and marketing expense increased due to additional investments in our sales organization, including an increase in personnel and corresponding travel and training costs. Other key components of this expense relate to continued investment in existing products and customer marketing programs.

General and Administrative Expense

The decrease in general and administrative expenses is primarily due to a decrease in the incentive compensation accrual for the three months ended June 30, 2012.

Amortization of Intangible Assets from Acquired Businesses and Technology

Amortization of intangible assets from acquired businesses and technology consists primarily of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisition of Diagnostic Hybrids, Inc. (“DHI”).

Other Income (Expense)

The decrease in interest expense is related to a decrease in the average debt outstanding under our Senior Credit Facility for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.

Income Taxes

Our effective tax rate for the three months ended June 30, 2012 and 2011 was 35.0% and 34.0%, respectively. We recognized an income tax benefit of $1.7 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively. The difference between the June 30, 2012 and June 30, 2011 effective tax rate is primarily due to the exclusion of the federal research and development tax credit due to the expiration of the statute.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Total Revenues

The following table compares total revenues for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	For the six months ended June 30,		Increase (Decrease)
	2012	2011	$	%
Infectious disease net product sales	$45,113	$62,898	$(17,785)	(28)%
Women’s health net product sales	16,917	16,412	505	3%
Gastrointestinal disease net product sales	3,186	3,536	(350)	(10)%
Other net product sales	2,726	3,019	(293)	(10)%
Royalty, license fees and grant revenue	876	1,239	(363)	(29)%

Total revenues	$68,818	$87,104	$(18,286)	(21)%

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

Cost of Sales

Cost of sales decreased 12% to $28.8 million, or 42% of total revenues for the six months ended June 30, 2012, compared to $32.6 million, or 37% of total revenues for the six months ended June 30, 2011. The absolute dollar decrease in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 21% decrease in total revenues. The increase in cost of sales as a percent of total revenue is primarily due to a shift in product mix as flu volume was lower in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 because of a weak 2011/2012 cold and flu season.

Operating Expenses

The following table compares operating expenses for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	For the six months ended June 30,				Increase (Decrease)
	2012		2011
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	$	%
Research and development	$15,348	22%	$13,676	16%	$1,672	12%
Sales and marketing	14,213	21%	12,509	14%	1,704	14%
General and administrative	11,053	16%	11,940	14%	(887)	(7)%
Amortization of intangible assets from acquired businesses and technology	3,437	5%	3,551	4%	(114)	(3)%

Research and Development Expense

Research and development expense increased primarily due to increased development efforts associated with the creation of additional diagnostic products including clinical trial costs for these products for the six months ended June 30, 2012. Other key components contributing to this increase are personnel costs, outside services, clinical trials and laboratory supplies and materials.

Sales and Marketing Expense

Sales and marketing expense increased due to additional investments in our sales organization, including an increase in personnel and corresponding travel and training costs. Other key components of this expense relate to continued investment in existing products and customer marketing programs.

General and Administrative Expense

The decrease in general and administrative expenses is primarily due to a decrease in the incentive compensation accrual for the six months ended June 30, 2012.

Amortization of Intangible Assets from Acquired Businesses and Technology

Amortization of intangible assets from acquired businesses and technology consists primarily of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisition of DHI.

Other Income (Expense)

The decrease in interest expense is related to a decrease in the average debt outstanding under our Senior Credit Facility for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.

Income Taxes

The effective tax rate for the six months ended June 30, 2012 and 2011 was 35.0% and 34.0%, respectively. The Company recognized tax benefit of $1.7 million and a tax expense of $4.0 million for the six months ended June 30, 2012 and 2011, respectively. The difference between the June 30, 2012 and June 30, 2011 effective tax rate is primarily due to the exclusion of the federal research and development tax credit due to the expiration of the statue.

Liquidity and Capital Resources

As of June 30, 2012, our principal sources of liquidity consisted of $19.9 million in cash and cash equivalents, and $60.6 million available to us under our Senior Credit Facility, which can fluctuate from time to time due to, among other factors, our funded debt to adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) ratio. Our working capital as of June 30, 2012 was $51.5 million.

Cash provided by operating activities was $4.3 million during the six months ended June 30, 2012. We had a net loss of $3.1 million, including non-cash charges of $14.5 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation. Other changes in operating assets and liabilities included an increase in inventory of $2.5 million and a decrease in other accrued liabilities of $2.5 million. The changes are related to the seasonal nature of our business. Cash provided by operating activities was $34.2 million during the six months ended June 30, 2011. We had net earnings of $7.8 million, including non-cash charges of $10.9 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation during the six months ended June 30, 2011. Other changes in operating assets and liabilities included a decrease in accounts receivable, inventory and income tax receivable of $2.6 million, $2.5 million and $7.8 million, respectively. The decrease in accounts receivable and inventory are related to the seasonal nature of our business, while the decrease in income tax receivable is due to a tax refund during the quarter.

Our investing activities used $19.0 million during the six months ended June 30, 2012 primarily related to the acquisition of intangibles associated with our exercise of a buyout clause under the Alere Amendment. During the six months ended June 30, 2012, we exercised the buy-out right under the Alere Amendment, which allowed us to buy-out any remaining future royalty obligation for a fixed cash payment in the amount of $15.7 million less $1.0 million of specified third quarter 2011 royalties. In addition, we used cash for investing activities associated with the acquisition of production and scientific equipment, and building improvements during the six months ended June 30, 2012. Our investing activities used $3.0 million during the six months ended June 30, 2011 primarily related to the acquisition of production and scientific equipment, and building improvements.

We are planning approximately $5.4 million in capital expenditures for the remainder of 2012. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, implement facility improvements, and for the purchase or development of information technology. We plan to fund these capital expenditures with cash flow from operations and other available sources of liquidity. We have $2.3 million in firm purchase commitments with respect to such planned capital expenditures as of the date of filing this report.

Cash used for financing activities of $26.7 million during the six months ended June 30, 2012 was primarily related to repayments under our Senior Credit Facility of $23.0 million, and repurchases of 200,400 shares of our common stock under our share repurchase program at a cost of approximately $2.9 million. Our financing activities generated $27.3 million of cash during the six months ended June 30, 2011. This was primarily related to proceeds from the sale of our common stock, partly offset by repayments made under the Senior Credit Facility, both occurring during the first quarter of 2011.

We currently have a $120.0 million Senior Credit Facility, which matures on October 8, 2013. The Senior Credit Facility bears interest at the lower of either the Eurodollar rate or base rate. The Eurodollar rate is equal to the Eurodollar rate plus the applicable rate, and the base rate is equal to the higher of the federal funds rate plus one-half of one percent plus the applicable rate, or the lenders prime rate. The applicable rate is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 1.50% to 2.75% for Eurodollar rate loans and from 0.50% to 1.75% for base rate loans (weighted average interest rate of 1.75% at June 30, 2012). The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on annual capital expenditures. We are also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation and amortization) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3.5:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all of our present and future assets and properties. As of June 30, 2012, we had $60.6 million available under the Senior Credit Facility. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and our funded debt to adjusted EBITDA ratio. As of June 30, 2012, we had $19.0 million outstanding under the Senior Credit Facility. As of June 30, 2012, we were in compliance with all financial covenants.

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

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any relationships or other arrangements with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 was effective for us beginning in fiscal year 2012. The adoption did not have an impact on our consolidated financial statements.

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

Interest Rate Risk

The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. We had $19.0 million outstanding under our Senior Credit Facility at June 30, 2012. The weighted average interest rate on these borrowings is currently 1.75%. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $0.2 million. Based on our market risk sensitive instruments outstanding at June 30, 2012, we have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of such date.

Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of June 30, 2012, our cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.

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

Evaluation of disclosure controls and procedures:    We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting:    There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2012:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April	—	$—	—	$22,081,000
May	—	—	—	22,081,000
June	—	—	—	22,081,000

Total	—	$—	—	$22,081,000

(1)	On November 28, 2011, we announced that our Board of Directors authorized us to repurchase up to an aggregate of $25.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire on November 8, 2013 unless extended by our Board of Directors.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2012.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

10.1(1)	Amended and Restated 2010 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s 2012 Definitive Proxy Statement filed on April 6, 2012.)

10.2(1)	Amended and Restated 1983 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B to the Registrant’s 2012 Definitive Proxy Statement filed on April 6, 2012.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
(1)	Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2012	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2012.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2010.)

10.1(1)	Amended and Restated 2010 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Registrant’s 2012 Definitive Proxy Statement filed on April 6, 2012.)

10.2(1)	Amended and Restated 1983 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B to the Registrant’s 2012 Definitive Proxy Statement filed on April 6, 2012.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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