Form 10-K
period 2012-12-31
QUIDEL CORP /DE/
filed 2013-02-22
CIK 353569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $441,723,475 based on the closing sale price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 14, 2013, 33,489,582 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(To the Extent Indicated Herein)

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2013 Annual Meeting of Stockholders (to be held on May 14, 2013) are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

A Warning About Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, seasonality; the timing of onset, length and severity of cold and flu seasons; the level of success in executing on our strategic initiatives; our reliance on sales of our influenza diagnostic tests; uncertainty surrounding the detection of novel influenza viruses involving human specimens; our ability to develop new products and technology; adverse changes in the competitive and economic conditions in domestic and international markets; our reliance on and actions of our major distributors; technological changes and uncertainty with research and technology development, including any future molecular-based technology; the medical reimbursement system currently in place and future changes to that system; manufacturing and production delays or difficulties; adverse regulatory actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”); compliance with FDA and environmental regulations; our ability to meet unexpected increases in demand for our products; our ability to execute our growth strategy, including the integration of new companies or technologies; disruptions in the global capital and credit markets; our ability to hire key personnel; intellectual property, product liability, environmental or other litigation; potential required patent license fee payments not currently reflected in our costs; adverse changes in our international markets, potential inadequacy of booked reserves and possible impairment of goodwill; and lower than anticipated acceptance, sales or market penetration of our new products. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Annual Report include, among others, statements concerning: our outlook for the upcoming fiscal year, including projections about our revenue, gross margins, expenses, and the effective tax rate; projected capital expenditures for the upcoming fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; the future impact of deferred tax assets or liabilities; the expected vesting periods of unrecognized compensation expense; and our intention to continue to evaluate technology and Company acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Annual Report and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report. The following should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto beginning on page F-1 of this Annual Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.

Part I

Item 1. Business

All references to “we,” “our,” and “us” in this Annual Report refer to Quidel Corporation and its subsidiaries.

Overview

We have a leadership position in the development, manufacturing and marketing of rapid diagnostic testing solutions. These diagnostic testing solutions primarily include applications in infectious diseases, women’s health and gastrointestinal diseases. We sell our products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, leading universities, retail clinics and wellness screening centers. We market our products in the United States through a network of national and regional distributors, and a direct sales force. Internationally, we sell and market primarily in Japan and Europe through distributor arrangements.

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

Business Strategy

Our primary objective is to build a broader-based diagnostic company, with products in market segments that are growing, and in which we have significant expertise and know-how, and, in doing so, to realize increased shareholder value.

Our diagnostic testing solutions are designed to provide specialized results that serve a broad range of customers, by addressing varying requirements of ease of use, reduced cost, increased test accuracy and reduced time to result. Our current approach to address this diagnostic continuum relative to our strategy is comprised of three parts:

•	Rapid point of care immunoassay tests for use in physician offices, hospital laboratories and emergency departments, retail clinics, and other urgent care settings;

•	direct fluorescent assays (“DFA”) and culture-based tests for the clinical virology laboratory; and

•	molecular diagnostic tests across a number of laboratory segments.

Our strategy to accomplish our primary objective includes the following:

•	leveraging our current infrastructure to develop and launch new lateral flow and DFA products such as additional assays for our FDA approved Sofia™ Analyzer;

•	developing a molecular diagnostics franchise that incorporates two distinct testing platforms, AmpliVue™ and Savanna™; and

•	strengthening our position with distribution partners and our customers to gain more emphasis on our products in the U.S. and abroad.

Our current initiatives to execute this strategy include the following:

•	continue to focus our research and development efforts on three areas:

•	new proprietary product platform development,

•	the creation of improved products and new products for existing markets and unmet clinical needs, and

•	pursuit of collaborations with other companies for new and existing products and markets that advance our differentiated strategy;

•	provide clinicians with validated studies that encompass the clinical efficacy and economic efficiency of our diagnostic tests for the professional market;

•	continue to focus on strengthening our market and brand leadership in infectious diseases and women’s health by acquiring and/or developing and introducing clinically superior diagnostic solutions;

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

Products

We provide diagnostic testing solutions under various brand names, including, among others, the following: QuickVue®, QuickVue+®, Quidel®, MicroVue™, FreshCells™ , D3 FastPoint™, Super E-Mix™, ELVIS®, Sofia™ , Quidel® Molecular, Amplivue®, and Thyretain®. Our diagnostic testing solutions address the following medical and wellness categories:

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

Multiplex Respiratory. Our cell culture and DFA detection solutions are used by reference laboratories, public health labs and acute care hospitals to detect seven major viral respiratory pathogens. Our proprietary cell culture platform R-Mix™ combined with our FDA cleared antibody kit D3® Ultra™ DFA, detects Influenza A and B, RSV, Adenovirus and Parainfluenza types 1, 2 and 3, with turn-around times between 16 and 48 hours. The same D3® Ultra DFA™ antibody kit can also be used for direct specimen testing for those viruses with turn-around times in less than 90 minutes. In 2009, we introduced a new FDA cleared technology called D3® FastPoint™ that detects eight viruses, with Human Metapnuemo Virus added to the testing menu. D3® FastPoint™ provides laboratories, in a direct specimen testing format, the ability to produce virus identification in less than 25 minutes from specimen receipt.

General Virology. We provide a wide variety of traditional cell lines, specimen collection devices, media and controls for use in laboratories that culture and test for normal human viruses. We provide cell-based products under the FreshCells™ brand in multiple different formats, including tubes, shell vials and multi-well plates.

Herpes and Herpes Family. Our proprietary engineered cell culture system, ELVIS® HSV, is an FDA cleared and highly sensitive system for the isolation and detection of Herpes Simplex Virus (“HSV”) types 1 and 2. Herpes is a widespread sexually transmitted infection with an HSV 2 prevalence rate of 16% of the population according to the Centers for Disease Control (“CDC”). We also provide a multiplex cell culture solution using a propriety cell platform called H&V-Mix ™ that is used to isolate HSV, Varicella Zoster Virus and Cytomegalovirus, all in the herpes family of viruses. Antibody detection and identification of each of these viruses can be performed with FDA cleared antibody products provided under the D3® DFA brand.

Sofia™ Analyzer. Sofia™ is the brand name for our update to include our next generation fluorescent immunoassay (“FIA”) system. The easy-to-use Sofia™ Analyzer, Sofia™ Influenza A+B FIA test, and Sofia™ Strep A FIA test combine unique software and fluorescent chemistry to yield an automatic, objective result that is readily available on the instrument’s screen, in a hard-copy printout, and in a transmissible electronic form that can network via a lab information system (“LIS”) to hospital and medical center databases. The Sofia™ FIA test employs advanced lateral flow and immunofluorescence technologies to provide enhanced performance for Influenza A and B, Strep A, RSV, and Legionella. The Sofia™ Analyzer provides for different operational modes to accommodate both small and large laboratories as well as other features designed to facilitate use in a variety of healthcare settings, including hospitals, medical centers, and small clinics. These features help ensure a reliable, objective, rapid and accurate diagnostic result.

•	In late 2011, we received 510(k) clearance from the FDA and the European Conformity Mark (“CE Mark”) in Europe for the sale of the Sofia™ Analyzer and the Sofia™ Influenza A+B FIA.

•	Also in 2011, we also received the CE Mark in Europe for the Sofia™ Strep A FIA test.

•	In 2012, we received the CE Mark in Europe for the Sofia™ Legionella FIA test and the Sofia™ RSV FIA test.

•	Also in 2012, we received CLIA Waiver for our Sofia™ Analyzer and the Sofia™ Influenza A+B FIA test.

Molecular Open Box. These assays run on the Applied Biosystems® 7500 Fast DX thermocycler or the Cepheid SmartCycler® thermocycler. They are the first of several planned Quidel® Molecular Real-Time PCR Assays that provide important benefits to the customer, including, among others, room temperature storage, reduced process time, and ready-to-use reagent configurations.

•	In 2011, we received 510(k) clearance and the CE Mark for the sale of the Quidel® Molecular Influenza A+B Real-Time RT-PCR Assay and the Quidel® Molecular Human Metapneumovirus (“hMPV”) Assay.

•	In 2012, we received CE Mark for our Molecular Diagnostic Test for RSV and hMPV.

•	In 2012, we received 510(k) clearance for our Quidel Molecular ™ Influenze A+B assay.

•	Also in 2012, we received CE Mark for our Direct Specimen Rapid PCR Test for Toxigenic Clostridium Difficile.

Molecular Amplivue® Hand-Held Molecular Diagnostic. For this assay, the detection of the pathogen is achieved using a hand-held, fully contained cassette that combines isothermal Helicase Dependent Amplification (HDA) with its lateral flow detection technology.

•	In 2012, we received 510(k) clearance and the CE Mark for Amplivue® Hand-Held Molecular Diagnostic Test for Clostridium Difficile.

POC Women’s Health

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

Enterovirus. Enteroviruses reproduce initially in the gastrointestinal tract before spreading to other organs such as the nervous system, heart and skin. Enteroviruses can also infect the respiratory tract. Enteroviruses such as Coxsackievirus A16 are referred to as Hand Foot and Mouth disease and commonly affect infants and children. Our indirect fluorescent antibody (IFA) products sold under the name Super E-Mix™ and D3 IFA Enterovirus kit are used by reference laboratories and acute care hospitals.

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

Our Specialty Products Group (“SPG”) located in Santa Clara, California develops diagnostic and research products in the fields of oncology, bone health and autoimmune disease. Assays are developed on a microwell platform and are currently marketed to clinicians and researchers. SPG is strategically focused on identifying and demonstrating clinical utility around these markers in a variety of disease states. In the area of autoimmune disease, we have developed Enzyme Linked Immunosorbent Assay (“ELISA”) based assays and reagents for the detection of activation products from the three main complement pathways. We currently sell these products both directly and through select distributors throughout the world under the Quidel® and MicroVue™ brands. The SPG revenues, income and assets are less than 10% of our overall operations.

Seasonality

Sales of our infectious disease products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our infectious disease products have varied from year to year based in large part on the severity, length and timing of the onset of the cold and flu season. For the years ended December 31, 2012, 2011 and 2010, sales of our infectious disease products accounted for 71%, 71% and 61%, respectively, of total revenue.

Research and Development

We continue to focus our research and development efforts on three areas:

•	new proprietary product platform development,

•	the creation of improved products and new products for existing markets and unmet clinical needs, and

•	pursuit of collaborations with other companies for new and existing products and markets that advance our differentiated strategy.

Research and development expenses were approximately $27.7 million, $26.3 million and $23.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. We anticipate that we will continue to devote a significant amount of financial resources to product and technology research and development for the foreseeable future.

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

During 2012, we continued to invest in several key areas: support for clinical research and expanding our communications through promotional campaigns, peer-reviewed technical publications, professional shows and exhibits, symposia, medical education and support of health economics and outcomes research.

We derive a significant portion of our total revenue from a relatively small number of distributors. Four of our distributors, which are considered to be among the market leaders, collectively accounted for approximately 42%, 40% and 31% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We had sales to two distributors for whom sales exceeded 10% of total revenue for the year ended December 31, 2012. The distributors were Cardinal Healthcare Corporation and McKesson Corporation.

See Note 7. “Industry and Geographic Information” in the Notes to Consolidated Financial Statements included in this Annual Report.

Manufacturing

In 2012, we had manufacturing operations in San Diego and Santa Clara, California and Athens, Ohio. The San Diego facility produces our lateral flow, immunoassay products. The Santa Clara facility manufactures our microtiter plate products and our molecular products. The Athens facility manufactures our cell cultures and monoclonal antibody kits.

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

Many of our current and prospective commercial competitors, including several large pharmaceutical and diversified healthcare companies, have substantially greater financial, marketing and other resources than we have. These competitors include, among others, Alere Inc. (“Alere”), Beckman Coulter Primary Care Diagnostics (“Beckman”), Fisher Scientific Corporation (“Fisher”), Becton Dickinson and Company (“Becton”), Meridian Bioscience, Inc. (“Meridian”) and Chemicon

International, Inc. (“Chemicon”). We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. Competition may also be provided from large, medium and small development companies whose portfolio and technologies are dedicated to the development of diagnostic solutions in areas of infectious diseases in which we currently have relevant market share.

Human Resources

As of December 31, 2012, we had 514 employees, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Executive Officers of Quidel Corporation

The names, ages and positions of all executive officers as of December 31, 2012 are listed below, followed by a brief account of their business experience. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Douglas C. Bryant, 55, was named President, Chief Executive Officer and a member of the Board of Directors in February 2009. Mr. Bryant’s appointment as President and Chief Executive Officer was effective on March 1, 2009. Prior to joining us, Mr. Bryant served as Executive Vice President and Chief Operating Officer at Luminex Corporation, managing its Bioscience Group, Luminex Molecular Diagnostics (Toronto), manufacturing, R&D, technical operations, and commercial operations. From 1983 to 2007, Mr. Bryant held various worldwide commercial operations positions with Abbott Laboratories including, among others: Vice President of Abbott Vascular for Asia/Japan, Vice President of Abbott Molecular Global Commercial Operations and Vice President of Abbott Diagnostics Global Commercial Operations. Earlier in his career with Abbott, Mr. Bryant was Vice President of Diagnostic Operations in Europe, the Middle East and Africa, and Vice President of Diagnostic Operations Asia Pacific. Mr. Bryant has over 25 years of industry experience in sales and marketing, product development, manufacturing and service and support in both the diagnostics and life sciences markets. Mr. Bryant holds a B.A. in Economics from the University of California at Davis.

Randall J. Steward, 58, became our Chief Financial Officer on October 31, 2011. Prior to joining us, Mr. Steward served as the Chief Financial Officer for Navilyst Medical, Inc, a medical device company based in Massachusetts. From 2008 to January 2011, Mr. Steward served as Chief Operating Officer for SeQual Technologies, Inc., a San Diego-based medical device company, where he was responsible for all aspects of engineering, manufacturing, finance, and information systems. Prior to SeQual Technologies, Mr. Steward spent 11 years with Spectrum Brands as Executive Vice President and Chief Financial Officer. Mr. Steward holds a B.B.A. in Accounting from Southern Methodist University. He is also a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Timothy T. Stenzel, M.D., Ph.D., 51, became our Chief Scientific Officer in September 2009. Prior to joining us, Dr. Stenzel was Vice President and Chief Medical Officer since 2007 for Asuragen Inc (Austin, TX). Dr. Stenzel has also held senior positions at Abbott Laboratories from 2003 to 2007 and Duke University from 1997 to 2003, where he established Duke’s molecular laboratory capabilities. Dr. Stenzel received his M.D. and Ph.D. from Duke University and a B.A. in Chemistry from Grinnell College.

Robert J. Bujarski, J.D., 44, became our Senior Vice President, General Counsel and Corporate Secretary in June 2008 and in 2010 became our Senior Vice President, Business Development, General Counsel and Corporate Secretary. Mr. Bujarski previously served as our Senior Vice President, General Counsel and Corporate Secretary from March 2007 through March 2008. From July 2005 to March 2007, he was our General Counsel and Vice President. Mr. Bujarski was an associate attorney with the law firm of Gibson, Dunn & Crutcher LLP in its transactions practice group from October 2001 to July 2005. Mr. Bujarski received his B.A. degree in 1991 and his law degree in 2001 from the University of Arizona.

Mark W. Smits, 55, has served as Senior Vice President of Commercial Operations since May 2011. From August 2010 to May 2011 Mr. Smits served as Vice President of Sales and Marketing for Neogenomics, a provider of cancer-focused testing laboratories. From October 2008 to August 2010, Mr. Smits was Vice President of Marketing and Business Development for Fisher HealthCare, Inc., a division of Thermo Fisher Scientific, Inc. which is a supplier of analytical instruments, laboratory equipment, software, services, consumables and reagents. Mr. Smits led the sourcing and business development efforts for Fisher HealthCare. Prior to Fisher HeatlthCare, Mr. Smits spent 25 years with Abbott Diagnostics, which offers instrument systems and tests for hospitals, reference labs, blood banks, physician offices, and clinics, serving in several different roles including, from October 2002 until September 2008, Divisional Vice President, Western United States Commercial Operations, where he led an organization of 250 people to provide sales, service and support to customers. Mr. Smits received his B.S. from Texas A&M University.

Scot M. McLeod, 48, has been our Senior Vice President, Operations since July 2007. Mr. McLeod previously served as the Company’s Vice President, Operations from 2001 to July 2007. Mr. McLeod first joined the Company in 1997 as Director of Production and has held various management operations positions with the Company throughout his 14 years of service. Mr. McLeod has over 20 years experience in operations and a diverse manufacturing background in both domestic and international environments. Mr. McLeod spent five years with an overseas manufacturer of computer peripherals. Prior to joining Quidel, Mr. McLeod held various positions in operations and quality with Medtronic Interventional Vascular, Hybritech Inc., ALCOA and Information Magnetics Corporation. Mr. McLeod has his B.S. in Chemical Engineering from the University of New Hampshire.

John D. Tamerius, Ph.D., 67, has been our Senior Vice President, Clinical/Regulatory Affairs since November 2008. Dr. Tamerius previously served as the Company’s Vice President, Clinical/Regulatory Affairs from 2005 to November 2008. Dr. Tamerius has held a variety of positions with us including, among others: Vice President for Research and Development and General Manager of the Company’s Specialty Products Group. Dr. Tamerius joined the Company in 1983 with the acquisition of Cytotech, Inc. where he served as President. Dr. Tamerius was previously a research associate at Scripps Clinic and Research Foundation. Dr. Tamerius performed postdoctoral research in tumor immunology at the Fred Hutchinson Cancer Center in Seattle and was awarded a Bachelor of Science, Master of Science, and Doctor of Philosophy in Microbiology and Immunology, all from the University of Washington.

Item 1A. Risk Factors

Risks Related to Our Business

Our operating results may fluctuate adversely as a result of many factors that are outside our control.

Fluctuations in our operating results, for any reason, could cause our growth or operating results to fall below the expectations of investors and securities analysts. For the year ended December 31, 2012, total revenue decreased 2% to $155.7 million from $158.6 million for the year ended December 31, 2011. The decrease in total revenues was primarily due to a lack of a cold and flu season in the first quarter of 2012 partially offset by an early start to the 2012/2013 cold and flu season in the fourth quarter of 2012. For further discussion of this increase, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this Annual Report.

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

•	lower than anticipated market penetration of our new or more recently introduced products;

•	significant quantities of our product or that of our competitors in our distributors’ inventories or distribution channels;

•	changes in distributor buying patterns; and

•	changes in the health care market including consolidation in our customer base.

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

Although we have many distributor relationships in the U.S., the market is dominated by a small number of these distributors. Four of our distributors, which are considered to be among the market leaders, collectively accounted for approximately 42%, 40% and 31% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We had sales to two distributors for whom sales exceeded 10% of total revenue for the year ended December 31, 2012. In addition, we rely on a few key distributors for a majority of our international sales, and expect to continue to do so for the foreseeable future. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives were timely found or lost sales to one distributor are absorbed by another distributor. Finding a suitable alternative to a lost or terminated distributor may pose challenges in our industry’s competitive environment, and another suitable distributor may not be found on satisfactory terms, if at all. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If total revenue to these or any of our other significant distributors were to decrease in any material amount in the future or we are not successful in timely transitioning business to new distributors, our business, operating results and financial condition could be materially and adversely affected.

Our operating results are heavily dependent on sales of our influenza diagnostic tests.

Although we continue to diversify our products, a significant percentage of our total revenues still continue to come from a limited number of our product families. In particular, revenues from the sale of our influenza tests represent a significant portion of our total revenues and are expected to remain so in at least the near future. In addition, the gross margins derived from sales of our influenza tests are significantly higher than the gross margins from our other core products. As a result, if sales or revenues of our influenza tests decline for any reason—whether as a result of market share loss or price pressure, obsolescence, a mild flu season, regulatory matters or any other reason—our operating results would be materially and adversely affected on a disproportionate basis. For the years ended December 31, 2012, 2011 and 2010, sales of our infectious disease products (including influenza test sales) accounted for 71%, 71% and 61%, respectively, of total revenue.

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

Even if licenses to intellectual property rights are available, they can be costly. We have entered into various licensing agreements, which largely require payments based on specified product sales as well as the achievement of specific milestones. Royalty and license expenses under these arrangements collectively totaled $9.4 million, $10.9 million and $7.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. We believe we will continue to incur substantial royalty and license expenses relating to future sales of our products and the achievement of specific milestones.

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

On August 10, 2012, we entered into an amended and restated $140.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on August 10, 2017. The Senior Credit Facility amends and restates our $120.0 million senior secured credit facility dated October 8, 2008. As part of this amendment, we incurred $1.0 million in deferred financing costs related to the Senior Credit Facility in addition to the $0.6 million we had previously recorded related to the original credit facility. As of December 31, 2012, we had $1.5 million included as a portion of other non-current assets. The Senior Credit Facility bears interest at either on the London Interbank Offered Rate (“LIBOR”) or the base rate plus in each case the applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans (weighted average interest rate of 1.46% at December 31, 2012). The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. We are also subject to financial covenants which include a funded debt to adjusted earnings before interest, taxes, depreciation and amortization, and stock-based compensation (“adjusted EBITDA”) ratio (as defined in the Senior Credit Facility) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all of our present and future assets and properties. If we fail to comply with these covenants, our Senior Credit Facility could become due and payable prior to maturity. As of December 31, 2012 we were in compliance with all financial covenants.

We may incur significant additional indebtedness. Our indebtedness could be costly or have adverse consequences.

We may incur significant additional indebtedness, subject to the restrictions in our Senior Credit Facility. As of December 31, 2012, we had $110.4 million available under the Senior Credit Facility. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and its funded debt to adjusted EBITDA ratio. As of December 31, 2012, we had $5.0 million outstanding under the Senior Credit Facility. Our borrowing capacity can fluctuate from time to time due to, among other factors, our funded debt to adjusted EBITDA ratio as and when measured under the Senior Credit Facility.

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

The global capital and credit markets have historically experienced a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. These conditions could adversely affect the demand for our products and services and, therefore, reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit our access to capital, and may also negatively affect our customers’ and our suppliers’ ability to obtain credit to finance their businesses. As a result, our customers’ needs and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms or reduce or terminate production of products they supply to us. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our earnings and cash flow. Additionally, both state and federal government sponsored and private payers, as a result of budget deficits or reductions, may seek to reduce their health care expenditures by renegotiating their contracts with us. Any reduction in payments by such government sponsored or private payers may adversely affect our earnings and cash flow. Declining economic conditions may also increase our costs. If economic conditions remain volatile, our results of operations or financial condition could be adversely affected.

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

Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include modifications to existing legislation, such as U.S. tax policy, or entirely new legislation, such as the recently adopted healthcare reform bill signed into law in the U.S. Although we cannot fully predict the many ways that health care reform might affect our business, the law imposes a 2.3% medical device excise tax on certain transactions, including many U.S. sales of medical devices, which will include the majority of our US product sales. This tax took effect January 1, 2013. It is unclear whether and to what extent, if at all, other anticipated developments resulting from health care reform, such as an increase in the number of people with health insurance, may provide us additional revenue to offset this increased tax. If additional revenue does not materialize, or if our efforts to offset the excise tax through spending cuts or other actions are unsuccessful, the increased tax burden will adversely affect our financial performance.

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

Our products are sold internationally, with the majority of our international sales to our customers in Japan and Europe. We currently sell and market our products through distributor organizations and sales agents. Sales to foreign customers accounted for 14%, 14%, and 15% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Our international sales are subject to inherent economic, political and regulatory risks, which could impact our financial performance, cause interruptions in our current business operations and impede our international growth. These foreign risks include, among others:

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

The market price of our common shares has been highly volatile and has fluctuated substantially in the past. For example, between December 31, 2010 and December 31, 2012, the closing price of our common shares, as reported by the Nasdaq Global Market, has ranged from a low of $11.40 to a high of $18.96. We expect our common shares to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the risk factors discussed herein.

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

Sales of our common shares in the public market, or the perception that such sales could occur, could negatively impact the market price of our common shares. As of December 31, 2012:

•	approximately 33.5 million of our common shares were issued, most of which are generally tradable in the public markets without restrictions;

•	approximately 3.6 million of our common shares were issuable upon exercise of outstanding stock options under our various equity incentive plans at a weighted average exercise price of $13.50; and

•	we had approximately 0.3 million of our common shares underlying restricted stock units.

We also have a number of institutional stockholders that own significant blocks of our common shares. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common shares could be negatively affected.

In addition, the issuance of additional common shares, or issuances of securities convertible into or exercisable for our common shares or other equity linked securities, including, convertible debt, preferred stock or warrants, could dilute the ownership interest of our common stockholders and could depress the market price of our common shares and impair our ability to raise capital through the sale of additional equity securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary executive, administrative, manufacturing and research and development operation is located in San Diego, California where we lease a facility that is approximately 78,000 square feet. The San Diego lease expires in 2019 with options to extend the lease for three additional five-year periods. Also, we lease approximately 11,000 square feet of additional administrative office space in San Diego, and that lease expires in 2013 with an option to extend the lease for one additional two-year period. We lease approximately 24,000 square feet of manufacturing, laboratory and office space in Santa Clara, California. The Santa Clara lease expires in 2014 with an option to extend for one additional five-year period. We lease approximately 73,000 square feet of manufacturing, administrative and research and development space in Athens, Ohio. The Athens, Ohio lease expires in 2017 with options to extend the lease for two additional five-year periods.

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

Quarter Ended	Low	High
December 31, 2012	$16.43	$18.96
September 30, 2012	15.00	18.93
June 30, 2012	15.01	18.90
March 31, 2012	14.18	18.38

December 31, 2011	$15.13	$18.83
September 30, 2011	12.73	16.37
June 30, 2011	11.70	15.88
March 31, 2011	11.40	14.74

As of February 14, 2013, we had approximately 472 common stockholders of record. No cash dividends were declared for our common stock during the fiscal years ended in 2012 or 2011, and we do not anticipate paying any dividends in the foreseeable future. Our Senior Credit Facility contains restrictions on the payment of cash dividends. See Note 2 in the Notes to Consolidated Financial Statements included in this Annual Report.

Stock Repurchases

The table below sets forth information regarding repurchases of our common stock by us during the three months ended December 31, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
October 1 – October 31, 2012	—	$—	—	$22,081,000
November 1 – November 30, 2012	—	—	—	22,081,000
December 1 – December 31, 2012	—	—	—	22,081,000

Total	—	$—	—	$22,081,000

(1)	On November 28, 2011, we announced that our Board of Directors authorized us to repurchase up to an aggregate of $25.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. This repurchase program will expire on November 8, 2013 unless extended by our Board of Directors.

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index for the period beginning December 31, 2007 and ending December 31, 2012. The graph assumes an initial investment of $100 on December 31, 2007 in our common stock, the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index and reinvestment of dividends. The stock price performance of our common stock depicted in the graph represents past performance only and is not necessarily indicative of future performance.

Company/Index	Base Period 12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Quidel Corporation	$100.00	$67.13	$70.78	$74.22	$77.71	$95.89
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Pharmaceutical	100.00	97.45	104.75	111.47	123.06	164.89

Item 6. Selected Financial Data

The following table presents selected consolidated financial data of Quidel Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 in this Annual Report.

Consolidated Statements of Operations

	Year ended December 31,
	2012	2011	2010(1)	2009	2008
	(in thousands, except per share data)
Total revenues	$155,741	$158,603	$113,339	$164,282	$128,132
Costs and expenses
Cost of sales (excludes amortization of intangible assets)(2)	61,285	62,865	51,489	55,218	50,206
Amortization of inventory fair value adjustment from acquisition	—	—	1,118	—	—

Total cost of sales (excludes amortization of intangible assets)(2)	61,285	62,865	52,607	55,218	50,206
Research and development	27,716	26,325	23,696	11,957	10,553
Sales and marketing	30,319	25,751	23,972	23,347	20,898
General and administrative	20,640	22,798	19,346	17,352	13,380
Amortization of intangible assets from acquired businesses and technology	6,935	7,124	6,731	1,364	4,476
Business acquisition and integration costs, and restructuring charges	—	—	2,276	2,495	—

Total costs and expenses	146,895	144,863	128,628	111,733	99,513

Operating income (loss)	8,846	13,740	(15,289)	52,549	28,619
Other (expense) income
Interest income	41	203	214	372	1,686
Interest expense	(1,246)	(2,083)	(2,345)	(767)	(671)
Other (expense) income	(30)	(376)	—	(5)	135

Total other (expense) income	(1,235)	(2,256)	(2,131)	(400)	1,150

Income (loss) before provision (benefit) for taxes	7,611	11,484	(17,420)	52,149	29,769
Provision (benefit) for income taxes	2,618	3,851	(6,149)	19,266	10,921

Net income (loss)	$4,993	$7,633	$(11,271)	$32,883	$18,848

Basic earnings (loss) per share (3)	0.15	0.23	(0.39)	1.09	0.59
Diluted earnings (loss) per share	0.15	0.23	(0.39)	1.08	0.58
Shares used in basic per share calculation	33,068	32,903	28,582	29,964	31,853
Shares used in diluted per share calculation	33,702	33,320	28,582	30,272	32,612

Balance Sheet Data

	December 31
	2012	2011	2010	2009	2008
	(in thousands)
Cash, cash equivalents and marketable securities	$14,856	$61,332	$6,788	$93,002	$57,908
Working capital	$51,611	$71,452	$40,250	$96,699	$85,592
Total assets	$242,099	$278,894	$214,593	$166,345	$142,808
Long-term debt and lease obligations	$10,567	$47,947	$79,774	$6,527	$6,137
Stockholders’ equity	$199,780	$185,386	$112,521	$126,450	$119,236
Common shares outstanding	33,451	33,276	28,514	29,026	31,894

(1)	Includes the results of operations of DHI from its date of acquisition, February 19, 2010.
(2)	Excludes amortization of intangible assets of $5,753, $6,667, $5,852, $1,152 and $4,041 for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.
(3)	For the year ended December 31, 2009, we changed reported earnings per share per the Consolidated Statements of Operations included in this Annual Report to calculate using the two-class method, and, consequently, basic earnings per share decreased by $0.01 to $1.09 per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A majority of our total revenues relate to three product families. For the years ended December 31, 2012, 2011 and 2010, we derived approximately 58%, 59% and 51%, respectively, of our total revenues from sales of our influenza, Group A Strep and pregnancy tests. Additionally, a significant portion of our total revenue is from a relatively small number of distributors. Approximately 42%, 40% and 31% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively, were related to sales through our four largest distributors.

For the year ended December 31, 2012, total revenue decreased 2% to $155.7 million from $158.6 million for the year ended December 31, 2011. The decrease in total revenues was primarily due to a lack of a cold and flu season in the first quarter of 2012 partially offset by an early start to the 2012/2013 cold and flu season in the fourth quarter of 2012.

Our primary objective is to build a broader-based diagnostic company, with products in market segments that are growing, and in which we have significant expertise and know-how, and, in doing so, to realize increased shareholder value.

Our diagnostic testing solutions are designed to provide specialized results that serve a broad range of customers, by addressing varying requirements of ease of use, reduced cost, increased test accuracy and reduced time to result. Our current approach to address this diagnostic continuum relative to our strategy is comprised of three parts:

•	Rapid point of care immunoassay tests for use in physician offices, hospital laboratories and emergency departments, retail clinics, and other urgent care settings;

•	direct fluorescent assays (“DFA”) and culture-based tests for the clinical virology laboratory; and

•	molecular diagnostic tests across a number of laboratory segments.

Our strategy to accomplish our primary objective includes the following:

•	leveraging our current infrastructure to develop and launch new lateral flow and DFA products such as additional assays for our FDA approved Sofia™ Analyzer;

•	developing a molecular diagnostics franchise that incorporates two distinct testing platforms, AmpliVue™ and Savanna™; and

•	strengthening our position with distribution partners and our customers to gain more emphasis on our products in the U.S. and abroad.

Our current initiatives to execute this strategy include the following:

•	continue to focus our research and development efforts on three areas:

•	new proprietary product platform development,

•	the creation of improved products and new products for existing markets and unmet clinical needs, and

•	pursuit of collaborations with other companies for new and existing products and markets that advance our differentiated strategy;

•	provide clinicians with validated studies that encompass the clinical efficacy and economic efficiency of our diagnostic tests for the professional market;

•	continue to focus on strengthening our market and brand leadership in infectious diseases and women’s health by acquiring and/or developing and introducing clinically superior diagnostic solutions;

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

Outlook

We anticipate revenue growth over the next 12 months and a related positive impact on gross margin and earnings as a result of increased sales of our Sofia assays and molecular products. In addition, we expect a continued increase in our investment in research and development activities as we invest in our molecular platforms, as well as a continued build of our sales organization to meet the placement strategy of our SOFIA products as well as new molecular assays. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines and technologies, as well as, company acquisitions.

Results of Operations

Comparison of years ended December 31, 2012 and 2011

Total Revenues

The following table compares total revenues for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	For the year ended December 31,		Increase (decrease)
	2012	2011	$	%
Infectious disease net product sales	$110,982	$112,227	($1,245)	–1%
Women’s health net product sales	32,653	32,715	(62)	0%
Gastrointestinal disease net product sales	6,328	6,920	(592)	–9%
Other net product sales	3,326	4,322	(996)	–23%
Royalty, license fees and grant revenue	2,452	2,419	33	1%

Total revenues	$155,741	$158,603	($2,862)	–2%

For the year ended December 31, 2012, total revenue decreased 2% to $155.7 million from $158.6 million for the year ended December 31, 2011. The decrease in total revenues was primarily due to a lack of a cold and flu season in the first quarter of 2012 partially offset by an early start to the 2012/2013 cold and flu season in the fourth quarter of 2012.

The revenue from our royalty, license fees and grant revenue category for all periods primarily relate to royalty payments earned on our patented technologies utilized by third parties and revenue from grants for research and commercialization activities.

Cost of Sales

Cost of sales decreased 2.5% to $61.3 million, or 39% of total revenues, for the year ended December 31, 2012 compared to $62.9 million, or 40% of total revenues, for the year ended December 31, 2011. The absolute dollar decrease in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 2% decrease in total revenues in 2012, the $0.7 million charge in 2011 related to the Alere Amendment as discussed in Note 6 in the Notes to Consolidated Financial Statements, and $0.6 million related to a disposal of inventory associated with a discontinued product in 2011. This decrease was partially offset by an increase in depreciation of leased SOFIA instruments of $0.4 million in 2012.

Operating Expenses

The following table compares operating expenses for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	For the year ended December 31,
	2012		2011
	Operating	As a % of total	Operating	As a % of total	Increase (decrease)
	expenses	revenues	expenses	revenues	$	%
Research and development	$27,716	18%	$26,325	17%	$1,391	5%
Sales and marketing	30,319	19%	25,751	16%	4,568	18%
General and administrative	20,640	13%	22,798	14%	(2,158)	–9%
Amortization of intangible assets from acquired businesses and technology	6,935	4%	7,124	4%	(189)	–3%

Research and Development Expense

Research and development expense for the year ended December 31, 2012 increased from $26.3 million to $27.7 million primarily due to increased activities related to the development of molecular and other potential new technologies. These costs were partially offset by a research and development reimbursement of $3.0 million associated with a third-party collaboration agreement as more fully described in Note 1 in the notes to the Consolidated Financial Statements included in this annual report.

Research and development expenses include direct external costs such as fees paid to consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.

Due to the risks inherent in the product development process and given the early-stage of development of certain projects, we are unable to estimate with meaningful certainty the costs we will incur in the continued development of our product candidates for commercialization and, we have not historically tracked research and development costs by individual project. However, we expect our research and development costs to be substantial as we move other product candidates into preclinical and clinical trials and advance our existing product candidates into later stages of development.

Sales and Marketing Expense

Sales and marketing expense for the year ended December 31, 2012 increased from $25.8 million to $30.3 million primarily due to additional investments of $4.7 million in our sales organization including an increase in personnel, travel, training costs, and incentives related to new products. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements and market research.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2012 decreased from $22.8 million to $20.6 million partially due to a reduction in a liability of $0.5 million related to a technology license. In addition, 2011 stock-based compensation exceeded 2012 expense by $1.0 million primarily due to vesting of restricted stock awards. We expect general and administrative expenses to increase in 2013 as a result of the 2.3% medical device excise tax.

Amortization of Intangible Assets from Acquired Businesses and Technology

Amortization of intangible assets from acquired businesses consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisition of DHI. Amortization of intangible assets from acquired technology consists primarily of expense associated with purchased technology.

Other Income (Expense)

Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility. The reduction in the outstanding principal balance under the line of credit from $42.0 million as of December 31, 2011 to $5.0 million as of December 31, 2012 resulted in a reduction to interest expense of $0.8 million for the year ended December 31, 2012.

Income Taxes

The effective tax rate for the years ended December 31, 2012 and 2011 were 34.4 % and 33.5%, respectively. We recognized income tax expense of $2.6 million and $3.9 million for the years ended December 31, 2012 and 2011, respectively. For December 31, 2012, the Company’s effective tax rate was higher largely as a result of the expiration of the federal tax credit for research and development activities. For December 31, 2011, income tax expense includes a reduction primarily related to the use of research and development credits, partially offset by the loss of manufacturing credits due to the utilization of net operating loss carryforwards.

On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. As a result, the benefit related to the 2012 federal research and development credit of approximately $0.5 million will be recorded in the first quarter of 2013.

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

Cost of Sales

Cost of sales increased 19.5% to $62.9 million, or 40% of total revenues, for the year ended December 31, 2011 compared to $52.6 million, or 46% of total revenues, for the year ended December 31, 2010. The absolute dollar increase in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 40% increase in total revenues, the $0.7 million in 2011 related to the Alere Amendment as discussed in Note 6 in the Notes to Consolidated Financial Statements included in this Annual Report, and $0.6 million in 2011 related to a disposal of inventory associated with a discontinued product. Partially offsetting this increase are acquisition related synergies including certain decreased material costs and freight rates associated with leveraging our combined volume, and reduced overhead costs and scrap at DHI. The decrease in cost of sales as a percentage of total revenue was primarily due to a more favorable product mix, as well as the improved cost structure noted above. Also, 2010 cost of sales includes $1.1 million of costs for the amortization of an inventory fair value adjustment associated with our acquisition of DHI.

Operating Expenses

The following table compares operating expenses for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	For the year ended December 31,
	2011		2010
	Operating	As a % of total	Operating	As a % of total	Increase (decrease)
	expenses	revenues	expenses	revenues	$	%
Research and development	$26,325	17%	$23,696	21%	$2,629	11%
Sales and marketing	25,751	16%	23,972	21%	1,779	7%
General and administrative	22,798	14%	19,346	17%	3,452	18%
Amortization of intangible assets from acquired businesses and technology	7,124	4%	6,731	6%	393	6%
Business acquisition and integration costs, and restructuring charges	—	—	2,276	2%	(2,276)	(100)%

Research and Development Expense

Research and development expense increased from $23.7 million to $26.3 million for the year ended December 31, 2011 primarily related to it including a full year of expense from the DHI acquisition of $1.5 million. In 2011, we had increased expenses associated with the development of potential new technologies and products, as well as impairment charges of $1.1 million and $0.5 million related to a discontinued product and discontinued research and development project, respectively. The overall increase was partially offset by a reversal of a liability related to a technology license.

Sales and Marketing Expense

Sales and marketing expense increased from $24.0 million to $25.8 million primarily related to additional investments in our sales organization and increased commissions associated with higher sales in 2011 of $1.0 million. Also, 2011 includes a full year of expense from the DHI acquisition of $0.5 million. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements and market research.

General and Administrative Expense

General and administrative expense increased from $19.3 million to $22.8 million primarily related to an employee incentive compensation accrual in 2011 of $2.1 million as compared to no bonus accrual in 2010. In addition, 2011 includes an increase in stock-based compensation related to restricted stock awards. Also, 2011 includes a full year of expense from the DHI acquisition of $0.7 million.

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

Liquidity and Capital Resources

As of December 31, 2012 and 2011, our principal sources of liquidity consisted of the following (in thousands):

	December 31,
	2012	2011
Cash and cash equivalents	$14,856	$61,332
Restricted cash included in prepaid expenses and other current assets	2,156	—

Cash, cash equivalents, and restricted cash	$17,012	$61,332

Working capital including cash, cash equivalents, and restricted cash	$51,611	$71,452

Amount available to borrow under the Senior Credit Facility	$110,359	$74,579

During the year ended December 31, 2012, we received cash, pursuant to a grant agreement, which was restricted as to use until expenditures contemplated in the grant are made. As of December 31, 2012, we recorded this restricted cash as a component of prepaid expenses and other current assets as we anticipate making expenditures under the grant in 2013. The amount available to us under our Senior Credit Facility can fluctuate from time to time due to, among other factors, our funded debt to adjusted EBITDA ratio.

Cash provided by operating activities was $19.6 million during the year ended December 31, 2012. We had net income of $5.0 million, including non-cash charges of $29.9 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation. The most significant change in operating assets and liabilities was an increase in accounts receivable of $17.9 million related to the early start to the 2012/2013 cold and flu season in the fourth quarter of 2012. Cash provided by operating activities was $47.5 million during the year ended December 31, 2011. We had net income of $7.6 million, including non-cash charges of $25.3 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation. The most significant changes in operating assets and liabilities in 2011 included a decrease in inventories and income tax receivable of $3.4 million and $8.2 million, respectively. The decrease in inventory is related to the seasonal nature of our influenza business, while the decrease in income tax receivable is due to a tax refund received in 2011. Cash used for our operating activities was $10.2 million during the year ended December 31, 2010. We had a net loss of $11.3 million, including non-cash charges of $12.3 million of depreciation and amortization of intangible assets and property and equipment. Other changes in operating assets and liabilities included a decrease in income taxes payable of $6.2 million primarily as a result of tax payments made during the year ended December 31, 2010 as a result of higher taxable earnings in 2009. Accrued royalties decreased by $3.5 million reflecting the lower revenue base on which we pay royalties. The decrease in other current and non-current liabilities of $4.6 million reflects lower customer incentives related to the decrease in revenues that are eligible for volume discounts for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Our investing activities used $28.6 million during the year ended December 31, 2012 primarily related to the acquisition of intangibles associated with our exercise of a buyout clause under the Alere Amendment. During the year ended December 31, 2012, we exercised the buy-out right under the Alere Amendment, which allowed us to buy-out any remaining future royalty obligation for a fixed cash payment in the amount of $15.7 million less $1.0 million of specified third quarter 2011 royalties. In addition, we used $12.2 million of cash for investing activities associated with the acquisition of production and scientific equipment, and building improvements during the year ended December 31, 2012. Our investing activities used $21.1 million during the year ended December 31, 2011 primarily related to $14.0 million for the acquisition of licensed technology associated with the Alere Amendment as discussed in Note 6 in the Notes to Consolidated Financial Statements included in this Annual Report. In addition, we acquired production and scientific equipment and building improvements during the year ended December 31, 2011 of $4.9 million. Also in 2011, we capitalized $1.3 million of software development costs as part of the acquisition of intangible assets. Our investing activities used $134.6 million during the year ended December 31, 2010 primarily related to the purchase of DHI. In addition, we used approximately $6.5 million for the acquisition of production and scientific equipment and building improvements. We had investments in property, plant and equipment of $0.4 million which had not been paid as of December 31, 2010. These uses of cash were partially offset by proceeds of $4.0 million as a result of the sale of our marketable securities during the year ended December 31, 2010.

We are currently planning approximately $18.3 million in capital expenditures over the next 12 months. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, and to implement facility improvements. We plan to fund these capital expenditures with cash flow from operations and other available sources of liquidity. We have $4.7 million in firm purchase commitments with respect to such planned capital expenditures as of December 31, 2012.

Our financing activities used approximately $37.5 million of cash during the year ended December 31, 2012. This was primarily related to repayments under our Senior Credit Facility and other debt payments of $38.5 million and repurchases of 231,700 shares of our common stock under our share repurchase program at a cost of $2.9 million, and was partially offset by proceeds from the sale of our common stock of $4.7 million. Our financing activities generated approximately $28.1 million of cash during the year ended December 31, 2011. This was primarily related to proceeds from the sale of our common stock, partly offset by repayments made under the Senior Credit Facility, both of which occurred during the first quarter of 2011. Our financing activities generated approximately $62.6 million of cash during the year ended December 31, 2010. This was primarily related to our borrowing of $75.0 million under the Senior Credit Facility (as defined below) in connection with the acquisition of DHI, which was partially offset by our repurchase of 740,177 shares of our common stock at a cost of approximately $9.2 million and re-payments on our borrowing from the Senior Credit Facility of $3.0 million.

On August 10, 2012, we entered into an amended and restated $140.0 million Senior Credit Facility, which matures on August 10, 2017. On August 10, 2012, we entered into the Senior Credit Facility, which matures on August 10, 2017. The Senior Credit Facility amends and restates our $120.0 million senior secured credit facility dated October 8, 2008. As part of this amendment, we incurred $1.0 million in deferred financing costs related to the Senior Credit Facility in addition to the $0.6 million we had previously recorded related to the original credit facility. As of December 31, 2012, we had $1.5 million of deferred financing costs included as a portion of other non-current assets. The Senior Credit Facility bears interest at either LIBOR or the base rate, plus, in each case, the applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans (weighted average interest rate of 1.46% at December 31, 2012). The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. We are also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all of our present and future assets and properties. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and our funded debt to adjusted EBITDA ratio. At December 31, 2012, we had $5.0 million outstanding under the Senior Credit Facility. As of December 31, 2012, we were in compliance with all financial covenants.

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

Off-Balance Sheet Arrangements

At December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

As of December 31, 2012, our future contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Lease obligation(1)	$8,006	$1,117	$2,259	$2,297	$2,333
Operating lease obligations(2)	4,917	1,747	2,196	974	—
Non-cancellable purchase commitments(3)	4,702	4,702	—	—	—
Borrowing under line of credit(4)	5,000	—	—	5,000	—

Total contractual obligations	$22,625	$7,566	$4,455	$8,271	$2,333

(1)	Reflects our lease obligation on the approximately 78,000 square-foot San Diego facility in place as of December 31, 2012. The facility is subject to a financing arrangement with payments through December 2019. Our future obligation under this financing arrangement is included in the table above.
(2)	Reflects obligations on facilities and equipment under operating leases in place as of December 31, 2012. In the fourth quarter of 2011, we entered into a new operating lease to rent approximately 11,000 square feet of additional office space in San Diego with a lease term through October 2013. The operating lease at our Santa Clara location has a lease term through November 2014. In the fourth quarter of 2011, we exercised our renewal option at the Athens, Ohio location. The amended lease expires in 2017 with two options to extend the lease for additional five-year periods through 2027. Future minimum lease payments are included in the table above.

(3)	Reflects our $4.7 million of non-cancellable commitments to purchase property, plant and equipment under contractual arrangements.
(4)	Reflects our $5.0 million borrowing under the secured revolving line of credit which is scheduled to expire on August 10, 2017.

We have entered into various licensing agreements, which largely require payments based on specified product sales as well as the achievement of specific milestones. Royalty and license expenses under these various royalty and licensing agreements collectively totaled $9.4 million, $10.9 million and $7.8 million for the years ended December 31, 2012, 2011 and 2010, respectively including $8.4 million, $4.0 million, and $0.1 million in amortization expense for 2012, 2011 and 2010, respectively. We believe we will continue to incur substantial royalty and license expenses relating to future sales of our products and the achievement of specific milestones.

We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities, nor the amount of the final cash settlement. As of December 31, 2012 we had approximately $4.5 million of liabilities associated with uncertain tax positions.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The provisions of this ASU amend FASB Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. ASU 2011-05 prohibits the presentation of the components of comprehensive income in the statement of stockholders’ equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the Reporting Entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. We have incorporated ASU No. 2011-05 into this annual filing.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, (“ASU 2012-02”), to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2012-02 on our consolidated financial statements.

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

We earn income from grants for research and commercialization activities. On November 6, 2012, we were awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna™ MDx platform for use in limited resource settings. Upon execution of the grant agreement, we received $2.6 million to fund subsequent research and development activities. We expect to receive milestone payments of $2.5 million in 2013 and $3.2 million in 2014 and will recognize grant revenue on the lessor of the amount recognized on a straight-line basis or the amount that is non-refundable through the end of the agreement, which is December 31, 2015. For the year ended December 31, 2012, we recognized $0.4 million as grant revenue and have included $2.2 million of restricted cash as a component of prepaid expense and other current assets and as a component of other current liabilities.

Royalty income from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee.

Stock-Based Compensation

Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock options expected to vest is adjusted by estimated forfeiture rates. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes option valuation model. Compensation expense for time-based restricted stock awards and units is measured at the grant date and recognized ratably over the vesting period. We determine the fair value of time-based and performance-based restricted stock based on the closing market price of our common stock on the grant date. A portion of the restricted stock granted in 2012 and 2011 was performance-based and vesting is tied to achievement of specific Company goals in 2014 and 2013. For purposes of measuring compensation expense, we estimate the amount of shares ultimately expected to vest at each reporting date based on management’s expectations regarding achievement of the relevant performance criteria. The recognition of compensation expense associated with performance-based restricted stock requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable or may result in the reversal of previously recognized stock-based compensation expense if the performance criteria are deemed not probable of being met. The grant date of the performance-based restricted stock takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the restricted stock.

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

For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with the carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. We are required to perform periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill and in-process research and development as of December 31, 2012 and determined that no impairment existed.

Determining the initial fair values and useful lives of the intangible assets acquired in connection with the Alere Amendment described in Note 6 in the Notes to Consolidated Financial Statements included in this Annual Report required the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets, we used the discounted cash flow method in determining the value of licensed technology associated with the Alere Amendment. This method required significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates were required such as residual growth rates and discount factors. The estimates we used to value and amortize intangible assets were consistent with the plans and estimates that we use to manage our business and were based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

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

Income Taxes

Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. Based on the required adoption of the California single sales factor, our tax rate in California may be lower in the future. In determining the need for a valuation allowance, the factors reviewed include projections of California pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. While we concluded that it is more likely than not that we will be able to utilize our California deferred tax assets, there is significant judgment involved. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist.

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

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits. As of December 31, 2012 and 2011, deferred tax assets do not include $1.1 million and $2.3 million, respectively of these excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforwards. Additional paid-in capital would be increased up to $1.1 million if such excess tax benefits are realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. We had $5.0 million outstanding under our Senior Credit Facility at December 31, 2012. The weighted average interest rate on these borrowings is currently 1.46%. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $0.1 million. Based on our market risk sensitive instruments outstanding at December 31, 2012 and 2011, we have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of such dates.

Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of December 31, 2012, our cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.

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

Part III

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the three months ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Quidel Corporation

We have audited Quidel Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Quidel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Quidel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quidel Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Quidel Corporation and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 22, 2013

Item 9B. Other Information

2013 Annual Meeting of Stockholders

The Company’s 2013 Annual Meeting of Stockholders will be held on Tuesday, May 14, 2013, beginning at 8:30 a.m. (local time) at the San Diego Marriott Del Mar, 11966 El Camino Real, San Diego, California, 92130.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to directors) is incorporated by reference from the information under the caption “Election of Directors” to be contained in our 2013 Proxy Statement, which will be filed with the SEC no later than April 30, 2013. Information with respect to executive officers is included under Item 1 on pages 11-12 of this Annual Report.

The information required by Items 405, 406 and 407 of Regulation S-K is incorporated by reference from the information under the captions “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be contained in our 2013 Proxy Statement, which will be filed with the SEC no later than April 30, 2013.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Director Compensation” and “Executive Compensation” to be contained in our 2013 Proxy Statement, which will be filed with the SEC no later than April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference from the information under the captions “Securities Available for Issuance Under Our Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” to be contained in our 2013 Proxy Statement, which will be filed with the SEC no later than April 30, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Certain Relationships and Related Transactions” and “Corporate Governance” to be contained in our 2013 Proxy Statement, which will be filed with the SEC no later than April 30, 2013.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Committee Matters” to be contained in our 2013 Proxy Statement, which will be filed with the SEC no later than April 30, 2013.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)	(1) Financial Statements

The Consolidated Financial Statements required by this Item are submitted in a separate section beginning on page F-1 of this Annual Report and incorporated herein by reference.

Consolidated Financial Statements of Quidel Corporation

(2) Financial Statement Schedules

The following Financial Statement Schedule of Quidel Corporation for the years ended December 31, 2012, 2011 and 2010 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Quidel Corporation:

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

QUIDEL CORPORATION

Date: February 22, 2013	By	/S/ DOUGLAS C. BRYANT
Douglas C. Bryant
President, Chief Executive Officer
(Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOUGLAS C. BRYANT	President, Chief Executive Officer (Principal Executive Officer), and Director	February 22, 2013
Douglas C. Bryant

/S/ RANDALL J. STEWARD	Chief Financial Officer, (Principal Financial Officer and Accounting Officer)	February 22, 2013
Randall J. Steward

/S/ MARK A. PULIDO	Chairman of the Board	February 22, 2013
Mark A. Pulido

/S/ THOMAS D. BROWN	Director	February 22, 2013
Thomas D. Brown

/S/ KENNETH F. BUECHLER	Director	February 22, 2013
Kenneth F. Buechler

/S/ RODNEY F. DAMMEYER	Director	February 22, 2013
Rodney F. Dammeyer

/S/ MARY LAKE POLAN	Director	February 22, 2013
Mary Lake Polan

/S/ JACK W. SCHULER	Director	February 22, 2013
Jack W. Schuler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Quidel Corporation

We have audited the accompanying consolidated balance sheets of Quidel Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quidel Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Quidel Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 22, 2013

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$14,856	$61,332
Accounts receivable, net	32,570	14,646
Inventories	15,496	14,306
Deferred tax asset—current	6,622	10,681
Prepaid expenses and other current assets	5,228	3,413

Total current assets	74,772	104,378
Property, plant and equipment, net	34,156	28,434
Goodwill	71,013	71,013
Intangible assets, net	60,341	73,830
Other non-current assets	1,817	1,239

Total assets	$242,099	$278,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,864	$5,001
Accrued payroll and related expenses	6,016	5,377
Accrued royalties	252	15,093
Current portion of lease obligation	380	329
Other current liabilities	8,649	7,126

Total current liabilities	23,161	32,926
Long term debt	5,000	42,000
Lease obligation, net of current portion	5,567	5,947
Deferred tax liability—non-current	3,349	7,040
Income taxes payable	4,548	4,667
Other non-current liabilities	694	928
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized, none issued or outstanding at December 31, 2012 and 2011	—	—
Common stock, $.001 par value per share; 50,000 shares authorized, 33,452 and 33,276 shares issued and outstanding at December 31, 2012 and 2011, respectively	33	33
Additional paid-in capital	184,431	175,030
Retained earnings	15,316	10,323

Total stockholders’ equity	199,780	185,386

Total liabilities and stockholders’ equity	$242,099	$278,894

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Total revenues	$155,741	$158,603	$113,339
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $5,753, $6,667 and $5,852, respectively)	61,285	62,865	51,489
Amortization of inventory fair value adjustment from acquisition	—	—	1,118

Total cost of sales (excludes amortization of intangible assets of $5,753, $6,667 and $5,852, respectively)	61,285	62,865	52,607
Research and development	27,716	26,325	23,696
Sales and marketing	30,319	25,751	23,972
General and administrative	20,640	22,798	19,346
Amortization of intangible assets from acquired businesses and technology	6,935	7,124	6,731
Business acquisition and integration costs, and restructuring charges	—	—	2,276

Total costs and expenses	146,895	144,863	128,628

Operating income (loss)	8,846	13,740	(15,289)
Other (expense) income
Interest income	41	203	214
Interest expense	(1,246)	(2,083)	(2,345)
Other expense	(30)	(376)	—

Total other expense	(1,235)	(2,256)	(2,131)

Income (loss) before provision (benefit) for taxes	7,611	11,484	(17,420)
Provision (benefit) for income taxes	2,618	3,851	(6,149)

Net income (loss)	$4,993	$7,633	$(11,271)

Basic and diluted earnings (loss) per share	$0.15	$0.23	$(0.39)
Shares used in basic per share calculations	33,068	32,903	28,582
Shares used in diluted per share calculations	33,702	33,320	28,582

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2012	2011	2010
Net income (loss)	$4,993	$7,633	$(11,271)
Other comprehensive loss, net of tax
Realized loss on marketable securities, net of income tax benefit of $12	—	—	(34)

Total other comprehensive loss	—	—	(34)

Comprehensive income (loss)	$4,993	$7,633	$(11,305)

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
Balance at December 31, 2009	29,026	$29	$112,426	$34	$13,961	$126,450
Issuance of common stock under equity compensation plans	310	1	1,151	—	—	1,152
Cancellation of common stock under equity compensation plans	(82)	—	(1)	—	—	(1)
Income tax benefit due to exercise/disposition of employee stock options	—	—	248	—	—	248
Stock-based compensation expense	—	—	5,158	—	—	5,158
Unrealized loss on marketable securities	—	—	—	(34)	—	(34)
Repurchase of common stock	(740)	(1)	(9,180)	—	—	(9,181)
Net loss	—	—	—	—	(11,271)	(11,271)

Balance at December 31, 2010	28,514	29	109,802	—	2,690	112,521
Issuance of common stock under equity compensation plans	236	—	2,018	—	—	2,018
Issuance of common stock through public offering, net of issuance costs of $662	4,600	5	57,220	—	—	57,225
Cancellation of common stock under equity compensation plans	(31)	(1)	—	—	—	(1)
Income tax benefit due to exercise/disposition of employee stock options	—	—	12	—	—	12
Stock-based compensation expense	—	—	6,603	—	—	6,603
Repurchase of common stock	(43)	—	(625)	—	—	(625)
Net income	—	—	—	—	7,633	7,633

Balance at December 31, 2011	33,276	33	175,030	—	10,323	185,386
Issuance of common stock under equity compensation plans	415	—	5,581	—	—	5,581
Cancellation of common stock under equity compensation plans	(9)	—	—	—	—	—
Income tax benefit due to exercise/disposition of employee stock options	—	—	1,102	—	—	1,102
Stock-based compensation expense	—	—	6,125	—	—	6,125
Repurchase of common stock	(231)	—	(3,407)	—	—	(3,407)
Net income	—	—	—	—	4,993	4,993

Balance at December 31, 2012	33,451	$33	$184,431	$—	$15,316	$199,780

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$4,993	$7,633	$(11,271)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and other	23,261	17,809	12,326
Stock-based compensation expense	6,598	7,500	5,158
Impairment of long-lived and intangible assets	—	1,643	—
Loss on disposal of property, plant and equipment	101	368	9
Change in deferred tax assets and liabilities	1,469	1,217	1,273
Excess tax benefit from share-based compensation	(1,102)	(12)	(248)
Changes in assets and liabilities:
Accounts receivable	(17,924)	(1,169)	3,079
Inventories	(1,075)	3,401	2,420
Income tax receivable	167	8,177	(4,196)
Prepaid expenses and other current and non-current assets	(2,042)	(340)	771
Accounts payable	1,545	126	(2,595)
Accrued payroll and related expenses	1,083	1,317	(2,636)
Accrued royalties	(125)	(1,998)	(3,515)
Accrued income taxes payable	(119)	1,730	(6,151)
Other current and non-current liabilities	2,803	139	(4,636)

Net cash provided by (used for) operating activities	19,633	47,541	(10,212)

INVESTING ACTIVITIES
Acquisitions of property and equipment	(12,221)	(4,853)	(6,486)
Purchase of business, net of cash acquired of $- for 2012 and $3,150 for 2010	(1,000)	—	(128,142)
Proceeds from sale of marketable securities	—	—	3,999
Proceeds from sale of fixed assets	122	—	—
Acquisition of intangibles	(15,501)	(16,282)	(3,991)

Net cash used for investing activities	(28,600)	(21,135)	(134,620)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cancellations	4,664	59,243	1,151
Excess tax benefit from share-based compensation	1,102	12	248
Payments on lease obligation	(329)	(280)	(205)
Repurchases of common stock	(3,407)	(626)	(9,181)
Borrowing from line of credit	—	—	75,000
Payments on line of credit	(37,000)	(30,000)	(3,000)
Payments on note payable to state agency	(1,498)	(211)	(177)
Other	(1,041)	—	(1,219)

Net cash (used for) provided by financing activities	(37,509)	28,138	62,617

Net (decrease) increase in cash and cash equivalents	(46,476)	54,544	(82,215)
Cash and cash equivalents at beginning of year	61,332	6,788	89,003

Cash and cash equivalents at end of year	$14,856	$61,332	$6,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,246	$2,083	$2,345

Cash paid for income taxes	$—	$350	$7,711

NON-CASH INVESTING ACTIVITIES
Purchase of licensed technology by incurring current liabilities	$108	$14,829	$800

Purchase of capital equipment by incurring current liabilities	$1,086	$160	$401

NON-CASH FINANCING ACTIVITIES
Reduction of other non-current assets upon issuance of common stock	$—	$478	$—

Reduction of other current liabilities upon issuance of restricted share units	$917	$—	$—

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company reclassified the principal payments on note payable to state agency of $0.2 million on the Consolidated Statements of Cash Flows to financing activities for each of the years ended December 31, 2011 and 2010. The Company reclassified $0.3 million of inventory items to property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2011. The inventory reclassification resulted in an increase in cash flows from operating activities and a decrease to cash used for investing activities of $0.3 million for the year ended December 31, 2011.

Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents—The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less.

Accounts Receivable—The Company sells its products directly to hospitals and reference laboratories in the U.S. as well as to distributors in the U.S., Europe and Japan. The Company periodically assesses the financial strength of these customers and establishes reserves for anticipated losses when necessary, which historically have not been material. The Company’s reserves primarily consist of amounts related to cash discounts and contract rebates, and to a lesser extent, bad debts. The balance of accounts receivable is net of reserves primarily related to sales allowances, and to a lesser extent, bad debts of $5.0 million and $2.0 million at December 31, 2012 and 2011, respectively.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and investments in accounts receivable.

The Company invests its cash equivalents primarily in money market funds. Cash equivalents are maintained with high quality institutions.

The Company’s trade accounts receivable are primarily derived from sales to medical distributors, hospitals and reference laboratories in the U.S. (see Note 7). The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. Credit quality is monitored by evaluation of collection history. The Company believes that the concentration of credit risk in its trade receivables is moderated by its credit evaluation process, relatively short collection terms, the high level of credit worthiness of its customers, and letters of credit issued on the Company’s behalf. Potential credit losses are limited to the gross value of accounts receivable.

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on a quarterly basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete stock is identified. For the year ended December 31, 2011, the Company recorded $0.6 million in inventory dispositions associated with a discontinued product. Inventories consisted of the following, net of reserves of $0.6 million and $0.5 million at December 31, 2012 and 2011, respectively (in thousands):

	December 31,
	2012	2011
Raw materials	$5,582	$5,239
Work-in-process (materials, labor and overhead)	4,686	3,632
Finished goods (materials, labor and overhead)	5,228	5,435

Total inventories	$15,496	$14,306

Property, Plant and Equipment—Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (three to 15 years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. The total expense for depreciation of fixed assets and amortization of leasehold improvements was $7.3 million, $6.0 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Maintenance and minor repairs are charged to operations as incurred.

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Equipment, furniture and fixtures	$53,626	$46,428
Instruments available for lease	3,872	348
Building and improvements	26,507	26,467
Land	1,080	1,080

	85,085	74,323
Less: Accumulated depreciation and amortization	(50,929)	(45,889)

Total property, plant and equipment, net	$34,156	$28,434

Intangible Assets—Intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful lives, except for software development costs and indefinite-lived intangibles such as goodwill and in-process research and development. Software development costs associated with software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established. After technological feasibility is established, software development costs are capitalized. The capitalized cost is amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenues, whichever is greater. The Company capitalized $0.9 million of software costs in 2012 and expects to amortize these costs over a weighted average useful life of five years. Intangible assets consisted of the following (dollar amounts in thousands):

	Weighted-Average	December 31, 2012			December 31, 2011
Description	Remaining Life (years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Goodwill	Indefinite	$74,461	$(3,448)	$71,013	$74,461	$(3,448)	$71,013
Purchased technology	5.3	52,670	(22,308)	30,362	52,670	(16,554)	36,116
Customer relationships	5.0	6,322	(2,007)	4,315	5,450	(1,268)	4,182
In-process research and development	Indefinite	1,570	—	1,570	1,570	—	1,570
License agreements	3.1	49,378	(29,386)	19,992	49,378	(20,994)	28,384
Patent and trademark costs	12.1	5,012	(3,887)	1,125	5,012	(3,795)	1,217
Software development costs	4.4	3,262	(391)	2,871	2,323	(124)	2,199
Other	1.8	1,700	(1,594)	106	1,700	(1,538)	162

Total goodwill and intangible assets		$194,375	$(63,021)	$131,354	$192,564	$(47,721)	$144,843

In 2012, the Company acquired a product line for $1.0 million and assigned $0.9 million to customer relationships. The customer relationship asset will be amortized over its expected life of five years.

Amortization expense was $15.4 million, $11.3 million and $6.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in the $15.4 million of amortization expense for 2012 is $8.0 million of amortization for licensed technology recorded in cost of sales. This amount is related to the purchase of a license as discussed in Note 6. Amortization expense associated with this intangible asset will be recorded in cost of sales and is expected to be $8.0 million per year for fiscal periods 2013 through 2014.

The expected future annual amortization expense of the Company’s intangible assets is as follows (in thousands):

Years Ended December 31,	Amortization Expense
2013	$15,721
2014	15,766
2015	8,335
2016	7,552
2017	7,327
Thereafter	4,070

Total	$58,771

The Company completed its annual evaluation for impairment of goodwill and in-process research and development as of December 31, 2012 and determined that no impairment of goodwill and indefinite lived intangible assets existed. The Company recorded a $0.5 million impairment charge of in-process research and development related to a discontinued research and development project for the year ended December 31, 2011. To value this asset, the Company considered a discounted future cash flow model. The Company determined that this asset had no future cash flows associated with it and was fully impaired. The Company classified this impairment loss as research and development expense on the Consolidated Statements of Operations. A significant decline in the Company’s projected revenue or earnings growth or cash flows, a significant decline in the Company’s stock price or the stock price of comparable companies, loss of legal ownership or title to an asset, and any significant change in the Company’s strategic business objectives and utilization of assets are among many factors that could result in an impairment charge that could have a material negative impact on the Company’s operating results.

Impairment of Long-Lived Assets—The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total book value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and the eventual disposition are less than its carrying amount. An impairment loss is equal to the excess of the book value of an asset over its determined fair value. The Company recorded no impairment charges for the year ended December 31, 2012. For the year ended December 31, 2011, the Company recorded $1.0 million of impairment charges on a fixed asset group related to a discontinued product. To value this asset group, the Company considered a discounted future cash flow model. The Company determined that this asset group had no future cash flows associated with it and was fully impaired. The Company classified this impairment loss as research and development expense on the Consolidated Statements of Operations. The Company recorded no impairment charges for the year ended December 31, 2010.

Other current liabilities—Other current liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Accrued liability for technology licenses	$707	$863
Customer incentives	2,693	2,352
Current portion of note payable to state agency	—	1,498
Unearned grant revenue	2,156	—
Income taxes payable	1,615	595
Other	1,478	1,818

Total other current liabilities	$8,649	$7,126

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

The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna™ MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities. The Company expects to receive milestone payments of $2.5 million in 2013 and $3.2 million in 2014 and will recognize grant revenue on the lesser of the amount recognized on a straight-line basis or the amount that is non-refundable through the end of the agreement, which is December 31, 2015. For the year ended December 31, 2012, the Company recognized $0.4 million as grant revenue and has included $2.2 million of restricted cash as a component of prepaid expense and other current assets and as a component of other current liabilities.

Royalty income from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee.

Research and Development Costs—Research and development costs are charged to operations as incurred. In conjunction with certain third party service agreements, the Company is required to make periodic payments based on achievement of certain milestones. The costs related to these research and development services are also charged to operations as incurred.

Collaborative Arrangement—During the year ended December 31, 2012, the Company entered into a collaborative arrangement with Life Technologies for the development of molecular assays over a five year term. ASC Topic 808, Collaborative Arrangements, defines a collaborative arrangement as an arrangement where the parties are active participants and have exposure to significant risks. The Company is accounting for the joint development and commercialization activities with the third-party as a joint risk sharing collaboration in accordance with ASC Topic 808, Collaborative Arrangements. Payments from the third party, which totaled $3.0 million in 2012, are recorded as a reduction to research and development expense in the accompanying consolidated financial statements due to the nature of the activities. In connection with the executed project plan, the third party is expected to reimburse the Company an additional $2.0 million through 2013. The reimbursement represents 50% of project development costs based upon mutually agreed upon project plans for each molecular assay. In connection with the collaboration agreement, the Company also entered into a manufacturing and supply agreement with the same third party. As part of that agreement, and upon commercialization, the Company will manufacture and sell assays to the third party at cost plus 20%. Additionally, the Company will receive 40% of the gross margin for sales from the third party to the end customer.

Product Shipment Costs—Product shipment costs are included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Shipping and handling costs were $1.6 million, $1.6 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Costs—Advertising costs are expensed as incurred. Advertising costs were $0.2 million, $0.7 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Fair Value of Financial Instruments—The carrying amounts of the Company’s financial instruments, including cash, receivables, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. The outstanding balance owed under the line of credit approximates its fair value due to the instrument’s variable interest rate feature. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company establishes reserves for estimated uncollectible accounts and believes its reserves are adequate.

Product Warranty—The Company generally sells products with a limited product warranty and certain limited indemnifications. Due to product testing, the short time between product shipment and the detection and correction of product failures and a low historical rate of payments on indemnification claims, the historical activity and the related expense were not significant as of and for the fiscal years presented.

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

Computation of Earnings (Loss) Per Share—Diluted net income per share is reported based on the more dilutive of the treasury stock or the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. The Company’s unvested restricted stock awards and certain unvested restricted stock units meet the definition of participating securities. Basic net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Stock options totaling 1.1 million and 1.8 million for the years ended December 31, 2012 and 2011, respectively were not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the year ended December 31, 2010 there were no differences between the number of common shares used for the basic and diluted loss per share computations as the Company incurred a net loss. Due to the fact that the holders of participating securities are not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to participating securities was made for periods in which the Company incurred a net loss.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	2012	2011

Basic net income per share:
Net income	$4,993	$7,633
Less: income allocated to participating securities	(28)	(68)

Net income allocated to common stockholders	$4,965	$7,565

Weighted average common shares outstanding – basic	33,068	32,903

Net income per share – basic	$0.15	$0.23

Diluted net income per share:
Net income	$4,993	$7,633
Less: income allocated to participating securities	(27)	(67)

Net income allocated to common stockholders	$4,966	$7,566

Weighted average common shares outstanding – basic	33,068	32,903
Dilutive securities	634	417

Weighted average common shares outstanding – diluted	33,702	33,320

Net income per share – diluted	$0.15	$0.23

Comprehensive Income (Loss)—Comprehensive income (loss) includes unrealized gains and losses excluded from the Company’s Consolidated Statements of Operations. The component of accumulated other comprehensive loss for the year ended December 31, 2010 is an unrealized loss on marketable securities.

Restructuring Charges—In March 2009, the Company announced and implemented a restructuring plan (the “Restructuring Plan”). The Restructuring Plan primarily consisted of a workforce reduction (approximately 10% of the Company’s total workforce) as well as consolidation of facility space at its Santa Clara, California location. The completion date for the workforce reduction was the end of the second quarter of fiscal year 2010, at which time the COBRA benefits expired for terminated employees. The expected completion date relating to the Santa Clara lease liability is November 2014, the end of the current lease term. The Company recorded a charge of $2.0 million during the year ended December 31, 2009, which is net of a $0.2 million stock-based compensation expense reversal for certain terminated employees. As of December 31, 2012 and 2011 $0.3 million and $0.2 million, respectively, is included in other current liabilities, and $0.2 million and $0.3 million respectively, is included in other non-current liabilities in the accompanying Consolidated Balance Sheets.

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

Accounting Periods—Each of the Company’s fiscal quarters end on the Sunday closest to the end of the calendar quarter. The Company’s fiscal year end is December 30, 2012. For ease of reference, the calendar quarter end dates are used herein.

Recent Accounting Pronouncements—In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, (“ASU 2012-02”), to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for the fiscal years starting after September 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2012-02 on the consolidated financial statements.

Note 2. Line of Credit

On August 10, 2012, the Company entered into an amended and restated $140.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on August 10, 2017. The Senior Credit Facility amends and restates the Company’s $120.0 million senior secured credit facility dated October 8, 2008. As part of this amendment, the Company incurred $1.0 million in deferred financing costs related to the Senior Credit Facility in addition to the $0.6 million it had previously recorded related to the original credit facility. Deferred financing costs are amortized on a straight line basis over the term of the Senior Credit Facility. As of December 31, 2012 and 2011, the Company had deferred financing costs of $1.5 million and $1.0 million, respectively, included as a portion of other non-current assets. The

Senior Credit Facility bears interest at either the London Interbank Offered Rate (“LIBOR”) or the base rate, plus, in each case, the applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans (weighted average interest rate of 1.46% at December 31, 2012). The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. The Company is also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation, amortization, and stock-based compensation) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company.

As of December 31, 2012, the Company had $110.4 million available under the Senior Credit Facility. The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility and its funded debt to adjusted EBITDA ratio. As of December 31, 2012 and 2011, the Company had $5.0 million and $42.0 million, respectively, outstanding under the Senior Credit Facility. As of December 31, 2012 and 2011, the Company was in compliance with all financial covenants.

Note 3. Income Taxes

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	December 31,
	2012	2011	2010
Current:
Federal	$1,870	$2,494	$(6,976)
State	377	155	159

Total current provision (benefit)	2,247	2,649	(6,817)
Deferred:
Federal	811	1,422	1,622
State	(440)	(220)	(954)

Total deferred provision	371	1,202	668

Provision (benefit) for income taxes	$2,618	$3,851	$(6,149)

The Company’s income (loss) before provision (benefit) for income taxes was not subject to taxes in any jurisdictions outside of the United States.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are shown below (in thousands).

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$917	$4,934
Acquired intangibles	3,933	4,284
Sale-leaseback, net	1,720	2,053
Capitalized research and development costs	579	1,330
Allowance for returns and discounts	2,800	1,619
Stock compensation	6,298	5,406
Tax credit carryforwards	1,520	1,636
Other, net	3,271	2,889

Total deferred tax assets	21,038	24,151
Deferred tax liabilities:
Acquired intangibles	(13,811)	(16,577)
Depreciation	(3,954)	(3,933)

Total deferred tax liabilities	(17,765)	(20,510)

Net deferred tax assets and liabilities	$3,273	$3,641

The Company will continue to assess the realization of its deferred tax assets. Should the Company determine that it would not be able to realize all or part of its other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination were made. The Company is currently under Internal Revenue Service audit examination for the 2007 through 2010 tax years.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss (“NOL”) carryforwards resulting from excess tax benefits. As of December 31, 2012 and 2011, deferred tax assets do not include $1.1 million and $2.3 million, respectively of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carryforwards. Additional paid-in capital will be increased up to an additional $1.1 million if such excess tax benefits are realized.

As of December 31, 2012, the Company had federal NOL carryforwards of approximately $3.0 million which will expire at various dates through December 31, 2031, unless previously utilized. The Company has federal research credits of $0.5 million which will expire at various dates through December 31, 2031, unless previously utilized. The Company has gross state research credits of $5.2 million which do not expire.

The reconciliation of income tax computed at the federal statutory rate to the provision (benefit) for income taxes from continuing operations is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Tax expense (benefit) at statutory tax rate	$2,664	$4,019	$(6,095)
State taxes (benefit), net of federal tax (benefit)	239	388	(734)
Permanent differences	26	159	1,173
Federal and state research credits – current year	(370)	(904)	(952)
(Benefit) liability for uncertain tax positions	(106)	204	74
Impact of change in federal and state tax rate on revaluing deferred tax assets	75	39	548
Other	90	(54)	(163)

	$2,618	$3,851	$(6,149)

The benefit of the federal 2012 research and development tax credit cannot be recognized until 2013, as the result of legislative approval occurring in January, 2013.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2012	2011	2010
Beginning balance	$8,567	$8,085	$6,983
Increases related to prior year tax positions	372	—	346
Increases related to current year tax positions	366	566	623
Increases related to DHI pre-acquisition items	—	—	319
Decreases due to settlements	—	—	(92)
Expiration of the statute of limitations for the assessment of taxes	(254)	—	—
Other	—	(84)	(94)

Ending balance	$9,051	$8,567	$8,085

Included in the unrecognized tax benefits of $9.1 million at December 31, 2012 was $7.2 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. We do not expect the Company’s unrealized tax benefits to decrease over the next 12 months. Included in the unrecognized tax benefits of $8.6 million at December 31, 2011 was $6.9 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. Included in the unrecognized tax benefits of $8.1 million at December 31, 2010 was $6.5 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company’s policy is to recognize the interest expense and penalties related to income tax matters as a component of income tax expense. The Company has accrued approximately $0.7 million of interest and penalties associated with uncertain tax positions as of December 31, 2012.

The Company is subject to periodic audits by domestic tax authorities. The Company’s federal tax years for 1996 and forward are subject to examination by the U.S. authorities due to the carry forward of unutilized net operating losses and research and development credits. With few exceptions, the Company’s tax years 2000 and forward are subject to examination by state and foreign tax authorities. The Company believes it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

Note 4. Stockholders’ Equity

Preferred Stock. The Company’s certificate of incorporation, as amended, authorizes the issuance of up to five million preferred shares. The Board of Directors is authorized to fix the number of shares of any series of preferred stock and to determine the designation of such shares. However, the amended certificate of incorporation specifies the initial series and the rights of that series. No shares of preferred stock were outstanding as of December 31, 2012 and 2011.

Restricted Stock. The Company grants time-based restricted stock awards and performance-based and time-based restricted stock units to certain officers, directors and management. Until the restrictions lapse, ownership of the affected shares of restricted stock awards or units granted to the Company’s officers is conditional upon continuous employment with the Company. During the restricted period, only holders of restricted stock awards have full voting rights with respect to their shares of restricted stock, even though the restricted stock award remains subject to transfer restrictions and generally is subject to forfeiture upon termination of employment or service. If an officer or director terminates service before the restrictions lapse, the restricted stock award is repurchased by the Company from the individual and any compensation expense previously recognized would be reversed, thereby reducing the amount of stock-based compensation expense during that period.

For the year ended December 31, 2012, the Company granted approximately 0.1 million shares of restricted stock awards and units to officers and management, which either have a time-based four-year vesting provision or performance-based vesting provisions. For the year ended December 31, 2011, the Company granted approximately 0.2 million shares of restricted stock awards and units to officers and management, which either have a time-based four-year vesting provision or performance-based vesting provisions. For the year ended December 31, 2010, the Company granted approximately 0.2 million shares of restricted stock awards to officers and management, all of which vest over a four-year period. A portion of the restricted stock granted in 2012 and 2011 was performance-based and vesting is tied to achievement of specific Company goals in 2014 and 2013, respectively. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with performance-based restricted stock requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The grant date of the performance-based restricted stock takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the restricted stock.

During the years ended December 31, 2012, 2011 and 2010, restricted stock units were granted to certain members of the Board of Directors in lieu of cash compensation as a part of the Company’s non-employee director’s deferred compensation program. The compensation expense associated with these grants of restricted stock units was $0.5 million, $0.4 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Equity Incentive Plan. The Company grants options and other stock based awards to employees and non-employee directors under its 2010 Equity Incentive Plan (the “2010 Plan”) and previously granted options under the Amended and Restated 2001 Equity Incentive Plan, the 1998 Stock Incentive Plan and the 1996 Non-Employee Directors Stock Option Plan. The 2001, 1998 and 1996 Plans were terminated at the time of adoption of the 2010 Plan, but the terminated Plans continue to govern outstanding options granted thereunder. The Company has stock options and other stock based awards outstanding, which were issued under each of these equity incentive plans to certain employees and directors. Stock options granted under the various plans have terms ranging up to ten years, have exercise prices ranging from $3.19 to $19.48, and generally vest over four years. As of December 31, 2012, approximately 0.7 million shares remained available for grant under the 2010 Plan.

Employee Deferred Bonus Compensation Program. For the year ended December 31, 2012 and 2011, certain employees of the Company were eligible to participate in the Company’s deferred bonus compensation program with respect to any payments received under the Company’s cash incentive plan. Participating employees could elect to receive 50% or 100% of the cash value of their cash bonus in the form of fully vested, restricted stock units plus an additional premium as additional restricted stock units, issued under the 2010 Plan. The premium restricted stock units are subject to a one-year vesting requirement from the date of issuance.

The additional premium will be determined based on the length of time of the deferral period selected by the participating employee as follows: (i) if one year from the date of grant, a premium of 10% on the amount deferred, (ii) if two years from the date of grant, a premium of 20% on the amount deferred, or (iii) if four years from the date of grant, a premium of 30% on the amount deferred.

Employee Stock Purchase Plan. Under the Company’s 1983 Employee Stock Purchase Plan (the “ESPP”), full-time employees are allowed to purchase common stock through payroll deductions (which cannot exceed 10% of the employee’s compensation) at the lower of 85% of fair market value at the beginning or end of each six-month purchase period. As of December 31, 2012, 1,009,505 shares had been sold under the Plan, leaving 250,410 shares available for future issuance.

Share Repurchase Program. On November 28, 2011, the Company announced that its Board of Directors authorized it to repurchase up to an aggregate of $25.0 million in shares of its common stock under the stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. At December 31, 2012, approximately $22.1 million remains available under this plan. This repurchase program will expire on November 8, 2013 unless extended by the Board of Directors.

Shares Reserved for Future Issuance. At December 31, 2012, approximately 4.7 million shares of common stock were reserved under the Company’s equity incentive plans, and 250,410 were reserved for purchases under the ESPP.

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

Note 5. Stock-Based Compensation

Compensation expense related to the Company’s share-based awards for the years ended December 31, 2012, 2011 and 2010 was $6.6 million, $7.5 million and $5.2 million, respectively, of which $3.8 million, $4.6 million and $4.0 million, respectively, related to stock options and $2.8 million, $2.9 million and $1.2 million, respectively, related to restricted stock (“stock awards”). For the year ended December 31, 2012, 2011, and 2010 the Company recorded $0.6 million, $0.9 million and $- in stock-based compensation expense, respectively, associated with the deferred bonus compensation program, described in Note 4, of which $0.5 million, $0.9 million and $-, respectively, was initially recorded as a component of accrued payroll and related expenses.

Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Cost of sales	$0.6	$0.6	$0.6
Research and development	1.1	1.0	0.6
Sales and marketing	0.6	0.5	0.4
General and administrative	4.3	5.4	3.6

	$6.6	$7.5	$5.2

Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the year ended December 31, 2012, 2011 and 2010.

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

	Year ended December 31,
	2012	2011	2010
Risk-free interest rate	0.83%	1.87%	2.40%
Expected option life (in years)	5.52	5.23	4.89
Volatility rate	0.46	0.47	0.52
Dividend rate	0%	0%	0%

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

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was $6.51, $5.92 and $6.86 for options granted during the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value was $2.0 million, $1.2 million and $0.8 million for options exercised during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, total unrecognized compensation expense related to stock options was approximately $4.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years. The maximum contractual term of the Company’s stock options is ten years.

A summary of the status of stock option activity for the years ended December 31, 2010, 2011 and 2012 is as follows (in thousands, except price data and years):

	Number of Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2010	2,825	$11.41
Granted	609	14.67
Exercised	(122)	6.77
Cancelled	(146)	10.72

Outstanding at December 31, 2010	3,166	12.25
Granted	617	13.61
Exercised	(151)	7.93
Cancelled	(215)	13.56

Outstanding at December 31, 2011	3,417	12.60
Granted	624	15.23
Exercised	(351)	11.85
Cancelled	(90)	11.94

Outstanding at December 31, 2012	3,600	$13.15	6.85	$19,171

Vested and expected to vest at December 31, 2012	3,388	$13.05	6.73	$18,362

Exercisable at December 31, 2012	1,968	$12.55	5.82	$11,650

Available for future grant at December 31, 2012	702

Stock Awards

The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date. The Company grants both time-based and performance-based stock awards. Compensation expense for time-based stock awards is measured at the grant date and recognized ratably over the vesting period. A portion of the stock awards granted in 2012 and 2011 was performance-based and vesting is tied to achievement of specific Company goals in 2014 and 2013, respectively. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with performance-based stock award requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The grant date of the performance-based stock award takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the stock award.

A summary of the status of stock awards activity for the years ended December 31, 2010, 2011 and 2012 is as follows (in thousands, except price data):

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2010	218	$11.58
Granted	248	14.12
Vested	(99)	12.85
Forfeited	(16)	11.02

Non-vested at December 31, 2010	351	14.02
Granted	235	13.70
Vested	(39)	15.22
Forfeited	(45)	13.29

Non-vested at December 31, 2011	502	13.65
Granted	145	15.69
Vested	(107)	15.29
Forfeited	(18)	13.81

Non-vested at December 31, 2012	522	$13.87

In 2012, the Company issued approximately 0.1 million restricted share units in exchange for the 2011 deferred bonus liability of $0.9 million.

The total amount of unrecognized compensation expense related to non-vested stock awards as of December 31, 2012 was approximately $2.2 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

Note 6. Commitments and Contingencies

Leases

The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancelable leases at the end of 2012 are as follows (in thousands):

Years ending December 31,	Operating Leases	Lease Obligation
2013	$1,747	$1,117
2014	1,494	1,125
2015	702	1,134
2016	725	1,145
2017	249	1,152
Thereafter	—	3,351

Total minimum lease payments	$4,917	9,024

Less amount representing interest		(3,077)

Present value of lease obligation		5,947
Less current portion		(380)

Long-term lease obligation		$5,567

Rent expense under operating leases totaled approximately $2.0 million for the year ended December 31, 2012, $1.8 million for the year ended December 31, 2011 and $1.8 million for the year ended December 31, 2010. In the fourth quarter of 2011, the Company entered into a new operating lease to rent approximately 11,000 square feet of additional office space in San Diego with a lease term through October 2013. The operating lease at the Company’s Santa Clara location has a lease term through November 2014. In the fourth quarter of 2011, the Company exercised its renewal option at the Athens, Ohio location, thereby extending the lease term to 2017 with options to extend the lease for two additional five-year periods.

During 1999, the Company completed a sale and leaseback transaction of its San Diego facility. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under the guidance in ASC Topic 840-40, Accounting for Sales of Real Estate. The assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company will amortize the lease obligation over this new term. The amount of the monthly rental payments remain the same under the amendment. In addition, the Company has the option to purchase the general partner’s interest in the partnership in January 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership of approximately $1.1 million for each of the three years ended December 31, 2012, 2011 and 2010.

Purchase Commitments

The Company has $4.7 million in firm purchase commitments with respect to planned capital expenditures as of December 31, 2012.

Legal

The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. At December 31, 2012 and 2011, the Company had $0.3 million and $0.8 million, respectively, accrued as a liability for various legal matters where the Company deemed the liability probable and estimable.

Licensing Arrangements

On September 27, 2011, the Company entered into the Second Amendment (the “Amendment”) to Quidel/Inverness Settlement Agreement dated April 27, 2005 (the “Agreement”), as amended by an Addendum dated June 19, 2006, with Alere Inc. (formerly known as Inverness Medical Innovations, Inc.) (“Alere”).

The Amendment, which is effective as of April 1, 2011, amends certain royalty and other provisions in the Agreement and enabled the Company to “buy-down” and “buy-out” its future royalty obligation under the Agreement for payments totaling $29.5 million. Under the Amendment, the Company made an initial cash payment of $13.8 million to Alere in September 2011 in connection with a buy-down of the Company’s royalty obligations for the period beginning July 1, 2011. In addition, the Company exercised its buy-out right for any remaining future royalty obligation by exercising the Royalty Termination Option (as defined in the Amendment) in January 2012, thereby terminating the Company’s obligation to pay future royalties under the Agreement in exchange for a fixed cash payment in the amount of $15.7 million less $1.0 million of specified third quarter 2011 royalties. This amount was paid in February 2012.

In conjunction with Financial Accounting Standards Board Accounting Standard Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), the Company assigned $28.8 million to the licensed technology and $0.7 million as a one-time charge to cost of sales to settle royalty claims. In determining the fair value allocation between the intangible asset licensed technology and the one-time charge to cost of sales, the Company assessed the past and estimated future revenue streams related to present and future products that use the patents that are subject to the Amendment. The effective life and related amortization of the licensed technology will be based on the higher of the percentage of usage or the straight-line method. This percentage of usage will be determined using the revenues generated from products covered by the patents that are subject to the Amendment. The terms of the Amendment provide for an estimated useful life of 3.5 years for this asset. The Company recorded $8.0 million and $4.0 million of amortization expense in 2012 and 2011, respectively, included as a portion of cost of sales. Prior to the buy-out, the Company recorded $4.9 million and $6.0 million of royalty expense in 2011 and 2010, respectively.

In addition to the royalty agreement noted above, the Company has entered into various other licensing and royalty agreements, which largely require payments based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of approximately $1.4 million, $1.9 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and Development Agreements

The Company has entered into various research and development agreements which provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. At December 31, 2012, total current commitments due under the terms of these agreements are estimated at $2.1 million in the aggregate. The commitments will fluctuate as we agree to new phases of development under the existing arrangements.

Note 7. Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented 14%, 14%, and 15% of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, balances due from foreign customers, in U.S. dollars, were $2.8 million and $4.8 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Year ended December 31,
	2012	2011	2010
Customer:
A	16%	15%	12%
B	18%	17%	12%

	34%	32%	24%

As of December 31, 2012 and 2011, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $22.4 million and $5.5 million, respectively.

The following presents long-lived assets (excluding intangible assets) and total net revenue by geographic territory (in thousands):

	Long-lived assets December 31,		Total revenue year ended December 31,
	2012	2011	2012	2011	2010
United States operations
Domestic	$34,156	$28,434	$134,239	$137,096	$95,964
Foreign	—	—	21,502	21,507	17,375

Total	$34,156	$28,434	$155,741	$158,603	$113,339

Consolidated net product revenues by disease state are as follows (in thousands):

	Year ended December 31,
	2012(1)	2011(1)	2010(1)
Infectious disease	$110,982	$112,227	$68,869
Women’s health	32,653	32,715	32,246
Gastrointestinal disease	6,328	6,920	5,967
Other	3,326	4,323	3,864

	$153,289	$156,185	$110,946

(1)	Consolidated net product revenues disclosed above excludes royalty, license and grant revenue of $2.5 million, $2.4 million and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, as this revenue is not associated with the direct sale of a product by the Company.

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

As of December 31, 2012 and 2011, the carrying amount of the Company’s Senior Credit Facility approximates fair value because it has a variable interest rate that reflects market changes to interest rates and changes in the Company’s leverage ratio. As of December 31, 2012 and 2011, the Company used Level 2 inputs to determine the fair value of its Senior Credit Facility. As of December 31, 2012 and 2011, the carrying amount of the Company’s cash equivalents approximates fair value. Cash equivalents primarily consisted of funds held in a money market account. As of December 31, 2012 and 2011, the carrying value of cash equivalents was $11.0 million and $47.0 million, respectively, and was determined based on Level 1 inputs.

Note 9. Employee Benefit Plan

The Company has a defined contribution 401(k) plan (the “401(k) Plan”) covering all employees who are eligible to join the 401(k) Plan upon employment. Employee contributions are subject to a maximum limit by federal law. This Plan includes an employer match of 50% on the first 6% of pay contributed by the employee. The Company contributed approximately $0.8 million, $0.8 million and $0.7 million to the 401(k) Plan during the year ended December 31, 2012, 2011 and 2010, respectively.

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

(in thousands, except per share data)	Year ended December 31, 2010
Pro forma total revenues	$119,044

Pro forma net (loss) income	$(13,989)

Pro forma basic net (loss) earnings per share(1)	$(0.49)

Pro forma diluted net (loss) earnings per share(1)	$(0.49)

(1)	Included in the pro forma $0.49 net loss per share for the year ended December 31, 2010 is $5.3 million of transaction expenses relating to the acquisition of DHI, which contributed $0.11 to the pro forma net loss per share.

Note 11. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2012
Total revenues	$37,960	$30,858	$32,998	$53,925
Cost of sales (excludes amortization of intangible assets)	14,808	14,008	14,872	17,597
Gross profit (1)	21,714	15,412	16,688	34,890
Total costs and expenses	37,490	35,377	34,220	39,808
Net income (loss)	51	(3,122)	(676)	8,740
Basic and diluted net earnings (loss) per share (3)	0.00	(0.09)	(0.02)	0.26

2011
Total revenues	$59,595	$27,509	$33,108	$38,391
Cost of sales (excludes amortization of intangible assets)	20,043	12,540	14,996	15,286
Gross profit (2)	37,882	13,299	16,442	21,448
Total costs and expenses	41,647	32,612	34,352	36,252
Net loss	11,448	(3,660)	(1,113)	958
Basic and diluted net loss per share (3)	0.35	(0.11)	(0.03)	0.03

(1)	Included in 2012 quarterly gross profit is amortization of intangible assets of $1.4 million for each quarter.
(2)	Included in 2011 quarterly gross profit is amortization of intangible assets of $1.7 million for each quarter.
(3)	Due to the computation of earnings (loss) per share, the sum of the quarterly amounts may not equal the full-year results.

SCHEDULE II

QUIDEL CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Additions
Description	Balance at beginning of period	Charges to costs and expenses(1)	Charges to other accounts	Deductions(2)	Balance at end of period
Year ended December 31, 2012:
Accounts receivable allowance	$1,960	$10,849	$—	$7,854	$4,955
Year ended December 31, 2011:
Accounts receivable allowance	$1,882	$7,909	$—	$7,831	$1,960
Year ended December 31, 2010:
Accounts receivable allowance	$3,337	$4,461	$—	$5,916	$1,882

(1)	Represents charges associated primarily to accruals for early payment discounts, contract rebates and bad debt.
(2)	The deductions represent actual charges against the accrual described above.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 10, 2010, by and among Quidel Corporation, Fairway Acquisition Corporation, Diagnostic Hybrids, Inc., and David R. Scholl, Ph.D., in his capacity as securityholder agent. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on January 11, 2010.)

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

4.2	Specimen stock certification. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed on August 31, 2010.)

10.1(1)	Registrant’s Amended and Restated 1983 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on April 6, 2012.)

10.2(1)	Registrant’s 1990 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

10.3(1)	Registrant’s 1996 Non-Employee Directors Plan. (Incorporated by reference to Registrant’s Proxy Statement filed on September 27, 1996.)

10.4(1)	Registrant’s 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007.)

10.5(1)	Registrant’s Amended and Restated 2001 Equity Incentive Plan, effective as of May 12, 2009. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 18, 2009.)

10.6(1)	Quidel Corporation Amended and Restated 2010 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 6, 2012.)

10.7(1)	Form of Notice of Grant of Award and Award Agreement for Quidel Corporation 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2010.)

10.8(1)	Form of Restricted Stock Award Agreement for Quidel Corporation 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2010.)

10.9	Settlement Agreement effective April 1, 1997 between the Registrant and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended March 31, 1997.)

10.10	Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended March 31, 1997.)

10.11	Settlement Agreement dated April 27, 2005 between the Registrant and Inverness Medical Innovations, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 3, 2005.)

10.12	Second Amendment to Quidel/Inverness Settlement Agreement dated September 27, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 28, 2011.)

10.13	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on January 4, 2000.)

10.14	Second Amendment to Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 29, 2009.)

Exhibit Number	Description

10.15(1)	Form of Indemnification Agreement—Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 23, 2005.)

10.16(1)	Employment Agreement, dated as of January 16, 2009, between the Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.17(1)	Stock Option Agreement, dated as of January 16, 2009, between the Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.18(1)	Restricted Stock Agreement, dated as of January 16, 2009, between the Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.19(1)	Agreement Re: Change in Control, dated as of January 16, 2009, between the Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.20(1)	Employment Offer Letter, entered into on June 5, 2008, between the Registrant and Robert J. Bujarski. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 6, 2008.)

10.21(1)	Agreement Re: Change in Control, entered into on June 5, 2008, between the Registrant and Robert J. Bujarski. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 6, 2008.)

10.22(1)	Randall Steward Employment Offer Letter, dated as of September 12, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 21, 2011.)

10.23(1)	Agreement Re: Change in Control, dated as of September 19, 2011, between the Registrant and Randall Steward. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 21, 2011.)

10.24(1)	Employment Offer Letter, dated May 9, 2011, between the Registrant and Mark W. Smits. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.)

10.25(1)	Agreement Re: Change in Control, entered into on May 11, 2011, between the Registrant and Mark W. Smits. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.)

10.26(1)	Agreement Re: Change in Control, entered into on June 25, 2007, between the Registrant and Scot M. McLeod. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 26, 2007.)

10.27(1)	Amendment of Agreement Re: Change in Control, dated December 31, 2007, between the Registrant and Scot M. McLeod. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed on January 3, 2008.)

10.28(1)	Change in Control Agreement dated July 19, 2004 between the Registrant and Michael J. Beck. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004.)

10.29(1)	Amendment of Agreement Re: Change in Control, dated December 31, 2007, between the Registrant and Michael J. Beck. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on January 3, 2008.)

10.30(1)	Agreement Re: Change in Control, entered into on November 7, 2008, between the Registrant and John D. Tamerius, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 7, 2008.)

10.31(1)	Employment Offer Letter, dated June 22, 2009, between the Registrant and Timothy T. Stenzel. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009.)

10.32(1)	Agreement Re: Change in Control, entered into on September 1, 2009, between the Registrant and Timothy T. Stenzel. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009.)

10.33(1)	Q4 2010 Employee Deferred Compensation Program for the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 8, 2010.)

10.34(1)	2011 Employee Deferred Bonus Compensation Program for the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 17, 2010.)

Exhibit Number	Description

10.35(1)	2011 Leadership Incentive Compensation Plan (Cash) for the Registrant. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 2010.)

10.36(1)	2011 Equity Incentive Plan Grants to the Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2011.)

10.37(1)	2011 Annual Base Salaries for the Registrant’s Executive Officers, effective as of February 28, 2011. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 7, 2011.)

10.38(1)	2012 Cash Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 6, 2012)

10.39(1)	2012 Employee Deferred Bonus Compensation Program (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 6, 2012)

10.40(1)	2012 Equity Incentive Plan Grants to the Registrant’s Executive Officers (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 6, 2012)

10.41(1)	2012 Annual Base Salaries for the Registrant’s Executive Officers, effective as of March 5, 2012 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on March 6, 2012)

10.42(1)	2011 Cash Bonus Awards (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 2, 2012)

10.43	Amended and Restated Credit Agreement, by and among the Registrant, as Borrower, each lender from time to time party thereto (collectively, “Lenders” and individually, a “Lender”) and Bank of America, N.A. as Agent, Swing Line Lender and L/C Issuer, dated as of August 10, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 10, 2012.)

10.44	Amended and Restated Security Agreement by and among the Registrant, as Borrower, the material subsidiaries of Borrower, each additional grantor that may become a party thereto and Bank of America, N.A., as Agent, dated as of August 10, 2012. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 10, 2012.)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of the Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Extension Definition Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	Filed / furnished herewith
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