Form 10-Q
period 2013-03-31
QUIDEL CORP /DE/
filed 2013-04-24
CIK 353569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2013, 33,731,117 shares of common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.	Financial Statements

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value; unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$44,375	$14,856
Accounts receivable, net	14,108	32,570
Inventories	20,722	15,496
Deferred tax asset—current	6,622	6,622
Prepaid expenses and other current assets	5,752	5,228

Total current assets	91,579	74,772
Property, plant and equipment, net	36,565	34,156
Goodwill	71,013	71,013
Intangible assets, net	56,206	60,341
Other non-current assets	1,713	1,817

Total assets	$257,076	$242,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,761	$7,864
Accrued payroll and related expenses	5,475	6,016
Accrued royalties	288	252
Current portion of lease obligation	394	380
Income taxs payable	2,684	955
Other current liabilities	7,239	7,034

Total current liabilities	22,841	22,501
Long term debt	—	5,000
Lease obligation, net of current portion	5,462	5,567
Deferred tax liability—non-current	3,349	3,349
Income taxes payable	5,347	4,548
Other non-current liabilities	1,658	1,354
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 33,740 and 33,452 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	34	33
Additional paid-in capital	190,702	184,431
Retained earnings	27,683	15,316

Total stockholders’ equity	218,419	199,780

Total liabilities and stockholders’ equity	$257,076	$242,099

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data; unaudited)

	Three months ended March 31,
	2013	2012
Total revenues	$61,995	$37,960
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1,438 in both 2013 and 2012)	19,547	14,808
Research and development	7,524	8,504
Sales and marketing	8,442	6,536
General and administrative	7,529	5,924
Amortization of intangible assets from acquired businesses and technology	1,764	1,718

Total costs and expenses	44,806	37,490

Operating income	17,189	470
Other (expense) income
Interest income	6	18
Interest expense	(204)	(407)

Total other expense	(198)	(389)

Income before taxes	16,991	81
Provision for income taxes	4,624	30

Net income	$12,367	$51

Basic earnings per share	$0.37	$—
Diluted earnings per share	$0.36	$—
Shares used in basic per share calculation	33,501	32,997
Shares used in diluted per share calculation	34,575	33,504

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$12,367	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	7,056	5,580
Stock-based compensation expense	2,141	1,863
Change in deferred tax assets and liabilities	937	1
Excess tax benefit from share-based compensation	(937)	—
Changes in assets and liabilities:
Accounts receivable	18,462	199
Inventories	(5,226)	(1,552)
Income tax receivable	—	31
Prepaid expenses and other current and non-current assets	(504)	(1,731)
Accounts payable	(2,607)	1,232
Accrued payroll and related expenses	(317)	(332)
Accrued royalties	36	17
Accrued income taxes payable	2,528	—
Other current and non-current liabilities	509	(1,656)

Net cash provided by operating activities	34,445	3,703

INVESTING ACTIVITIES:
Acquisitions of property and equipment	(2,820)	(1,058)
Acquisition of intangibles	(922)	(14,928)
Proceeds from the sale of fixed assets	—	115

Net cash used for investing activities	(3,742)	(15,871)

FINANCING ACTIVITIES:
Payments on lease obligation	(91)	(78)
Repurchases of common stock	(561)	(3,387)
Payments on line of credit	(5,000)	(23,000)
Payment of note payable to state agency	—	(1,498)
Proceeds from issuance of common stock, net of cancellations	3,531	354
Excess tax benefit from share-based compensation	937	—

Net cash used for financing activities	(1,184)	(27,609)

Net increase (decrease) in cash and cash equivalents	29,519	(39,777)
Cash and cash equivalents, beginning of period	14,856	61,332

Cash and cash equivalents, end of period	$44,375	$21,555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$204	$407

Cash paid for income taxes	$944	$—

NON-CASH INVESTING ACTIVITIES:
Purchase of capital equipment by incurring current liabilities	$1,504	$285

NON-CASH FINANCING ACTIVITIES:
Reduction of other current liabilities upon issuance of restricted share units	$447	$917

See accompanying notes.

Quidel Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

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

The information at March 31, 2013, and for the three months ended March 31, 2013 and 2012, is unaudited. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.

The Company reclassified $0.9 million from the change in accrued payroll and related expenses within operating activities and from issuance of common stock, net of cancellations within financing activities to non-cash financing activities on the Consolidated Statements of Cash Flows for the three months ended March 31, 2012. The change allows for consistent classification of issuances related to the Company’s deferred bonus compensation program. The Company reclassified $0.7 million from other current liabilities to other non-current liabilities on the December 31, 2012 Consolidated Balance Sheet in order to classify interest and penalties associated with uncertain tax positions in a manner consistent with the related liability.

For 2013 and 2012, the Company’s fiscal year will or has ended on December 29, 2013 and December 30, 2012, respectively. For 2013 and 2012, the Company’s first quarter ended on March 31, 2013 and April 1, 2012, respectively. For ease of reference, the calendar quarter end dates are used herein. The three month periods ended March 31, 2013 and 2012 both included 13 weeks, respectively.

Comprehensive Income

Net income is equal to comprehensive income for the three months ended March 31, 2013 and 2012, respectively.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, customer programs and incentives, reserve for uncollectible accounts, inventory valuation, intangible assets, software development costs, stock-based compensation, restructuring, contingencies and litigation, and income taxes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition

The Company records revenues primarily from product sales. These revenues are recorded net of rebates and other discounts which are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Change in title to the product and recognition of revenue occurs upon delivery to the customer when sales terms are free on board (“FOB”) destination and at the time of shipment when the sales terms are FOB shipping point and there is no right of return. The Company also earns income from the licensing of technology.

The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna™ MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities. The Company expects to receive milestone payments of $2.5 million in 2013 and $3.2 million in 2014 and will recognize grant revenue on the lesser of the amount recognized on a straight-line basis or the amount that is non-refundable through the end of the agreement, which is December 31, 2015. For the three months ended March 31, 2013, the Company recognized $0.6 million as grant revenue associated with this grant. The Company has included $1.5 million and $2.2 million of restricted cash as a component of prepaid expenses and other current assets and as a component of other current liabilities as of March 31, 2013 and December 31, 2012, respectively.

Collaborative Arrangement

In July 2012, the Company entered into a collaborative arrangement with Life Technologies Corporation for the development of molecular assays. ASC Topic 808, Collaborative Arrangements, defines a collaborative arrangement as an arrangement where the parties are active participants and have exposure to significant risks. The Company is accounting for the joint development and commercialization activities with the third-party as a joint risk sharing collaboration in accordance with ASC Topic 808, Collaborative Arrangements. Payments received or due from Life Technologies Corporation totaled $3.0 million in 2012 and $1.1 million in the three months ended March 31, 2013. The Company expects additional payments of $0.8 million to become due through 2013. The reimbursement represents 50% of project development costs based upon mutually agreed upon project plans for each molecular assay. The reimbursements are recorded as a reduction to research and development expense in the accompanying consolidated financial statements, to the extent that they are less than related expenditures for research and development activities subsequent to the date of the contract. The Company recognized $1.1 million of such reimbursements as a reduction to research and development expense for the three months ended March 31, 2013. In connection with the collaboration agreement, the Company also entered into a manufacturing and supply agreement with Life Technologies Corporation, which provides for margin sharing.

In March 2013, the Company entered into a six year instrument supply agreement (the “March 2013 Agreement”) with Life Technologies Corporation for $0.8 million to sell Life Technologies Corporation’s QuantStudio™ DX diagnostic laboratory instrument for use in the infectious disease field, along with the assays developed under the collaborative agreement.

Recent Accounting Pronouncement

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, (“ASU 2012-02”), to simplify the testing for a decrease in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP was effective as of January 1, 2013. The adoption of ASU 2012-02 did not have a material effect on the Company’s consolidated financial position or results of operations.

Note 2. Computation of Earnings Per Share

Diluted net income per share is reported based on the more dilutive of the treasury stock or the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. The Company’s unvested restricted stock awards and certain unvested restricted stock units meet the definition of participating securities. Basic net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Stock options totaling 0.2 million and 1.7 million for the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share (“EPS”) as their effect was anti-dilutive.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	2013	2012
Basic net income per share:
Net income	$12,367	$51
Less: income allocated to participating securities	(48)	—

Net income allocated to common stockholders	$12,319	$51

Weighted average common shares outstanding — basic	33,501	32,997

Net income per share — basic	$0.37	$—

Diluted net income per share:
Net income	$12,367	$51
Less: income allocated to participating securities	(46)	—

Net income allocated to common stockholders	$12,321	$51

Weighted average common shares outstanding — basic	33,501	32,997
Dilutive securities	1,074	507

Weighted average common shares outstanding — diluted	34,575	33,504

Net income per share — diluted	$0.36	$—

Note 3. Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories consisted of the following, net of reserves of $0.6 million and $0.6 million at March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$7,742	$5,582
Work - in - process (materials, labor and overhead)	7,464	4,686
Finished goods (materials, labor and overhead)	5,516	5,228

	$20,722	$15,496

Note 4. Intangible Assets

In 2011, the Company acquired a technology license from Alere Inc. for $28.8 million, which the Company is amortizing over an estimated useful life of 3.5 years based on the higher of the percentage of usage or the straight-line method. This percentage of usage will be determined using the revenues generated from products covered by the patents that are subject to the license. The Company recorded $3.2 million and $2.1 million of amortization expense included as a portion of cost of sales in the three months ended March 31, 2013 and 2012, respectively.

The Company acquired distribution rights for $0.8 million in conjunction with the March 2013 Agreement with Life Technologies Corporation (see Note 1). The distribution rights will be amortized on a straight-line basis over the contractual term of six years.

Note 5. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Customer incentives	$1,689	$2,693
Customer prepayments	1,657	450
Unearned grant revenue	1,523	2,156
Accrued liability for technology licenses	1,336	707
Other	1,034	1,028

	$7,239	$7,034

Note 6. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 27.2% and 37.0%, respectively. The Company recognized an income tax expense of $4.6 million and $30,000 for the three months ended March 31, 2013 and 2012, respectively. On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. As a result, the benefit related to the 2012 federal research and development credit of approximately $0.5 million was recorded in the first quarter of 2013 as a discrete item. The benefit related to 2013 is included in the full year effective tax rate.

The Company is subject to periodic audits by domestic and foreign tax authorities. The Company’s federal tax years for 1996 and forward are subject to examination by the U.S. authorities due to the carry forward of unutilized net operating losses and research and development credits. With few exceptions, the Company’s tax years for 2000 and forward are subject to examination by state and foreign tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

Note 7. Line of Credit

On August 10, 2012, the Company entered into an amended and restated $140.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on August 10, 2017. The Senior Credit Facility amended and restated the Company’s $120.0 million senior secured credit facility dated October 8, 2008. As part of this amendment, the Company incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. The Company had previously recorded $0.6 million related to the original credit facility. Deferred financing costs are amortized on a straight line basis over the term of the Senior Credit Facility. As of March 31, 2013 and December 31, 2012, the Company had deferred financing costs of $1.4 million and $1.5 million, respectively, included as a portion of other non-current assets. The Senior Credit Facility bears interest at either the London Interbank Offered Rate (“LIBOR”) or the base rate, plus, in each case, the applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The interest rate was 1.46% for the three month period ended March 31, 2013. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. The Company is also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation, amortization, and stock-based compensation) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company.

As of March 31, 2013, the Company had $140.0 million available under the Senior Credit Facility. The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility and its funded debt to adjusted EBITDA ratio. As of March 31, 2013 and December 31, 2012, the Company had $0 and $5.0 million, respectively, outstanding under the Senior Credit Facility. As of March 31, 2013, the Company was in compliance with all financial covenants.

Note 8. Stockholders’ Equity

Issuances and Repurchases of Common Stock

During the three months ended March 31, 2013, 54,548 shares of common stock were issued in conjunction with the vesting and release of restricted stock units, 289,599 shares of common stock were issued due to the exercise of stock options and 24,733 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $3.5 million. Additionally, during the three months ended March 31, 2013, 25,312 shares of outstanding common stock with a value of $0.6 million were repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock awards. At March 31, 2013, the Company was authorized by its board of directors to repurchase up to $22.1 million in shares of its common stock under the Company’s previously announced share repurchase program. On April 23, 2013, the Company announced that the board of directors had authorized an increase in the amount available under the share repurchase program to $50.0 million, inclusive of the $22.1 million available at March 31, 2013. The share repurchase program was extended through April 22, 2015.

Stock-Based Compensation

The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 was as follows (in millions):

	Three months ended March 31,
	2013	2012
Cost of sales	$0.2	$0.1
Research and development	0.4	0.3
Sales and marketing	0.1	0.1
General and administrative	1.4	1.4

	$2.1	$1.9

Total compensation expense recognized for the three months ended March 31, 2013 and 2012 includes $1.3 million and $1.0 million related to stock options and $0.8 million and $0.9 million related to restricted stock, respectively. As of March 31, 2013, total unrecognized compensation expense related to non-vested stock options was $6.4 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years. As of March 31, 2013, total unrecognized compensation expense related to non-vested restricted stock was $1.9 million, which is expected to be recognized over a weighted-average period of approximately 1.5 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three months ended March 31, 2013 and 2012.

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Three months ended March 31,
	2013	2012
Expected option life (in years)	5.51	5.51
Volatility rate	44%	46%
Risk-free interest rate	0.86%	0.84%
Dividend rate	0%	0%

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2013 and 2012 was $9.12 and $6.49, respectively. The Company granted 477,622 and 572,466 stock options during the three months ended March 31, 2013 and 2012, respectively. The weighted-average grant date fair value of restricted stock granted during the three months ended March 31, 2013 and 2012 was $23.00 and $15.27, respectively. The Company granted 48,575 and 99,850 shares of restricted stock during the three months ended March 31, 2013 and 2012, respectively. The grant date fair value of restricted stock is determined based on the closing market price of the Company’s common stock on the grant date.

Note 9. Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented $7.4 million (12%) and $5.5 million (15%) of total revenue for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, balances due from foreign customers were $3.5 million and $2.8 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Three months ended March 31,
	2013	2012
Customer:
A	15%	17%
B	13%	10%
C	10%	7%

	38%	34%

As of March 31, 2013, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $3.6 million while, at December 31, 2012, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $22.4 million. The 2012 percentages have been modified to incorporate consolidations in our customer base.

Note 10. Commitments and Contingencies

Legal

The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. At March 31, 2013 and December 31, 2012, the Company had $0.3 million accrued as a liability for various legal matters where the Company deemed the liability probable and estimable.

Licensing Arrangements

The Company has entered into various other licensing and royalty agreements, which largely require payments based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of $0.4 million for both the three months ended March 31, 2013 and 2012.

Research and Development Agreements

The Company has entered into various research and development agreements which provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on the Company’s achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. At March 31, 2013 and December 31, 2012, total current commitments due under the terms of these agreements are estimated at $0.8 million and $2.1 million, respectively. The commitments will fluctuate as we agree to new phases of development under the existing arrangements.

Note 11. Lease Obligation

During 1999, the Company completed a sale and leaseback transaction of its San Diego facility. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under the guidance in ASC Topic 840-40, Accounting for Sales of Real Estate. The assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company will amortize the lease obligation over this new term. The amount of the monthly rental payments remains the same under the amendment. The combined carrying value of the land and building subject to this lease, net of accumulated depreciation, was $2.2 million and $2.3 million as of March 31, 2013 and December 31, 2012, respectively. In addition, the Company has the option to purchase the general partner’s interest in the partnership in January 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership of approximately $0.3 million for each of the three months ended March 31, 2013 and 2012.

Note 12. Fair Value Measurement

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

As of March 31, 2013 and December 31, 2012, the carrying amount of the Company’s cash equivalents approximates fair value. Cash equivalents primarily consisted of funds held in a money market account. The carrying value of cash equivalents was $11.0 million and was determined based on Level 1 inputs as of both of the periods ended March 31, 2013 and December 31, 2012.

As of December 31, 2012, the carrying amount of the Company’s Senior Credit Facility approximates fair value because it has a variable interest rate that reflects market changes to interest rates and changes in the Company’s leverage ratio. As of December 31, 2012, the Company used Level 2 inputs to determine the fair value of its Senior Credit Facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.

Future Uncertainties and Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, fluctuations in our operating results resulting from seasonality; the timing of the onset, length and severity of cold and flu seasons; government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses; adverse changes in competitive conditions in domestic and international markets; the reimbursement system currently in place and future changes to that system; changes in economic conditions in our domestic and international markets; changes in sales levels as it relates to the absorption of our fixed costs; lower than anticipated market penetration of our products; the quantity of our product in our distributors’ inventory or distribution channels and changes in the buying patterns of our distributors; our development of new technologies, products and markets; our development and protection of intellectual property; our reliance on a limited number of key distributors; our reliance on sales of our influenza diagnostics tests; our ability to manage our growth strategy, including our ability to integrate companies or technologies we have acquired or may acquire; intellectual property risks, including but not limited to, infringement litigation; limitations and covenants in our senior credit facility; that we may incur significant additional indebtedness; our need for additional funds to finance our operating needs; volatility and disruption in the global capital and credit markets; acceptance of our products among physicians and other healthcare providers; competition with other providers of POC diagnostic products; changes in government policies; adverse actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”); compliance with other government regulations, such as safe working conditions, manufacturing practices, environmental protection, fire hazard and disposal of hazardous substances; third-party reimbursement policies; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance; the loss of key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into US markets; our failure to maintain adequate internal control over financial reporting; volatility in our stock price; dilution resulting from future sales of our equity; and provisions in our charter documents and Delaware law that might delay stockholder actions with respect to business combinations or the election of directors. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the upcoming fiscal year, including projections about our revenue, gross margins, and expenses; the sufficiency of our liquidity and capital resources; the sufficiency of our tax position and the future impact of deferred tax assets or liabilities; the expected vesting periods of unrecognized compensation expense; expected receipts of milestone payments relating to grants and collaborative agreements; that we may enter into foreign currency risk sharing agreements; and our intention to continue to evaluate technology and Company acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto beginning on page 3 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.

Overview

We have a leadership position in the development, manufacturing and marketing of rapid diagnostic testing solutions. These diagnostic testing solutions primarily include applications in infectious diseases, women’s health and gastrointestinal diseases. We sell our products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, public health laboratories, leading universities, retail clinics and wellness screening centers. We market our products in the U.S. through a network of national and regional distributors, and a direct sales force. Internationally, we sell and market primarily in Japan and Europe through distributor arrangements.

Outlook

We anticipate revenue and earnings growth for fiscal year 2013 as compared to 2012, driven primarily by increased sales and margin of Sofia™ and molecular assays. We expect to continue a significant investment in research and development, divided relatively equally between the Sofia and molecular programs. Further, we expect a modest increase in the size of our U.S. sales organization concomitant with an expected higher number of product introductions versus prior years. While our main focus is on prudently managing our business and delivering solid financial results, we will continue to evaluate opportunities to acquire new product lines, technologies and companies that would enable us to more quickly build a broader-based diagnostic company.

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Total Revenues

The following table compares total revenues for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	For the three months ended March 31,		Increase (Decrease)
	2013	2012	$	%
Infectious disease net product sales	$49,406	$26,354	$23,052	87%
Women’s health net product sales	8,613	8,259	354	4%
Gastrointestinal disease net product sales	1,526	1,610	(84)	-5%
Other net product sales	1,474	1,301	173	13%
Royalty, license fees and grant revenue	976	436	540	124%

Total revenues	$61,995	$37,960	$24,035	63%

For the three months ended March 31, 2013, total revenue increased 63% to $62.0 million from $38.0 million for the three months ended March 31, 2012. The increase in total revenues was largely related to a stronger 2012/2013 cold and flu season as compared to the prior season. The increase in total revenues was also driven by sales of Sofia related products in the three months ended March 31, 2013 as compared to minimal Sofia related sales for the three months ended March 31, 2012 as the product had just been recently launched. Revenues in other product categories remained relatively constant period over period.

Royalty, license fees and grant revenue primarily relates to $0.6 million earned for the three months ended March 31, 2013 in conjunction with the Bill and Melinda Gates Foundation grant as more fully described in Note 1 in the Notes to the Consolidated Financial Statements included in this quarterly report.

Cost of Sales

Cost of sales was $19.5 million, or 32% of total revenues for the three months ended March 31, 2013, compared to $14.8 million, or 39% of total revenues for the three months ended March 31, 2012. The absolute dollar increase in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 63% increase in total revenues. The decrease in cost of sales as a percentage of total revenues is primarily driven by a shift in product mix as flu sales were higher in the first quarter of 2013 compared to 2012.

Operating Expenses

The following table compares operating expenses for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	For the three months ended March 31,
	2013		2012		Increase (Decrease)
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	$	%
Research and development	$7,524	12%	$8,504	22%	$(980)	-12%
Sales and marketing	8,442	14%	6,536	17%	1,906	29%
General and administrative	7,529	12%	5,924	16%	1,605	27%
Amortization of intangible assets from acquired businesses and technology	1,764	3%	1,718	5%	46	3%

Research and Development Expense

Research and development expense for the three months ended March 31, 2013 decreased from $8.5 million to $7.5 million primarily due to the reimbursement of $1.1 million of costs in the first quarter of 2013 associated with our collaboration agreement with Life Technologies Corporation, as more fully described in Note 1 in the Notes to the Consolidated Financial Statements included in this quarterly report.

Research and development expenses include direct external costs such as fees paid to consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.

Due to the risks inherent in the product development process and given the early-stage of development of certain projects, we are unable to estimate with meaningful certainty the costs we will incur in the continued development of our product candidates for commercialization, and we have not historically tracked research and development costs by individual project. However, we expect our research and development costs to be substantial as we move other product candidates into preclinical and clinical trials and advance our existing product candidates into later stages of development.

Sales and Marketing Expense

Sales and marketing expense for the three months ended March 31, 2013 increased from $6.5 million to $8.4 million. Starting at the end of the first quarter of 2012 and continuing throughout 2012, we made a substantial investment in our sales organization to support new product growth, including an increase in personnel, travel, and training costs related to new products. Other key components of this expense relate to continued investment in existing products and customer marketing programs.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2013 increased from $5.9 million to $7.5 million primarily due to the 2.3% medical devise excise tax that went into effect in 2013, resulting in $0.7 million of expense in the three months ended March 31, 2013. The increase was also partially due to $0.4 million of professional services related to business development activities. An additional driver of the increase was an increase in incentive compensation of $0.3 million for the three months ended March 31, 2013 related to an increase in total revenues and earnings.

We expect general and administrative expenses to increase in the remaining nine months of 2013 relative to 2012 as a result of the 2.3% medical device excise tax.

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

Other Income (Expense)

Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility. The reduction in the outstanding principal balance under the line of credit from $19.0 million as of March 31, 2012 to $0 as of March 31, 2013 resulted in a reduction to interest expense of $0.2 million for the three months ended March 31, 2013.

Income Taxes

Our effective tax rate for the three months ended March 31, 2013 and 2012 was 27.2% and 37.0%, respectively. We recognized an income tax expense of $4.6 million and $30,000 for the three months ended March 31, 2013 and 2012, respectively. On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. As a result, the benefit related to the 2012 federal research and development credit of approximately $0.5 million was recorded in the first quarter of 2013 as a discrete item. The benefit related to 2013 is included in the full year effective tax rate.

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, our principal sources of liquidity consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Cash and cash equivalents	$44,375	$14,856
Restricted cash included in prepaid expenses and other current assets	1,523	2,156

Cash, cash equivalents, and restricted cash	$45,898	$17,012

Working capital including cash, cash equivalents, and restricted cash	$68,738	$52,271

Amount available to borrow under the Senior Credit Facility	$140,000	$110,359

During the year ended December 31, 2012, we received cash, pursuant to a grant agreement, which is restricted as to use until expenditures contemplated in the grant are made. As of March 31, 2013 and December 31, 2012, we recorded this restricted cash as a component of prepaid expenses and other current assets as we anticipate making expenditures under the grant in 2013. The amount available to us under our Senior Credit Facility can fluctuate from time to time due to, among other factors, our funded debt to adjusted EBITDA ratio.

Cash provided by operating activities was $34.4 million during the three months ended March 31, 2013. We had net income of $12.4 million, including non-cash charges of $9.2 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation. We also had a decrease in accounts receivable of $18.5 million due to the seasonal nature of our business. Cash provided by operating activities was $3.7 million during the three months ended March 31, 2012. We had net income of $51,000, including non-cash charges of $7.4 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation.

Our investing activities used $3.7 million during the three months ended March 31, 2013 primarily related to the acquisition of production equipment, instruments available for lease and building improvements. Our investing activities used $15.9 million during the three months ended March 31, 2012 primarily related to the acquisition of intangibles associated with our exercise of an option under an agreement with Alere, which allowed us to buy-out any remaining future royalty obligation for a fixed cash payment in the amount of $15.7 million less $1.0 million of specified third quarter 2011 royalties. In addition, we used cash for investing activities associated with the acquisition of production and scientific equipment, and building improvements during the three months ended March 31, 2012.

Cash used for financing activities of $1.2 million during the three months ended March 31, 2013 primarily related to repayments under our Senior Credit Facility of $5.0 million, which were partially offset by proceeds from issuance of common stock, net of repurchases of $3.0 million. Cash used for financing activities of $27.6 million during the three months ended March 31, 2012 was primarily related to repayments under our Senior Credit Facility of $23.0 million, and repurchases of 200,400 shares of our common stock under our share repurchase program at a cost of approximately $2.9 million as well as 31,304 shares of our common stock withheld from employees in connection with payment of minimum tax withholding obligations related to the lapse of restrictions on certain restricted stock awards at a cost of approximately $0.5 million.

On August 10, 2012, we entered into an amended and restated $140.0 million Senior Credit Facility, which matures on August 10, 2017. The Senior Credit Facility amended and restated our $120.0 million senior secured credit facility dated October 8, 2008. As part of this amendment, we incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. We had previously recorded $0.6 million related to the original credit facility. As of March 31, 2013 and December 31, 2012, we had $1.4 million and $1.5 million of deferred financing costs included as a portion of other non-current assets. The Senior Credit Facility bears interest at either LIBOR or the base rate, plus, in each case, the applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The weighted average interest rate was 1.46% for the three months ended March 31, 2013. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. We are also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all of our present and future assets and properties. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and our funded debt to adjusted EBITDA ratio. At March 31, 2013 and December 31, 2012, we had $0 and $5.0 million outstanding under the Senior Credit Facility, respectively. As of March 31, 2013, we were in compliance with all financial covenants.

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

Off-Balance Sheet Arrangements

At March 31, 2013, we did not have any relationships or other arrangements with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

New Accounting Standard

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, (“ASU 2012-02”), to simplify the testing for a decrease in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP were effective January 1, 2013. The adoption of ASU 2012-02 did not have a material effect on our consolidated financial position or results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, customer programs and incentives, reserve for uncollectible accounts, inventory valuation, intangible assets, software development costs, stock-based compensation, restructuring, contingencies and litigation, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. We had $0 outstanding under our Senior Credit Facility at March 31, 2013. The interest rate on our Senior Credit Facility is currently 1.46%. Based on our market risk sensitive instruments outstanding at March 31, 2013, we have determined that such instruments do not expose our consolidated financial position, results of operations or cash flows to material market risk as of such date.

Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of March 31, 2013, our cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.

Foreign Currency Exchange Risk

The majority of our international sales are negotiated for and paid in U.S. dollars. Nonetheless, these sales are subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively affect international sales of our products, as could changes in the general economic conditions in those markets. Continued change in the values of the Euro, the Japanese Yen and other foreign currencies could have a negative impact on our business, financial condition and results of operations. We do not currently hedge against exchange rate fluctuations, which means that we are fully exposed to exchange rate changes. In addition, we have a supply agreement with a foreign vendor whereby we evenly share the foreign currency exchange fluctuation risk. We may, in the future, enter into similar such arrangements.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures:    We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting:    There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information set forth in the section entitled Legal under Note 10 of Notes to Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

ITEM 1A.	Risk Factors

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For a detailed description of our risk factors, refer to Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2013:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January	11,147	$21.36	—	$22,081,000
February	13,392	22.70	—	22,081,000
March	773	24.16	—	22,081,000

Total	25,312	$22.15	—	$22,081,000

(1)	We withheld 25,312 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended March 31, 2013.
(2)	On November 28, 2011, we announced that our Board of Directors authorized us to repurchase up to an aggregate of $25.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. The repurchase program was set to expire on November 8, 2013. On April 23, 2013, the repurchase program was increased to $50.0 million in shares of our common stock, and was extended through April 22, 2015.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

10.1(1)	2013 Cash Incentive Compensation Plan for Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 1, 2013.)

10.2(1)	2013 Employee Deferred Bonus Compensation Program for Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 1, 2013.)

10.3(1)	2013 Equity Incentive Plan Grants to Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 1, 2013.)

10.4(1)	2013 Annual Base Salaries for Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on March 1, 2013.)

10.5(1)	2012 Cash Bonus Awards to the Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on March 1, 2013.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Extension Definition Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
(1)	Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2013	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

10.1(1)	2013 Cash Incentive Compensation Plan for Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 1, 2013.)

10.2(1)	2013 Employee Deferred Bonus Compensation Program for Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 1, 2013.)

10.3(1)	2013 Equity Incentive Plan Grants to Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 1, 2013.)

10.4(1)	2013 Annual Base Salaries for Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on March 1, 2013.)

10.5(1)	2012 Cash Bonus Awards to the Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on March 1, 2013.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Extension Definition Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
(1)	Indicates a management plan or compensatory plan or arrangement.