Form 10-Q/A
period 2013-03-31
QUIDEL CORP /DE/
filed 2013-05-09
CIK 353569

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013 is being filed solely for the purpose of correcting a typographical error in the certification filed as Exhibit 32.1. This amendment only reflects a change to the date contained within this certification. No other information contained within the Form 10-Q previously filed on April 24, 2013 has changed. The amended item is as follows:

PART II—OTHER INFORMATION

Page
ITEM 6. Exhibits	3

Signatures	5

PART II OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

10.1(1)	2013 Cash Incentive Compensation Plan for Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 1, 2013.)

10.2(1)	2013 Employee Deferred Bonus Compensation Program for Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 1, 2013.)

10.3(1)	2013 Equity Incentive Plan Grants to Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 1, 2013.)

10.4(1)	2013 Annual Base Salaries for Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on March 1, 2013.)

10.5(1)	2012 Cash Bonus Awards to the Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on March 1, 2013.)

31.1	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101*	XBRL Instance Document.

101*	XBRL Taxonomy Extension Schema Document.

101*	XBRL Taxonomy Extension Calculation Linkbase Document.

101*	XBRL Taxonomy Extension Definition Linkbase Document.

101*	XBRL Taxonomy Extension Label Linkbase Document.

101*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Indicates a management plan or compensatory plan or arrangement.
*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2013	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

5