Form 10-Q
period 2013-09-30
QUIDEL CORP /DE/
filed 2013-10-25
CIK 353569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 21, 2013, 33,950,194 shares of common stock were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value; unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,248	$14,856
Accounts receivable, net	19,640	32,570
Inventories	27,361	15,496
Deferred tax asset—current	5,415	6,622
Prepaid expenses and other current assets	7,854	5,228

Total current assets	70,518	74,772
Property, plant and equipment, net	45,343	34,156
Goodwill	81,538	71,013
Intangible assets, net	66,365	60,341
Other non-current assets	1,756	1,817

Total assets	$265,520	$242,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,367	$7,864
Accrued payroll and related expenses	6,796	6,016
Current portion of lease obligation	425	380
Current portion of contingent consideration (see Note 13)	2,540	—
Other current liabilities	4,040	8,241

Total current liabilities	21,168	22,501
Long term debt	—	5,000
Lease obligation, net of current portion	5,242	5,567
Contingent consideration—non-current (see Note 13)	7,973	—
Deferred tax liability—non-current	10,232	3,349
Income taxes payable	1,945	4,548
Other non-current liabilities	1,299	1,354
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 33,950 and 33,452 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	34	33
Additional paid-in capital	196,060	184,431
Retained earnings	21,567	15,316

Total stockholders’ equity	217,661	199,780

Total liabilities and stockholders’ equity	$265,520	$242,099

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Total revenues	$33,539	$32,998	$125,240	$101,816
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1,547, $1,438, $4,496 and $4,315, respectively)	15,297	14,872	48,297	43,688
Research and development	7,462	5,085	22,896	20,433
Sales and marketing	8,658	7,776	24,162	21,989
General and administrative	5,795	4,759	19,337	15,812
Amortization of intangible assets from acquired businesses and technology	2,171	1,728	5,957	5,165

Facility restructuring charge	124	—	493	—

Total costs and expenses	39,507	34,220	121,142	107,087

Operating (loss) income	(5,968)	(1,222)	4,098	(5,271)
Other (expense) income
Interest income	3	8	15	35
Interest expense	(191)	(286)	(590)	(985)
Other expense	—	(27)	—	(27)

Total other expense	(188)	(305)	(575)	(977)

(Loss) income before taxes	(6,156)	(1,527)	3,523	(6,248)
Benefit for income taxes	(1,795)	(851)	(2,728)	(2,501)

Net (loss) income	$(4,361)	$(676)	$6,251	$(3,747)

Basic (loss) earnings per share	$(0.13)	$(0.02)	$0.18	$(0.11)
Diluted (loss) earnings per share	$(0.13)	$(0.02)	$0.18	$(0.11)
Shares used in basic per share calculation	33,975	33,004	33,774	33,036
Shares used in diluted per share calculation	33,975	33,004	34,834	33,036

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$6,251	$(3,747)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	18,457	16,485
Loss on disposal of assets	—	27
Stock-based compensation expense	5,447	5,001
Change in deferred tax assets and liabilities	3,450	(2,392)
Excess tax benefit from share-based compensation	(937)	—
Changes in assets and liabilities:
Accounts receivable	13,200	(2,486)
Inventories	(11,700)	(2,140)
Prepaid expenses and other current and non-current assets	(2,452)	(2,580)
Accounts payable	(842)	(877)
Accrued payroll and related expenses	636	(160)
Accrued royalties	(33)	(148)
Accrued income taxes payable	(3,435)	(254)
Other current and non-current liabilities	(3,824)	(844)

Net cash provided by operating activities	24,218	5,885

INVESTING ACTIVITIES:
Acquisitions of property and equipment	(16,942)	(6,903)
Acquisition of BioHelix, net of cash acquired	(9,184)	—
Acquisition of Andiatec	(2,271)	—
Acquisition of intangibles	(1,363)	(15,359)
Purchase of business	—	(1,000)
Proceeds from the sale of fixed assets	—	115

Net cash used for investing activities	(29,760)	(23,147)

FINANCING ACTIVITIES:
Payments on lease obligation	(280)	(242)
Repurchases of common stock	(991)	(3,407)
Proceeds from issuance of common stock	6,268	2,960
Excess tax benefit from share-based compensation	937	—
Payments on line of credit	(5,000)	(23,000)
Payment of note payable to state agency	—	(1,498)
Other	—	(1,041)

Net cash provided by (used for) financing activities	934	(26,228)

Net decrease in cash and cash equivalents	(4,608)	(43,490)
Cash and cash equivalents, beginning of period	14,856	61,332

Cash and cash equivalents, end of period	$10,248	$17,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$564	$985

Cash paid for income taxes	$1,900	$—

NON-CASH INVESTING ACTIVITIES:
Purchase of capital equipment by incurring current liabilities	$767	$555

NON-CASH FINANCING ACTIVITIES:
Reduction of other current liabilities upon issuance of restricted share units	$456	$—

Increase of other non-current assets upon issuance of common stock	$—	$652

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

The information at September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, is unaudited. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.

For 2013 and 2012, the Company’s fiscal year will or has ended on December 29, 2013 and December 30, 2012, respectively. For 2013 and 2012, the Company’s third quarter ended on September 29, 2013 and September 30, 2012, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and nine month periods ended September 30, 2013 and 2012 each included 13 and 39 weeks, respectively.

Comprehensive Income (Loss)

Net (loss) income is equal to comprehensive (loss) income for the three and nine months ended September 30, 2013 and 2012, respectively.

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

The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna™ MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities. The Company expects to receive milestone payments of $2.5 million in 2013 and $3.2 million in

2014 and will recognize grant revenue on the lesser of the amount recognized on a straight-line basis or the amount that is non-refundable through the end of the agreement, which is December 31, 2015. For the three and nine months ended September 30, 2013, the Company recognized $0.6 million and $1.9 million as grant revenue associated with this grant. As of September 30, 2013, $0.2 million of the $2.6 million received upon execution of the grant agreement has not been recognized as revenue. None of the cash received under the grant was restricted at September 30, 2013. The Company has included $2.2 million of restricted cash as a component of prepaid expenses and other current assets and as a component of other current liabilities as of December 31, 2012.

Collaborative Arrangement

In July 2012, the Company entered into a collaborative arrangement with Life Technologies Corporation for the development of molecular assays. ASC Topic 808, Collaborative Arrangements, defines a collaborative arrangement as an arrangement where the parties are active participants and have exposure to significant risks. The Company is accounting for the joint development and commercialization activities with the third-party as a joint risk sharing collaboration in accordance with ASC Topic 808, Collaborative Arrangements. Payments received or due from Life Technologies Corporation totaled $3.0 million in 2012 and $1.4 million in the nine months ended September 30, 2013. The Company expects additional payments of $0.4 million to be paid by December 2013. The reimbursement represents approximately 50% of project development costs based upon mutually agreed upon project plans for each molecular assay. The reimbursements are recorded as a reduction to research and development expense in the accompanying consolidated financial statements, to the extent that they are less than related expenditures for research and development activities subsequent to the date of the contract. The Company recognized $0.3 million and $1.4 million of such reimbursements as a reduction to research and development expense for the three and nine months ended September 30, 2013, respectively. The Company recognized $1.3 million of such reimbursements as a reduction to research and development expense for the three and nine months ended September 30, 2012.

In March 2013, the Company entered into a six year instrument supply agreement (the “March 2013 Agreement”) with Life Technologies Corporation for $0.8 million to sell Life Technologies Corporation’s QuantStudio™ DX diagnostic laboratory instrument for use in the infectious disease field, along with the assays developed under the collaborative agreement.

Facility Restructuring

The Company announced a plan to move its manufacturing operations in Santa Clara, California to Ohio, which is discussed further in Note 14. Termination benefits for those employees who chose not to relocate are accounted for in accordance with ASC Topic 712, Compensation – Nonretirement Postemployment Benefits (“ASC 712”), and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits and the similarity of benefits under the current plan and prior plans. Facility related costs are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”), and are recorded when the liability is incurred.

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

For the three months ended September 30, 2013 and the three and nine months ended September 30, 2012 there were no differences between the number of common shares used for the basic and diluted earnings per share (“EPS”) computations as they were periods in which the Company incurred a net loss. Due to the fact that the holders of participating securities are not contractually required to share in the Company’s losses, no allocation to participating securities was made for periods in which the Company incurred a net loss in applying the two-class method to compute basic net loss per common share. For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2012, 1.2 million, 0.8 million, and 0.7 million stock options and shares of restricted stock, respectively, were excluded from diluted loss per share that would have been included if the Company had been in a net income position. Additionally, for the three and nine months ended September 30, 2013, 0.6 million and 0.5 million in stock options, respectively, were not included because the exercise of such options would be anti-dilutive. For the three and nine months ended September 30, 2012, 1.0 million and 1.2 million in stock options, respectively, were not included because the exercise of such options would be anti-dilutive.

The following table sets forth the computation of basic and diluted EPS for the nine months ended September 30, 2013 (in thousands, except per share amounts):

2013
Basic net income per share:
Net income	$6,251
Less: income allocated to participating securities	(16)

Net income allocated to common stockholders	$6,235

Weighted average common shares outstanding — basic	33,774

Net income per share — basic	$0.18

Diluted net income per share:
Net income	$6,251
Less: income allocated to participating securities	(16)

Net income allocated to common stockholders	$6,235

Weighted average common shares outstanding — basic	33,774
Dilutive securities	1,060

Weighted average common shares outstanding — diluted	34,834

Net income per share — diluted	$0.18

Note 3. Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories consisted of the following, net of reserves of $0.5 million and $0.6 million at September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$10,451	$5,582
Work - in - process (materials, labor and overhead)	9,882	4,686
Finished goods (materials, labor and overhead)	7,028	5,228

	$27,361	$15,496

Note 4. Intangible Assets

Intangible assets consist of the following (in thousands):

	Weighted- Average Useful Life (years)	September 30, 2013			December 31, 2012
Description		Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Goodwill	Indefinite	$84,987	$(3,449)	$81,538	$74,462	$(3,449)	$71,013
Purchased technology	8.4	51,847	(20,720)	31,127	46,570	(16,208)	30,362
Customer relationships	8.0	7,456	(2,681)	4,775	6,322	(2,007)	4,315
In-process research and development	Indefinite	2,260	—	2,260	1,570	—	1,570
License agreements	5.9	34,328	(19,362)	14,966	32,778	(12,786)	19,992
Patent and trademark costs	12.3	10,542	(646)	9,896	1,390	(265)	1,125
Favorable lease	9.0	1,700	(1,636)	64	1,700	(1,594)	106
Software development costs	5.0	3,877	(600)	3,277	3,262	(391)	2,871

Total goodwill and intangible assets		$196,997	$(49,094)	$147,903	$168,054	$(36,700)	$131,354

The previously reported gross assets and accumulated amortization at December 31, 2012 have been restated in order to remove fully amortized assets and to conform the asset groupings with those presented at September 30, 2013.

In 2011, the Company acquired a technology license from Alere Inc. for $28.8 million, which the Company is amortizing over an estimated useful life of 3.5 years based on the higher of the percentage of usage or the straight-line method. This percentage of usage is determined using the revenues generated from products covered by the patents that are subject to the license. The Company recorded $1.9 million, $1.9 million, $6.2 million, and $5.7 million of amortization expense associated with this technology license included as a portion of cost of sales for the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, respectively.

The Company acquired distribution rights for $0.8 million in conjunction with the March 2013 Agreement with Life Technologies Corporation (see Note 1). The distribution rights will be amortized on a straight-line basis over the contractual term of six years. The Company acquired intangible assets in conjunction with the BioHelix Corporation (“BioHelix”) acquisition in May 2013 and the Andiatec GmbH & Co. KG (“Andiatec”) acquisition in August 2013, as more fully described in Note 13.

The definite lived intangible assets will be amortized on a straight-line basis. The useful life of the in-process research and development is to be determined and will commence upon commercialization of the associated product. The following table summarizes the expected future annual amortization expense of intangible assets recorded on the Company’s consolidated balance sheet as of September 30, 2013 (in thousands):

For the years ending December 31,	Amortization Expense
2013 (remaining three months)	$4,146
2014	17,619
2015	10,188
2016	9,405
2017	9,179
Thereafter	13,568

Total expected future amortization	$64,105

Note 5. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Customer incentives	$2,257	$2,693
Customer prepayments	75	450
Unearned grant revenue	220	2,156
Income tax payable	142	955
Accrued liability for technology licenses	—	707
Other	1,346	1,280

	$4,040	$8,241

Note 6. Income Taxes

The effective tax rate for the three months ended September 30, 2013 and 2012 was 29% and 56%, respectively.

The Company recognized an income tax benefit of $1.8 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 the Company recognized an income tax benefit of $2.7 million on pretax income of $3.5 million largely as a result of discrete items. During the three months ended June 30, 2013, we were notified by the Internal Revenue Service that the Congressional Joint Committee of Taxation had completed its review of and proposed no changes to our tax returns filed for the tax periods 2008 through 2010. As a result, we released tax reserves and related interest of approximately $3.5 million as a discrete item. Additionally, on January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, the benefit related to the 2012 federal research and development credit of approximately $0.5 million was recorded in the first quarter of 2013 as a discrete item. The benefit related to 2013 research activities is included in the full year effective tax rate.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Beginning balance as of December 31, 2012	$9,051
Increases related to prior year tax positions	687
Decrease due to settlements	(3,078)
Increases related to current year tax positions	568

Ending balance as of September 30, 2013	$7,228

Included in the unrecognized tax benefits of $7.2 million at September 30, 2013 was $5.2 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect the unrealized tax benefits to decrease over the next 12 months. The Company’s policy is to recognize the interest expense and penalties related to income tax matters as a component of income tax expense. For the three and nine months ended September 30, 2013, the Company recognized a net benefit from interest and penalties of $0 million and $0.3 million as a component of the Company’s benefit for income taxes in the consolidated statements of operations. For both the three and nine months ended September 30, 2012, the Company recognized interest and penalties of $0 million. The Company has accrued approximately $0.3 million and $0.7 million of interest and penalties associated with uncertain tax positions as of September 30, 2013 and December 31, 2012, respectively.

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

Note 7. Line of Credit

On August 10, 2012, the Company entered into an amended and restated $140.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on August 10, 2017. As part of this amendment, the Company incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. The Company had previously recorded $0.6 million related to the prior credit facility. Deferred financing costs are amortized on a straight line basis over the term of the Senior Credit Facility. As of September 30, 2013 and December 31, 2012, the Company had deferred financing costs of $1.3 million and $1.5 million, respectively, included as a portion of other non-current assets. The Senior Credit Facility bears interest at either the London Interbank Offered Rate (“LIBOR”) or the base rate, plus, in each case, an applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. The Company is also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation, amortization, and stock-based compensation) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company.

As of September 30, 2013, the Company had $132 million available under the Senior Credit Facility. The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility and its funded debt to adjusted EBITDA ratio. As of September 30, 2013 and December 31, 2012, the Company had $0 and $5.0 million, respectively, outstanding under the Senior Credit Facility. As of September 30, 2013, the Company was in compliance with all financial covenants.

Note 8. Stockholders’ Equity

Issuances and Repurchases of Common Stock

During the nine months ended September 30, 2013, 26,085 shares of common stock were issued in conjunction with the vesting and release of restricted stock units (net of cancellations), 478,526 shares of common stock were issued due to the exercise of stock options and 39,612 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $6.3 million. Additionally, during the nine months ended September 30, 2013, 43,286 shares of outstanding common stock with a value of $1.0 million were repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock awards. As of September 30, 2013, there was $50 million available under the Company’s share repurchase program, and there were no repurchases during the nine months ended September 30, 2013.

Stock-Based Compensation

The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of sales	$0.1	$0.2	$0.5	$0.4
Research and development	0.4	0.2	1.1	0.8
Sales and marketing	0.2	0.2	0.5	0.4
General and administrative	0.7	0.8	3.3	3.4

	$1.4	$1.4	$5.4	$5.0

Total compensation expense recognized for the three months ended September 30, 2013 and 2012 includes $0.8 million and $0.9 million related to stock options and $0.6 million and $0.5 million related to restricted stock, respectively. Total compensation expense recognized for the nine months ended September 30, 2013 and 2012 includes $3.1 million and $3.0 million related to stock options and $2.3 million and $2.0 million related to restricted stock, respectively. As of September 30, 2013, total unrecognized compensation expense related to non-vested stock options was $5.3 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years. As of September 30, 2013, total unrecognized compensation expense related to non-vested restricted stock was $1.4 million, which is expected to be recognized over a weighted-average period of approximately 1.4 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and nine months ended September 30, 2013 and 2012.

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Nine months ended September 30,
	2013	2012
Expected option life (in years)	5.53	5.52
Volatility rate	44%	46%
Risk-free interest rate	0.86%	0.83%
Dividend rate	0%	0%

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was $9.19 and $6.51, respectively. The Company granted 529,134 and 621,705 stock options during the nine months ended September 30, 2013 and 2012, respectively. The weighted-average grant date fair value of restricted stock granted during the nine months ended September 30, 2013 and 2012 was $23.53 and $15.49, respectively. The Company granted 73,994 and 135,295 shares of restricted stock during the nine months ended September 30, 2013 and 2012, respectively. The grant date fair value of restricted stock is determined based on the closing market price of the Company’s common stock on the grant date.

Note 9. Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented $17 million (14%) and $15.9 million (16%) of total revenue for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, balances due from foreign customers were $3.0 million and $2.8 million, respectively.

The Company had sales to an individual customer in excess of 10% of total revenues of 15% and 16% for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $8.3 million while, at December 31, 2012, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $22.4 million.

Note 10. Commitments and Contingencies

Legal

The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. At September 30, 2013 and December 31, 2012, the Company had $0.3 million accrued as a liability for various legal matters where the Company deemed the liability probable and estimable.

Licensing Arrangements

The Company has entered into various other licensing and royalty agreements, which largely require payments based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of $0.2 million, $0.2 million, $0.7 million and $0.6 million for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, respectively.

Research and Development Agreements

The Company has entered into various research and development agreements which provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on the Company’s achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. At September 30, 2013 and December 31, 2012, total current commitments due under the terms of these agreements are estimated at $2.2 million and $2.1 million, respectively. The commitments will fluctuate as we agree to new phases of development under the existing arrangements.

Contingent Consideration

The Company preliminarily recorded $10.1 million of contingent consideration in conjunction with the BioHelix acquisition and $0.4 million of contingent consideration in conjunction with the Andiatec acquisition. Additionally, the Company is contingently liable for compensatory payments of up to $4.0 million associated with the Andiatec acquisition. See Note 13.

Note 11. Lease Obligation

During 1999, the Company completed a sale and leaseback transaction of its San Diego facility. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under the guidance in ASC Topic 840-40, Accounting for Sales of Real Estate. The assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company will amortize the lease obligation over this new term. The amount of the monthly rental payments remains the same under the amendment. The combined carrying value of the land and building subject to this lease, net of accumulated depreciation, was $2.2 million and $2.3 million as of September 30, 2013 and December 31, 2012, respectively. In addition, the Company has the option to purchase the general partner’s interest in the partnership in January 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership of approximately $0.9 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively, and $0.3 million for each of the three months ended September 30, 2013 and 2012.

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

As of September 30, 2013 and December 31, 2012, the carrying amount of the Company’s cash equivalents approximates fair value. Cash equivalents primarily consisted of funds held in a money market account. As of the periods ended September 30, 2013 and December 31, 2012, the carrying value of cash equivalents was $6.6 million and $11.0 million, respectively, and was determined based on Level 1 inputs.

As of December 31, 2012, the carrying amount of the Company’s Senior Credit Facility approximates fair value because it has a variable interest rate that reflects market changes to interest rates and changes in the Company’s leverage ratio. As of December 31, 2012, the Company used Level 2 inputs to determine the fair value of its Senior Credit Facility.

The Company preliminarily measured its contingent consideration liability of $10.1 million arising from its acquisition of BioHelix and $0.4 million arising from its acquisition of Andiatec using Level 3 unobservable inputs (see Note 13). There have been no changes to the fair value of the contingent consideration liabilities from the acquisition date to September 30, 2013.

Note 13. Acquisitions

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

The acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations. In connection with the acquisition of BioHelix, the Company paid $9.2 million in cash, which represents cash consideration of $10.0 million adjusted for settlement of pre-existing liabilities under the 2009 Agreement and final working capital compared to an agreed upon baseline. Additionally, the Company agreed to contingent consideration ranging from $5.0 million to $13.0 million upon achievement of certain research and development milestones and revenue targets through 2018. The contingent consideration was valued, on a preliminary basis, at $10.1 million, based on probability weighted models.

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

		Weighted-average amortization period (years)

Acquisition consideration
Cash consideration	$10,000
Settlement of pre-existing liabilities and working capital adjustment	(816)

Net cash consideration	9,184
Contingent consideration	10,137

Net consideration at closing	$19,321

Fair market values
Other current and non-current assets	$683
Property, plant and equipment	179
In-process research and development	690
Purchased technology	4,340	10
Non-compete agreement	700	5
Contractual relationships	530	10
Patents	8,800	12
Goodwill	9,706

Total assets acquired	25,628

Accounts payable and other current liabilities	730
Deferred tax liabilities	5,577

Total liabilities assumed	6,307

Purchase price allocation	$19,321

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

The goodwill of $9.7 million reflects the complementary strategic fit that the acquisition of BioHelix brought to the Company. None of the goodwill is expected to be deductible for tax purposes. In-process research and development primarily relates to the future commercialization of BioHelix’s development efforts associated with the potential commercialization of products in development at the time of the acquisition.

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

The Company incurred $0 million and $0.3 million of transaction costs in conjunction with the BioHelix acquisition included in the consolidated statement of operations for the three and nine months ended September 30, 2013, respectively, which impacted both basic and diluted earnings per share by $0.01 for both the three and nine months ended September 30, 2013.

The following unaudited pro forma financial information shows the combined results of operations of the Company, including BioHelix, as if the acquisition had occurred as of the beginning of the periods presented.

	Nine months ended September 30,
(in thousands, except per share data)	2013	2012
Pro forma total revenues	$126,189	$103,874

Pro forma net income (loss)	$5,761	$(4,637)

Pro forma basic net earnings (loss) per share	$0.17	$(0.14)

Pro forma diluted net earnings (loss) per share	$0.17	$(0.14)

Total revenue included in the consolidated statements of operations	$341

Net loss included in the consolidated statements of operations	$(449)

On August 26, 2013, the Company completed a business combination accomplished by acquiring the assets of Andiatec, a privately-held, diagnostics company, based in Germany. The acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations. In connection with the acquisition, the Company paid $2.3 million in cash plus a hold back of $0.4 million. In addition, the Company agreed to contingent consideration of up to $0.7 million upon achievement of certain revenue targets through 2016. The purchase price has been preliminarily allocated as follows: $2.0 million in intangible assets, $0.8 million in goodwill and $0.3 million of other assets. The contingent consideration was valued, on a preliminary basis, at $0.4 million, based on probability weighted models.

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

In connection with the Andiatec acquisition, the Company agreed to contingent payments of up to $4.0 million upon achievement of certain research and development milestones, which will be recorded as compensation expense.

Note 14. Facility Restructuring

The facility restructuring activities were undertaken to execute management’s strategy, streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Accordingly, the Company announced a plan to relocate its manufacturing facility in Santa Clara, California and to Ohio. The Company currently estimates that relocation costs of $1.8 million will be incurred in 2013. Restructuring expense amounted to $0.1 million and $0.5 million in the three and nine months ended September 30, 2013. Actual and expected costs include employee benefits and facility related costs.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.

Future Uncertainties and Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, fluctuations in our operating results resulting from seasonality; the timing of the onset, length and severity of cold and flu seasons; government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses; adverse changes in competitive conditions in domestic and international markets; the reimbursement system currently in place and future changes to that system; changes in economic conditions in our domestic and international markets; changes in sales levels as it relates to the absorption of our fixed costs; lower than anticipated market penetration of our products; the quantity of our product in our distributors’ inventory or distribution channels and changes in the buying patterns of our distributors; our development of new technologies, products and markets; our development and protection of intellectual property; our reliance on a limited number of key distributors; our reliance on sales of our influenza diagnostics tests; our ability to manage our growth strategy, including our ability to integrate companies or technologies we have acquired or may acquire; intellectual property risks, including but not limited to, infringement litigation; limitations and covenants in our senior credit facility; that we may incur significant additional indebtedness; our need for additional funds to finance our operating needs; volatility and disruption in the global capital and credit markets; acceptance of our products among physicians and other healthcare providers; competition with other providers of POC diagnostic products; changes in government policies; adverse actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”); compliance with other government regulations, such as safe working conditions, manufacturing practices, environmental protection, fire hazard and disposal of hazardous substances; third-party reimbursement policies; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance; the loss of key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into US markets; our failure to maintain adequate internal control over financial reporting; volatility in our stock price; dilution resulting from future sales of our equity; and provisions in our charter documents and Delaware law that might delay stockholder actions with respect to business combinations or the election of directors. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the remainder of fiscal year 2013, including projections about our revenue, and expenses including the components thereof; the impact of legal claims and litigation matters and the sufficiency of our accruals for such matters; the sufficiency of our liquidity and capital resources; the sufficiency of our tax positions and the future impact of deferred tax assets or liabilities; the expected vesting periods of unrecognized compensation expense; the amount and timing of facility restructuring changes; expected receipts of milestone payments relating to grants and collaborative agreements and expenditures by us relating thereto; that we may enter into foreign currency risk sharing agreements; and our intention to continue to evaluate technology and Company acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto beginning on page 3 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.

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

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Total Revenues

The following table compares total revenues for the three months ended September 30, 2013 and 2012 (in thousands, except percentages):

	For the three months ended September 30,		Increase (Decrease)
	2013	2012	$	%
Infectious disease net product sales	$22,468	$21,622	$846	4%
Women’s health net product sales	8,118	8,741	(623)	–7%
Gastrointestinal disease net product sales	1,449	1,584	(135)	–9%
Other net product sales	502	540	(38)	–7%
Royalty, license fees and grant revenue	1,002	511	491	96%

Total revenues	$33,539	$32,998	$541	2%

For the three months ended September 30, 2013, total revenue increased slightly to $33.5 million from $33.0 million for the three months ended September 30, 2012. The increase in total revenues was largely related to an increase in influenza sales offset by the timing of orders for our pregnancy and Group A Strep products. Revenues in other product categories remained relatively constant period over period.

Royalty, license fees and grant revenue primarily relates to $0.6 million earned for the three months ended September 30, 2013 in conjunction with the Bill and Melinda Gates Foundation grant as more fully described in Note 1 in the Notes to the Consolidated Financial Statements included in this quarterly report.

Cost of Sales

Cost of sales was $15.3 million, or 46% of total revenues for the three months ended September 30, 2013, and was relatively constant compared to $14.9 million, or 45% of total revenues for the three months ended September 30, 2012.

Operating Expenses

The following table compares operating expenses for the three months ended September 30, 2013 and 2012 (in thousands, except percentages):

	For the three months ended September 30,
	2013		2012		Increase (Decrease)
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	$	%
Research and development	$7,462	22%	$5,085	15%	$2,377	47%
Sales and marketing	8,658	26%	7,776	24%	882	11%
General and administrative	5,795	17%	4,759	14%	1,036	22%
Amortization of intangible assets from acquired businesses and technology	2,171	6%	1,728	5%	443	26%
Facility restructuring charge	124	0%	—	—	124	N/A

Research and Development Expense

Research and development expense for the three months ended September 30, 2013 increased from $5.1 million to $7.5 million primarily due to increased efforts associated with the development of and clinical trials related to our Savanna instrument and molecular assays.

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

Sales and Marketing Expense

Sales and marketing expense for the three months ended September 30, 2013 increased from $7.8 million to $8.7 million driven by increased investment in our sales organization, including personnel, travel and training costs related to new products. Other key components of this expense relate to continued investment in existing products and customer marketing programs.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2013 increased from $4.8 million to $5.8 million largely related to the medical device excise tax that went into effect in 2013, resulting in $0.4 million of expense in the three months ended September 30, 2013. The increase also included $0.3 million of costs associated with the recent implementation of our new enterprise resource planning (ERP) system and $0.2 million of professional services related to business development activities.

We expect general and administrative expenses to increase in the remaining three months of 2013 relative to 2012 as a result of the 2.3% medical device excise tax.

Amortization of Intangible Assets from Acquired Businesses and Technology

Amortization of intangible assets from acquired businesses consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisitions of Diagnostic Hybrids, Inc. (“DHI”), BioHelix, and Andiatec. Amortization of intangible assets from acquired technology consists primarily of expense associated with purchased technology.

We expect amortization of intangible assets from acquired businesses and technology to increase in the remaining three months of 2013 relative to 2012 as a result of the BioHelix and Andiatec acquisitions during 2013.

Facility Restructuring Charge

In 2013, we announced a plan to relocate our Santa Clara, California manufacturing operations to our facility in Ohio. Restructuring expense amounted to $0.1 million in the three months ended September 30, 2013. We estimate costs of $1.8 million will be incurred in 2013. Actual and expected expenses include employee benefits and facility relocation costs. We anticipate annual savings of $2.0 million beginning in 2014.

Other Income (Expense)

Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility. The reduction in the outstanding principal balance under the line of credit from $19.0 million as of September 30, 2012 to $0 as of September 30, 2013 resulted in a reduction to interest expense of $0.1 million for the three months ended September 30, 2013.

Income Taxes

Our effective tax rate for the three months ended September 30, 2013 and 2012 was 29% and 56%, respectively. We recognized an income tax benefit of $1.8 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively. The primary difference between the September 30, 2013 and September 30, 2012 effective tax rate is due to the exclusion of the federal research and development credit due to the expiration of the statute in 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Total Revenues

The following table compares total revenues for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	For the nine months ended September 30,		Increase (Decrease)
	2013	2012	$	%
Infectious disease net product sales	$89,199	$66,735	$22,464	34%
Women’s health net product sales	25,112	25,638	(526)	–2%
Gastrointestinal disease net product sales	4,804	4,790	14	0%
Other net product sales	3,140	3,266	(126)	–4%
Royalty, license fees and grant revenue	2,985	1,387	1,598	115%

Total revenues	$125,240	$101,816	$23,424	23%

For the nine months ended September 30, 2013, total revenue increased 23% to $125.2 million from $101.8 million for the nine months ended September 30, 2012. The increase in total revenues was largely related to a stronger 2012/2013 cold and flu season as compared to the prior season. The increase in total revenues was also driven by sales of Sofia related products in the nine months ended September 30, 2013 as compared to minimal Sofia related sales for the nine months ended September 30, 2012 as the product had just been recently launched. This was somewhat offset by a slight decline in strep and pregnancy products due to timing of orders. Revenues in other product categories remained relatively constant period over period.

Royalty, license fees and grant revenue primarily relates to $1.9 million earned for the nine months ended September 30, 2013 in conjunction with the Bill and Melinda Gates Foundation grant as more fully described in Note 1 in the Notes to the Consolidated Financial Statements included in this quarterly report.

Cost of Sales

Cost of sales was $48.3 million, or 39% of total revenues for the nine months ended September 30, 2013, compared to $43.7 million, or 43% of total revenues for the nine months ended September 30, 2012. The absolute dollar increase in cost of sales is primarily related to the variable nature of direct costs (material and labor) associated with the 23% increase in total revenues. The decrease in cost of sales as a percentage of total revenues is primarily driven by a shift in product mix as flu sales, which have higher margins, were significantly higher in the first quarter of 2013 compared to 2012.

Operating Expenses

The following table compares operating expenses for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	For the nine months
	ended September 30,
	2013		2012		Increase (Decrease)
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	$	%
Research and development	$22,896	18%	$20,433	20%	$2,463	12.1%
Sales and marketing	24,162	19%	21,989	22%	2,173	9.9%
General and administrative	19,337	15%	15,812	16%	3,525	22.3%
Amortization of intangible assets from acquired businesses and technology	5,957	5%	5,165	5%	792	15.3%
Facility restructuring charge	493	0%	—	—	493	N/A

Research and Development Expense

Research and development expense for the nine months ended September 30, 2013 increased from $20.4 million to $22.9 million. The increase was due to increased development efforts associated with the development of our Savanna instrument and molecular assays including clinical trial costs for these products for the nine months ended September 30, 2013, which was partially offset by the reimbursement of $1.4 million of costs associated with our collaboration agreement with Life Technologies Corporation.

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

Sales and Marketing Expense

Sales and marketing expense for the nine months ended September 30, 2013 increased from $22.0 million to $24.2 million. Starting at the end of the first quarter of 2012 and continuing through September 2013, we made a substantial investment in our sales organization to support new product growth, including an increase in personnel, commissions, travel, and training costs related to new products. Other key components of this expense relate to continued investment in existing products and customer marketing programs.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2013 increased from $15.8 million to $19.3 million primarily due to the 2.3% medical device excise tax that went into effect in 2013, resulting in $1.5 million of expense in the nine months ended September 30, 2013. The increase was also partially due to $0.9 million of professional services related to business development activities and $0.7 million related to costs incurred for our new ERP system.

We expect general and administrative expenses to increase in the remaining three months of 2013 relative to 2012 as a result of the 2.3% medical device excise tax.

Amortization of Intangible Assets from Acquired Businesses and Technology

Amortization of intangible assets from acquired businesses consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisitions of DHI, BioHelix, and Andiatec. Amortization of intangible assets from acquired technology consists primarily of expense associated with purchased technology.

We expect amortization of intangible assets from acquired businesses and technology to increase in the remaining three months of 2013 relative to 2012 as a result of the BioHelix and Andiatec acquisitions during 2013.

Facility Restructuring Charge

In 2013, we announced a plan to relocate our Santa Clara, California manufacturing operations to our facility in Ohio. Restructuring expense amounted to $0.5 million in the nine months ended September 30, 2013. We estimate costs of $1.8 million will be incurred in 2013. Actual and expected expenses include employee benefits and facility relocation costs. We anticipate annual savings of $2.0 million beginning in 2014.

Other Income (Expense)

Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility. The reduction in the outstanding principal balance under the line of credit from $19.0 million as of September 30, 2012 to $0 as of September 30, 2013 resulted in a reduction to interest expense of $0.4 million for the nine months ended September 30, 2013.

Income Taxes

For the nine months ended September 30, 2013 we recognized an income tax benefit of $2.7 million on pretax income of $3.5 million. During the three months ended June 30, 2013, we were notified by the Internal Revenue Service that the Congressional Joint Committee of Taxation had completed its review of and proposed no changes to our tax returns filed for the tax periods 2008 through 2010. As a result, we released tax reserves and related interest of approximately $3.5 million as a discrete item in the same quarter. Additionally, on January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, the benefit related to the 2012 federal research and development credit of approximately $0.5 million was recorded in the first quarter of 2013 as a discrete item. The benefit related to 2013 research activities is included in the full year effective tax rate.

For the nine months ended September 30, 2012, we recognized an income tax benefit of $2.5 million on a pretax loss of $6.2 million, which represents an effective tax rate of 40%.

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, our principal sources of liquidity consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Cash and cash equivalents	$10,248	$14,856
Restricted cash included in prepaid expenses and other current assets	—	2,156

Cash, cash equivalents, and restricted cash	$10,248	$17,012

Working capital including cash, cash equivalents, and restricted cash	$49,350	$52,271

Amount available to borrow under the Senior Credit Facility	$132,000	$110,000

During the year ended December 31, 2012, we received cash, pursuant to a grant agreement, which is restricted as to use until expenditures contemplated in the grant are made. As of December 31, 2012, we recorded this restricted cash as a component of prepaid expenses and other current assets as we anticipate making expenditures under the grant in 2013. None of the cash received under the grant was restricted at September 30, 2013. The amount available to us under our Senior Credit Facility can fluctuate from time to time due to, among other factors, our funded debt to adjusted EBITDA ratio.

Cash provided by operating activities was $24.2 million during the nine months ended September 30, 2013. We had net income of $6.3 million and non-cash charges of $23.9 million related to depreciation and amortization of intangible assets and property, plant and equipment and stock-based compensation. We also had a decrease in accounts receivable of $13.2 million and an increase in inventories of $11.7 million due to the seasonal nature of our business as the 2012/2013 cold and flu season began earlier in the fourth quarter of 2012. Cash provided by operating activities was $5.9 million during the nine months ended September 30, 2012. We had a net loss of $3.7 million and non-cash charges of $21.5 million related to depreciation and amortization of intangible assets and property and equipment, and stock-based compensation. Other changes in operating assets and liabilities included increases in other assets, accounts receivable and inventory of $2.6 million, $2.5 million and $2.1 million, respectively. The changes are related to the seasonal nature of our business.

Our investing activities used $29.8 million during the nine months ended September 30, 2013 primarily related to the acquisition of $16.9 million of production and scientific equipment, and building improvements during the nine months ended September 30, 2013. Additionally, we used $9.2 million and $2.3 million of net cash for the acquisition of BioHelix and Andiatec, respectively, as more fully described in Note 13 in the Notes to the Consolidated Financial Statements included in this quarterly report. Our investing activities used $23.1 million during the nine months ended September 30, 2012 primarily related to the acquisition of intangibles associated with our exercise of a buyout clause under the Alere Amendment. During the nine months ended September 30, 2012, we exercised the buy-out right under the Alere Amendment, which allowed us to buy-out any remaining future royalty obligation for a fixed cash payment in the amount of $15.7 million less $1.0 million of specified third quarter 2011 royalties. In addition, we used cash for investing activities associated with the acquisition of production and scientific equipment, and building improvements during the nine months ended September 30, 2012.

Cash provided by financing activities of $0.9 million during the nine months ended September 30, 2013 primarily related to proceeds from issuance of common stock of $6.3 million, offset by repayments under our Senior Credit Facility of $5.0 million. Cash used for financing activities of $26.2 million during the nine months ended September 30, 2012 was primarily related to repayments under our Senior Credit Facility of $23.0 million, and repurchases of 200,400 shares of our common stock under our share repurchase program at a cost of approximately $3.4 million.

On August 10, 2012, we entered into an amended and restated $140.0 million Senior Credit Facility, which matures on August 10, 2017. As part of this amendment, we incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. We had previously recorded $0.6 million related to our prior credit facility. As of September 30, 2013 and December 31, 2012, we had $1.3 million and $1.5 million of deferred financing costs included as a portion of other non-current assets. The Senior Credit Facility bears interest at either LIBOR or the base rate, plus, in each case, an applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. We are also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all of our present and future assets and properties. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and our funded debt to adjusted EBITDA ratio. As of September 30, 2013, we have no borrowings outstanding under the Senior Credit Facility and we were in compliance with all financial covenants.

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

Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any relationships or other arrangements with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Risk

The fair market value of our floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. We had $0 outstanding under our Senior Credit Facility at September 30, 2013. Based on our market risk sensitive instruments outstanding at September 30, 2013, we have determined that such instruments do not expose our consolidated financial position, results of operations or cash flows to material market risk as of such date.

Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of September 30, 2013, our cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.

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

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended September 30, 2013:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
July	1,051	$28.77	—	$50,000,000
August	—	—	—	50,000,000
September	3,875	26.52	—	50,000,000

Total	4,926	$27.00	—	$50,000,000

(1)	We withheld 4,926 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended September 30, 2013.
(2)	On April 23, 2013, we announced that our Board of Directors authorized us to repurchase up to an aggregate of $50.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. The repurchase program will expire on April 22, 2015 unless extended by our Board of Directors.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL Instance Document

101*	XBRL Taxonomy Extension Schema Document

101*	XBRL Taxonomy Calculation Linkbase Document

101*	XBRL Taxonomy Extension Definition Linkbase Document

101*	XBRL Taxonomy Label Linkbase Document

101*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2013	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit Number

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL Instance Document

101*	XBRL Taxonomy Extension Schema Document

101*	XBRL Taxonomy Calculation Linkbase Document

101*	XBRL Taxonomy Extension Definition Linkbase Document

101*	XBRL Taxonomy Label Linkbase Document

101*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.