Form 10-K
period 2013-12-31
QUIDEL CORP /DE/
filed 2014-02-27
CIK 353569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $720,374,827 based on the closing sale price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 20, 2014, 34,088,516 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(To the Extent Indicated Herein)

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2014 Annual Meeting of Stockholders (to be held on May 6, 2014) are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

A Warning About Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, fluctuations in our operating results resulting from seasonality, the timing of the onset, length and severity of cold and flu seasons, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, adverse changes in competitive conditions in domestic and international markets, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, changes in sales levels as it relates to the absorption of our fixed costs, lower than anticipated market penetration of our products, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors and changes in the health care market and consolidation of our customer base; our development and protection of intellectual property; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our reliance on sales of our influenza diagnostics tests; our ability to manage our growth strategy, including our ability to integrate companies or technologies we have acquired or may acquire; intellectual property risks, including but not limited to, infringement litigation; limitations and covenants in our senior credit facility; that we may incur significant additional indebtedness; our need for additional funds to finance our operating needs; volatility and disruption in the global capital and credit markets; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; adverse actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”); changes in government policies; compliance with other government regulations, such as safe working conditions, manufacturing practices, environmental protection, fire hazard and disposal of hazardous substances; third-party reimbursement policies; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance; interruption to our computer systems; the loss of key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into US markets; volatility in our stock price; dilution resulting from future sales of our equity; and provisions in our charter documents and Delaware law that might delay stockholder actions with respect to business combinations or the election of directors. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Annual Report include, among others, statements concerning: our outlook for the upcoming fiscal year, including projections about our revenue, gross margins, and expenses; projected capital expenditures for the upcoming fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals and objectives; that point-of-care testing is increasing; that we will continue to make substantial expenditures for research and development activities; our reliance on key distributors; that influenza test revenues will continue to be a significant portion of our total revenue; industry consolidation and competition trends; competition for management and key personnel; that we may enter into additional foreign currency exchange risk sharing arrangements; that the price of our common stock will continue to fluctuate; our intentions to not renew our Santa Clara lease and our plans to move our administrative functions to a new lease location; our exposure to claims and litigation; our intention to not pay dividends; expectations regarding grant revenues and expenditures in 2014; that we will continue to incur substantial royalty and license expenses; expected savings from the move of certain manufacturing operations to our Athens, Ohio facility; the impact on our tax rate due to changes in California law;; and our intention to continue to evaluate technology and Company acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Annual Report and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report. The following should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto beginning on page F-1 of this Annual Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.

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

We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1983. Since such time, our product base and technology platforms have expanded through internal development and acquisitions of other products, technologies and companies. Our diagnostic solutions aid in the detection and diagnosis of many critical diseases and other medical conditions, including infectious diseases, women’s health, autoimmune diseases, bone health, thyroid diseases, and fecal occult blood. In February 2010, we expanded our operations through the acquisition of Diagnostic Hybrids, Inc. (DHI), a privately-held, in vitro diagnostics (“IVD”) company, based in Athens, Ohio. DHI is a market leader in the manufacturing and commercialization of FDA cleared direct fluorescent IVD assays used in hospitals and reference laboratories for a variety of diseases, including certain viral infections and thyroid diseases.

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

Recent events

In May 2013, we acquired all of the stock of BioHelix Corporation (BioHelix), a developer and manufacturer of isothermal molecular assays and enzymes. The acquisition was for $10 million in cash, plus additional amounts in connection with R&D earn-outs based on the completion of a designated number of assays and a commercial earn-out dependent on product sales over a defined period.

In August 2013, we acquired the assets of Andiatec GmbH (Andiatec), a German based developer and manufacturer of molecular assays. The purchase price was for approximately $2.7 million (2.0 million Euros) in cash, plus additional amounts in connection with R&D earn-outs based on the completion of a designated number of assays and a contingent earn-out based on product sales over a defined period. During the fourth quarter of 2013, we completed the relocation of our Specialty Products Group (“SPG”) manufacturing and research and development operations previously based in Santa Clara, California to our Athens, Ohio facility. This relocation allows us to leverage an existing footprint in an economically attractive market.

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

Our diagnostic testing solutions are designed to provide specialized results that serve a broad range of customers, by addressing varying requirements of ease of use, reduced cost, increased test accuracy and reduced time to result. Our current approach to address this diagnostic continuum relative to our strategy is comprised of three parts:

•	rapid point of care immunoassay tests for use in physician offices, hospital laboratories and emergency departments, retail clinics, and other urgent care settings;

•	direct fluorescent assays (“DFA”) and culture-based tests for the clinical virology laboratory; and

•	molecular diagnostic tests across a number of laboratory segments.

Our strategy to accomplish our primary objective includes the following:

•	leveraging our current infrastructure to develop and launch new rapid immunoassays such as additional assays for our FDA approved Sofia® Analyzer;

•	developing a molecular diagnostics franchise that incorporates two distinct testing platforms, AmpliVue™ and Savanna™ and leverages our molecular assay development competencies; and

•	strengthening our position with distribution partners and our customers to gain more emphasis on our products in the U.S. and abroad.

Our current initiatives to execute this strategy include the following:

•	continue to focus our research and development efforts on three areas:

•	new proprietary product platform development;

•	the creation of improved products and new products for existing markets and unmet clinical needs, and

•	pursuit of collaborations with other companies for new and existing products and markets that advance our differentiated strategy;

•	provide clinicians with validated studies that encompass the clinical efficacy and economic efficiency of our diagnostic tests for the professional market;

•	continue to focus on strengthening our market and brand leadership in infectious diseases and women’s health by acquiring and/or developing and introducing clinically superior diagnostic solutions;

•	strengthen our direct sales force to create direct relationships with integrated delivery networks, laboratories and hospitals, with a goal of driving growth through improved physician and laboratorian satisfaction;

•	support payer evaluation of diagnostic tests and establishment of favorable reimbursement rates;

•	continue to create strong global alliances to support our efforts to achieve leadership in key markets and expand our presence in emerging markets; and

•	further refine our manufacturing efficiencies and productivity improvements to improve profit, with continued focus on profitable products and markets and our effort to create a core competency in new product development.

Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain approval for any of our products, or if we obtain approval, that we will successfully commercialize any of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials.

The Overall Market for In Vitro Diagnostics

Customers for IVD products are primarily centralized laboratories and physician offices and other decentralized non-institutional settings.

Centralized testing market

The centralized diagnostic testing process typically involves obtaining a specimen of blood, urine or other sample from the patient and sending the sample from the healthcare provider’s office, hospital unit or clinic to a central laboratory. In a typical visit to the physician’s office, after the patient’s test specimen is collected, the patient is usually sent home and receives the results of the test several hours or days later. The result of this process is that the patient may leave the physician’s office without confirmation of the diagnosis and the opportunity to begin potentially more effective immediate care.

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

Products

We provide diagnostic testing solutions under various brand names, including, among others, the following: QuickVue®, QuickVue+®, Quidel®, MicroVueTM, FreshCellsTM, D3 FastPointTM, Super E-MixTM, ELVIS®, Sofia® , Quidel® Molecular, Amplivue®, LyraTM and Thyretain®. Our diagnostic testing solutions address the following medical and wellness categories:

System Platforms

Sofia®MAnalyzer. Sofia® is the brand name for our next generation fluorescent immunoassay (“FIA”) system. The easy-to-use Sofia® Analyzer combines unique software, when used in conjunction with Sofia® FIA tests, to yield an automatic, objective result that is readily available on the instrument’s screen, in a hard-copy printout, and in a transmissible electronic form that can network via a lab information system (“LIS”) to hospital and medical center databases. The Sofia® FIA tests employ advanced lateral flow and immunofluorescence technologies to provide enhanced performance for several assays as noted in our disease state discussion below. The Sofia® Analyzer provides for different operational modes to accommodate both small and large laboratories as well as other features designed to facilitate use in a variety of healthcare settings, including hospitals, medical centers, and small clinics.

Molecular assays

Our open system assays run on several thermocyclers currently on the market, such as the Applied Biosystems® 7500 Fast DX thermocycler, QuantStudio™ Dx or the Cepheid SmartCycler® thermocycler. We have several existing Lyra™ Molecular Real-Time Polymerase Chain Reaction (PCR) Assays that provide important benefits to the customer, including, among others, room temperature storage, reduced process time, and ready-to-use reagent configurations. These include several assays as noted in our disease state discussion below.

With our Molecular Amplivue® hand-held molecular diagnostic assay platform, the detection of the pathogen is achieved using a hand-held, fully contained cassette that combines isothermal Helicase Dependent Amplification (HDA) with lateral flow detection technology, and is currently used in several assays also noted in our disease state discussion below.

Infectious Diseases

Influenza. Our Sofia® Influenza A+B test, used in conjunction with our Sofia®M Analyzer, and our QuickVue® influenza tests are rapid, qualitative tests for the detection of the viral antigens of influenza type A and B, the two most common types of the influenza virus. In addition, our Sofia® Influenza A+B test has special 510(k) clearance for an update to our package insert to include analytical reactivity with an avian Influenza A (H7N9) strain, A/Anhui/1/2013. In addition, during 2013, we began selling our Quidel Molecular Influenza A+B assay for use on the QuantStudio™ Dx Real-Time PCR Instruments by Life Technologies.

Group A Strep. Our Sofia® Strep A fluorescent immunoassay, used in conjunction with our Sofia®M Analyzer, and our QuickVue® Strep A tests are intended for the rapid, qualitative detection of Group A Streptococcal antigen from throat swabs or confirmation of presumptive Group A Streptococcal colonies recovered from culture. Also, in late 2013, we began selling our AmpliVue Group B Strep Assay.

RSV Test. Our Sofia® RSV test and our QuickVue® RSV test are rapid immunoassay tests for Respiratory Syncytial Virus (“RSV”). During 2013, we also began selling our Quidel Molecular RSV + human metapneumovirus (hMPV) test, our Quidel Molecular Influenza A+B assay and the Quidel Molecular RSV + hMPV assay, both for use on the QuantStudio™ Dx Real-Time PCR Instruments by Life Technologies.. The majority of upper respiratory tract infections in children are caused by viruses and RSV is generally recognized as a frequent agent responsible for these infections.

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

Herpes and Herpes Family. Our proprietary engineered cell culture system, ELVIS® HSV, is an FDA cleared and highly sensitive system for the isolation and detection of Herpes Simplex Virus (“HSV”) types 1 and 2. Herpes is a widespread sexually transmitted infection with an HSV 2 prevalence rate of 16% of the population according to the Centers for Disease Control (“CDC”). We also provide a multiplex cell culture solution using a propriety cell platform called H&V-Mix TM that is used to isolate HSV, Varicella Zoster Virus and Cytomegalovirus, all in the herpes family of viruses. Antibody detection and identification of each of these viruses can be performed with FDA cleared antibody products provided under the D3® DFA brand. During 2014, we also anticipate commercializing our Lyra™ Direct HSV 1+2/VZV assay and AmpliVue HSV 1+2 for the differentiation and detection of herpes simplex viruses 1 and 2 (HSV 1+2) and varicella-zoster virus (VZV) in active lesions within the United States.

Clostridium difficile (C. diff). Our Quidel Molecular Direct C. diff assay is approved for use with the Life Technologies QuantStudio™ Dx and 7500 Fast Dx Applied Biosystems Real-Time PCR Instruments. We also sell our C. diff assay as part of our expanding AmpliVue® product line. C. diff is a life threatening bacterial infection, especially for the elderly and patients on a prolonged antibiotic regimen. Currently more than 500,000 cases of C. diff infections are diagnosed each year in the U.S.

POC Women’s Health

Pregnancy. Our Sofia® hCG fluorescent immunoassay and our QuickVue® pregnancy tests are used for the qualitative detection of hCG in serum or urine for the early detection of pregnancy. The early detection of pregnancy enables the physician and patient to institute proper care, helping to promote the health of both the woman and the developing embryo.

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

Helicobacter pylori (“H. pylori”). H. pylori is the bacterium associated with approximately 80% of patients diagnosed with peptic ulcers in the U.S. H. pylori is implicated in chronic gastritis and is recognized by the World Health Organization as a Class 1 carcinogen that may increase a person’s risk of developing stomach cancer Our rapid test is a serological test that measures antibodies circulating in the blood caused by the immune response to the H. pylori bacterium..

Our SPG business located in Athens, Ohio develops diagnostic and research products in the fields of oncology, bone health and autoimmune disease. Assays are developed on a microwell platform and are currently marketed to clinicians and researchers. SPG is strategically focused on identifying and demonstrating clinical utility around these markers in a variety of disease states. In the area of autoimmune disease, we have developed Enzyme Linked Immunosorbent Assay (“ELISA”) based assays and reagents for the detection of activation products from the three main complement pathways. We currently sell these products both directly and through select distributors throughout the world under the Quidel® and MicroVue™ brands. The SPG revenues, income and assets are less than 10% of our overall operations.

Seasonality

Sales of our infectious disease products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our infectious disease products have varied from year to year based in large part on the severity, length and timing of the onset of the cold and flu season. For the years ended December 31, 2013, 2012 and 2011, sales of our infectious disease products accounted for 73%, 71% and 71%, respectively, of total revenue.

Research and Development

We continue to focus our research and development efforts on three areas:

•	new proprietary product platform development,

•	the creation of improved products and new products for existing markets and unmet clinical needs, and

•	pursuit of collaborations with other companies for new and existing products and markets that advance our differentiated strategy.

Research and development expenses were approximately $34.2 million, $27.7 million, and $26.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. We anticipate that we will continue to devote a significant amount of financial resources to product and technology research and development for the foreseeable future.

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

The sales, distribution and service of our highly complex diagnostic tests are controlled primarily by us. Laboratory end-users in hospitals and clinical reference laboratories utilizing our highly complex diagnostic tests are reached through our own direct sales force and technical support services that have specialized training and understanding of the product portfolio.

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

During 2013, we continued to invest in several key areas: support for clinical research and expanding our communications through promotional campaigns, peer-reviewed technical publications, professional shows and exhibits, symposia, medical education and support of health economics and outcomes research.

We derive a significant portion of our total revenue from a relatively small number of distributors. Four of our distributors, which are considered to be among the market leaders, collectively accounted for approximately 43%, 42% and 40% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We had sales to two distributors for whom sales exceeded 10% of total revenue for the year ended December 31, 2013. The distributors were Cardinal Healthcare Corporation and McKesson PSS Corporation.

See Note 7. “Industry and Geographic Information” in the Notes to Consolidated Financial Statements included in this Annual Report.

Manufacturing

During 2013, we had manufacturing operations in San Diego and Santa Clara, California and Athens, Ohio. The San Diego facility produces our lateral flow, immunoassay products. During the fourth quarter of 2013, we successfully completed the relocation of our SPG manufacturing and research and development operations previously based in Santa Clara, California to our Athens, Ohio facility. Prior to the move, the Santa Clara facility manufactured our microtiter plate products and our molecular products. As of the fourth quarter of 2013, the Athens facility manufactures our microtiter plate products, molecular products, cell cultures and monoclonal antibody kits.

The San Diego facility consists of laboratories devoted to tissue culture, cell culture, protein purification and immunochemistry and production areas dedicated to manufacturing and assembly. In the manufacturing process, biological and chemical supplies and equipment are used. Since the year 2000, the San Diego and Santa Clara facilities have operated under a Quality Management System certified to the International Organization for Standardization (“ISO”) 9001 certification. During 2005, we became certified to the ISO 13485:2003 Regulatory Standard as required for medical device manufacturers distributing product within the European Union and other countries. Many of the immunoassay products manufactured in our San Diego, California facility are packaged and shipped by a local third party.

The Athens facility consists of clean rooms (FS-209E Class 1000: ISO Class 6) for the culturing and dispensing of cell cultures under cGMP conditions. The facility also has laboratories devoted to tissue culture for the production of monoclonal antibodies. In the manufacturing process, biological and chemical supplies are used, as well as specialized equipment. The facility is also certified to the ISO 13485:2003 medical device standard. Packaging and shipping logistics are also handled at the facility. In 2013, we added a molecular manufacturing laboratory dedicated to the manufacture and assembly of our molecular kits.

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

In the U.S., devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I and II devices are subject to general controls including, but not limited to, performance standards, premarket notification (“510(k)”) and post market surveillance. Class III devices generally pose the highest risk to the patient and are typically subject to premarket approval to ensure their safety and effectiveness. Our current products are all Class I or II.

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

On January 30, 2008, the FDA issued guidance entitled “Guidance for Industry and FDA Staff Recommendation for CLIA waiver applications.” The guidance sets forth new requirements for obtaining a CLIA waiver that are onerous and have increased the time and cost required to obtain a CLIA waiver.

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

Intellectual Property

The healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for commercially relevant technologies, devices, products and processes. We and other companies engaged in research and development of new diagnostic products actively pursue patents for technologies that are considered novel and patentable. However, important factors, many of which are not within our control, can affect whether and to what extent patent protection in the U.S. and in other important markets worldwide is obtained. By way of example, the speed, accuracy and consistency in application of the law in a patent office within any particular jurisdiction is beyond our control and can be unpredictable. The resolution of issues such as these and their effect upon our long-term success is likewise indeterminable. We have issued patents, both in the U.S. and internationally, with expiration dates ranging from the present through approximately 2030 and have patent applications pending throughout the world.

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

Human Resources

As of December 31, 2013, we had 572 employees, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Executive Officers of Quidel Corporation

The names, ages and positions of all executive officers as of December 31, 2013 are listed below, followed by a brief account of their business experience. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

Douglas C. Bryant, 56, was named President, Chief Executive Officer and a member of the Board of Directors in February 2009. Mr. Bryant’s appointment as President and Chief Executive Officer was effective on March 1, 2009. Prior to joining us, Mr. Bryant served as Executive Vice President and Chief Operating Officer at Luminex Corporation, managing its Bioscience Group, Luminex Molecular Diagnostics (Toronto), manufacturing, R&D, technical operations, and commercial operations. From 1983 to 2007, Mr. Bryant held various worldwide commercial operations positions with Abbott Laboratories including, among others: Vice President of Abbott Vascular for Asia/Japan, Vice President of Abbott Molecular Global Commercial Operations and Vice President of Abbott Diagnostics Global Commercial Operations. Earlier in his career with Abbott, Mr. Bryant was Vice President of Diagnostic Operations in Europe, the Middle East and Africa, and Vice President of Diagnostic Operations Asia Pacific. Mr. Bryant has over 25 years of industry experience in sales and marketing, product development, manufacturing and service and support in both the diagnostics and life sciences markets. Mr. Bryant holds a B.A. in Economics from the University of California at Davis.

Randall J. Steward, 59, became our Chief Financial Officer in October 2011. Prior to joining us, Mr. Steward served as the Chief Financial Officer for Navilyst Medical, Inc, a medical device company based in Massachusetts. From 2008 to January 2011, Mr. Steward served as Chief Operating Officer for SeQual Technologies, Inc., a San Diego-based medical device company, where he was responsible for all aspects of engineering, manufacturing, finance, and information systems. Prior to SeQual Technologies, Mr. Steward spent 11 years with Spectrum Brands as Executive Vice President and Chief Financial Officer. Mr. Steward holds a B.B.A. in Accounting from Southern Methodist University. He is also a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Timothy T. Stenzel, M.D., Ph.D., 52, became our Chief Scientific Officer in September 2009. Prior to joining us, Dr. Stenzel was Vice President and Chief Medical Officer since 2007 for Asuragen Inc (Austin, TX). Dr. Stenzel has also held senior positions at Abbott Laboratories from 2003 to 2007 and Duke University from 1997 to 2003, where he established Duke’s molecular laboratory capabilities. Dr. Stenzel received his M.D. and Ph.D. from Duke University and a B.A. in Chemistry from Grinnell College.

Robert J. Bujarski, J.D., 45, became our Senior Vice President, General Counsel and Corporate Secretary in June 2008 and in 2010 became our Senior Vice President, Business Development, General Counsel and Corporate Secretary. Mr. Bujarski previously served as our Senior Vice President, General Counsel and Corporate Secretary from March 2007 through March 2008. From July 2005 to March 2007, he was our General Counsel and Vice President. Mr. Bujarski was an associate attorney with the law firm of Gibson, Dunn & Crutcher LLP in its transactions practice group from October 2001 to July 2005. Mr. Bujarski received his B.A. degree in 1991 and his law degree in 2001 from the University of Arizona.

Mark W. Smits, 56, has served as Senior Vice President of Commercial Operations since May 2011. From August 2010 to May 2011, Mr. Smits served as Vice President of Sales and Marketing for Neogenomics, a provider of cancer-focused testing laboratories. From October 2008 to August 2010, Mr. Smits was Vice President of Marketing and Business Development for Fisher HealthCare, Inc., a division of Thermo Fisher Scientific, Inc. which is a supplier of analytical instruments, laboratory equipment, software, services, consumables and reagents. Mr. Smits led the sourcing and business development efforts for Fisher HealthCare. Prior to Fisher HeatlthCare, Mr. Smits spent 25 years with Abbott Diagnostics, which offers instrument systems and tests for hospitals, reference labs, blood banks, physician offices, and clinics, serving in several different roles including, from October 2002 until September 2008, Divisional Vice President, Western United States Commercial Operations, where he led an organization of 250 people to provide sales, service and support to customers. Mr. Smits received his B.S. from Texas A&M University.

John D. Tamerius, Ph.D., 68, has been our Senior Vice President, Clinical/Regulatory Affairs since November 2008. Dr. Tamerius previously served as the Company’s Vice President, Clinical/Regulatory Affairs from 2005 to November 2008. Dr. Tamerius has held a variety of positions with us including, among others: Vice President for Research and Development and General Manager of the Company’s Specialty Products Group. Dr. Tamerius joined the Company in 1983 with the acquisition of Cytotech, Inc. where he served as President. Dr. Tamerius was previously a research associate at Scripps Clinic and Research Foundation. Dr. Tamerius performed postdoctoral research in tumor immunology at the Fred Hutchinson Cancer Center in Seattle and was awarded a Bachelor of Science, Master of Science, and Doctor of Philosophy in Microbiology and Immunology, all from the University of Washington.

Item 1A. Risk Factors

Risks Related to Our Business

Our operating results may fluctuate adversely as a result of many factors that are outside our control.

Fluctuations in our operating results, for any reason, could cause our growth or operating results to fall below the expectations of investors and securities analysts. For the year ended December 31, 2013, total revenue increased 13% to $175.4 million. The increase in total revenues was primarily due to an increase in influenza product sales. For further discussion of this increase, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in this Annual Report.

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

Our competitive position is heavily dependent on obtaining and protecting our own proprietary technology or obtaining licenses from others. Our ability to obtain patents and licenses, and their benefits, is uncertain. We have issued patents both in the U.S. and internationally, with expiration dates ranging from the present through approximately 2030. Additionally, we have patent applications pending in various foreign jurisdictions. These pending patent applications may not result in the issuance of any patents, or if issued, may not have priority over others’ applications or may not offer meaningful protection against competitors with similar technology or may not otherwise provide commercial value. Moreover, any patents issued to us may be challenged, invalidated, found unenforceable or circumvented in the future. In addition to our patents in the U.S., we have patents issued in various other countries including, among others, Australia, Canada, Japan and various European countries, including France, Germany, Italy, Spain and the United Kingdom. Third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection. We also license the right to use our products to our customers under label licenses that are for research purposes only. These licenses could be contested and, because we cannot monitor all potential unauthorized uses of our products around the world, we might not be aware of an unauthorized use or might not be able to enforce the license restrictions in a cost-effective manner. In the future, we expect that we will require or desire additional licenses from other parties in order to refine our products further and to allow us to develop, manufacture and market commercially viable or superior products. Also, we may not be able to obtain licenses for technology patented by others and required to produce our products on commercially reasonable terms.

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

We rely on a limited number of key distributors that account for a substantial majority of our total revenue. The loss of any key distributor or an unsuccessful effort by us to directly distribute our products could lead to reduced sales.

Although we have many distributor relationships in the U.S., the market is dominated by a small number of these distributors. Four of our distributors, which are considered to be among the market leaders, collectively accounted for approximately 43%, 42%, and 40% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We had sales to two distributors for whom sales exceeded 10% of total revenue for the year ended December 31, 2013. In addition, we rely on a few key distributors for a majority of our international sales, and expect to continue to do so for the foreseeable future. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives were timely found or lost sales to one distributor are absorbed by another distributor. Finding a suitable alternative to a lost or terminated distributor may pose challenges in our industry’s competitive environment, and another suitable distributor may not be found on satisfactory terms, if at all. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If total revenue from these or any of our other significant distributors were to decrease in any material amount in the future or we are not successful in timely transitioning business to new distributors, our business, operating results and financial condition could be materially and adversely affected.

Our operating results are heavily dependent on sales of our influenza diagnostic tests.

Although we continue to diversify our products, a significant percentage of our total revenues still continue to come from a limited number of our product families. In particular, revenues from the sale of our influenza tests represent a significant portion of our total revenues and are expected to remain so in at least the near future. In addition, the gross margins derived from sales of our influenza tests are significantly higher than the gross margins from our other core products. As a result, if sales or revenues of our influenza tests decline for any reason whether as a result of market share loss or price pressure, obsolescence, a mild flu season, regulatory matters or any other reason our operating results would be materially and adversely affected on a disproportionate basis. For the years ended December 31, 2013, 2012 and 2011, sales of our infectious disease products (including influenza test sales) accounted for 73%, 71%, and 71% respectively, of total revenue.

If we are not able to manage our growth strategy or if we experience difficulties integrating companies or technologies we may acquire after their acquisition, our earnings may be adversely affected.

Our business strategy contemplates further growth, which is likely to result in expanding the scope of operating and financial systems and the geographical area of our operations, including further expansion outside the U.S., as new products and technologies are developed and commercialized or new geographical markets are entered. For example, we have recently completed three business acquisitions. In 2010, we acquired DHI and in 2013, we acquired BioHelix and Andiatec (collectively, the “recent acquisitions”). We may experience difficulties integrating the operations of the recent acquisitions or other companies or technologies that we may acquire with our own operations, and as a result we may not realize our anticipated benefits and cost savings within our expected time frame, or at all. Because we have a relatively small executive staff, the recent acquisitions and other future growth may also divert management’s attention from other aspects of our business, and will place a strain on existing management and our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. We expect to need to execute a number of tasks in a timely, efficient and successful manner in order to realize the benefits and cost savings of the recent acquisitions, including retaining and assimilating key personnel, managing the regulatory and reimbursement approval processes, intellectual property protection strategies and commercialization activities, creating uniform standards, controls, procedures, policies and information systems, including with respect to disclosure controls and procedures and internal control over financial reporting, and meeting the challenges inherent in efficiently managing an increased number of employees potentially in different geographic locations, including the need to implement appropriate systems, policies, benefits and compliance programs. The recent acquisitions or other acquisitions may subject us to other risks, including unanticipated costs and expenditures, changes in the business, currency risks, potential changes in relationships with strategic partners, potential contractual or intellectual property issues, fluctuations in quarterly results and financial condition as a result of timing of acquisitions and potential accounting charges and write-downs, and potential unknown liabilities associated with the strategic combination and the combined operations. Should we encounter difficulties in managing these tasks and risks, our growth strategy may suffer and our revenue and profitability could be adversely affected.

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

As a general matter, our involvement in litigation or in any claims to determine proprietary rights, as may arise from time to time, could materially and adversely affect our business, financial condition and results of operations for reasons such as:

•	pending litigation may of itself cause our distributors or end-users to reduce or terminate purchases of our products;

•	it may consume a substantial portion of our managerial and financial resources;

•	its outcome would be uncertain and a court may find any third-party patent claims valid and infringed by our products (issuing a preliminary or permanent injunction) that would require us to procure costly licensing arrangements from third parties or withdraw or recall such products from the market, redesign such products offered for sale or under development or restrict employees from performing work in their areas of expertise;

•	governmental agencies may commence investigations or criminal proceedings against our employees, former employees and us relating to claims of misappropriation or misuse of another party’s proprietary rights;

•	an adverse outcome could subject us to significant liability in the form of past royalty payments, penalties, special and punitive damages, the opposing party’s attorney fees, and future royalty payments significantly affecting our future earnings; and

•	failure to obtain a necessary license (upon commercially reasonable terms, if at all) upon an adverse outcome could prevent us from selling our current products or other products we may develop.

Even if licenses to intellectual property rights are available, they can be costly. We have entered into various licensing agreements, which largely require payments based on specified product sales as well as the achievement of specific milestones. Royalty and license expenses under these arrangements collectively totaled $9.0 million, $9.4 million and $10.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. We believe we will continue to incur substantial royalty and license expenses relating to future sales of our products and the achievement of specific milestones.

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

On August 10, 2012, we entered into an amended and restated $140.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on August 10, 2017. The Senior Credit Facility bears interest at either on the London Interbank Offered Rate (“LIBOR”) or the base rate plus in each case the applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans (weighted average interest rate of 1.42% at December 31, 2013). The agreement governing the Senior Credit Facility is subject to certain customary covenants, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. We are also subject to financial covenants which include a funded debt to adjusted earnings before interest, taxes, depreciation and amortization, and stock-based compensation (“adjusted EBITDA”) ratio (as defined in the Senior Credit Facility) and an interest coverage. The Senior Credit Facility is secured by substantially all of our present and future assets and properties. If we fail to comply with these covenants, our Senior Credit Facility could become due and payable prior to maturity. As of December 31, 2013 we were in compliance with all financial covenants.

We may incur significant additional indebtedness. Our indebtedness could be costly or have adverse consequences.

We may incur significant additional indebtedness, subject to the restrictions in our Senior Credit Facility. As of December 31, 2013, we had $140.0 million available under the Senior Credit Facility. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and its funded debt to adjusted EBITDA ratio. As of December 31, 2013, there were no borrowings outstanding under the Senior Credit Facility. Our borrowing capacity can fluctuate from time to time due to, among other factors, our funded debt to adjusted EBITDA ratio as and when measured under the Senior Credit Facility.

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

The global capital and credit markets have historically experienced a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. If these conditions recur, could adversely affect the demand for our products and services and, therefore, reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit our access to capital, and may also negatively affect our customers’ and our suppliers’ ability to obtain credit to finance their businesses. As a result, our customers’ needs and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms or reduce or terminate production of products they supply to us. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our earnings and cash flow. Additionally, both state and federal government sponsored and private payers, as a result of budget deficits or reductions, may seek to reduce their health care expenditures by renegotiating their contracts with us. Any reduction in payments by such government sponsored or private payers may adversely affect our earnings and cash flow. Declining economic conditions may also increase our costs.

We may not achieve market acceptance of our products among healthcare providers and physicians, and this would have a negative effect on future sales.

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

The industry and market segment in which we operate are highly competitive, and intense competition with other providers of diagnostic products may reduce our sales and margins.

Our diagnostic tests compete with similar products made by our competitors. There are a large number of multinational and regional competitors making investments in competing technologies and products, including several large pharmaceutical and diversified healthcare companies. In addition, there has been a trend toward industry consolidation in our markets over the last few years. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us. We expect this trend toward industry consolidation may continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We also face competition from our distributors as some have created, and others may decide to create, their own products to compete with ours. A number of our competitors have a potential competitive advantage because they have substantially greater financial, technical, research and other resources, and larger, more established marketing, sales, distribution and service organizations than we have. Moreover, some competitors offer broader product lines and have greater name recognition than we have. If our competitors’ products are more effective than ours or take market share from our products through more effective marketing or competitive pricing, our total revenue and profits could be materially and adversely affected.

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

Furthermore, in the ordinary course of business, we must frequently make subjective judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to substantial civil and criminal penalties, as well as field corrective actions, product recall, seizure or injunction with respect to the sale of our products. The assessment of any civil and criminal penalties against us could severely impair our reputation within the industry and affect our operating results, and any limitation on our ability to manufacture and market our products could also have a material adverse effect on our business. For example, the FDA has recently proposed reclassifications of rapid influenza detection devices from Class I to Class II devices. If such reclassifications affected the ability to market rapid influenza products, our total revenue may be negatively affected.

Changes in government policy could adversely affect our business and profitability.

Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include modifications to existing legislation, such as U.S. tax policy, or entirely new legislation, such as the Affordable Healthcare Act in the U.S. Although we cannot fully predict the many ways that health care reform might affect our business, the law imposes a 2.3% medical device excise tax on certain transactions, including many U.S. sales of medical devices, which will include the majority of our US product sales. This tax took effect January 1, 2013. For the year ended December 31, 2013, we incurred $1.8 million related to the new medical device tax. It is unclear whether and to what extent, if at all, other anticipated developments resulting from health care reform, such as an increase in the number of people with health insurance, may provide us additional revenue to offset this increased tax. If additional revenue does not materialize, or if our efforts to offset the excise tax through spending cuts or other actions are unsuccessful, the increased tax burden will adversely affect our financial performance.

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

Our inability to meet customer demand for our products, whether as a result of manufacturing problems or supply shortfalls, could harm our customer relationships and impair our reputation within the industry. In addition, our product manufacturing of certain product lines is concentrated in one or more of our manufacturing sites. Weather, natural disasters (including pandemics), terrorism, political change, failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products. This, in turn, could have a material adverse effect on our business.

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

Some of our raw materials and components are currently obtained from a sole supplier or a limited group of suppliers. We have long-term supply agreements with many of these suppliers, but these long-term agreements involve risks for us, such as our potential inability to obtain an adequate supply of quality raw materials and components and our reduced control over pricing, quality and timely delivery. It is also possible that one or more of these suppliers may become unwilling or unable to deliver materials or components to us. In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. Any shortfall in our supply of raw materials and components, and our inability to quickly and cost-effectively obtain alternative sources for this supply, could have a material adverse effect on our total revenue or cost of sales and related profits.

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

We manage our businesses utilizing complex computer systems that require regular maintenance and upgrades; an interruption to these systems could disrupt our business or force us to expend excessive costs.

We utilize complex computer systems, including enterprise resource planning and warehouse management systems, to support our business units. Regular upgrades of our computer hardware and software revisions are necessary. We cannot assure that our systems will meet our future business needs or that upgrades will operate as designed. We cannot assure that there will not be associated excessive costs or disruptions in portions of our business in the course of our maintenance, support and/or upgrade of these systems. In particular, any disruptions, delays or deficiencies in the implementation of our new enterprise resource planning system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

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

Our products are sold internationally, with the majority of our international sales to our customers in Europe and Asia-Pacific. We currently sell and market our products through distributor organizations and sales agents. Sales to foreign customers accounted for 13%, 14%, and 14% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Our international sales are subject to inherent economic, political and regulatory risks, which could impact our financial performance, cause interruptions in our current business operations and impede our international growth. These foreign risks include, among others:

•	compliance with multiple different registration requirements and new and changing registration requirements, our inability to benefit from registration for our products inasmuch as registrations may be controlled by a distributor, and the difficulty in transitioning our product registrations;

•	compliance with complex foreign and U.S. laws and regulations that apply to our international operations, including U.S. laws such as import/export limitations, the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials, could expose us or our employees to fines and criminal sanctions and damage our reputation;

•	tariffs or other barriers as we continue to expand into new countries and geographic regions;

•	exposure to currency exchange fluctuations against the U.S. dollar;

•	longer payment cycles, generally lower average selling prices and greater difficulty in accounts receivable collection;

•	reduced, or lack of, protection for, and enforcement of, intellectual property rights;

•	political and economic instability in some of the regions where we currently sell our products or that we may expand into in the future;

•	potentially adverse tax consequences; and

•	diversion to the U.S. of our products sold into international markets at lower prices.

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

In addition, we have certain supply agreements with foreign vendors whereby we share the foreign currency exchange fluctuation risk. We may, in the future, enter into similar arrangements.

Risks Related to Our Common Shares

Our stock price has been highly volatile, and an investment in our stock could suffer a significant decline in value.

The market price of our common shares has been highly volatile and has fluctuated substantially in the past. For example, between December 31, 2011 and December 31, 2013, the closing price of our common shares, as reported by the Nasdaq Global Market, has ranged from a low of $14.18 to a high of $30.89. We expect our common shares to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the risk factors discussed herein.

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

Sales of our common shares in the public market, or the perception that such sales could occur, could negatively impact the market price of our common shares. As of December 31, 2013:

•	approximately 34.1 million of our common shares were issued and outstanding, most of which are generally tradable in the public markets without restrictions;

•	approximately 2.0 million of our common shares were issuable upon exercise of outstanding stock options under our various equity incentive plans at a weighted average exercise price of $12.76; and

•	we had approximately 0.5 million of our common shares underlying restricted stock units.

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

Our governing documents may delay stockholder actions with respect to business combinations or the election of directors, or delay or prevent a sale of the company or changes in management.

Our governing documents may have the effect of delaying stockholder actions with respect to business combinations or the election of directors, or delaying or preventing a sale of the company or a change in our management, including the following:

•	Our amended and restated bylaws include advance notice requirements for stockholder proposals that require stockholders to give written notice of any proposal or director nomination to us within a specified period of time prior to any stockholder meeting and do not permit stockholders to call a special meeting of the stockholders, unless such stockholders hold not less than 50% of our stock entitled to vote at the meeting.

•	Our Board of Directors may approve the issuance, without further action by the stockholders, of our preferred shares, and fix the rights and preferences thereof. An issuance of preferred shares with dividend and liquidation rights senior to our common shares or convertible into a large number of our common shares could prevent a potential acquirer from gaining effective economic or voting control.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2013, we occupied the indicated square footage in the leased facilities described below:

Location	Status	Lease term	Square Footage	Primary Use
San Diego, CA (McKellar)	Leased	2019 - options to extend for three additional 5 year periods	78,000	Administrative offices, sales and marketing, research and development and manufacturing
San Diego, CA (Wateridge)	Leased	2014 - option to extend for one additional 2 year period	11,000	Administrative offices, sales and marketing
San Diego, CA (High Bluff)	Leased	2022 - options to extend for two additional 5 year periods	30,000	Administrative offices, sales and marketing
Athens, OH	Leased	2017 - options to extend for two additional 5 year periods	94,000	Administrative offices, sales and marketing
Sana Clara, CA	Leased	2014	24,000	Manufacturing
Stuttgart, Germany	Leased	2014	4,900	Administrative offices, research and development, manufacturing

We expect to move our executive and administrative functions from our McKellar and Wateridge facilities to our High Bluff facility in the second quarter of 2014 and as a result do not expect to renew the Wateridge lease. We successfully completed the relocation of our SPG manufacturing and research and development operations previously based in Santa Clara, California to our Athens, Ohio facility and as a result do not expect to renew the Santa Clara lease.

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

Quarter Ended	Low	High
December 31, 2013	$24.00	$30.89
September 30, 2013	$25.34	$29.42
June 30, 2013	$20.40	$25.99
March 31, 2013	$19.87	$24.62
December 31, 2012	$16.43	$18.96
September 30, 2012	$15.00	$18.93
June 30, 2012	$15.01	$18.90
March 31, 2012	$14.18	$18.38

As of February 20, 2014, we had approximately 462 common stockholders of record. No cash dividends were declared for our common stock during the fiscal years ended in 2013 or 2012, and we do not anticipate paying any dividends in the foreseeable future. Our Senior Credit Facility contains restrictions on the payment of cash dividends. See Note 2 in the Notes to Consolidated Financial Statements included in this Annual Report.

Stock Repurchases

The table below sets forth information regarding repurchases of our common stock by us during the three months ended December 31, 2013.

					Approximate dollar
				Total number	value of shares that
	Total number		Average	of shares purchased	may yet be
	of shares		price paid	as part of publicly	purchased
Period	purchased		per share	announced plans or programs	under the plans or programs (3)
October	4,726	(1)	$26.87	—	$50,000,000
November	—		—	—	50,000,000
December	37,709	(2)	27.54	—	50,000,000

Total	42,435		$27.47	—	$50,000,000

(1)	We withheld 4,726 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during October 2013. These shares are not considered repurchases under the Company’s repurchase program.

(2)	On December 20, 2013, the Company repurchased 37,709 shares of common stock based on the closing price of the Company’s stock on the date of the transaction from a Member of the Board of Directors in exchange for payment for the aggregate exercise of 76,687 stock options. This transaction is not a repurchases under the Company’s repurchase program.
(3)	On April 23, 2013, we announced that our Board of Directors authorized us to repurchase up to an aggregate of $50.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. The repurchase program will expire on April 22, 2015 unless extended by our Board of Directors.

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index for the period beginning December 31, 2008 and ending December 31, 2013. The graph assumes an initial investment of $100 on December 31, 2008 in our common stock, the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index and reinvestment of dividends. The stock price performance of our common stock depicted in the graph represents past performance only and is not necessarily indicative of future performance.

	Base Period
Company/Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Quidel Corporation	$100.00	$105.43	$110.56	$115.76	$142.85	$236.34
NASDAQ Composite	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
NASDAQ Pharmaceutical	$100.00	$104.90	$109.55	$125.16	$172.74	$284.56

Item 6. Selected Financial Data

The following table presents selected consolidated financial data of Quidel Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 in this Annual Report.

Consolidated Statements of Operations

	Year ended December 31,
	2013(1)	2012	2011	2010(2)	2009
	(in thousands, except per share data)
Total revenues	$175,410	$155,741	$158,603	$113,339	$164,282
Costs and expenses
Cost of sales (excludes amortization of intangible assets)(3)	66,976	61,285	62,865	51,489	55,218
Amortization of inventory fair value adjustment from acquisition	—	—	—	1,118	—

Total cost of sales (excludes amortization of intangible assets)(3)	66,976	61,285	62,865	52,607	55,218
Research and development	34,186	27,716	26,325	23,696	11,957
Sales and marketing	33,829	30,319	25,751	23,972	23,347
General and administrative	26,258	20,640	22,798	19,346	17,352
Amortization of intangible assets from acquired businesses and technology	8,171	6,935	7,124	6,731	1,364
Facility restructuring charges and business acquisition and integration costs	1,825	—	—	2,276	2,495

Total costs and expenses	171,245	146,895	144,863	128,628	111,733

Operating income (loss)	4,165	8,846	13,740	(15,289)	52,549
Other (expense) income
Interest income	15	41	203	214	372
Interest expense	(777)	(1,246)	(2,083)	(2,345)	(767)
Other income (expense)	31	(30)	(376)	—	(5)

Total other expense	(731)	(1,235)	(2,256)	(2,131)	(400)

Income (loss) before (benefit) provision for taxes	3,434	7,611	11,484	(17,420)	52,149
(Benefit) provision for income taxes	(3,956)	2,618	3,851	(6,149)	19,266

Net income (loss)	$7,390	$4,993	$7,633	$(11,271)	$32,883

Basic earnings (loss) per share	$0.22	$0.15	$0.23	$(0.39)	$1.09
Diluted earnings (loss) per share	$0.21	$0.15	$0.23	$(0.39)	$1.08
Shares used in basic per share calculation	33,836	33,068	32,903	28,582	29,964
Shares used in diluted per share calculation	34,947	33,702	33,320	28,582	30,272

Balance Sheet Data

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash, cash equivalents and marketable securities	$8,388	$14,856	$61,332	$6,788	$93,002
Working capital	$54,610	$52,271	$71,452	$40,250	$96,699
Total assets	$271,485	$242,099	$278,894	$214,593	$166,345
Long-term debt and lease obligations	$5,126	$10,567	$47,947	$79,774	$6,527
Stockholders’ equity	$223,779	$199,780	$185,386	$112,521	$126,450
Common shares outstanding	34,073	33,451	33,276	28,514	29,026

(1)	Includes the results of operations of BioHelix and Andiatec from dates of acquisition, May 6, 2013 and August 26, 2013, respectively.

(2)	Includes the results of operations of DHI from its date of acquisition, February 19, 2010.
(3)	Excludes amortization of intangible assets of $6,079, $5,753, $6,667, $5,852 and $1,152 for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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

A majority of our total revenues relate to three product families. For the years ended December 31, 2013, 2012 and 2011, we derived approximately 59%, 58% and 59%, respectively, of our total revenues from sales of our influenza, Group A Strep and pregnancy tests. Additionally, a significant portion of our total revenue is from a relatively small number of distributors. Approximately 43%, 42% and 40% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively, were related to sales through our four largest distributors.

For the year ended December 31, 2013, total revenue increased 13% to $175.4 million. The increase in total revenues was primarily due to an increase in influenza product sales.

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

Our diagnostic testing solutions are designed to provide specialized results that serve a broad range of customers, by addressing varying requirements of ease of use, reduced cost, increased test accuracy and reduced time to result. Our current approach to address this diagnostic continuum relative to our strategy is comprised of three parts:

•	rapid point of care immunoassay tests for use in physician offices, hospital laboratories and emergency departments, retail clinics, and other urgent care settings;

•	direct fluorescent assays (“DFA”) and culture-based tests for the clinical virology laboratory; and

•	molecular diagnostic tests across a number of laboratory segments.

Our strategy to accomplish our primary objective includes the following:

•	leveraging our current infrastructure to develop and launch rapid immunoassays, such as additional assays for our FDA approved Sofia®Analyzer;

•	developing a molecular diagnostics franchise that incorporates two distinct testing platforms, AmpliVue™ and Savanna™ and leverages our molecular assay development competencies; and

•	strengthening our position with distribution partners and our customers to gain more emphasis on our products in the U.S. and abroad.

Our current initiatives to execute this strategy include the following:

•	continue to focus our research and development efforts on three areas:

•	new proprietary product platform development;

•	the creation of improved products and new products for existing markets and unmet clinical needs, and

•	pursuit of collaborations with other companies for new and existing products and markets that advance our differentiated strategy;

•	provide clinicians with validated studies that encompass the clinical efficacy and economic efficiency of our diagnostic tests for the professional market;

•	continue to focus on strengthening our market and brand leadership in infectious diseases and women’s health by acquiring and/or developing and introducing clinically superior diagnostic solutions;

•	strengthen our direct sales force to create direct relationships with integrated delivery networks, laboratories and hospitals, with a goal of driving growth through improved physician and laboratorian satisfaction;

•	support payer evaluation of diagnostic tests and establishment of favorable reimbursement rates;

•	continue to create strong global alliances to support our efforts to achieve leadership in key markets and expand our presence in emerging markets; and

•	further refine our manufacturing efficiencies and productivity improvements to improve profit, with continued focus on profitable products and markets and our effort to create a core competency in new product development.

Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain approval for any of our products, or if we obtain approval, that we will successfully commercialize any of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials.

As a business in a highly regulated, competitive and seasonal industry, we face many risks and challenges. You should refer to the discussion in Item 1A, “Risk Factors” in Part I of this Annual Report for further discussion of risks related to our business.

Outlook

We expect revenue growth over the next 12 months and a related positive impact on gross margin and earnings. This growth is expected to be driven primarily by increased sales of our Sofia assays and molecular products. In addition, we expect continued and significant investment in research and development activities as we invest in our molecular platforms. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines, technologies and companies.

Results of Operations

Comparison of years ended December 31, 2013 and 2012

Total Revenues

The following table compares total revenues for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	For the year ended
	December 31,		Increase
	2013	2012	$	%
Infectious disease net product sales	$128,079	$110,982	$17,097	15%
Women’s health net product sales	33,328	32,653	675	2%
Gastrointestinal disease net product sales	6,622	6,328	294	5%
Other net product sales	3,464	3,326	138	4%
Royalty, license fees and grant revenue	3,917	2,452	1,465	60%

Total revenues	$175,410	$155,741	$19,669	13%

For the year ended December 31, 2013, total revenue increased 13% to $175.4 million. The increase in total revenues was primarily due to an increase in influenza product sales. The revenue from our royalty, license fees and grant revenue category for all periods primarily relate to royalty payments earned on our patented technologies utilized by third parties and revenue from grants for research and development activities.

Cost of Sales

Cost of sales decreased to 38% of total revenues, for the year ended December 31, 2013 compared to 39% of total revenues, for the year ended December 31, 2012. The absolute dollar increase in cost of sales of $5.7 million for the year ended December 31, 2013 from the year ended December 31, 2012 is primarily related to the variable nature of direct costs (material and labor) associated with the 13% increase in total revenues in 2013. The decrease in cost of sales as a percentage of total revenue was primarily due to a more favorable product mix in 2013 related to our higher margin influenza products, partially offset by an increase in depreciation of leased Sofia instruments in 2013.

Operating Expenses

The following table compares operating expenses for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	For the year ended
	December 31,
	2013		2012
	Operating	As a % of total	Operating	As a % of total	Increase
	expenses	revenues	expenses	revenues	$	%
Research and development	$34,186	19%	$27,716	18%	$6,470	23%
Sales and marketing	$33,829	19%	$30,319	19%	$3,510	12%
General and administrative	$26,258	15%	$20,640	13%	$5,618	27%
Amortization of intangible assets from acquired businesses and technology	$8,171	5%	$6,935	4%	$1,236	18%
Facility restructuring charges	$1,825	1%	—	—	$1,825	100%

Research and Development Expense

Research and development expense for the year ended December 31, 2013 increased from $27.7 million to $34.2 million due to planned increases in our development of molecular technologies, primarily on our Savanna program. In addition, there were increases related to the acquisition of both Biohelix and Andiatec totaling $1.2 million. Also contributing to the increase was a reduction in reimbursement for research and development costs of $1.4 million and $3.0 million for the years ended December 31, 2013 and 2012, respectively, associated with a third-party collaboration agreement as more fully described in Note 1 in the Notes to the Consolidated Financial Statements included in this Annual Report.

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

Sales and Marketing Expense

Sales and marketing expense for the year ended December 31, 2013 increased from $30.3 million to $33.8 million primarily due to additional investments of $2.4 million in our sales organization including an increase in personnel, travel, training costs, and incentives related to commercialization of new products. Other key components of this expense relate to continued investment in assessing future product extensions and enhancements and market research.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2013 increased from $20.6 million to $26.3 million primarily related to the 2.3% medical device excise tax of $1.8 million, acquisition related expenses of $1.0 million, an increase in stock compensation expense of $0.9 million related to the modification of performance awards and $0.7 million related to our enterprise resource planning system upgrade.

Amortization of Intangible Assets from Acquired Businesses and Technology

Amortization of intangible assets from acquired businesses primarily consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisitions of DHI, BioHelix and Andiatec. Amortization of intangible assets from acquired technology consists primarily of expense associated with purchased technology.

Facility Restructuring Charge

In 2013, we relocated our Santa Clara, California manufacturing operations to our facility in Athens, Ohio. Restructuring expense amounted to $1.8 million for the year ended December 31, 2013, which includes employee termination benefits and impairment charges related to the facility lease. We anticipate annual savings of approximately $2.0 million beginning in 2014.

Other Income (Expense)

Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility. The decrease in interest expense of $0.5 million for the year ended December 31, 2013 was largely due to no borrowings under the Senior Credit Facility throughout most of the year ended December 31, 2013.

Income Taxes

We recognized income tax benefit of $4.0 million and income tax expense of $2.6 million for the years ended December 31, 2013 and 2012, respectively. During 2013, we were notified by the Internal Revenue Service that the Congressional Joint Committee of Taxation had completed its review of and proposed no changes to our tax returns filed for the tax periods 2008 through 2010. As a result, we released tax reserves and related interest of approximately $3.5 million. On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, we recorded the benefit related to the 2012 federal research and development credit of approximately $0.5 million during the year ended December 31, 2013.

Comparison of years ended December 31, 2012 and 2011

Total Revenues

The following table compares total revenues for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	For the year ended		Increase
	December 31,		(decrease)
	2012	2011	$	%
Infectious disease net product sales	$110,982	$112,227	$(1,245)	-1%
Women’s health net product sales	32,653	32,715	(62)	0%
Gastrointestinal disease net product sales	6,328	6,920	(592)	-9%
Other net product sales	3,326	4,322	(996)	-23%
Royalty, license fees and grant revenue	2,452	2,419	33	1%

Total revenues	$155,741	$158,603	$(2,862)	-2%

For the year ended December 31, 2012, total revenue decreased 2% to $155.7 million from $158.6 million for the year ended December 31, 2011. The decrease in total revenues was primarily due to a lack of a cold and flu season in the first quarter of 2012 partially offset by an early start to the 2012/2013 cold and flu season in the fourth quarter of 2012.

The revenue from our royalty, license fees and grant revenue category for all periods primarily relate to royalty payments earned on our patented technologies utilized by third parties and revenue from grants for research and development activities.

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

Operating Expenses

The following table compares operating expenses for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	For the year ended
	December 31,
	2012		2011
	Operating	As a % of total	Operating	As a % of total	Increase (decrease)
	expenses	revenues	expenses	revenues	$	%
Research and development	$27,716	18%	$26,325	17%	$1,391	5%
Sales and marketing	$30,319	19%	$25,751	16%	$4,568	18%
General and administrative	$20,640	13%	$22,798	14%	$(2,158)	-9%
Amortization of intangible assets from acquired businesses and technology	$6,935	4%	$7,124	4%	$(189)	-3%

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

On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. As a result, the benefit related to the 2012 federal research and development credit of approximately $0.5 million was be recorded in the first quarter of 2013.

Liquidity and Capital Resources

As of December 31, 2013 and 2012, our principal sources of liquidity consisted of the following (in thousands):

	December 31,
	2013	2012
Cash and cash equivalents	$8,388	$14,856
Restricted cash included in prepaid expenses and other current assets	969	2,156

Cash, cash equivalents, and restricted cash	$9,357	$17,012

Working capital including cash, cash equivalents, and restricted cash	$54,610	$52,271

Amount available to borrow under the Senior Credit Facility	$140,000	$110,359

During the year ended December 31, 2013, we received cash, pursuant to a grant agreement, which was restricted as to use until expenditures contemplated in the grant are made. As of December 31, 2013, we recorded this restricted cash as a component of prepaid expenses and other current assets as we anticipate making expenditures under the grant in 2014. The amount available to us under our Senior Credit Facility can fluctuate from time to time due to, among other factors, our funded debt to adjusted EBITDA ratio.

Cash provided by operating activities was $25.7 million during the year ended December 31, 2013. We had net income of $7.4 million, including non-cash charges of $33.5 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation. The most significant change in operating assets and liabilities was an increase in inventories of $12.0 million due to planned increases related to our molecular products, our SPG facility relocation and the seasonal nature of our influenza business. Cash provided by operating activities was $19.6 million during the year ended December 31, 2012. We had net income of $5.0 million, including non-cash charges of $29.9 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation. The most significant changes in operating assets and liabilities in 2012 included an increase in accounts receivable of $17.9 million related to an early start to the 2012/2013 cold and flu season in the fourth quarter of 2012. Cash provided by operating activities was $47.5 million during the year ended December 31, 2011. We had net income of $7.6 million, including non-cash charges of $25.3 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation. The most significant changes in operating assets and liabilities in 2011 included a decrease in inventories and income tax receivable of $3.4 million and $8.2 million, respectively. The decrease in inventory is related to the seasonal nature of our influenza business, while the decrease in income tax receivable is due to a tax refund received in 2011.

Our investing activities used $33.9 million during the year ended December 31, 2013 primarily related to the acquisition of $20.8 million of production and scientific equipment, building improvements and leased instruments during the year ended December 31, 2013. Additionally, we used $9.2 million and $2.3 million of net cash for the acquisition of BioHelix and Andiatec, respectively, as more fully described in Note 10 to the Consolidated Financial Statements in this Annual Report. Our investing activities used $28.6 million during the year ended December 31, 2012 primarily related to the acquisition of intangibles associated with our exercise of a buyout clause under the Alere Amendment. During the year ended December 31, 2012, we exercised the buy-out right under the Alere Amendment, which allowed us to buy-out any remaining future royalty obligation for a fixed cash payment in the amount of $15.7 million less $1.0 million of specified third quarter 2011 royalties. In addition, we used $12.2 million of cash for investing activities associated with the acquisition of production and scientific equipment, and building improvements during the year ended December 31, 2012. Our investing activities used $21.1 million during the year ended December 31, 2011 primarily related to $14.0 million for the acquisition of licensed technology associated with the Alere Amendment as discussed in Note 6 in the Notes to Consolidated Financial Statements included in this Annual Report. In addition, we acquired production and scientific equipment and building improvements during the year ended December 31, 2011 of $4.9 million.

We are currently planning approximately $15.4 million in capital expenditures over the next 12 months. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, and to implement facility improvements. We plan to fund these capital expenditures with cash flow from operations and other available sources of liquidity. We have $6.2 million in firm purchase commitments with respect to such planned capital expenditures as of December 31, 2013.

Our financing activities provided $1.8 million of cash during the year ended December 31, 2013 primarily related to the issuance of common stock of $7.9 million, partially offset by repayments under our Senior Credit Facility of $5.0 million. Our financing activities used approximately $37.5 million of cash during the year ended December 31, 2012. This was primarily related to repayments under our Senior Credit Facility and other debt payments of $38.5 million, and repurchases of 231,700 shares of our common stock primarily under our share repurchase program at a cost of $2.9 million which was partially offset by proceeds from the sale of our common stock of $4.7 million. Our financing activities generated approximately $28.1 million of cash during the year ended December 31, 2011. This was primarily related to proceeds from the sale of our common stock, partially offset by repayments made under the Senior Credit Facility, both of which occurred during the first quarter of 2011.

On August 10, 2012, we entered into an amended and restated $140.0 million Senior Credit Facility, which matures on August 10, 2017. As part of this amendment, we incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. We had previously recorded deferred financing costs of $0.6 million related to our prior credit facility. As of December 31, 2013 and December 31, 2012, we had $1.2 million and $1.5 million, respectively, of deferred financing costs included as a portion of other non-current assets. The Senior Credit Facility bears interest at either LIBOR or the base rate, plus, in each case, an applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate,

(ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The agreement governing the Senior Credit Facility is subject to certain customary covenants, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. We are also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all of our present and future domestic assets and properties. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and our funded debt to adjusted EBITDA ratio. As of December 31, 2013, the Company had no borrowings outstanding and had $140.0 million available under the Senior Credit Facility. As of December 31, 2013, we were in compliance with all financial covenants.

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

Off-Balance Sheet Arrangements

At December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

As of December 31, 2013, our future contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Lease obligation (1)	$7,907	$1,125	$2,279	$2,313	$2,190
Operating lease obligations (2)	13,943	2,363	3,536	3,061	4,983
Non-cancellable purchase commitment (3)	6,202	6,202	—	—	—

Total contractual obligations	$28,052	$9,690	$5,815	$5,374	$7,173

(1)	Reflects our lease obligation on the approximately 78,000 square-foot San Diego facility in place as of December 31, 2013. The facility is subject to a financing arrangement with payments through December 2019. Our future obligation under this financing arrangement is included in the table above.
(2)	Reflects obligations on facilities and equipment under operating leases in place as of December 31, 2013. In the fourth quarter of 2011, we entered into a new operating lease to rent approximately 11,000 square feet of additional office space in San Diego which expires in 2014. In October of 2013, we entered into a lease for approximately 30,000 square feet of office space in San Diego. The lease expires in 2022 with options to extend the lease for two additional five-year periods. The operating lease at our Santa Clara location has a lease term through November 2014. In the fourth quarter of 2011, we exercised our renewal option for the Athens, Ohio location. The amended lease expires in 2017 with two options to extend the lease for additional five-year periods through 2027. Future minimum lease payments are included in the table above.
(3)	Reflects our $6.2 million of non-cancellable commitments to purchase property, plant and equipment under contractual arrangements.

We have entered into various licensing agreements, which largely require payments based on specified product sales as well as the achievement of specific milestones. Royalty and license expenses under these various royalty and licensing agreements collectively totaled $9.0 million, $9.4 million and $10.9 million for the years ended December 31, 2013, 2012 and 2011, respectively including $8.0 million, $8.4 million and $4.0 million in amortization expense for 2013, 2012 and 2011, respectively. We believe we will continue to incur substantial royalty and license expenses relating to future sales of our products and the achievement of specific milestones.

We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities, nor the amount of the final cash settlement. As of December 31, 2013, we had approximately $2.1 million of liabilities associated with uncertain tax positions. See Note 3 in the Notes to the Consolidated Financial Statements included in this Annual Report for further discussion of uncertain tax positions. The table also excludes $8.8 million in potential contingent consideration payments related to acquisitions. We have not included this amount in the table because we cannot make a reasonably reliable estimate regarding whether the milestones required for these payments will be achieved. See Note 10 in the Notes to the Consolidated Financial Statements included in this Annual Report for further discussion of our contingent consideration.

New Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, (“ASU 2012-02”), to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The provisions of this ASU were effective for fiscal years beginning after September 15, 2012, and the adoption did not have an impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

In July 2013, the FASB issued ASU No 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists, to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company early adopted this new guidance for the year ended December 31, 2013, which did not have a material impact on the consolidated financial statements.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

The Company records revenues primarily from product sales. These revenues are recorded net of rebates and other discounts which are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue from product sales is recorded upon passage of title and risk of loss to the customer. Change in title to the product and recognition of revenue occurs upon delivery to the customer when sales terms are free on board (“FOB”) destination and at the time of shipment when the sales terms are FOB shipping point and there is no right of return. A portion of our product sales include revenues for diagnostic kits, which are utilized on leased instrument systems that remain our property and are capitalized on the balance sheet under property and equipment.

We earn income from grants for research and commercialization activities. On November 6, 2012, we were awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna™ MDx platform for use in limited resource settings. Upon execution of the grant agreement, we received $2.6 million to fund subsequent research and development activities. We received milestone payments of $2.5 million in 2013 and expect to receive $3.2 million in 2014. The Company will recognize grant revenue on the lessor of the amount recognized on a straight-line basis or the amount that is non-refundable through the end of the agreement, which is December 31, 2015. For the years ended December 31, 2013, 2012 and 2011, we recognized $2.6 million, $0.4 million and $0 million as grant revenue, respectively. We have included $1.0 million and $2.2 million of restricted cash as a component of prepaid expense and other current assets and as a component of other current liabilities as of December 31, 2013 and 2012, respectively.

Royalty income from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee. We also earn income from the licensing of technology.

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

The computation of the expected option life is based on a weighted-average calculation combining the average life of options that have already been exercised and post-vest cancellations with the estimated life of the remaining vested and unexercised options. The expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S Treasury yield curve over the expected term of the option. Historically, we have not paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. The estimated forfeiture rate is based on our historical experience and future expectations.

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

Goodwill and Intangible Assets

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

For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with the carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. We are required to perform periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill and in-process research and development as of December 31, 2013 and determined that no impairment existed.

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

Business Combinations

The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of the estimated fair values at the date of acquisition. We assess fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including, but not limited to, an income approach and a market approach such as the estimation of future cash flows of acquired business and current selling prices of similar assets. Fair value of the assets acquired and liabilities assumed, including intangible assets, in-process research and development (IPR&D), and contingent payments, are measured based on the assumptions and estimations with regards to the variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets. When applicable, adjustments to inventory and property, plant and equipment are based on the fair market value of inventory and amortized into income based on the period in which the underlying inventory is sold. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Actual results may vary from projected results and assumptions used in the fair value assessments.

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

Income Taxes

Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. Based on our required adoption of the California single sales factor, our tax rate in California may be lower in the future. In determining the need for a valuation allowance, the factors reviewed include projections of California pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. While we concluded that it is more likely than not that we will be able to utilize our California deferred tax assets, there is significant judgment involved. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist.

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

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss and tax credit carryforwards resulting from excess tax benefits. As of December 31, 2013 and 2012, deferred tax assets do not include $1.0 million and $1.1 million, respectively, of these excess tax benefits from employee stock option exercises that are a component of our net operating loss and tax credit carryforwards. Additional paid-in capital would be increased up to $1.0 million if such excess tax benefits are realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had no borrowings outstanding under our Senior Credit Facility at December 31, 2013. If we had borrowings under our credit facility the interest rate would have been 1.46% as of December 31, 2013. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not increase our annual interest expense as there are no borrowings. Based on our market risk sensitive instruments outstanding at December 31, 2013 and 2012, we have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of such dates.

Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of December 31, 2013, our cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.

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

Part III

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the three months ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Quidel Corporation

We have audited Quidel Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“the COSO criteria”). Quidel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Quidel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quidel Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Quidel Corporation and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 27, 2014

Item 9B. Other Information

2014 Annual Meeting of Stockholders

The Company’s 2014 Annual Meeting of Stockholders will be held on Tuesday, May 6, 2014, beginning at 8:30 a.m. (local time) at the Hyatt Regency La Jolla at Aventine, 3777 La Jolla Village Drive, San Diego, California 92122.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to directors) is incorporated by reference from the information under the caption “Election of Directors” to be contained in our 2014 Proxy Statement, which will be filed with the SEC no later than April 30, 2014. Information with respect to executive officers is included under Item 1 on pages 11-12 of this Annual Report.

The information required by this item is incorporated by reference from the information under the captions “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be contained in our 2014 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Director Compensation” and “Executive Compensation” to be contained in our 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the captions “Securities Available for Issuance Under Our Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” to be contained in our 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Certain Relationships and Related Transactions” and “Corporate Governance” to be contained in our 2014 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Audit Committee Matters” to be contained in our 2014 Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)	(1) Financial Statements

The Consolidated Financial Statements required by this Item are submitted in a separate section beginning on page F-1 of this Annual Report and incorporated herein by reference.

Consolidated Financial Statements of Quidel Corporation

(2) Financial Statement Schedules

The following Financial Statement Schedule of Quidel Corporation for the years ended December 31, 2013, 2012 and 2011 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Quidel Corporation:

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

QUIDEL CORPORATION

Date: February 27, 2014	By	/s/ DOUGLAS C. BRYANT Douglas C. Bryant President, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS C. BRYANT Douglas C. Bryant	President, Chief Executive Officer (Principal Executive Officer)	February 27, 2014

/s/ RANDALL J. STEWARD Randall J. Steward	Chief Financial Officer, (Principal Financial Officer )	February 27, 2014

/s/ MARK A. PULIDO Mark A. Pulido	Chairman of the Board	February 27, 2014

/s/ THOMAS D. BROWN Thomas D. Brown	Director	February 27, 2014

/s/ KENNETH F. BUECHLER Kenneth F. Buechler	Director	February 27, 2014

/s/ RODNEY F. DAMMEYER Rodney F. Dammeyer	Director	February 27, 2014

/s/ MARY LAKE POLAN Mary Lake Polan	Director	February 27, 2014

/s/ JACK W. SCHULER Jack W. Schuler	Director	February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Quidel Corporation

We have audited the accompanying consolidated balance sheets of Quidel Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quidel Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Quidel Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 27, 2014

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,388	$14,856
Accounts receivable, net	29,928	32,570
Inventories	27,639	15,496
Deferred tax asset—current	8,362	6,622
Prepaid expenses and other current assets	4,302	5,228

Total current assets	78,619	74,772
Property, plant and equipment, net	48,057	34,156
Goodwill	80,763	71,013
Intangible assets, net	62,262	60,341
Other non-current assets	1,784	1,817

Total assets	$271,485	$242,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,950	$7,864
Accrued payroll and related expenses	7,485	6,016
Current portion of lease obligation	441	380
Current portion of contingent consideration (see Note 10)	1,493	—
Other current liabilities	7,640	8,241

Total current liabilities	24,009	22,501
Long term debt	—	5,000
Lease obligation, net of current portion	5,126	5,567
Contingent consideration—non-current (see Note 10)	7,315	—
Deferred tax liability—non-current	6,318	3,349
Income taxes payable	2,118	4,548
Other non-current liabilities	2,820	1,354
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 34,073 and 33,451 shares issued and outstanding at December 31, 2013 and 2012, respectively	34	33
Additional paid-in capital	201,021	184,431
Accumulated other comprehensive income	18	—
Retained earnings	22,706	15,316

Total stockholders’ equity	223,779	199,780

Total liabilities and stockholders’ equity	$271,485	$242,099

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Total revenues	$175,410	$155,741	$158,603
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $6,079, $5,753, and $6,667, respectively)	66,976	61,285	62,865
Research and development	34,186	27,716	26,325
Sales and marketing	33,829	30,319	25,751
General and administrative	26,258	20,640	22,798
Amortization of intangible assets from acquired businesses and technology	8,171	6,935	7,124
Facility restructuring charges	1,825	—	—

Total costs and expenses	171,245	146,895	144,863

Operating income	4,165	8,846	13,740
Other (expense) income
Interest income	15	41	203
Interest expense	(777)	(1,246)	(2,083)
Other income (expense)	31	(30)	(376)

Total other expense	(731)	(1,235)	(2,256)

Income before (benefit) provision for taxes	3,434	7,611	11,484
(Benefit) provision for income taxes	(3,956)	2,618	3,851

Net income	$7,390	$4,993	$7,633

Basic earnings per share	$0.22	$0.15	$0.23
Diluted earnings per share	$0.21	$0.15	$0.23
Shares used in basic per share calculations	33,836	33,068	32,903
Shares used in diluted per share calculations	34,947	33,702	33,320

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$7,390	$4,993	$7,633
Other comprehensive income, net of tax
Changes in cumulative translation adjustment	18	—	—

Comprehensive income	$7,408	$4,993	$7,633

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock
				Accumulated
			Additional	other		Total
			paid-in	comprehensive	Retained	stockholders’
	Shares	Par	capital	income	Earnings	equity
Balance at January 1, 2011	28,514	$29	$109,802	$—	$2,690	$112,521
Issuance of common stock under equity compensation plans	236	—	2,018	—	—	2,018
Issuance of common stock through public offering	4,600	5	57,220	—	—	57,225
Cancellation of common stock under equity compensation plans	(31)	(1)	—	—	—	(1)
Income tax benefit due to exercise/disposition of employee stock options	—	—	12	—	—	12
Stock-based compensation expense	—	—	6,603	—	—	6,603
Purchase of common stock	(43)	—	(625)	—	—	(625)
Net income	—	—	—	—	7,633	7,633

Balance at December 31, 2011	33,276	33	175,030	—	10,323	185,386
Issuance of common stock under equity compensation plans	415	—	5,581		—	5,581
Issuance of common stock through public offering				—	—	—
Cancellation of common stock under equity compensation plans	(9)	—	—	—	—	—
Income tax benefit due to exercise/disposition of employee stock options	—	—	1,102	—	—	1,102
Stock-based compensation expense	—	—	6,125	—	—	6,125
Purchase of common stock	(231)	—	(3,407)	—	—	(3,407)
Net income	—	—	—	—	4,993	4,993

Balance at December 31, 2012	33,451	33	184,431	—	15,316	199,780
Issuance of common stock under equity compensation plans	708	1	8,384	—	—	8,385
Income tax benefit due to exercise/disposition of employee stock options	—	—	2,346	—	—	2,346
Stock-based compensation expense	—	—	8,017	—	—	8,017
Repurchases of common stock	(86)	—	(2,157)	—	—	(2,157)
Changes in cumulative translation adjustment, net of tax	—	—	—	18	—	18
Net income	—	—	—	—	7,390	7,390

Balance at December 31, 2013	34,073	$34	$201,021	$18	$22,706	$223,779

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$7,390	$4,993	$7,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	24,694	23,261	17,809
Stock-based compensation expense	8,771	6,598	7,500
Impairment of intangible assets	—	—	1,643
Loss on disposal of assets	202	101	368
Change in fair value of acquisition contingency	80	—	—
Change in deferred tax assets and liabilities	(1,928)	1,469	1,217
Excess tax benefit from share-based compensation	(2,346)	(1,102)	(12)
Changes in assets and liabilities:
Accounts receivable	2,911	(17,924)	(1,169)
Inventories	(11,975)	(1,075)	3,401
Prepaid expenses and other current and non-current assets	1,136	(1,875)	7,837
Accounts payable	(651)	1,545	126
Accrued payroll and related expenses	1,055	1,083	1,317
Accrued royalties	7	(125)	(1,998)
Accrued income taxes payable	(3,523)	(119)	1,730
Other current and non-current liabilities	(141)	2,803	139

Net cash provided by operating activities	25,682	19,633	47,541

INVESTING ACTIVITIES
Acquisitions of property and equipment	(20,821)	(12,221)	(4,853)
Aquisition of BioHelix, net of cash acquired	(9,184)	—	—
Aquisition of Andiatec	(2,250)	—	—
Aquisition of intangibles	(1,680)	(15,501)	(16,282)
Purchase of business	—	(1,000)	—
Proceeds from sale of fixed assets	—	122	—

Net cash used for investing activities	(33,935)	(28,600)	(21,135)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of cancellations	7,928	4,664	59,243
Excess tax benefit from share-based compensation	2,346	1,102	12
Payments on lease obligation	(380)	(329)	(280)
Repurchases of common stock	(2,157)	(3,407)	(626)
Payments on line of credit	(5,000)	(37,000)	(30,000)
Payment of note payable to state agency	—	(1,498)	(211)
Payment on acquisition contingency	(947)	—	—
Other	—	(1,041)	—

Net cash provided by (used for) financing activities	1,790	(37,509)	28,138

Effect of exchange rate changes on cash	(5)	—	—

Net (decrease) increase in cash and cash equivalents	(6,468)	(46,476)	54,544
Cash and cash equivalents, beginning of period	14,856	61,332	6,788

Cash and cash equivalents, at end of period	$8,388	$14,856	$61,332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,130	$1,246	$2,083

Cash paid during the period for income taxes	$2,211	$—	$350

NON-CASH INVESTING ACTIVITIES
Purchase of capital equipment by incurring current liabilities	$172	$1,086	$160

Purchase of licensed technology by incurring current liabilities	$—	$108	$14,829

Lease incentive for tenant improvements	$1,658	$—	$—

NON-CASH FINANCING ACTIVITIES
Decrease of accrued payroll and related expenses upon issuance of common stock	$456	$917	$—

Decrease of other non-current assets upon issuance of common stock	$—	$—	$478

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

Accounts Receivable—The Company sells its products directly to hospitals and reference laboratories in the U.S. as well as to distributors in the U.S., Europe and Japan. The Company periodically assesses the financial strength of these customers and establishes reserves for anticipated losses when necessary, which historically have not been material. The Company’s reserves primarily consist of amounts related to cash discounts and contract rebates. The balance of accounts receivable is net of reserves of $5.8 million and $5.0 million at December 31, 2013 and 2012, respectively.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

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

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on a quarterly basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete stock is identified. Inventories consisted of the following, net of reserves of $0.6 million at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Raw materials	$11,938	$5,582
Work-in-process (materials, labor and overhead)	9,831	4,686
Finished goods (materials, labor and overhead)	5,870	5,228

Total inventories	$27,639	$15,496

Property, Plant and Equipment—Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (three to 15 years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. The total expense for depreciation of fixed assets and amortization of leasehold improvements was $7.9 million, $7.3 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Maintenance and minor repairs are charged to operations as incurred.

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Equipment, furniture and fixtures	$69,103	$53,626
Building and improvements	25,964	26,507
Instruments available for lease	7,223	3,872
Land	1,080	1,080

	103,370	85,085
Less: accumulated depreciation and amortization	(55,313)	(50,929)

Total property, plant and equipment, net	$48,057	$34,156

Intangible Assets—Intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful lives, except for software development costs and indefinite-lived intangibles such as goodwill and in-process research and development. Software development costs associated with software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established. After technological feasibility is established, software development costs are capitalized. The capitalized cost is amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenues, whichever is greater. The Company capitalized $0.9 million of software costs in 2013 and expects to amortize these costs over a weighted average useful life of five years. Amortization expense related to the capitalized software costs was $0.3 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively. Intangible assets consisted of the following (dollar amounts in thousands):

	Weighted-	December 31, 2013			December 31, 2012
	Average
	Useful Life	Gross	Accumulated		Gross	Accumulated
Description	(years)	Assets	Amortization	Net	Assets	Amortization	Net
Goodwill	Indefinite	$84,212	$(3,449)	$80,763	$74,462	$(3,449)	$71,013
Purchased technology	8.4	51,870	(22,287)	29,583	46,570	(16,208)	30,362
Customer relationships	7.5	7,250	(2,954)	4,296	6,322	(2,007)	4,315
In-process research and development	Indefinite	2,260	—	2,260	1,570	—	1,570
License agreements	5.9	34,330	(21,374)	12,956	32,778	(12,786)	19,992
Patent and trademark costs	12.3	10,530	(861)	9,669	1,390	(265)	1,125
Favorable lease	—	—	—	—	1,700	(1,594)	106
Software development costs	5.0	4,191	(693)	3,498	3,262	(391)	2,871

Total goodwill and intangible assets		$194,643	$(51,618)	$143,025	$168,054	$(36,700)	$131,354

The previously reported gross assets and accumulated amortization at December 31, 2012 have been restated in order to remove fully amortized assets and to conform the asset groupings with those presented at December 31, 2013.

The Company acquired distribution rights for $0.8 million in conjunction with the March 2013 Agreement with Life Technologies Corporation (see “Collaborative Arrangement” in Note 1). The distribution rights will be amortized on a straight-line basis over the contractual term of six years. The Company acquired intangible assets in conjunction with the BioHelix Corporation (“BioHelix”) acquisition in May 2013 and the Andiatec GmbH & Co. KG (“Andiatec”) asset acquisition in August 2013, as more fully described in Note 10.

Amortization expense was $16.6 million, $15.4 million and $11.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in the $16.6 million of amortization expense for 2013 is $8.0 million of amortization for licensed technology recorded in cost of sales. This amount is related to the purchase of a license pursuant to the Alere Amendment as discussed in Note 6. Amortization expense associated with this intangible asset will be recorded in cost of sales and is expected to be $8.0 million and $0.7 million for fiscal periods 2014 and 2015, respectively.

The expected future annual amortization expense of the Company’s intangible assets is as follows (in thousands):

Amortization
For the years ending December 31,	Expense
2014	$17,705
2015	10,324
2016	9,485
2017	9,183
2018	3,613
Thereafter	9,692

Total	$60,002

The Company completed its annual evaluation for impairment of goodwill and in-process research and development as of December 31, 2013 and determined that no impairment of goodwill and indefinite lived intangible assets existed. The Company recorded a $0.5 million impairment charge of in-process research and development related to a discontinued research and development project for the year ended December 31, 2011. To value this asset, the Company considered a discounted future cash flow model. The Company determined that this asset had no future cash flows associated with it and was fully impaired. The Company classified this impairment loss as research and development expense on the Consolidated Statements of Income. A significant decline in the Company’s projected revenue or earnings growth or cash flows, a significant decline in the Company’s stock price or the stock price of comparable companies, loss of legal ownership or title to an asset, and any significant change in the Company’s strategic business objectives and utilization of assets are among many factors that could result in an impairment charge that could have a material negative impact on the Company’s operating results.

Impairment of Long-Lived Assets—The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total book value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and the eventual disposition are less than its carrying amount. An impairment loss is equal to the excess of the book value of an asset over its determined fair value. The Company recorded no impairment charges for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, the Company recorded $1.0 million of impairment charges on a fixed asset group related to a discontinued product. To value this asset group, the Company considered a discounted future cash flow model. The Company determined that this asset group had no future cash flows associated with it and was fully impaired. The Company classified this impairment loss as research and development expense on the Consolidated Statements of Income.

Other current liabilities—Other current liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Customer incentives	$3,068	$2,693
Unearned grant revenue	2,029	2,156
Income tax payable	20	955
Customer prepayments	68	450
Accrued liability for technology licenses	180	707
Other	2,275	1,280

Total other current liabilities	$7,640	$8,241

Revenue Recognition—The Company records revenues primarily from product sales. These revenues are recorded net of rebates and other discounts which are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Change in title to the product and recognition of revenue occurs upon delivery to the customer when sales terms are free on board (“FOB”) destination and at the time of shipment when the sales terms are FOB shipping point and there is no right of return. A portion of our product sales include revenues for diagnostic kits, which are utilized on leased instrument systems that remain our property and are capitalized on the balance sheet under property and equipment.

The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna™ MDx platform initially for use in developing countries. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities. The Company received $2.5 million in 2013 and expects to receive milestone payments of $3.2 million in 2014. The Company will recognize grant revenue on the lessor of the amount recognized on a straight-line basis or the amount that is non-refundable through the end of the agreement, which is December 31, 2015. For the years ended December 31, 2013 and 2012, the Company recognized $2.6 million and $0.4 million, respectively, as grant revenue. The Company included $1.0 million and $2.2 million of restricted cash as a component of prepaid expense and other current assets and as a component of other current liabilities as of December 31, 2013 and 2012, respectively.

Royalty income from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee. The Company also earns income from the licensing of technology.

Research and Development Costs—Research and development costs are charged to operations as incurred. In conjunction with certain third party service agreements, the Company is required to make periodic payments based on achievement of certain milestones. The costs related to these research and development services are also charged to operations as incurred.

Collaborative Arrangement— In July 2012, the Company entered into a collaborative arrangement with Life Technologies Corporation for the development of molecular assays. ASC Topic 808, Collaborative Arrangements (“ASC Topic 808”), defines a collaborative arrangement as an arrangement where the parties are active participants and have exposure to significant risks. The Company is accounting for the joint development and commercialization activities with the third-party as a joint risk sharing collaboration in accordance with ASC Topic 808. Payments from the third party, which totaled $1.4 million in 2013 and $3.0 million in 2012, are recorded as a reduction to research and development expense in the accompanying consolidated financial statements due to the nature of the activities. In connection with the executed project plan, the third party is expected to reimburse the Company an additional $0.4 million in 2014. The reimbursement represents 50% of project development costs based upon mutually agreed upon project plans for each molecular assay. In connection with the collaboration agreement, the Company also entered into a manufacturing and supply agreement with the same third party. As part of that agreement, and upon commercialization, the Company will manufacture and sell assays to the third party at cost plus 20%. Additionally, the Company will receive 40% of the gross margin for sales from the third party to the end customer. In March 2013, the Company entered into a six year instrument supply agreement (the “March 2013 Agreement”) with Life Technologies Corporation pursuant to the March 2013 Agreement the Company paid $0.8 million for distribution rights to sell Life Technologies Corporation’s QuantStudio™ DX diagnostic laboratory instrument for use in the infectious disease field, along with the assays developed under the collaborative agreement.

Product Shipment Costs—Product shipment costs are included in sales and marketing expense in the accompanying Consolidated Statements of Income. Shipping and handling costs were $2.2 million, $1.6 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising Costs—Advertising costs are expensed as incurred. Advertising costs were $0.7 million, $0.2 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Fair Value of Financial Instruments— The Company uses the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures, that requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed by the Company in one of the following three categories:

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

The carrying amounts of the Company’s financial instruments, including cash, receivables, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. The outstanding balance owed under the line of credit approximates its fair value due to the instrument’s variable interest rate feature. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company establishes reserves for estimated uncollectible accounts and believes its reserves are adequate.

Product Warranty—The Company generally sells products with a limited product warranty and certain limited indemnifications. Due to product testing, the short time between product shipment and the detection and correction of product failures and a low historical rate of payments on indemnification claims, the historical activity and the related expense were not significant for the fiscal years presented.

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

Computation of Earnings Per Share—Diluted net income per share is reported based on the more dilutive of the treasury stock or the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. The Company’s unvested restricted stock awards and certain unvested restricted stock units meet the definition of participating securities. Basic net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share under the two-class method is computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Stock options totaling 0.5 million, 1.1 million and 1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively were not included in the computation of diluted earnings per share as their effect was anti-dilutive. Due to the fact that the holders of participating securities are not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to participating securities was made for periods in which the Company incurred a net loss.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	December 31,
	2013	2012	2011
Basic net income per share:
Net income	$7,390	$4,993	$7,633
Less: income allocated to participating securities	(17)	(28)	(68)

Net income allocated to common stockholders	$7,373	$4,965	$7,565

Weighted average common shares outstanding — basic	33,836	33,068	32,903

Net income per share — basic	$0.22	$0.15	$0.23

Diluted net income per share:
Net income	$7,390	$4,993	$7,633
Less: income allocated to participating securities	(16)	(27)	(67)

Net income allocated to common stockholders	$7,374	$4,966	$7,566

Weighted average common shares outstanding — basic	33,836	33,068	32,903
Dilutive securities	1,111	634	417

Weighted average common shares outstanding — diluted	34,947	33,702	33,320

Net income per share — diluted	$0.21	$0.15	$0.23

Comprehensive Income—Comprehensive income includes unrealized gains and losses excluded from the Company’s Consolidated Statements of Income.

Facility Restructuring— The Company announced a plan to move its manufacturing operations in Santa Clara, California to Athens, Ohio. Termination benefits for those employees who chose not to relocate are accounted for in accordance with ASC Topic 712, Compensation – Nonretirement Postemployment Benefits (“ASC 712”), and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits and the similarity of benefits under the current plan and prior plans. Facility related costs are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”), and are recorded when the liability is incurred. The Company recorded a charge of $1.8 million during the year ended December 31, 2013, which included employee termination benefits and impairment charges related to the facility lease. As of December 31, 2013 $0.8 million is included in other current liabilities in the accompanying Consolidated Balance Sheet. The facility restructuring is expected to be completed during 2014, therefore, no portion of the future estimated expenses are included in other non-current liabilities as of December 31, 2013.

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

Accounting Periods—Each of the Company’s fiscal quarters end on the Sunday closest to the end of the calendar quarter. The Company’s fiscal year end is December 29, 2013. For ease of reference, the calendar quarter end dates are used herein.

Reclassifications –The Company reclassified $0.7 million from other current liabilities to other non-current liabilities on the December 31, 2012 Consolidated Balance Sheet in order to classify interest and penalties associated with uncertain tax positions in a manner consistent with the related liability.

Recent Accounting Pronouncements—In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, (“ASU 2012-02”), to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The provisions of this ASU were effective for fiscal years beginning after September 15, 2012, and the adoption did not have an impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists, to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company early adopted this new guidance for the year ended December 31, 2013, which did not have a material impact on the consolidated financial statements.

Note 2. Line of Credit

On August 10, 2012, the Company entered into an amended and restated $140.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on August 10, 2017. As part of this amendment, the Company incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. The Company had previously recorded deferred financing costs of $0.6 million related to its prior credit facility. Deferred financing costs are amortized on a straight-line basis over the term of the Senior Credit Facility. As of December 31, 2013 and December 31, 2012, the Company had deferred financing costs of $1.2 million and $1.5 million, respectively, included as a portion of other non-current assets. The Senior Credit Facility bears interest at either the London Interbank Offered Rate (“LIBOR”) or the base rate, plus, in each case, an applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The agreement governing the Senior Credit Facility is subject to certain customary covenants, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. The Company is also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation, amortization, and stock-based compensation) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future domestic assets and properties of the Company.

As of December 31, 2013, the Company had no borrowings outstanding and had $140.0 million available under the Senior Credit Facility. The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility and its funded debt to adjusted EBITDA ratio. As of December 31, 2012, the Company had $5.0 million outstanding under the Senior Credit Facility. As of December 31, 2013 and 2012, the Company was in compliance with all financial covenants.

Note 3. Income Taxes

Significant components of the (benefit) provision for income taxes are as follows (in thousands):

	December 31,
	2013	2012	2011
Current:
Federal	$(565)	$1,870	$2,494
State	810	377	155
Foreign	18	—	—

Total current provision	263	2,247	2,649
Deferred:
Federal	(2,584)	811	1,422
State	(1,635)	(440)	(220)

Total deferred (benefit) provision	(4,219)	371	1,202

(Benefit) provision for income taxes	$(3,956)	$2,618	$3,851

The Company’s income before (benefit) provision for income taxes was subject to taxes in the following jurisdictions for the following periods (in thousands):

	December 31,
	2013	2012	2011
United States	$3,364	$7,611	$11,484
Foreign	70	—	—

	$3,434	$7,611	$11,484

Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are shown below (in thousands).

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$1,486	$681
Intangible assets	2,936	3,933
Sale-leaseback, net	1,602	1,720
Capitalized research and development costs	—	397
Allowance for returns and discounts	3,155	2,800
Stock compensation	8,192	6,298
Tax credit carryforwards	1,351	1,520
Other, net	4,764	3,507

Total deferred tax assets	23,486	20,856
Deferred tax liabilities:
Intangible assets	(16,494)	(13,811)
Fixed assets	(4,948)	(3,772)

Total deferred tax liabilities	(21,442)	(17,583)

Net deferred tax assets and liabilities	$2,044	$3,273

The Company will continue to assess the realization of its deferred tax assets. Should the Company determine that it would not be able to realize all or part of its other components of the deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination were made.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss (“NOL”) and tax credit carryforwards resulting from excess tax benefits. As of December 31, 2013 and 2012, deferred tax assets do not include $1.0 million and $1.1 million, respectively, of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL and tax credit carryforwards. Additional paid-in capital will be increased up to an additional $1.0 million if such excess tax benefits are realized.

As of December 31, 2013, the Company had federal NOL carryforwards of approximately $2.5 million which will expire at various dates through December 31, 2019, unless previously utilized. The Company has federal research credits of $1.7 million which will begin to expire on December 31, 2031, unless previously utilized. The Company has federal alternative minimum tax credits of $0.5 million which do not expire. The Company has gross state research credits of $6.2 million which do not expire.

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

The reconciliation of income tax computed at the federal statutory rate to the (benefit) provision for income taxes from continuing operations is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Tax expense (benefit) at statutory tax rate	$1,214	$2,664	$4,019
State taxes (benefit), net of federal tax (benefit)	63	239	388
Permanent differences	(76)	26	159
Federal and state research credits—current year	(1,046)	(370)	(904)
Federal research credits - prior year	(527)	—	—
Accrual for uncertain tax positions	369	(106)	204
Expiration of statutes for uncertain tax positions	(3,452)	—	—
Foreign taxes and foreign (income) losses not benefited (taxed)	(6)	—	—
Impact of change in federal and state tax rate on revaluing deferred tax assets	(581)	75	39
Other	86	90	(54)

	$(3,956)	$2,618	$3,851

On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, the Company recorded the benefit related to the 2012 federal research and development credit of approximately $0.5 million in the first quarter of 2013.

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

The following table summarizes the activity related to the Company’s for unrecognized tax benefits (in thousands):

	Year ended December 31,
	2013	2012	2011
Beginning balance	$9,051	$8,567	$8,085
Increases related to prior year tax positions	773	372	—
Increases related to current year tax positions	1,019	366	566
Expiration of the statute of limitations for the assessment of taxes	(3,078)	(254)	—
Other	—	—	(84)

Ending balance	$7,765	$9,051	$8,567

Included in the unrecognized tax benefits of $7.8 million at December 31, 2013 was $5.5 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. It is reasonably possible that the Company’s unrecognized tax benefits will decrease by $1.3 million over the next 12 months due to expiring statutes. Included in the unrecognized tax benefits of $9.1 million at December 31, 2012 was $7.2 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. Included in the unrecognized tax benefits of $8.6 million at December 31, 2011 was $6.9 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company has accrued approximately $0.4 million of interest and penalties associated with uncertain tax positions as of December 31, 2013 and $0.7 million as of December 31, 2012. Interest expense, net of accrued interest reversed, in 2013, 2012, and 2011 was approximately $(0.3) million, $0.2 million, and $0.3 million, respectively.

The Company is subject to periodic audits by domestic tax authorities. During 2013, the Company was notified by the Internal Revenue Service that the Congressional Joint Committee of Taxation had completed its review and proposed no changes to the Company’s tax returns filed for the tax periods 2008 through 2010. As a result, the Company released tax reserves and related interest of approximately $3.5 million. With few exceptions, the Company’s tax years for 2000 and forward are subject to examination by the state and foreign tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

Note 4. Stockholders’ Equity

Preferred Stock. The Company’s certificate of incorporation, as amended, authorizes the issuance of up to five million preferred shares. The Board of Directors is authorized to fix the number of shares of any series of preferred stock and to determine the designation of such shares. However, the amended certificate of incorporation specifies the initial series and the rights of that series. No shares of preferred stock were outstanding as of December 31, 2013 or 2012.

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

For the years ended December 31, 2013, 2012 and 2011, the Company granted approximately 0.1 million, 0.1 million and 0.2 million shares, respectively, of restricted stock awards and units to officers and management, which either have a time-based four-year vesting provision or performance-based vesting provisions. A portion of the restricted stock granted in 2012 and 2011 was performance-based and vesting is tied to achievement of specific Company goals in 2014 and 2013, respectively. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with performance-based restricted stock requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The grant date of the performance-based restricted stock takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the restricted stock.

The performance-based restricted stock units granted in March 2011 included a three-year vesting cliff based on the achievement of a performance metric tied to earnings per share for the year ended December 31, 2013. During the fourth quarter ended December 31, 2013, the Compensation Committee of the Board of Directors amended the performance metric to include adjustments for certain items, some of which are non-recurring. This resulted in a modification of the original award and the Company recorded additional stock-based compensation expense of $1.9 million for the year ended December 31, 2013.

During the years ended December 31, 2013, 2012 and 2011, restricted stock units were granted to certain members of the Board of Directors in lieu of cash compensation as a part of the Company’s non-employee director’s deferred compensation program. The compensation expense associated with these grants of restricted stock units was $0.4 million, $0.5 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Equity Incentive Plan. The Company grants options and other stock based awards to employees and non-employee directors under its 2010 Equity Incentive Plan (the “2010 Plan”) and previously granted options under the Amended and Restated 2001 Equity Incentive Plan, the 1998 Stock Incentive Plan and the 1996 Non-Employee Directors Stock Option Plan. The 2001, 1998 and 1996 Plans were terminated at the time of adoption of the 2010 Plan, but the terminated Plans continue to govern outstanding options granted thereunder. The Company has stock options and other stock based awards outstanding, which were issued under each of these equity incentive plans to certain employees and directors. Stock options granted under the various plans have terms ranging up to ten years, have exercise prices ranging from $4.16 to $24.16 per share, and generally vest over four years. As of December 31, 2013, approximately 1.3 million shares remained available for grant under the 2010 Plan. As of December 31, 2013, the Company had $0.5 million receivable for funds related to stock option exercises and the receivable is included as a deduction from additional paid-in capital within the issuance of common stock under equity compensation plans presented in the Consolidated Statements of Stockholders’ Equity.

Employee Deferred Bonus Compensation Program. For the year ended December 31, 2013 and 2012, certain employees of the Company were eligible to participate in the Company’s deferred bonus compensation program with respect to any payments received under the Company’s cash incentive plan. Participating employees could elect to receive 50% or 100% of the cash value of their cash bonus in the form of fully vested, restricted stock units plus an additional premium as additional restricted stock units, issued under the 2010 Plan. The premium restricted stock units are subject to a one-year vesting requirement from the date of issuance.

The additional premium will be determined based on the length of time of the deferral period selected by the participating employee as follows: (i) if one year from the date of grant, a premium of 10% on the amount deferred, (ii) if two years from the date of grant, a premium of 20% on the amount deferred, or (iii) if four years from the date of grant, a premium of 30% on the amount deferred.

Employee Stock Purchase Plan. Under the Company’s 1983 Employee Stock Purchase Plan (the “ESPP”), full-time employees are allowed to purchase common stock through payroll deductions (which cannot exceed 10% of the employee’s compensation) at the lower of 85% of fair market value at the beginning or end of each six-month purchase period. As of December 31, 2013, 1,039,165 shares had been sold under the Plan, leaving 210,835 shares available for future issuance.

Share Repurchase Program. On April 23, 2013, the Company announced that the Board of Directors authorized us to repurchase up to an aggregate of $50.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. At December 31, 2013, $50.0 million remains available under this plan. The repurchase program will expire on April 22, 2015 unless extended by the Board of Directors. On December 20, 2013, the Company repurchased 37,709 shares of common stock based on the closing price of the Company’s stock on the date of the transaction from a Member of the Board of Directors, in exchange for payment for the aggregate exercise of 76,687 stock options. The stock option exercise is included in the issuance of common stock under equity compensation plans and the repurchase is included in repurchases of common stock presented in the Consolidated Statements of Stockholders’ Equity.

Shares Reserved for Future Issuance. At December 31, 2013, approximately 5.6 million shares of common stock were reserved under the Company’s equity incentive plans, and 210,835 were reserved for purchases under the ESPP.

Note 5. Stock-Based Compensation

Compensation expense related to the Company’s share-based awards for the years ended December 31, 2013, 2012 and 2011 was $8.8 million, $6.6 million and $7.5 million, respectively, of which $4.0 million $3.8 million and $4.6 million, respectively, related to stock options and $4.0 million, $2.2 million and $2.0 million, respectively, related to restricted stock (“stock awards”). For the years ended December 31, 2013, 2012 and 2011 the Company recorded $0.8 million, $0.6 million and $0.9 million in stock-based compensation expense, respectively, associated with the deferred bonus compensation program, described in Note 4, of which $0.7 million, $0.5 million and $0.9 million, respectively, was initially recorded as a component of accrued payroll and related expenses.

Total stock-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Year ended
	December 31,
	2013	2012	2011
Cost of sales	$0.8	$0.6	$0.6
Research and development	1.9	1.1	1.0
Sales and marketing	0.9	0.6	0.5
General and administrative	5.2	4.3	5.4

	$8.8	$6.6	$7.5

Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the year ended December 31, 2013, 2012 and 2011.

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

	Year ended
	December 31,
	2013	2012	2011
Risk-free interest rate	0.86%	0.83%	1.87%
Expected option life (in years)	5.53	5.52	5.23
Volatility rate	44%	46%	47%
Dividend rate	0%	0%	0%

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

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was $9.19, $6.51 and $5.92 for options granted during the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value was $8.1 million, $2.0 million and $1.2 million for options exercised during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, total unrecognized compensation expense related to stock options was approximately $4.4 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years. The maximum contractual term of the Company’s stock options is ten years.

A summary of the status of stock option activity for the years ended December 31, 2011, 2012 and 2013 is as follows (in thousands, except price data and years):

		Weighted-	Weighted-
		average	average
		exercise	remaining	Aggregate
	Number	price per	contractual	intrinsic
	of Shares	share	term (in years)	value
Outstanding at January 1, 2011	3,166	$12.25
Granted	617	13.61
Exercised	(151)	7.93
Cancelled	(215)	13.56

Outstanding at December 31, 2011	3,417	12.60
Granted	624	15.23
Exercised	(351)	11.85
Cancelled	(90)	11.94

Outstanding at December 31, 2012	3,600	13.15
Granted	529	22.36
Exercised	(642)	12.16
Cancelled	(13)	10.61

Outstanding at December 31, 2013	3,474	$14.74	6.58	$44,127

Vested and expected to vest at December 31, 2013	3,280	$14.49	6.46	$42,464

Exercisable at December 31, 2013	2,038	$12.76	5.40	$29,918

Available for future grant at December 31, 2013	1,683

Stock Awards

The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date. The Company grants both time-based and performance-based stock awards. Compensation expense for time-based stock awards is measured at the grant date and recognized ratably over the vesting period. A portion of the stock awards granted in 2012 and 2013 was performance-based and vesting is tied to achievement of specific Company goals in 2014 and 2013, respectively. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with performance-based stock award requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The grant date of the performance-based stock award takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the stock award.

A summary of the status of stock awards activity for the years ended December 31, 2011, 2012 and 2013 is as follows (in thousands, except price data):

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2011	351	$14.02
Granted	235	13.70
Vested	(39)	15.22
Forfeited	(45)	13.29

Non-vested at December 31, 2011	502	13.65
Granted	145	15.69
Vested	(107)	15.29
Forfeited	(18)	13.81

Non-vested at December 31, 2012	522	13.87
Granted	74	23.53
Vested	(141)	23.43
Forfeited	(1)	15.26

Non-vested at December 31, 2013	454	$16.22

In 2013, the Company issued approximately 0.1 million restricted share units in exchange for the 2011 deferred bonus liability of $0.4 million.

The total amount of unrecognized compensation expense related to non-vested stock awards as of December 31, 2013 was approximately $1.1 million, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

Note 6. Commitments and Contingencies

Leases

The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancelable leases at the end of 2013 are as follows (in thousands):

Years ending December 31,	Operating Leases	Lease Obligation

2014	$2,363	$1,125
2015	1,529	1,134
2016	2,007	1,145
2017	1,620	1,152
2018	1,441	1,161
Thereafter	4,983	2,190

Total minimum lease payments	$13,943	7,907

Less: amount representing interest		(2,340)

Present value of lease obligation		5,567
Less: current portion		(441)

Long-term lease obligation		$5,126

Rent expense under operating leases totaled approximately $2.3 million for the year ended December 31, 2013, $2.0 million for the year ended December 31, 2012 and $1.8 million for the year ended December 31, 2011.

In the fourth quarter of 2011, the Company entered into a new operating lease to rent approximately 11,000 square feet of additional office space in San Diego with a lease term through August 2014. In October of 2013, the Company entered into a lease for approximately 30,000 square feet of office space and the Company will move the executive and administrative functions into this facility in the second quarter of 2014. The lease expires in 2022 with options to extend the lease for two additional five-year periods. This operating lease included a lease incentive for tenant improvements of $1.7 million which has been included as a leasehold improvement in property, plant and equipment and as deferred rent in other non-current liabilities. The operating lease at the Company’s Santa Clara location has a lease term through November 2014. As a result of relocating the SPG manufacturing and research and development operations previously based in Santa Clara, California to the Company’s Athens, Ohio facility, the Company recorded a cease use charge of $0.9 million included in facility restructuring charges in the Consolidated Statement of Income (Note 1). In the fourth quarter of 2011, the Company exercised its renewal option at the Athens, Ohio location, thereby extending the lease term to 2017 with options to extend the lease for two additional five-year periods.

During 1999, the Company completed a sale and leaseback transaction of its San Diego facility. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under the guidance in ASC Topic 840-40, Accounting for Sales of Real Estate. The assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company is amortizing the lease obligation over the new lease term. The amount of the monthly rental payments remain the same under the amendment. In addition, the Company has the option to purchase the general partner’s interest in the partnership in January 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership of approximately $1.1 million for each of the three years ended December 31, 2013, 2012 and 2011.

Purchase Commitments

The Company has $6.2 million in firm purchase commitments with respect to planned capital expenditures as of December 31, 2013.

Legal

The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. At December 31, 2013 and 2012, the Company had $0.3 million accrued as a liability for various legal matters where the Company deemed the liability probable and estimable.

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

In conjunction with Financial Accounting Standards Board Accounting Standard Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), the Company assigned $28.8 million to the licensed technology and $0.7 million as a one-time charge to cost of sales to settle royalty claims. In determining the fair value allocation between the intangible asset licensed technology and the one-time charge to cost of sales, the Company assessed the past and estimated future revenue streams related to present and future products that use the patents that are subject to the Amendment. The effective life and related amortization of the licensed technology will be based on the higher of the percentage of usage or the straight-line method. This percentage of usage will be determined using the revenues generated from products covered by the patents that are subject to the Amendment. The terms of the Amendment provide for an estimated useful life of 3.5 years for this asset. The Company recorded $8.0 million of amortization expense in both 2013 and 2012, included as a portion of cost of sales. Prior to the buy-out, the Company recorded $4.9 million of royalty expense in 2011.

In addition to the royalty agreement noted above, the Company has entered into various other licensing and royalty agreements, which largely require payments based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of approximately $1.0 million, $1.4 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Research and Development Agreements

The Company has entered into various research and development agreements which provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. At December 31, 2013, total current commitments due under the terms of these agreements are estimated at $2.3 million in the aggregate. The commitments will fluctuate as we agree to new phases of development under the existing arrangements.

Note 7. Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented 13%, 14% and 14% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, balances due from foreign customers, in U.S. dollars, were $3.2 million and $2.8 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Year ended
	December 31,
	2013	2012	2011
Customer:
A	15%	16%	15%
B	17%	18%	17%

	32%	34%	32%

As of December 31, 2013 and 2012, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $19.6 million and $22.4 million, respectively.

The following presents long-lived assets (excluding intangible assets) and total net revenue by geographic territory (in thousands):

	Long-lived assets as of		Total revenue year ended
	December 31,		December 31,
	2013	2012	2013	2012	2011
United States operations
Domestic	$47,891	$34,156	$152,711	$134,239	$137,096
Foreign	166	—	22,699	21,502	21,507

Total	$48,057	$34,156	$175,410	$155,741	$158,603

Consolidated net product revenues by disease state are as follows (in thousands):

	Year ended December 31,
	2013(1)	2012(1)	2011(1)
Infectious disease	$128,079	$110,982	$112,227
Women’s health	33,328	32,653	32,715
Gastrointestinal disease	6,622	6,328	6,920
Royalty, license fees and grant revenue	3,917	2,452	2,419
Other	3,464	3,326	4,322

	$175,410	$155,741	$158,603

Note 8. Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	3,056	—	—	3,056	11,000	—	—	11,000

Total assets measured at fair value	$3,056	$—	$—	$3,056	$11,000	$—	$—	$11,000

Liabilities:
Senior Credit Facility	—	—	—	—	—	5,000	—	5,000
Contingent consideration	—	—	8,808	8,808	—	—	—	—

Total liabilities measured at fair value	$—	$—	$8,808	$8,808	$—	$5,000	$—	$5,000

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 31, 2013 and 2012.

The Company used Level 1 inputs to determine the fair value of its cash equivalents, which primarily consist of funds held in a money market account, and as such, the carrying value of cash equivalents approximates fair value, As of December 31, 2013 and 2012, the carrying value of cash equivalents was $3.1 million and $11.0 million, respectively. The Company used Level 2 inputs to determine the fair value of its Senior Credit Facility. There were no borrowings under the Senior Credit Facility as of December 31, 2013. As of December 31, 2012, the carrying amount of the Company’s Senior Credit Facility approximates fair value because it has a variable interest rate that reflects market changes to interest rates and changes in the Company’s leverage ratio.

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the Monte Carlo Simulation Model for the royalty earn-out portions of the contingent liability and probability weighted models for the research and development earn-out. These are Level 3 measurements. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. Due to changes in the estimated payments and a shorter discounting period, the fair value of the contingent consideration liabilities changed, resulting in a $0.1 million loss recorded in research and development expense the consolidated statements of income during the year ended December 30, 2013.

Changes in estimated fair value of contingent consideration liabilities from December 31, 2012 through December 30, 2013 are as follows (in thousands):

Contingent consideration liability (Level 3 measurement)
Balance at December 31, 2012	$—
Acquisition of BioHelix	9,355
Acquisition of Andiatec	314
Cash payment	(947)
Losses recorded for fair value adjustments	80
Unrealized loss on foreign currency translation	6

Balance at December 31, 2013	$8,808

Note 9. Employee Benefit Plan

The Company has a defined contribution 401(k) plan (the “401(k) Plan”) covering all employees who are eligible to join the 401(k) Plan upon employment. Employee contributions are subject to a maximum limit by federal law. This Plan includes an employer match of 50% on the first 6% of pay contributed by the employee. The Company contributed approximately $0.9 million, $0.8 million and $0.8 million to the 401(k) Plan during the years ended December 31, 2013, 2012 and 2011, respectively.

Note 10. Acquisitions

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

The acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations. In connection with the acquisition of BioHelix, the Company paid $9.2 million in cash, which represents cash consideration of $10.0 million adjusted for settlement of pre-existing liabilities under the 2009 Agreement and final working capital compared to an agreed upon baseline. Additionally, the Company agreed to contingent consideration ranging from $5.0 million to $13.0 million upon achievement of certain research and development milestones and revenue targets through 2018. The contingent consideration was valued at $9.4 million. A payment of $0.9 million was disbursed in the fourth quarter of 2013. As of December 31, 2013, the current portion of the contingent consideration is $1.5 million and the non-current portion of the contingent consideration is $7.0 million. The fair value of contingent consideration to be settled in cash related to the acquisition is estimated based on the Monte Carlo Simulation Model for the royalty earn-out and probability weighted models for the research and development earn-out.

The purchase price of BioHelix is allocated to the underlying net assets acquired and liabilities assumed based on their estimated respective fair values as of May 6, 2013 with the excess purchase price allocated to goodwill. The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

		Weighted- average amortization period (years)
Acquisition consideration
Cash consideration	$10,000
Settlement of pre-existing liabilities and working capital adjustment	(816)

Net cash consideration	9,184
Contingent consideration	9,355

Net consideration at closing	$18,539

Fair market values
Other current and non-current assets	$683
Property, plant and equipment	179

In-process research and development	690
Purchased technology	4,340	10
Non-compete agreement	700	5
Contractual relationships	530	10
Patents	8,800	12
Goodwill	8,850

Total assets acquired	24,772

Accounts payable and other current liabilities	730
Deferred tax liabilities	5,503

Total liabilities assumed	6,233

Purchase price allocation	$18,539

The goodwill of $8.9 million reflects the complementary strategic fit that the acquisition of BioHelix brought to the Company. None of the goodwill is expected to be deductible for tax purposes. In-process research and development primarily relates to the future commercialization of BioHelix’s development efforts associated with the potential commercialization of products in development at the time of the acquisition.

The value assigned to the identifiable intangible assets was determined by discounting the estimated future cash flows associated with these assets to their present value. The revenue estimates used to value the purchased technology and patents were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by BioHelix and its competitors. The rates utilized to discount the net cash flows of purchased technology and patents to their present value are based on the risks associated with the respective cash flows taking into consideration the weighted average cost of capital of the Company.

During 2013, the Company incurred $0.3 million of transaction costs in conjunction with the BioHelix acquisition included in the Consolidated Statement of Income, which impacted both basic and diluted earnings per share by $0.01 for the year ended December 31, 2013.

The following unaudited pro forma financial information shows the combined results of operations of the Company, including BioHelix, as if the acquisition had occurred as of the beginning of the periods presented.

	Year ended
	December 31,
(in thousands, except per share data)	2013	2012
Pro forma total revenues	$176,359	$158,071

Pro forma net income (loss)	$6,900	$3,987

Pro forma basic net earnings (loss) per share	$0.20	$0.12

Pro forma diluted net earnings (loss) per share	$0.20	$0.12

Total revenue included in the consolidated statements of operations	$596

Net loss included in the consolidated statements of operations	$(1,505)

On August 26, 2013, the Company completed a business combination accomplished by acquiring the assets of Andiatec, a privately-held, diagnostics company, based in Germany. The acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations. In connection with the acquisition, the Company paid $2.3 million in cash plus a hold back of $0.4 million. In addition, the Company agreed to contingent consideration of up to $0.7 million upon achievement of certain revenue targets through 2016. The purchase price has been preliminarily allocated as follows: $1.8 million in intangible assets, $0.9 million in goodwill and $0.3 million of other assets. The contingent consideration was valued at $0.3 million based on the Monte Carlo Simulation Model. During 2013, the Company incurred $0.2 million of transaction costs in conjunction with the Andiatec acquisition included in the Consolidated Statement of Income. In connection with the Andiatec acquisition, the Company agreed to pay the founder of Andiatec contingent payments of up to $4.0 million upon achievement of certain research and development milestones, subject to, continued employment. These costs are recorded as compensation expense included in research and development expense in the Consolidated Statement of Income.

Note 11. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2013
Total revenues	$61,995	$29,706	$33,539	$50,170
Cost of sales (excludes amortization of intangible assets)	19,547	13,671	15,297	18,461
Gross profit (1)	41,010	14,524	16,695	30,126
Total costs and expenses	44,806	36,829	39,507	50,103
Net income (loss)	12,367	(1,755)	(4,361)	1,139
Basic net earnings (loss) per share (3)	0.37	(0.05)	(0.13)	0.03
Diluted net earnings (loss) per share (3)	0.36	(0.05)	(0.13)	0.03

2012
Total revenues	$37,960	$30,858	$32,998	$53,925
Cost of sales (excludes amortization of intangible assets)	14,808	14,008	14,872	17,597
Gross profit (2)	21,714	15,412	16,688	34,890
Total costs and expenses	37,490	35,377	34,220	39,808
Net income (loss)	51	(3,122)	(676)	8,740
Basic and diluted net income (loss) per share (3)	0.00	(0.09)	(0.02)	0.26

(1)	Included in 2013 quarterly gross profit is amortization of intangible assets of $1.4 million, $1.5 million, $1.5 million and $1.7 million for first quarter, second quarter, third quarter and fourth quarter, respectively.
(2)	Included in 2012 quarterly gross profit is amortization of intangible assets of $1.4 million for each quarter.
(3)	Due to the computation of earnings (loss) per share, the sum of the quarterly amounts may not equal the full-year results.

SCHEDULE II

QUIDEL CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Additions
Description	Balance at beginning of period	Charges to costs and expenses (1)	Charges to other accounts	Deductions (2)	Balance at end of period
Year ended December 31, 2013:
Accounts receivable allowance	$4,955	$15,230	$—	$(14,395)	$5,790
Year ended December 31, 2012:
Accounts receivable allowance	$1,960	$10,849	$—	$(7,854)	$4,955
Year ended December 31, 2011:
Accounts receivable allowance	$1,882	$7,909	$—	$(7,831)	$1,960

(1)	Represents charges associated primarily to accruals for early payment discounts, contract rebates and bad debt.
(2)	The deductions represent actual charges against the accrual described above.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 10, 2010, by and among Quidel Corporation, Fairway Acquisition Corporation, Diagnostic Hybrids, Inc., and David R. Scholl, Ph.D., in his capacity as securityholder agent. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on January 11, 2010.)

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

4.2	Specimen stock certification. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed on August 31, 2010.)

10.1(1)	Registrant’s Amended and Restated 1983 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on April 6, 2012.)

10.2(1)	Registrant’s 1996 Non-Employee Directors Plan. (Incorporated by reference to Registrant’s Proxy Statement filed on September 27, 1996.)

10.3(1)	Registrant’s 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007.)

10.4(1)	Registrant’s Amended and Restated 2001 Equity Incentive Plan, effective as of May 12, 2009. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 18, 2009.)

10.5(1)	Quidel Corporation Amended and Restated 2010 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 6, 2012.)

10.6(1)	Form of Notice of Grant of Award and Award Agreement for Quidel Corporation 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2010.)

10.7(1)	Form of Restricted Stock Award Agreement for Quidel Corporation 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2010.)

10.8	Settlement Agreement effective April 1, 1997 between the Registrant and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended March 31, 1997.)

10.9	Rosenstein License Agreement effective April 1, 1997 between the Registrant and Becton, Dickinson and Company. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended March 31, 1997.)

10.10	Settlement Agreement dated April 27, 2005 between the Registrant and Inverness Medical Innovations, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 3, 2005.)

10.11	Second Amendment to Quidel/Inverness Settlement Agreement dated September 27, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 28, 2011.)

10.12	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on January 4, 2000.)

10.13	Second Amendment to Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 29, 2009.)

10.14(1)	Form of Indemnification Agreement—Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 23, 2005.)

Exhibit Number	Description

10.15(1)	Employment Agreement, dated as of January 16, 2009, between the Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.16(1)	Stock Option Agreement, dated as of January 16, 2009, between the Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.17(1)	Restricted Stock Agreement, dated as of January 16, 2009, between the Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.18(1)	Agreement Re: Change in Control, dated as of January 16, 2009, between the Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.19(1)	Employment Offer Letter, entered into on June 5, 2008, between the Registrant and Robert J. Bujarski. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 6, 2008.)

10.20(1)	Agreement Re: Change in Control, entered into on June 5, 2008, between the Registrant and Robert J. Bujarski. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 6, 2008.)

10.21(1)	Randall Steward Employment Offer Letter, dated as of September 12, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 21, 2011.)

10.22(1)	Agreement Re: Change in Control, dated as of September 19, 2011, between the Registrant and Randall Steward. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 21, 2011.)

10.23(1)	Employment Offer Letter, dated May 9, 2011, between the Registrant and Mark W. Smits. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.)

10.24(1)	Agreement Re: Change in Control, entered into on May 11, 2011, between the Registrant and Mark W. Smits. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.)

10.25(1)	Change in Control Agreement dated July 19, 2004 between the Registrant and Michael J. Beck. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004.)

10.26(1)	Agreement Re: Change in Control, entered into on November 7, 2008, between the Registrant and John D. Tamerius, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 7, 2008.)

10.27(1)	Employment Offer Letter, dated June 22, 2009, between the Registrant and Timothy T. Stenzel. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009.)

10.28(1)	Agreement Re: Change in Control, entered into on September 1, 2009, between the Registrant and Timothy T. Stenzel. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2009.)

10.29(1)	2011 Equity Incentive Plan Grants to the Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2011.)

10.30(1)	2012 Cash Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 6, 2012)

10.31(1)	2012 Employee Deferred Bonus Compensation Program (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 6, 2012)

10.32(1)	2012 Equity Incentive Plan Grants to the Registrant’s Executive Officers (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 6, 2012)

10.33(1)	2012 Annual Base Salaries for the Registrant’s Executive Officers, effective as of March 5, 2012 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on March 6, 2012)

10.34(1)	2012 Cash Bonus Awards to the Registrant’s executive offices. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on March 1, 2013.)

Exhibit Number	Description

10.35(1)	2013 Cash Incentive Compensation Plan for the Registrant. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 1, 2013.)

10.36(1)	2013 Employee Deferred Bonus Compensation Program. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 1, 2013.)

10.37(1)	2013 Equity Incentive Plan Grants to the Registrant’s executive officers. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 1, 2013.)

10.38(1)	2013 Annual Base Salaries for the Registrant’s executive officers, effective as of March 1, 2013. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on March 1, 2013.)

10.39	Amended and Restated Credit Agreement, by and among the Registrant, as Borrower, each lender from time to time party thereto (collectively, “Lenders” and individually, a “Lender”) and Bank of America, N.A. as Agent, Swing Line Lender and L/C Issuer, dated as of August 10, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 10, 2012.)

10.40	Amended and Restated Security Agreement by and among the Registrant, as Borrower, the material subsidiaries of Borrower, each additional grantor that may become a party thereto and Bank of America, N.A., as Agent, dated as of August 10, 2012. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 10, 2012.)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of the Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Linkbase Document

101	XBRL Taxonomy Extension Definition Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document

*	Filed / furnished herewith
(1)	Indicates a management plan or compensatory plan or arrangement.