Form 10-Q
period 2014-03-31
QUIDEL CORP /DE/
filed 2014-04-25
CIK 353569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company) ☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 15, 2014, 34,219,917 shares of common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.	Financial Statements

QUIDEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value; unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$25,160	$8,388
Accounts receivable, net	16,676	29,928
Inventories	24,986	27,639
Deferred tax asset—current	8,361	8,362
Prepaid expenses and other current assets	5,782	4,302

Total current assets	80,965	78,619
Property, plant and equipment, net	50,389	48,057
Goodwill	80,763	80,763
Intangible assets, net	57,611	62,262
Other non-current assets	1,691	1,784

Total assets	$271,419	$271,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,969	$6,950
Accrued payroll and related expenses	6,211	7,485
Current portion of lease obligation	457	441
Current portion of contingent consideration (see Note 9)	1,624	1,493
Other current liabilities	8,433	7,640

Total current liabilities	23,694	24,009
Lease obligation, net of current portion	5,005	5,126
Contingent consideration—non-current (see Note 9)	6,122	7,315
Deferred tax liability—non-current	6,318	6,318
Income taxes payable	2,118	2,118
Other non-current liabilities	3,155	2,820
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 34,218 and 34,073 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	34	34
Additional paid-in capital	203,772	201,021
Accumulated other comprehensive income	7	18
Retained earnings	21,194	22,706

Total stockholders’ equity	225,007	223,779

Total liabilities and stockholders’ equity	$271,419	$271,485

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three months ended March 31,
	2014	2013
Total revenues	$46,673	$61,995
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1,571 and $1,438, respectively)	20,247	19,547
Research and development	9,081	7,524
Sales and marketing	9,927	8,442
General and administrative	7,397	7,529
Amortization of intangible assets from acquired businesses and technology	2,208	1,764

Total costs and expenses	48,860	44,806

Operating (loss) income	(2,187)	17,189
Other (expense) income
Interest income	6	6
Interest expense	(179)	(204)
Other expense	(16)	—

Total other expense	(189)	(198)

(Loss) income before taxes	(2,376)	16,991
(Benefit) provision for income taxes	(864)	4,624

Net (loss) income	$(1,512)	$12,367

Basic (loss) earnings per share	$(0.04)	$0.37
Diluted (loss) earnings per share	$(0.04)	$0.36
Shares used in basic per share calculation	34,199	33,501
Shares used in diluted per share calculation	34,199	34,575

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands; unaudited)

	Three months ended March 31,
	2014	2013
Net (loss) income	$(1,512)	$12,367
Other comprehensive (loss) income, net of tax
Changes in cumulative translation adjustment	(11)	—

Comprehensive (loss) income	$(1,523)	$12,367

See accompanying notes.

QUIDEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net (loss) income	$(1,512)	$12,367
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other	7,332	7,056
Stock-based compensation expense	2,237	2,141
Change in deferred tax assets and liabilities	—	937
Excess tax benefit from share-based compensation	—	(937)
Change in fair value of acquisition contingencies	42	—
Changes in assets and liabilities:
Accounts receivable	13,252	18,462
Inventories	2,655	(5,226)
Prepaid expenses and other current and non-current assets	(1,439)	(504)
Accounts payable	(596)	(2,607)
Accrued payroll and related expenses	(559)	(317)
Other current and non-current liabilities	745	3,073

Net cash provided by operating activities	22,157	34,445

INVESTING ACTIVITIES:
Acquisitions of property and equipment	(3,967)	(2,820)
Acquisition of intangibles	(92)	(922)

Net cash used for investing activities	(4,059)	(3,742)

FINANCING ACTIVITIES:
Payments on lease obligation	(105)	(91)
Repurchases of common stock	(1,951)	(561)
Proceeds from issuance of common stock	1,839	3,531
Excess tax benefit from share-based compensation	—	937
Payment on line of credit	—	(5,000)
Payments on acquisition contingencies	(1,109)	—

Net cash used for financing activities	(1,326)	(1,184)

Net increase in cash and cash equivalents	16,772	29,519
Cash and cash equivalents, beginning of period	8,388	14,856

Cash and cash equivalents, end of period	$25,160	$44,375

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$175	$204

Cash paid for income taxes	$51	$944

NON-CASH INVESTING ACTIVITIES:
Purchase of capital equipment by incurring current liabilities	$760	$1,504

NON-CASH FINANCING ACTIVITIES:
Reduction of other current liabilities upon issuance of restricted share units	$663	$447

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

The information at March 31, 2014, and for the three months ended March 31, 2014 and 2013, is unaudited. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.

For 2014 and 2013, the Company’s fiscal year will or has ended on December 28, 2014 and December 29, 2013, respectively. For 2014 and 2013, the Company’s first quarter ended on March 30, 2014 and March 31, 2013, respectively. For ease of reference, the calendar quarter end dates are used herein. The three month periods ended March 31, 2014 and 2013 each included 13 weeks, respectively.

Comprehensive (Loss) Income

Comprehensive (loss) income includes foreign currency translation adjustments excluded from the Company’s Consolidated Statements of Operations.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, customer programs and incentives, bad debts, inventories, intangible assets, software development costs, stock-based compensation, restructuring, contingencies and litigation, contingent consideration, and income taxes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition

The Company records revenues primarily from product sales. These revenues are recorded net of rebates and other discounts which are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Change in title to the product and recognition of revenue occurs upon delivery to the customer when sales terms are free on board (“FOB”) destination and at the time of shipment when the sales terms are FOB shipping point and there is no right of return. A portion of the Company’s product sales include revenues for diagnostic kits, which are utilized on leased instrument systems that remain the Company’s property and are capitalized on the balance sheet under property and equipment. Royalty income from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee. The Company also earns income from the licensing of technology.

The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna™ MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities. The Company received milestone payments of $2.5 million in 2013 and expects to receive milestone payments of $1.8 million in 2014 and $1.4 million in 2015. The Company will recognize grant revenue on the lesser of the amount recognized on a straight-line basis or the amount that is non-refundable through the end of the agreement, which is December 31, 2015. For the three months ended March 31, 2014 and 2013, the Company recognized $0.7 million and $0.6 million, respectively, as grant revenue associated with this grant. The Company has included $0.5 million and $1.0 million of restricted cash as a component of prepaid expenses and other current assets and as a component of other current liabilities as of March 31, 2014 and December 31, 2013, respectively.

Fair Value Measurements

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

Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

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

Collaborative Arrangement

In July 2012, the Company entered into a collaborative arrangement with Life Technologies Corporation for the development of molecular assays. ASC Topic 808, Collaborative Arrangements (“ASC 808”), defines a collaborative arrangement as an arrangement where the parties are active participants and have exposure to significant risks. The Company is accounting for the joint development and commercialization activities with the third-party as a joint risk sharing collaboration in accordance with ASC 808. Payments received or due from Life Technologies Corporation totaled $3.0 million in 2012 and $1.4 million in 2013. There were no payments received during the three months ended March 31, 2014. The Company expects additional payments of $0.4 million to be paid by December 2014. The reimbursement represents approximately 50% of project development costs based upon mutually agreed upon project plans for each molecular assay. The reimbursements are recorded as a reduction to research and development expense in the accompanying consolidated financial statements, to the extent that they are less than related expenditures for research and development activities subsequent to the date of the contract. The Company recognized $0 and $1.1 million of such reimbursements as a reduction to research and development expense for the three months ended March 31, 2014 and 2013, respectively.

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

Note 2. Computation of (Loss) Earnings Per Share

For the three months ended March 31, 2014, basic (loss) earnings per share were computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding, including vested restricted stock awards, during the period. Diluted earnings per share reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested restricted stock awards. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested restricted stock awards. For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share as their effect would be anti-dilutive. For periods in which the Company has earnings, stock options are excluded from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. For the three months ended March 31, 2014 there were no differences between the number of common shares used for the basic and diluted earnings per share (“EPS”) computation as the Company incurred a net loss. For the three months ended March 31, 2014, 1.2 million stock options and shares of restricted stock were excluded from diluted loss per share that would have been included if the Company had been in a net income position. For the three months ended March 31, 2014, there were no participating securities. As such, the treasury stock method was applied in calculating EPS rather than the more dilutive of the treasury stock or the two-class method, as performed in previous periods.

For the three months ended March 31, 2013, diluted net income per share was reported based on the more dilutive of the treasury stock or the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. For the three months ended March 31, 2013, the Company’s unvested restricted stock awards and certain unvested restricted stock units met the definition of participating securities. Basic net income per share under the two-class method was computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share under the two-class method was computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Stock options totaling 0.2 million for the three months ended March 31, 2013 were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2013 (in thousands, except per share amounts):

2013
Basic net income per share:
Net income	$12,367
Less: income allocated to participating securities	(48)

Net income allocated to common stockholders	$12,319

Weighted average common shares outstanding — basic	33,501

Net income per share — basic	$0.37

Diluted net income per share:
Net income	$12,367
Less: income allocated to participating securities	(46)

Net income allocated to common stockholders	$12,321

Weighted average common shares outstanding — basic	33,501
Dilutive securities	1,074

Weighted average common shares outstanding — diluted	34,575

Net income per share — diluted	$0.36

Note 3. Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories consisted of the following, net of reserves of $1.0 million and $0.6 million at March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$11,668	$11,938
Work-in-process (materials, labor and overhead)	8,768	9,831
Finished goods (materials, labor and overhead)	4,550	5,870

Total inventories	$24,986	$27,639

Note 4. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Customer incentives	$3,383	$3,068
Unearned grant revenue	1,376	2,029
Accrued research and development costs	1,227	240
Other	2,447	2,303

Total other current liabilities	$8,433	$7,640

Note 5. Income Taxes

The effective tax rate for the three months ended March 31, 2014 and 2013 was 36% and 27%, respectively. The Company recognized an income tax benefit of $0.9 million for the three months ended March 31, 2014 and income tax expense of $4.6 million for the three months ended March 31, 2013. On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, the benefit related to the 2012 federal research and development credit of approximately $0.5 million was recorded in the first quarter of 2013 as a discrete item. The benefit related to 2013 research activities is included in the full year effective tax rate. There was no such federal research and development credit for the three months ended March 31, 2014.

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

Note 6. Line of Credit

On August 10, 2012, the Company entered into an amended and restated $140.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on August 10, 2017. As part of this amendment, the Company incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. The Company had previously recorded $0.6 million related to the prior credit facility. Deferred financing costs are amortized on a straight-line basis over the term of the Senior Credit Facility. As of March 31, 2014 and December 31, 2013, the Company had deferred financing costs of $1.1 million and $1.2 million, respectively, included as a portion of other non-current assets. The Senior Credit Facility bears interest at either the London Interbank Offered Rate (“LIBOR”) or the base rate, plus, in each case, an applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. The Company is also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation, amortization, and stock-based compensation) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company.

As of March 31, 2014 and December 31, 2013 the Company had no borrowings outstanding. As of March 31, 2014 the Company had $115.2 million available under the Senior Credit Facility. The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility and its funded debt to adjusted EBITDA ratio. As of March 31, 2014, the Company was in compliance with all financial covenants.

Note 7. Stockholders’ Equity

Issuances and Repurchases of Common Stock

During the three months ended March 31, 2014, 128,800 shares of common stock were issued in conjunction with the vesting and release of restricted stock units, 64,700 shares of common stock were issued due to the exercise of stock options and 18,280 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $1.8 million. Additionally, during the three months ended March 31, 2014, 68,185 shares of outstanding common stock with a value of $2.0 million were repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock awards. As of March 31, 2014, there was $50.0 million available under the Company’s share repurchase program, and there were no repurchases under the program during the three months ended March 31, 2014.

Stock-Based Compensation

The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations was as follows (in millions):

	Three months ended March 31,

	2014	2013
Cost of sales	$0.2	$0.2
Research and development	0.4	0.4
Sales and marketing	0.3	0.1
General and administrative	1.3	1.4

Total stock-based compensation expense	$2.2	$2.1

Total compensation expense recognized for the three months ended March 31, 2014 and 2013 includes $1.4 million and $1.3 million related to stock options and $0.8 million and $0.8 million related to restricted stock, respectively. As of March 31, 2014, total unrecognized compensation expense related to non-vested stock options was $7.8 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years. As of March 31, 2014, total unrecognized compensation expense related to non-vested restricted stock was $1.5 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three months ended March 31, 2014 and 2013.

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Three months ended March 31,

	2014	2013
Risk-free interest rate	1.57%	0.86%
Expected option life (in years)	5.75	5.51
Volatility rate	42%	44%
Dividend rate	0%	0%

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2014 and 2013 was $11.32 and $9.12, respectively. The Company granted 451,574 and 477,622 stock options during the three months ended March 31, 2014 and 2013, respectively. The weighted-average grant date fair value of restricted stock granted during the three months ended March 31, 2014 and 2013 was $28.29 and $23.00, respectively. The Company granted 57,517 and 48,575 shares of restricted stock during the three months ended March 31, 2014 and 2013, respectively. The grant date fair value of restricted stock is determined based on the closing market price of the Company’s common stock on the grant date.

Note 8. Industry and Geographic Information

The Company operates in one reportable segment. Sales to customers outside the U.S. represented $7.1 million (15%) and $7.4 million (12%) of total revenue for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, balances due from foreign customers were $4.4 million and $3.2 million, respectively.

The Company had sales to an individual customer in excess of 10% of total revenues, as follows:

	Three months ended March 31,

	2014	2013
Customer:
A	18%	15%
B	15%	13%
C	13%	10%

	46%	38%

As of March 31, 2014 and December 31, 2013, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $2.1 million and $19.6 million, respectively.

Note 9. Commitments and Contingencies

Legal

The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. At March 31, 2014 and December 31, 2013, the Company had $0.3 million accrued as a liability for various legal matters where the Company deemed the liability probable and estimable.

Licensing Arrangements

The Company has entered into various other licensing and royalty agreements, which largely require payments based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of $0.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

Research and Development Agreements

The Company has entered into various research and development agreements which provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on the Company’s achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. At March 31, 2014 and December 31, 2013, total current commitments due under the terms of these agreements are estimated at $2.0 million and $2.3 million, respectively. The commitments will fluctuate as the Company agrees to new phases of development under the existing arrangements.

Contingent Consideration

In conjunction with the acquisition of BioHelix Corporation (“BioHelix”) in May 2013, the Company agreed to contingent consideration ranging from $5.0 million to $13.0 million upon achievement of certain research and development milestones and revenue targets through 2018. A payment of $0.9 million was disbursed in the fourth quarter of 2013 and $1.1 million was disbursed during the first quarter of 2014. As of March 31, 2014, the current portion of the contingent consideration is $1.6 million and the non-current portion of the contingent consideration is $5.8 million. The fair value of contingent consideration to be settled in cash related to the acquisition is estimated based on the Monte Carlo Simulation Model for the royalty earn-out and probability weighted models for the research and development earn-out.

In August 2013, the Company completed a business combination accomplished by acquiring the assets of Andiatec (“Andiatec”), a privately-held, diagnostics company, based in Germany. The Company agreed to contingent consideration of up to $0.7 million upon achievement of certain revenue targets through 2016. As of March 31, 2014 the fair value of the contingent consideration was $0.3 million based on the Monte Carlo Simulation Model, which is included in non-current contingent consideration on the Balance Sheet. In addition, the Company agreed to pay the founder of Andiatec contingent payments of up to $4.0 million upon achievement of certain research and development milestones, subject to, continued employment. During the first quarter of 2014, the Company paid $0.3 million for the achievement of agreed upon research and development milestones. These costs are recorded as compensation expense included in research and development expense in the Consolidated Statements of Operations.

Note 10. Lease Obligation

During 1999, the Company completed a sale and leaseback transaction of its San Diego facility. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under the guidance in ASC Topic 840-40, Accounting for Sales of Real Estate. The assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company will amortize the lease obligation over this new term. The amount of the monthly rental payments remains the same under the amendment. The combined carrying value of the land and building subject to this lease, net of accumulated depreciation, was $2.1 million as of both March 31, 2014 and December 31, 2013. In addition, the Company has the option to purchase the general partner’s interest in the partnership in January 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership of approximately $0.3 million for each of the three months ended March 31, 2014 and 2013.

Note 11. Fair Value Measurements

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	3,053	—	—	3,053	3,056	—	—	3,056

Total assets measured at fair value	$3,053	$—	$—	$3,053	$3,056	$—	$—	$3,056

Liabilities:
Senior Credit Facility	—	—	—	—	—	—	—	—
Contingent consideration	—	—	7,746	7,746	—	—	8,808	8,808

Total liabilities measured at fair value	$—	$—	$7,746	$7,746	$—	$—	$8,808	$8,808

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three month period ended March 31, 2014 and the year ended December 31, 2013.

The Company used Level 1 inputs to determine the fair value of its cash equivalents, which primarily consist of funds held in a money market account, and as such, the carrying value of cash equivalents approximates fair value. As of March 31, 2014 and December 31, 2013, the carrying value of cash equivalents was $3.1 million. There were no borrowings under the Senior Credit Facility as of March 31, 2014 and December 31, 2013.

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the Monte Carlo Simulation Model for the royalty earn-out portions of the contingent liability and probability weighted models for the research and development earn-out. These are Level 3 measurements. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. Due to changes in the estimated payments and a shorter discounting period, the fair value of the contingent consideration liabilities changed, resulting in a $42,000 loss recorded in research and development expense in the Consolidated Statements of Operations during the three months ended March 31, 2014.

Changes in estimated fair value of contingent consideration liabilities from December 31, 2013 through March 31, 2014 are as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2013	$8,808
Cash payments	(1,109)
Losses recorded for fair value adjustments	42
Unrealized loss on foreign currency translation	5

Balance at March 31, 2014	$7,746

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.

Future Uncertainties and Forward-Looking Statements

This Quarterly Report on Form 10-Q forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, fluctuations in our operating results resulting from seasonality, the timing of the onset, length and severity of cold and flu seasons, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, adverse changes in competitive conditions in domestic and international markets, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, changes in sales levels as it relates to the absorption of our fixed costs, lower than anticipated market penetration of our products, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors and changes in the health care market and consolidation of our customer base; our development and protection of intellectual property; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our reliance on sales of our influenza diagnostics tests; our ability to manage our growth strategy, including our ability to integrate companies or technologies we have acquired or may acquire; intellectual property risks, including but not limited to, infringement litigation; limitations and covenants in our senior credit facility; that we may incur significant additional indebtedness; our need for additional funds to finance our operating needs; volatility and disruption in the global capital and credit markets; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; adverse actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”); changes in government policies; compliance with other government regulations, such as safe working conditions, manufacturing practices, environmental protection, fire hazard and disposal of hazardous substances; third-party reimbursement policies; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance; interruption to our computer systems; the loss of key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into US markets; volatility in our stock price; dilution resulting from future sales of our equity; and provisions in our charter documents and Delaware law that might delay stockholder actions with respect to business combinations or the election of directors. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the upcoming fiscal year, including projections about our revenue, gross margins, and expenses; projected capital expenditures for the upcoming fiscal year, including the components thereof, and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals and objectives; that point-of-care testing is increasing; that we will continue to make substantial expenditures for research and development activities; our reliance on key distributors; that influenza test revenues will continue to be a significant portion of our total revenue; industry consolidation and competition trends; competition for management and key personnel; that we may enter into additional foreign currency exchange risk sharing arrangements; that the price of our common stock will continue to fluctuate; our exposure to claims and litigation; expectations regarding grant revenues and expenditures in 2014; that we will continue to incur substantial royalty and license expenses; the exposure of our money market assets to market fluctuation risk; and our intention to continue to evaluate technology and Company acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto beginning on page 7 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.

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

Outlook

We continue to see momentum in sales of Sofia and molecular assays. In 2014, we will continue to focus on prudently managing our business and delivering long-term sustainable growth through the creation of a broader based diagnostic company targeting larger and faster growing markets. We anticipate continued and significant investment in research and development, divided relatively equally between the Sofia and molecular programs. In addition, we continue to invest in our U.S. sales organization and related marketing programs, both of which are associated with recent product launches. We also will continue to evaluate opportunities to acquire new product lines, technologies and companies that would enable us to more quickly build a broader-based diagnostic company.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Total Revenues

The following table compares total revenues for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	For the three months ended
	March 31,		Increase (Decrease)
	2014	2013	$	%
Infectious disease net product sales	$35,839	$49,406	$(13,567)	-27%
Women’s health net product sales	8,117	8,613	(496)	-6%
Gastrointestinal disease net product sales	1,624	1,526	98	6%
Other net product sales	51	1,474	(1,423)	-97%
Royalty, license fees and grant revenue	1,042	976	66	7%

Total revenues	$46,673	$61,995	$(15,322)	-25%

For the three months ended March 31, 2014, total revenue decreased to $46.7 million from $62.0 million for the three months ended March 31, 2013. The decrease in total revenues was primarily due to a weak cold and flu season during 2013/2014 adversely affecting sales of influenza and strep product sales by $13.6 million. The decrease in total revenues was also driven by $1.4 million lower veterinary product sales due to timing of customer orders.

Royalty, license fees and grant revenue primarily relates to $0.7 million and $0.6 million earned in both the three months ended March 31, 2014 and 2013, respectively, in conjunction with the Bill and Melinda Gates Foundation grant.

Cost of Sales

Cost of sales was $20.2 million, or 43% of total revenues for the three months ended March 31, 2014 compared to $19.5 million, or 32% of total revenues for the three months ended March 31, 2013. The increase in cost of sales as a percentage of total revenues is primarily driven by product mix and lower production volumes resulting in a decreased leverage of fixed overhead costs.

Operating Expenses

The following table compares operating expenses for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	For the three months ended
	March 31,
	2014		2013
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$9,081	19%	$7,524	12%	$1,557	21%
Sales and marketing	$9,927	21%	$8,442	14%	$1,485	18%
General and administrative	$7,397	16%	$7,529	12%	$(132)	-2%
Amortization of intangible assets from acquired businesses and technology	$2,208	5%	$1,764	3%	$444	25%

Research and Development Expense

Research and development expense for the three months ended March 31, 2014 increased from $7.5 million to $9.1 million primarily due to increases related to the acquisitions of BioHelix and Andiatec totaling $0.7 million. Also contributing to the increase was a reduction in the reimbursement for research and development costs of $1.1 million for the three months ended March 31, 2014, associated with a third-party collaboration agreement.

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

Sales and Marketing Expense

Sales and marketing expense for the three months ended March 31, 2014 increased from $8.4 million to $9.9 million driven by increased investment in our sales organization, including personnel, travel and training costs related to new products. Other key components of this expense relate to continued investment in existing products and customer marketing programs.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2014 decreased slightly from $7.5 million to $7.4 million related to decreases in medical device excise tax of $0.2 million, professional services related to business development activities of $0.2 million, stock-based compensation expense of $0.1 million, and costs associated with our new enterprise resource planning (ERP) system of $0.1 million. These decreases were offset by increases in the number of employees and related costs of $0.4 million.

Amortization of Intangible Assets from Acquired Businesses and Technology

Amortization of intangible assets from acquired businesses consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisitions of Diagnostic Hybrids, Inc., BioHelix, and Andiatec. Amortization of intangible assets from acquired technology consists primarily of expense associated with purchased technology.

Other Income (Expense)

Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.

Income Taxes

Our effective tax rate for the three months ended March 31, 2014 and 2013 was 36% and 27%, respectively. We recognized an income tax benefit of $0.9 million for the three months ended March 31, 2014 primarily due to the net loss during the first quarter of 2014 compared to net income during the first quarter of 2013 resulting in income tax expense of $4.6 million for the three months ended March 31, 2013. On January 3, 2013, the American Taxpayer Relief Act of 2012 was

signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, the benefit related to the 2012 federal research and development credit of approximately $0.5 million was recorded in the first quarter of 2013 as a discrete item. The benefit related to 2013 research activities is included in the full year effective tax rate. There was no such federal research and development credit for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, the principal sources of liquidity consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Cash and cash equivalents	$25,160	$8,388
Restricted cash included in prepaid expenses and other current assets	546	969

Cash, cash equivalents, and restricted cash	$25,706	$9,357

Working capital including cash, cash equivalents, and restricted cash	$57,271	$54,610

Amount available to borrow under the Senior Credit Facility	$115,157	$140,000

During the year ended December 31, 2013, the Company received cash, pursuant to a grant agreement, which is restricted as to use until expenditures contemplated in the grant are made. As of March 31, 2014 and December 31, 2013, the Company recorded this restricted cash as a component of prepaid expenses and other current assets as the Company anticipates making expenditures under the grant in 2014. The amount available to us under our Senior Credit Facility can fluctuate from time to time due to, among other factors, our funded debt to adjusted EBITDA ratio.

Cash provided by operating activities was $22.2 million during the three months ended March 31, 2014. We had a net loss of $1.5 million, including non-cash charges of $9.6 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation. We also had a decrease in accounts receivable of $13.3 million due to the seasonal nature of our business. Cash provided by operating activities was $34.4 million during the three months ended March 31, 2013. We had net income of $12.4 million, including non-cash charges of $9.2 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation.

Our investing activities used $4.1 million during the three months ended March 31, 2014 and $3.7 million during the three months ended March 31, 2013 primarily related to the acquisition of production equipment, instruments available for lease and building improvements.

We are planning approximately $6.9 million in capital expenditures for the remainder of 2014. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, implement facility improvements, and for the purchase or development of information technology. We plan to fund these capital expenditures with cash flow from operations and other available sources of liquidity.

Cash used for financing activities of $1.3 million during the three months ended March 31, 2014 primarily related to repurchases of common stock of $2.0 million and payments on acquisition contingencies of $1.1 million, which were partially offset by proceeds from issuance of common stock of $1.8 million. Cash used for financing activities of $1.2 million during the three months ended March 31, 2013 primarily related to repayments under our Senior Credit Facility of $5.0 million, which were partially offset by proceeds from issuance of common stock, net of repurchases of $3.0 million.

On August 10, 2012, we entered into an amended and restated $140.0 million Senior Credit Facility, which matures on August 10, 2017. The Senior Credit Facility amended and restated our $120.0 million senior secured credit facility dated October 8, 2008. As part of this amendment, we incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. We had previously recorded $0.6 million related to the original credit facility. As of March 31, 2014 and December 31, 2013, we had $1.1 million and $1.2 million of deferred financing costs included as a portion of other non-current assets. The Senior Credit Facility bears interest at either LIBOR or the base rate, plus, in each case, the applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. We are also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all of our present and future assets and properties. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and our funded debt to adjusted EBITDA ratio. As of March 31, 2014 and December 31, 2013, the Company had no borrowing outstanding under the Senior Credit Facility. As of March 31, 2014, the Company was in compliance with all financial covenants.

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

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any relationships or other arrangements with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, customer programs and incentives, bad debts, inventories, intangible assets, software development costs, stock-based compensation, restructuring, contingencies and litigation, contingent consideration, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had no borrowings outstanding under our Senior Credit Facility at March 31, 2014. If the we had borrowings under the credit facility the interest rate would have been 1.40% as of March 31, 2014. Based on the Company’s market risk sensitive instruments outstanding at March 31, 2014 and December 31, 2013, we have determined there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of such dates.

The Company’s current investment policy with respect to cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although the Company continually evaluates the placement of investments, as of March 31, 2014, cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.

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

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information set forth in the section entitled Legal under Note 9 in the Notes to the Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.

ITEM 1A.	Risk Factors

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. For a detailed description of our risk factors, refer to Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2014:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
January	11,471	$31.44	—	$50,000,000
February	3,519	27.94	—	50,000,000
March	53,195	28.04	—	50,000,000

Total	68,185	$28.61	—	$50,000,000

(1)	We withheld 68,185 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended March 31, 2014.
(2)	On April 23, 2013, we announced that our Board of Directors authorized us to repurchase up to an aggregate of $50.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. The repurchase program will expire on April 22, 2015 unless extended by our Board of Directors.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

10.1(1)	2014 Cash Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 28, 2014.)

10.2(1)	2014 Employee Deferred Bonus Compensation Program. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 28, 2014.)

10.3(1)	2014 Equity Incentive Plan Grants to the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 28, 2014.)

10.4(1)	2014 Annual Base Salaries for the Company’s Executive Officers, effective as of February 28, 2014. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on February 28, 2014.)

31.1	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Linkbase Document

101	XBRL Taxonomy Extension Definition Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document

(1)	Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2014	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)

4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)

10.1(1)	2014 Cash Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 28, 2014.)

10.2(1)	2014 Employee Deferred Bonus Compensation Program. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 28, 2014.)

10.3(1)	2014 Equity Incentive Plan Grants to the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 28, 2014.)

10.4(1)	2014 Annual Base Salaries for the Company’s Executive Officers, effective as of February 28, 2014. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on February 28, 2014.)

31.1	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Linkbase Document

101	XBRL Taxonomy Extension Definition Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document

(1)	Indicates a management plan or compensatory plan or arrangement.