Form 10-Q
period 2014-06-30
QUIDEL CORP /DE/
filed 2014-07-24
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-10961
 ____________________________________________________________________________
QUIDEL CORPORATION
(Exact name of Registrant as specified in its charter)
  ____________________________________________________________________________

Delaware	94-2573850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12544 High Bluff Drive, Suite 200, San Diego, California 92130
(Address of principal executive offices, including zip code)
(858) 552-1100
(Registrant’s telephone number, including area code)
10165 McKellar Court, San Diego, California 92121
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2014, 34,309,086 shares of common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,075	$8,388
Accounts receivable, net	17,233	29,928
Inventories	23,525	27,639
Deferred tax asset—current	8,234	8,362
Prepaid expenses and other current assets	4,949	4,302
Total current assets	72,016	78,619
Property, plant and equipment, net	50,302	48,057
Goodwill	80,763	80,763
Intangible assets, net	53,838	62,262
Other non-current assets	1,595	1,784
Total assets	$258,514	$271,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,890	$6,950
Accrued payroll and related expenses	6,070	7,485
Current portion of lease obligation	474	441
Current portion of contingent consideration (see Note 9)	1,616	1,493
Other current liabilities	5,557	7,640
Total current liabilities	19,607	24,009
Lease obligation, net of current portion	4,880	5,126
Contingent consideration—non-current (see Note 9)	6,119	7,315
Deferred tax liability—non-current	2,759	6,318
Income taxes payable	2,076	2,118
Deferred rent	2,061	1,746
Other non-current liabilities	1,166	1,074
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 34,274 and 34,073 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	34	34
Additional paid-in capital	205,523	201,021
Accumulated other comprehensive income	3	18
Retained earnings	14,286	22,706
Total stockholders’ equity	219,846	223,779
Total liabilities and stockholders’ equity	$258,514	$271,485
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total revenues	$31,488	$29,706	$78,161	$91,701
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1,571, $1,511, $3,142 and $2,949, respectively)	15,902	13,671	36,149	33,218
Research and development	8,127	7,945	17,208	15,469
Sales and marketing	9,393	7,120	19,320	15,562
General and administrative	5,843	5,901	13,070	13,264
Amortization of intangible assets from acquired businesses and technology	2,208	2,022	4,416	3,786
Total costs and expenses	41,473	36,659	90,163	81,299
Operating (loss) income	(9,985)	(6,953)	(12,002)	10,402
Interest expense, net	(372)	(359)	(731)	(723)
(Loss) income before taxes	(10,357)	(7,312)	(12,733)	9,679
Benefit for income taxes	(3,449)	(5,557)	(4,313)	(933)
Net (loss) income	$(6,908)	$(1,755)	$(8,420)	$10,612
Basic (loss) earnings per share	$(0.20)	$(0.05)	$(0.25)	$0.31
Diluted (loss) earnings per share	$(0.20)	$(0.05)	$(0.25)	$0.30
Shares used in basic per share calculation	34,347	33,802	34,271	33,658
Shares used in diluted per share calculation	34,347	33,802	34,271	34,716
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(6,908)	$(1,755)	$(8,420)	$10,612
Other comprehensive (loss) income, net of tax
Changes in cumulative translation adjustment	(4)	—	(15)	—
Comprehensive (loss) income	$(6,912)	$(1,755)	$(8,435)	$10,612
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six months ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net (loss) income	$(8,420)	$10,612
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other	13,693	12,123
Stock-based compensation expense	3,479	4,028
Change in deferred tax assets and liabilities	(3,559)	3,363
Excess tax benefit from share-based compensation	—	(937)
Change in fair value of acquisition contingencies	42	—
Changes in assets and liabilities:
Accounts receivable	12,688	19,213
Inventories	4,114	(9,128)
Income taxes receivable	(1,154)	(2,266)
Prepaid expenses and other current and non-current assets	656	1,491
Accounts payable	(1,365)	(1,959)
Accrued payroll and related expenses	(813)	(985)
Income taxes payable	182	(3,803)
Other current and non-current liabilities	(2,251)	(2,436)
Net cash provided by operating activities	17,292	29,316
INVESTING ACTIVITIES:
Acquisitions of property and equipment	(6,619)	(11,748)
Acquisition of BioHelix, net of cash acquired	—	(9,150)
Acquisition of intangibles	(92)	(1,142)
Net cash used for investing activities	(6,711)	(22,040)
FINANCING ACTIVITIES:
Payments on lease obligation	(213)	(184)
Repurchases of common stock	(1,951)	(858)
Proceeds from issuance of common stock	2,376	4,922
Excess tax benefit from share-based compensation	—	937
Payment on line of credit	—	(5,000)
Payments on acquisition contingencies	(1,109)	—
Net cash used for financing activities	(897)	(183)
Effect of exchange rates on cash	3	—
Net increase in cash and cash equivalents	9,687	7,093
Cash and cash equivalents, beginning of period	8,388	14,856
Cash and cash equivalents, end of period	$18,075	$21,949
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$467	$571
Cash paid for income taxes	$443	$1,900
NON-CASH INVESTING ACTIVITIES:
Purchase of capital equipment by incurring current liabilities	$452	$1,007
NON-CASH FINANCING ACTIVITIES:
Reduction of other current liabilities upon issuance of restricted share units	$663	$456
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
The information at June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, is unaudited. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
The Company reclassified $0.2 million and $0.3 million from general and administrative expense to interest expense for the three and six months ended June 30, 2013, respectively, to conform to current year presentation. These reclassifications had no impact on net earnings or on the previously reported financial position of the Company.
For 2014 and 2013, the Company’s fiscal year will or has ended on December 28, 2014 and December 29, 2013, respectively. For 2014 and 2013, the Company’s second quarter ended on June 29, 2014 and June 30, 2013, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and six month periods ended June 30, 2014 and 2013 each included 13 and 26 weeks, respectively.
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
The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna™ MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities. The Company received milestone payments of $2.5 million in 2013 and expects to receive milestone payments of $1.8 million in 2014 and $1.4 million in 2015. The Company will recognize grant revenue on the lesser of the amount recognized on a straight-line basis or the amount that is non-refundable through the end of the agreement, which is December 31, 2015. The Company recognized $0.7 million for each of the three months ended June 30, 2014 and 2013 as grant revenue associated with this grant. The Company recognized $1.3 million for each of the six months ended June 30, 2014 and 2013 as grant revenue associated with this grant. None of the cash received under the grant was restricted at June 30, 2014. The Company included $1.0 million of restricted cash as a component of prepaid expenses and other current assets and as a component of other current liabilities as of December 31, 2013.
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
Collaborative Arrangement
In July 2012, the Company entered into a collaborative arrangement with Life Technologies Corporation for the development of molecular assays. ASC Topic 808, Collaborative Arrangements (“ASC 808”), defines a collaborative arrangement as an arrangement where the parties are active participants and have exposure to significant risks. The Company is accounting for the joint development and commercialization activities with the third-party as a joint risk sharing collaboration in accordance with ASC 808. Payments received or due from Life Technologies Corporation totaled $3.0 million in 2012, $1.4 million in 2013, and $0.4 million payment in July 2014. The Company does not expect additional payments during the remainder of 2014. The reimbursement represents approximately 50% of project development costs based upon mutually agreed upon project plans for each molecular assay. The reimbursements are recorded as a reduction to research and development expense in the accompanying consolidated financial statements, to the extent that they are less than related expenditures for research and development activities subsequent to the date of the contract. The Company recognized $0.4 million of such reimbursements as a reduction to research and development expense for the three months ended June 30, 2014. The Company recognized no such reimbursements as a reduction to research and development expense for the three months ended June 30, 2013. The Company recognized $0.4 million and $1.1 million of such reimbursements as a reduction to research and development expense for the six months ended June 30, 2014 and 2013, respectively.
In March 2013, the Company entered into a six year instrument supply agreement (the “March 2013 Agreement”) with Life Technologies Corporation. Pursuant to the March 2013 Agreement the Company paid $0.8 million for distribution rights to sell Life Technologies Corporation’s QuantStudio™ DX diagnostic laboratory instrument for use in the infectious disease field, along with the assays developed under the collaborative agreement.
Recent Accounting Pronouncement
In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. This guidance is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently evaluating the impact of this guidance and will adopt the standard in the first quarter of 2017.

Note 2. Computation of (Loss) Earnings Per Share
For the three and six months ended June 30, 2014 , basic (loss) earnings per share were computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding, including vested restricted stock awards, during the period. Diluted earnings per share reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested restricted stock awards. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested restricted stock awards. For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share as their effect would be anti-dilutive. For periods in which the Company has earnings, stock options are excluded from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. For the three and six months ended June 30, 2014, there were no differences between the number of common shares used for the basic and diluted earnings per share (“EPS”) computation as the Company incurred a net loss. For the three and six months ended June 30, 2014, 1.0 million and 1.1 million, respectively, stock options and shares of restricted stock were excluded from diluted loss per share that would have been included if the Company had been in a net income position. Additionally, stock options totaling 1.4 million and 1.0 million for the three and six months ended June 30, 2014, respectively, were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive. For the three and six months ended June 30, 2014, there were no participating securities. As such, the treasury stock method was applied in calculating EPS rather than the more dilutive of the treasury stock or the two-class method, as performed in previous periods.
For the three and six months ended June 30, 2013, diluted net income per share was reported based on the more dilutive of the treasury stock or the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. For the six months ended June 30, 2013, the Company’s unvested restricted stock awards and certain unvested restricted stock units met the definition of participating securities. Basic net income per share under the two-class method was computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share under the two-class method was computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Stock options totaling 0.6 million and 0.4 million for the three and six months ended June 30, 2013 were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive. For the three months ended June 30, 2013, there were no differences between the number of common shares used for the basic and diluted EPS computation as the Company incurred a net loss. Additionally, for the three months ended June 30, 2013, 1.1 million stock options and shares of restricted stock were excluded from diluted loss per share that would have been included if the Company had been in a net income position.

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

Note 3. Inventories
Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories consisted of the following, net of reserves of $1.0 million and $0.6 million at June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$10,585	$11,938
Work-in-process (materials, labor and overhead)	8,249	9,831
Finished goods (materials, labor and overhead)	4,691	5,870
Total inventories	$23,525	$27,639

Note 4. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Customer incentives	$2,792	$3,068
Unearned grant revenue	723	2,029
Accrued research and development costs	287	240
Other	1,755	2,303
Total other current liabilities	$5,557	$7,640

Note 5. Income Taxes
The Company recognized an income tax benefit of $3.4 million and $5.6 million for the three months ended June 30, 2014 and 2013, which represents an effective tax rate of 33% and 76%, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized an income tax benefit of $4.3 million and $0.9 million, which represents an effective tax rate of 34% and (10)%, respectively. During the three months ended June 30, 2013, the Company was notified by the Internal Revenue Service that the Congressional Joint Committee of Taxation had completed its review and proposed no changes to the Company’s tax returns filed for the tax periods 2008 through 2010. As a result, the Company released tax reserves and related interest of approximately $3.5 million as a discrete item. Additionally, on January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research credit for the 2012 and 2013 years. Accordingly, the benefit related to the 2012 federal research credit of approximately $0.5 million was recorded in the first quarter of 2013 as a discrete item. The benefit related to 2013 research activities was included in the 2013 full year effective tax rate. The federal research credit expired for costs incurred subsequent to December 31, 2013, and as a result, there was no such benefit for the three and six months ended June 30, 2014.
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

Note 6. Line of Credit
On August 10, 2012, the Company entered into an amended and restated $140.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on August 10, 2017. As part of this amendment, the Company incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. The Company had previously recorded $0.6 million related to the prior credit facility. Deferred financing costs are amortized on a straight-line basis over the term of the Senior Credit Facility. As of June 30, 2014 and December 31, 2013, the Company had deferred financing costs of $1.0 million and $1.2 million, respectively, included as a portion of other non-current assets. The Senior Credit Facility bears interest at either the London Interbank Offered Rate (“LIBOR”) or the base rate, plus, in each case, an applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. The Company is also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation, amortization, and stock-based compensation) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company.
As of June 30, 2014 and December 31, 2013 the Company had no borrowings outstanding. The Company had $37.4 million available under the Senior Credit Facility as of June 30, 2014. The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility and its funded debt to adjusted EBITDA ratio. As of June 30, 2014, the Company was in compliance with all financial covenants.

Note 7. Stockholders’ Equity
Issuances and Repurchases of Common Stock
During the six months ended June 30, 2014, 135,872 shares of common stock were issued in conjunction with the vesting and release of restricted stock units, 114,107 shares of common stock were issued due to the exercise of stock options and 18,280 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $2.4 million. Additionally, during the six months ended June 30, 2014, 68,185 shares of outstanding common stock with a value of $2.0 million were repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock awards. As of June 30, 2014, there was $50.0 million available under the Company’s share repurchase program, and there were no repurchases under the program during the six months ended June 30, 2014.

Stock-Based Compensation
The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,

	2014	2013	2014	2013
Cost of sales	$0.1	$0.2	$0.3	$0.4
Research and development	0.2	0.3	0.6	0.7
Sales and marketing	0.2	0.2	0.5	0.3
General and administrative	0.8	1.2	2.1	2.6
Total stock-based compensation expense	$1.3	$1.9	$3.5	$4.0
Total compensation expense recognized for the three months ended June 30, 2014 and 2013 includes $1.0 million and $1.0 million related to stock options and $0.3 million and $0.9 million related to restricted stock, respectively. Total compensation expense recognized for the six months ended June 30, 2014 and 2013 includes $2.4 million and $2.3 million related to stock options and $1.1 million and $1.7 million related to restricted stock, respectively. As of June 30, 2014, total unrecognized compensation expense related to non-vested stock options was $7.6 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years. As of June 30, 2014, total unrecognized compensation expense related to non-vested restricted stock was $1.8 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and six months ended June 30, 2014 and 2013.
The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Six months ended June 30,

	2014	2013
Risk-free interest rate	1.58%	0.86%
Expected option life (in years)	5.77	5.53
Volatility rate	42%	44%
Dividend rate	—%	—%
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2014 and 2013 was $10.96 and $9.19, respectively. The Company granted 535,128 and 529,134 stock options during the six months ended June 30, 2014 and 2013, respectively. The weighted-average grant date fair value of restricted stock granted during the six months ended June 30, 2014 and 2013 was $25.46 and $23.18, respectively. The Company granted 108,030 and 68,994 shares of restricted stock during the six months ended June 30, 2014 and 2013, respectively. The grant date fair value of restricted stock is determined based on the closing market price of the Company’s common stock on the grant date.

Note 8. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented $13.0 million (17%) and $12.7 million (14%) of total revenue for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, balances due from foreign customers were $3.9 million and $3.2 million, respectively.
The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Six months ended June 30,

	2014	2013
Customer:
A	14%	15%
B	8%	11%
	22%	26%
As of June 30, 2014 and December 31, 2013, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $1.7 million and $19.6 million, respectively.

Note 9. Commitments and Contingencies
Legal
The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. At June 30, 2014 and December 31, 2013, the Company had $0.3 million accrued as a liability for various legal matters where the Company deemed the liability probable and estimable.
Licensing Arrangements
The Company has entered into various other licensing and royalty agreements, which largely require payments based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of $0.2 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. The Company had royalty and license expenses relating to those agreements of $0.5 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.
Research and Development Agreements
The Company has entered into various research and development agreements which provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on the Company’s achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. At June 30, 2014 and December 31, 2013, total current commitments due under the terms of these agreements are estimated at $4.6 million and $2.3 million, respectively. The commitments will fluctuate as the Company agrees to new phases of development under the existing arrangements.
Contingent Consideration
In conjunction with the acquisition of BioHelix Corporation (“BioHelix”) in May 2013, the Company agreed to contingent consideration ranging from $5.0 million to $13.0 million upon achievement of certain research and development milestones and revenue targets through 2018. A payment of $0.9 million was disbursed in the fourth quarter of 2013 and $1.1 million was disbursed during the first quarter of 2014. As of June 30, 2014, the current portion of the contingent consideration is $1.6 million and the non-current portion of the contingent consideration is $5.8 million. The fair value of contingent consideration to be settled in cash related to the acquisition is estimated based on the Monte Carlo Simulation Model for the royalty earn-out and probability weighted models for the research and development earn-out.
In August 2013, the Company completed a business combination accomplished by acquiring the assets of AnDiaTec (“AnDiaTec”), a privately-held, diagnostics company, based in Germany. The Company agreed to contingent consideration of up to $0.7 million upon achievement of certain revenue targets through 2016. As of June 30, 2014 the fair value of the contingent consideration was $0.3 million based on the Monte Carlo Simulation Model, which is included in non-current contingent consideration on the Balance Sheet. In addition, the Company agreed to pay the founder of AnDiaTec contingent payments of up to $4.0 million upon achievement of certain research and development milestones, subject to, continued employment. During the six months ended June 30, 2014, the Company paid $0.3 million for the achievement of agreed upon research and development milestones. These costs are recorded as compensation expense included in research and development expense in the Consolidated Statements of Operations.

Note 10. Lease Obligation
During 1999, the Company completed a sale and leaseback transaction of its San Diego facility. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under the guidance in ASC Topic 840-40, Accounting for Sales of Real Estate. The assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company is amortizing the lease obligation over the new lease term. The amount of the monthly rental payments remains the same under the amendment. The combined carrying value of the land and building subject to this lease, net of accumulated depreciation, was $2.0 million and $2.1 million as of both June 30, 2014 and December 31, 2013, respectively. In addition, the Company has the option to purchase the general partner’s interest in the partnership in January 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership of approximately $0.3 million for each of the three months ended June 30, 2014 and 2013 and $0.6 million for each of the six months ended June 30, 2014 and 2013.

Note 11. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,055	$—	$—	$3,055	$3,056	$—	$—	$3,056
Total assets measured at fair value	$3,055	$—	$—	$3,055	$3,056	$—	$—	$3,056
Liabilities:
Senior Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—
Contingent consideration	—	—	7,735	7,735	—	—	8,808	8,808
Total liabilities measured at fair value	$—	$—	$7,735	$7,735	$—	$—	$8,808	$8,808
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three and six month period ended June 30, 2014 and the year ended December 31, 2013.
The Company used Level 1 inputs to determine the fair value of its cash equivalents, which primarily consist of funds held in a money market account, and as such, the carrying value of cash equivalents approximates fair value. As of June 30, 2014 and December 31, 2013, the carrying value of cash equivalents was $3.1 million. There were no borrowings under the Senior Credit Facility as of June 30, 2014 and December 31, 2013.
The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the Monte Carlo Simulation Model for the royalty earn-out portions of the contingent liability and probability weighted models for the research and development earn-out. These are Level 3 measurements. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. Due to changes in the estimated payments and a shorter discounting period, the fair value of the contingent consideration liabilities changed, resulting in a $42,000 loss recorded in research and development expense in the Consolidated Statements of Operations during the three and six months ended June 30, 2014.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2013 through June 30, 2014 are as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2013	$8,808
Cash payments	(1,116)
Losses recorded for fair value adjustments	42
Unrealized loss on foreign currency translation	1
Balance at June 30, 2014	$7,735

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this quarterly report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, fluctuations in our operating results resulting from seasonality, the timing of the onset, length and severity of cold and flu seasons, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, adverse changes in competitive conditions in domestic and international markets, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, changes in sales levels as it relates to the absorption of our fixed costs, lower than anticipated market penetration of our products, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors and changes in the health care market and consolidation of our customer base; our development and protection of intellectual property; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our reliance on sales of our influenza diagnostics tests; our ability to manage our growth strategy, including our ability to integrate companies or technologies we have acquired or may acquire; intellectual property risks, including but not limited to, infringement litigation; limitations and covenants in our senior credit facility; that we may incur significant additional indebtedness; our need for additional funds to finance our operating needs; volatility and disruption in the global capital and credit markets; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; adverse actions or delays in product reviews by the U.S. Food and Drug Administration (the “FDA”); changes in government policies; compliance with other government regulations, such as safe working conditions, manufacturing practices, environmental protection, fire hazard and disposal of hazardous substances; third-party reimbursement policies; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance and exposure to other litigation claims; interruption to our computer systems; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations and foreign currency exchange risk sharing arrangements, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into US markets; volatility in our stock price; dilution resulting from future sales of our equity; and provisions in our charter documents and Delaware law that might delay stockholder actions with respect to business combinations or the election of directors. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for this fiscal year, including projections about our revenue, gross margins, and expenses; projected capital expenditures for this fiscal year, including the components thereof, and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals and objectives; including, among others, continuing to make substantial investment in research and development and sales and marketing; that we may enter into additional foreign currency exchange risk sharing arrangements; our exposure to claims and litigation; expectations regarding grant revenues and expenditures in the remainder of 2014; that we will continue to incur substantial royalty and license expenses; the exposure of our money market assets to market fluctuation risk; and our intention to continue to evaluate technology and Company acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto beginning on page 7 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.

Overview
We have a leadership position in the development, manufacturing and marketing of rapid diagnostic testing solutions. These diagnostic testing solutions primarily include applications in infectious diseases, women’s health and gastrointestinal diseases. We sell our products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, public health laboratories, leading universities, retail clinics and wellness screening centers. We market our products in the U.S. through a network of national and regional distributors and a direct sales force. Internationally, we sell and market primarily in Japan and Europe through distributor arrangements.
Outlook
We continue to see momentum in sales of Sofia and molecular assays. For the remainder of 2014, we will continue to focus on prudently managing our business and delivering long-term sustainable growth through the creation of a broader based diagnostic company targeting larger and faster growing markets. We anticipate continued and significant investment in research and development, focused primarily on the Sofia and molecular programs. In addition, we continue to invest in our U.S. sales organization and related marketing programs, both of which are associated with recent product launches. We also will continue to evaluate opportunities to acquire new product lines, technologies and companies that would enable us to more quickly build a broader-based diagnostic company.
Three months ended June 30, 2014 compared to the three months ended June 30, 2013
Total Revenues
The following table compares total revenues for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	For the three months ended
	June 30,		Increase (Decrease)
	2014	2013	$	%
Infectious disease net product sales	$18,260	$17,322	$938	5%
Women’s health net product sales	8,704	8,381	323	4%
Gastrointestinal disease net product sales	1,939	1,829	110	6%
Other net product sales	1,634	1,166	468	40%
Royalty, license fees and grant revenue	951	1,008	(57)	(6)%
Total revenues	$31,488	$29,706	$1,782	6%
For the three months ended June 30, 2014, total revenue increased to $31.5 million from $29.7 million for the three months ended June 30, 2013. The increase in total revenues was primarily due to stronger Influenza, Strep and Respiratory Syncytial Virus sales largely driven by market share gains on the Sofia platform. The increase in total revenues was also driven by $0.3 million higher veterinary product sales due to timing of customer orders.
Royalty, license fees and grant revenue primarily relates to $0.7 million earned in both the three months ended June 30, 2014 and 2013, respectively, in conjunction with the Bill and Melinda Gates Foundation grant.
Cost of Sales
Cost of sales was $15.9 million, or 51% of total revenues for the three months ended June 30, 2014 compared to $13.7 million, or 46% of total revenues for the three months ended June 30, 2013. The increase in cost of sales as a percentage of total revenues is primarily driven by product mix, lower production volumes resulting in a decreased leverage of fixed overhead costs, and increased depreciation expense related to Sofia instruments.
Operating Expenses
The following table compares operating expenses for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three months ended June 30,
	2014		2013
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$8,127	26%	$7,945	27%	$182	2%
Sales and marketing	$9,393	30%	$7,120	24%	$2,273	32%
General and administrative	$5,843	19%	$5,901	20%	$(58)	(1)%
Amortization of intangible assets from acquired businesses and technology	$2,208	7%	$2,022	7%	$186	9%
Research and Development Expense
Research and development expense for the three months ended June 30, 2014 increased from $7.9 million to $8.1 million primarily due to increases of $0.9 million for Savanna project (our fully integrated molecular system program) costs and $0.6 million related to the acquisitions of BioHelix and AnDiaTec. This was offset by a reimbursement of research and development costs associated with a third-party collaboration agreement of $0.4 million for the three months ended June 30, 2014 as compared to no reimbursement in the prior year. We also recognized a one-time $0.9 million rebate from a key service provider on the Savanna project, which reduced research and development expense for the three months ended June 30, 2014 .
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
Sales and Marketing Expense
Sales and marketing expense for the three months ended June 30, 2014 increased from $7.1 million to $9.4 million driven by an additional investment in our sales organization through expansion and training of a larger sales force in 2014 relative to 2013 resulting in increased costs of $2.0 million. Other key components of this expense relate to continued investment in customer marketing programs.
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2014 decreased slightly from $5.9 million to $5.8 million due primarily to a reduction of $0.7 million in professional services related to business development activities. This was partially offset by an increase in the number of employees and related costs of $0.5 million.
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
Interest Expense, net
Interest expense primarily relates to interest paid on fees associated with the unused portion of the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.
Income Taxes
Our effective tax rate for the three months ended June 30, 2014 and 2013 was 33% and 76%, respectively. We recognized an income tax benefit of $3.4 million and $5.6 million for the three months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2013, we were notified by the Internal Revenue Service that the Congressional Joint Committee of Taxation had completed its review of and proposed no changes to our tax returns filed for the tax periods 2008 through 2010. As a result, we released tax reserves and related interest of approximately $3.5 million as a discrete item. Additionally, on January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research credit for the 2012 and 2013 years. Accordingly, the benefit related to the 2012 federal research and development credit of approximately $0.5 million was recorded in the first quarter of 2013 as a discrete item. The benefit related to 2013 research activities was included in the 2013 full year effective tax rate. The federal research credit expired for costs incurred subsequent to December 31, 2013, and as a result, there was no such federal research credit for the three months ended June 30, 2014.
Six months ended June 30, 2014 compared to the three months ended June 30, 2013
Total Revenues
The following table compares total revenues for the six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	For the six months ended
	June 30,		Increase (Decrease)
	2014	2013	$	%
Infectious disease net product sales	$54,099	$66,731	$(12,632)	(19)%
Women’s health net product sales	16,821	16,994	(173)	(1)%
Gastrointestinal disease net product sales	3,563	3,355	208	6%
Other net product sales	1,685	2,638	(953)	(36)%
Royalty, license fees and grant revenue	1,993	1,983	10	1%
Total revenues	$78,161	$91,701	$(13,540)	(15)%
For the six months ended June 30, 2014, total revenue decreased to $78.2 million from $91.7 million for the six months ended June 30, 2013. The decrease in total revenues was primarily due to a weak cold and flu season during the fourth quarter of 2013 and first quarter of 2014 adversely affecting sales of Influenza and Strep product sales by $11.1 million. The decrease in total revenues was also driven by $1.0 million lower veterinary product sales due to timing of customer orders.
Royalty, license fees and grant revenue primarily relates to $1.3 million earned in both the six months ended June 30, 2014 and 2013, in conjunction with the Bill and Melinda Gates Foundation grant.
Cost of Sales
Cost of sales was $36.1 million, or 46% of total revenues for the six months ended June 30, 2014 compared to $33.2 million, or 36% of total revenues for the six months ended June 30, 2013. The increase in cost of sales as a percentage of total revenues is primarily driven by decreased volumes due to the weak cold and flu season during the fourth quarter of 2013 and the first quarter of 2014. Additional contributing factors included unfavorable product mix, lower production volumes resulting in a decreased leverage of fixed overhead costs, and increased depreciation expense related to Sofia instruments.

Operating Expenses
The following table compares operating expenses for the six months ended June 30 and 2013 (in thousands, except percentages):

	Six months ended June 30,
	2014		2013
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	17,208	22%	15,469	17%	$1,739	11%
Sales and marketing	19,320	25%	15,562	17%	$3,758	24%
General and administrative	13,070	17%	13,264	14%	$(194)	(1)%
Amortization of intangible assets from acquired businesses and technology	4,416	6%	3,786	4%	$630	17%

Research and Development Expense
Research and development expense for the six months ended June 30, 2014 increased from $15.5 million to $17.2 million primarily due to increases in spend on our molecular platforms, totaling $2.3 million. Also contributing to the increase was a reduction in the reimbursement of research and development costs associated with a third-party collaboration agreement of $0.7 million for the six months ended June 30, 2014 as compared to no reimbursement in the prior year. These increases were offset by a one-time $0.9 million rebate from a key service provider on the Savanna project, which reduced research and development expense in the second quarter of 2014.
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
Sales and Marketing Expense
Sales and marketing expense for the six months ended June 30, 2014 increased from $15.6 million to $19.3 million. $3.6 million of the increase was due to the expansion and training of a larger sales force in 2014 relative to 2013. Other key components of this expense relate to continued investment in customer marketing programs.

General and Administrative Expense
General and administrative expense for the six months ended June 30, 2014 decreased slightly from $13.3 million to $13.1 million related to decreases in medical device excise tax of $0.3 million and professional services related to business development activities of $0.7 million. These decreases were offset by increases in the number of employees and related costs of $0.9 million.
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
Interest Expense, net
Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego facility.
Income Taxes
For the six months ended June 30, 2014 and 2013, we recognized an income tax benefit of $4.3 million and $0.9 million, which represents an effective tax rate of 34% and (10)%, respectively. During the second quarter of 2013, the Company was notified by the Internal Revenue Service that the Congressional Joint Committee of Taxation had completed its review and proposed no changes to the Company’s tax returns filed for the tax periods 2008 through 2010. As a result, the Company released tax reserves and related interest of approximately $3.5 million as a discrete item. Additionally, on January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research credit for the 2012 and 2013 years. Accordingly, the benefit related to the 2012 federal research credit of approximately $0.5 million was recorded in the first quarter of 2013 as a discrete item. The benefit related to 2013 research activities was included in the 2013 full year effective tax rate. The federal research credit expired for costs incurred subsequent to December 31, 2013, and as a result, there was no such benefit for the six months ended June 30, 2014.
Liquidity and Capital Resources
As of June 30, 2014 and December 31, 2013, the principal sources of liquidity consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$18,075	$8,388
Restricted cash included in prepaid expenses and other current assets	—	969
Cash, cash equivalents, and restricted cash	$18,075	$9,357
Working capital including cash, cash equivalents, and restricted cash	$52,409	$54,610
Amount available to borrow under the Senior Credit Facility	$37,400	$140,000
During the year ended December 31, 2013, the Company received cash, pursuant to a grant agreement, which was restricted as to use until expenditures contemplated in the grant were made. As of December 31, 2013, the Company recorded this restricted cash as a component of prepaid expenses and other current assets as the Company anticipated making expenditures under the grant in 2014. During the six months ended June 30, 2014, the Company made all of the expenditures contemplated in the grant, thereby reducing the restricted cash from $1.0 million to $0. The amount available to us under our Senior Credit Facility can fluctuate from time to time due to, among other factors, our funded debt to adjusted EBITDA ratio.
Cash provided by operating activities was $17.3 million during the six months ended June 30, 2014. We had a net loss of $8.4 million, including non-cash charges of $13.7 million of depreciation and amortization of intangible assets and property and equipment and $3.5 million of stock-based compensation. We also had a decrease in accounts receivable of $12.7 million due to the seasonal nature of our business. Cash provided by operating activities was $29.3 million during the six months ended June 30, 2013. We had net income of $10.6 million, including non-cash charges of $16.2 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation.
Our investing activities used $6.7 million during the six months ended June 30, 2014 primarily related to the acquisition of production equipment, instruments available for lease and building improvements. Our investing activities used $22.0 million during the six months ended June 30, 2013 primarily related to the $9.2 million of net cash used for the acquisition of BioHelix. In addition, we used cash for investing activities associated with the acquisition of production and scientific equipment, and building improvements.
We are planning approximately $5.0 million in capital expenditures for the remainder of 2014. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, implement facility improvements, and for the purchase or development of information technology. We plan to fund these capital expenditures with cash flow from operations and other available sources of liquidity.
Cash used for financing activities of $0.9 million during the six months ended June 30, 2014 primarily related to repurchases of common stock of $2.0 million and payments on acquisition contingencies of $1.1 million, which were partially offset by proceeds from issuance of common stock of $2.4 million. Cash used for financing activities of $0.2 million during the six months ended June 30, 2013 primarily related to repayments under our Senior Credit Facility of $5.0 million, which were mostly offset by proceeds from issuance of common stock, net of repurchases of $4.9 million.
On August 10, 2012, we entered into an amended and restated $140.0 million Senior Credit Facility, which matures on August 10, 2017. The Senior Credit Facility amended and restated our $120.0 million senior secured credit facility dated October 8, 2008. As part of this amendment, we incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. We had previously recorded $0.6 million related to the original credit facility. As of June 30, 2014 and December 31, 2013, we had $1.0 million and $1.2 million of deferred financing costs included as a portion of other non-current assets. The Senior Credit Facility bears interest at either LIBOR or the base rate, plus, in each case, the applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on our leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and sales of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; limitation on transactions with affiliates; and limitation on disposition of assets. We are also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. The Senior Credit Facility is secured by substantially all of our present and future assets and properties. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and our funded debt to adjusted EBITDA ratio. As of June 30, 2014 and December 31, 2013, the Company had no borrowing outstanding under the Senior Credit Facility. As of June 30, 2014, the Company was in compliance with all financial covenants.
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
Off-Balance Sheet Arrangements
At June 30, 2014, we did not have any relationships or other arrangements with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncement
In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. This guidance is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently evaluating the impact of this guidance and will adopt the standard in the first quarter of 2017.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had no borrowings outstanding under our Senior Credit Facility at June 30, 2014. If we had borrowings under the credit facility the interest rate would have been 1.40% as of June 30, 2014. Based on the Company’s market risk sensitive instruments outstanding at June 30, 2014 and December 31, 2013, we have determined there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of such dates.
The Company’s current investment policy with respect to cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although the Company continually evaluates the placement of investments, as of

June 30, 2014, cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.
Foreign Currency Exchange Risk
The majority of our international sales are negotiated for and paid in U.S. dollars. Nonetheless, these sales are subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively affect international sales of our products, as could changes in the general economic conditions in those markets. Continued change in the values of the Euro, the Japanese Yen and other foreign currencies could have a negative impact on our business, financial condition and results of operations. We do not currently hedge against exchange rate fluctuations, which means that we are fully exposed to exchange rate changes. In addition, we have supply agreements with foreign vendors whereby we share the foreign currency exchange fluctuation risk. We may, in the future, enter into similar such arrangements.

ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1 - 30	—	$—	—	$50,000,000
May 1 - 31	—	—	—	50,000,000
June 1 - 30	—	—	—	50,000,000
Total	—	$—	—	$50,000,000

(1) On April 23, 2013, we announced that our Board of Directors authorized us to repurchase up to an aggregate of $50.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. The repurchase program will expire on April 22, 2015 unless extended by our Board of Directors.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1*(1)	Werner Kroll Employment Offer Letter, dated as of April 24, 2014.
10.2*(1)	Agreement Re: Change in Control, dated as of May 8, 2014, between Quidel Corporation and Werner Kroll.
10.3	Quidel Corporation Amended and Restated 2010 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Registrant's Proxy Statement filed on April 1, 2014.)
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL Instance Document
101*	XBRL Taxonomy Extension Schema Document
101*	XBRL Taxonomy Calculation Linkbase Document
101*	XBRL Taxonomy Extension Definition Linkbase Document
101*	XBRL Taxonomy Label Linkbase Document
101*	XBRL Taxonomy Presentation Linkbase Document
_____________________________
* Filed herewith.
(1) Indicates a management plan or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2014	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1*(1)	Werner Kroll Employment Offer Letter, dated as of April 24, 2014.
10.2*(1)	Agreement Re: Change in Control, dated as of May 8, 2014, between Quidel Corporation and Werner Kroll.
10.3	Quidel Corporation Amended and Restated 2010 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Registrant's Proxy Statement filed on April 1, 2014.)
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL Instance Document
101*	XBRL Taxonomy Extension Schema Document
101*	XBRL Taxonomy Calculation Linkbase Document
101*	XBRL Taxonomy Extension Definition Linkbase Document
101*	XBRL Taxonomy Label Linkbase Document
101*	XBRL Taxonomy Presentation Linkbase Document
___________________________
* Filed herewith.

(1)	Indicates a management plan or compensatory plan or arrangement.