Form 10-Q
period 2015-03-31
QUIDEL CORP /DE/
filed 2015-04-24
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2015, 34,493,213 shares of the registrant's common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$229,429	$200,895
Accounts receivable, net	18,676	34,466
Inventories	22,894	24,763
Deferred tax asset—current	7,460	8,316
Restricted cash	3,465	3,127
Prepaid expenses and other current assets	3,367	2,914
Total current assets	285,291	274,481
Property, plant and equipment, net	49,315	49,226
Goodwill	80,729	80,748
Intangible assets, net	38,858	41,890
Other non-current assets	1,000	1,066
Total assets	$455,193	$447,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,485	$12,421
Accrued payroll and related expenses	7,365	8,349
Current portion of lease obligation	576	509
Current portion of contingent consideration (see Note 9)	598	733
Deferred grant revenue	5,118	6,330
Other current liabilities	13,980	8,043
Total current liabilities	36,122	36,385
Long-term debt	139,276	137,958
Lease obligation, net of current portion	4,429	4,617
Contingent consideration—non-current (see Note 9)	5,006	5,023
Deferred tax liability—non-current	15,315	14,890
Income taxes payable	806	806
Deferred rent	2,273	2,228
Other non-current liabilities	515	493
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $.001 par value per share; 50,000 shares authorized; 34,489 and 34,433 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital	231,806	229,374
Accumulated other comprehensive loss	(12)	(29)
Retained earnings	19,623	15,632
Total stockholders’ equity	251,451	245,011
Total liabilities and stockholders’ equity	$455,193	$447,411
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended March 31,
	2015	2014
Total revenues	$61,302	$46,673
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1,571 in both 2015 and 2014)	21,112	20,247
Research and development	8,051	9,081
Sales and marketing	11,389	9,927
General and administrative	9,860	7,226
Amortization of intangible assets from acquired businesses and technology	2,201	2,208
Total costs and expenses	52,613	48,689
Operating income (loss)	8,689	(2,016)
Interest expense, net	(2,895)	(360)
Income (loss) before provision for income taxes	5,794	(2,376)
Provision (benefit) for income taxes	1,803	(864)
Net income (loss)	$3,991	$(1,512)
Basic earnings (loss) per share	$0.12	$(0.04)
Diluted earnings (loss) per share	$0.11	$(0.04)
Shares used in basic per share calculation	34,641	34,199
Shares used in diluted per share calculation	35,745	34,199
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands; unaudited)

	Three months ended March 31,
	2015	2014
Net income (loss)	$3,991	$(1,512)
Other comprehensive income (loss), net of tax
Changes in cumulative translation adjustment	17	(11)
Comprehensive income (loss)	$4,008	$(1,523)
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$3,991	$(1,512)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	6,202	7,332
Stock-based compensation expense	2,068	2,237
Amortization of debt discount and deferred issuance costs	1,399	84
Change in deferred tax assets and liabilities	1,285	—
Change in fair value of acquisition contingencies	—	42
Changes in assets and liabilities:
Accounts receivable	15,782	13,252
Inventories	786	2,655
Income taxes receivable	372	(944)
Prepaid expenses and other current and non-current assets	(457)	(1,002)
Restricted cash	(338)	423
Accounts payable	(3,196)	(596)
Accrued payroll and related expenses	(870)	(559)
Income taxes payable	(2)	(9)
Deferred grant revenue	(1,212)	(653)
Other current and non-current liabilities	5,956	1,407
Net cash provided by operating activities	31,766	22,157
INVESTING ACTIVITIES:
Acquisitions of property and equipment	(2,867)	(3,967)
Acquisition of intangibles	—	(92)
Net cash used for investing activities	(2,867)	(4,059)
FINANCING ACTIVITIES:
Payments on lease obligation	(121)	(105)
Repurchases of common stock	(337)	(1,951)
Proceeds from issuance of common stock	596	1,839
Payments of debt issuance costs	(365)	—
Payments on acquisition contingencies	(129)	(1,109)
Net cash used for financing activities	(356)	(1,326)
Effect of exchange rates on cash	(9)	—
Net increase in cash and cash equivalents	28,534	16,772
Cash and cash equivalents, beginning of period	200,895	8,388
Cash and cash equivalents, end of period	$229,429	$25,160
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$250	$346
Cash paid for income taxes	$121	$51
NON-CASH INVESTING ACTIVITIES:
Purchase of capital equipment by incurring current liabilities	$164	$760
NON-CASH FINANCING ACTIVITIES:
Reduction of other current liabilities upon issuance of restricted share units	$408	$663
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
The information at March 31, 2015, and for the three months ended March 31, 2015 and 2014, is unaudited. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
The Company recorded an immaterial reclassification of $0.2 million for the three months ended March 31, 2014 from general and administrative expense as previously reported in the Consolidated Statements of Operations to conform to current year interest expense presentation. The amortization of debt issuance costs and loan commitment fees had previously been recorded in general and administrative expense in the Consolidated Statements of Operations and the Company reclassified the amounts to more appropriately identify them as interest expense. The reclassification did not impact net income as previously reported or any prior amounts reported on the Consolidated Balance Sheets, Statements of Cash Flows, or Statements of Comprehensive Income (Loss). Management evaluated the materiality of these prior year reclassifications both qualitatively and quantitatively and determined that these errors were not material to the previously reported financial statements.
For 2015 and 2014, the Company’s fiscal year will end or has ended on January 3, 2016 and December 28, 2014, respectively. For 2015 and 2014, the Company’s first quarter ended on March 29, 2015 and March 30, 2014, respectively. For ease of reference, the calendar quarter end dates are used herein. The three month periods ended March 31, 2015 and 2014 each included 13 weeks, respectively.
Change in Accounting Principle
The Company historically presented deferred debt issuance costs, or fees related to directly issuing debt, as assets on the consolidated balance sheets. During the first quarter of 2015, the Company adopted guidance codified in ASU 2015-03 Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. Upon adoption, the Company applied the new guidance retrospectively to all prior periods presented in the financial statements. The Company elected to early adopt the requirements of ASU 2015-03 effective beginning the first quarter ending March 31, 2015 and applied this guidance retrospectively to all prior periods presented in the Company's financial statements.

The reclassification does not impact net income as previously reported or any prior amounts reported on the Statements of Comprehensive Income (Loss), or the Consolidated Statement of Cash Flows. The following table presents the effect of the retrospective application of this change in accounting principle on the Company’s Consolidated Balance Sheets as of December 31, 2014:

Consolidated Balance Sheets (in thousands)	As Reported December 31, 2014	Effect of Change in Accounting Principle	After change in Accounting Principle
ASSETS
Current assets:
Prepaid expenses and other current assets	$3,554	$(640)	$2,914
Total current assets	275,121	(640)	274,481
Other non-current assets	4,565	(3,499)	1,066
Total assets	451,550	(4,139)	447,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	142,097	(4,139)	137,958
Total liabilities and stockholders’ equity	451,550	(4,139)	447,411
Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation adjustments excluded from the Company’s Consolidated Statements of Operations.
Use of Estimates
The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, customer programs and incentives, bad debts, inventories, intangible assets, software development costs, stock-based compensation, restructuring, contingencies and litigation, contingent consideration, the fair value of the debt component of convertible debt instruments, and income taxes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
Revenue Recognition
The Company records revenues primarily from product sales. These revenues are recorded net of rebates and other discounts that are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue from product sales are recorded upon passage of title and risk of loss to the customer. Passage of title to the product and recognition of revenue occurs upon delivery to the customer when sales terms are free on board (“FOB”) destination and at the time of shipment when the sales terms are FOB shipping point and there is no right of return.
A portion of product sales includes revenues for diagnostic kits, which are utilized on leased instrument systems under the Company’s “reagent rental” program. The reagent rental program provides customers the right to use the instruments at no separate cost to the customer in consideration for a multi-year agreement to purchase annual minimum amounts of consumables (“reagents” or “diagnostic kits”). When an instrument is placed with a customer under a reagent rental agreement, the Company retains title to the equipment and it remains capitalized on the Company’s Consolidated Balance Sheet as property and equipment. The instrument is depreciated on a straight-line basis over the shorter of the lease term or the life of the instrument. Depreciation expense is recorded in cost of sales included in the Consolidated Statements of Operations. The reagent rental agreements represent one unit of accounting as the instrument and consumables (reagents) are interdependent in producing a diagnostic result and neither has a stand-alone value with respect to these agreements. No revenue is recognized at the time of instrument placement. All revenue is recognized when the title and risk of loss for the diagnostic kits have passed to the customer.

Royalty income from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee. The Company also earns income from the licensing of technology.
The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities and received milestone payments totaling $2.5 million in 2013. On September 10, 2014, the Company entered into an amended grant agreement with the Bill and Melinda Gates Foundation for additional funding of up to $12.6 million with the intent to accelerate the development of the Savanna MDx platform in the developing world. Upon execution of the amended grant agreement, the Company received $10.6 million in cash. The Company received a payment of $2.4 million in April 2015 and expects to receive the remaining milestone payment of up to $2.8 million in 2016. Under the original and amended grant agreements, the Company recognizes grant revenue on the basis of the lesser of the amount recognized on a proportional performance basis or the amount of cash payments that are non-refundable as of the end of each reporting period. The Company recognized $1.2 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively, as grant revenue associated with this grant. The Company classified $3.5 million and $3.1 million of funds received from the Bill and Melinda Gates Foundation as restricted cash as of March 31, 2015 and December 31, 2014, respectively. In addition, the Company has classified $5.1 million and $6.3 million as deferred grant revenue as of March 31, 2015 and December 31, 2014, respectively.
Fair Value Measurements
The Company uses the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed by the Company in one of the following three categories:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
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
Collaborative Arrangement
In July 2012, the Company entered into a collaborative arrangement with Life Technologies Corporation to develop molecular assays. ASC Topic 808, Collaborative Arrangements (“ASC 808”), defines a collaborative arrangement as an arrangement in which the parties are active participants and have exposure to significant risks. The Company is accounting for the joint development and commercialization activities with the third-party as a joint risk-sharing collaboration in accordance with ASC 808. There were no payments received during the three months ended March 31, 2015 and 2014, respectively. The Company recognized no reduction to research and development expense for the three months ended March 31, 2015 and 2014 relating to this collaborative arrangement. The Company does not expect payments in the remainder of 2015, as the development efforts are complete.
In connection with the collaboration agreement, the Company also entered into a manufacturing and supply agreement with the same third party. As part of that agreement, the Company manufactures and sells assays to the third party. In March 2013, the Company also entered into a six-year instrument supply agreement (the “March 2013 Agreement”) with Life Technologies Corporation. Pursuant to the March 2013 Agreement, the Company paid $0.8 million for distribution rights to sell Life Technologies Corporation’s QuantStudio™ DX diagnostic laboratory instrument for use in the infectious disease field, along with the assays developed under the collaborative agreement. The distribution rights are included in intangible assets on the Consolidated Balance Sheets and are being amortized on a straight-line basis over the contractual term of six years.

Recent Accounting Pronouncements
In May 2014, the FASB issued guidance codified in ASC Topic 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition. This guidance is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will generally need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently evaluating the impact of this guidance and expects to adopt the standard in the first quarter of 2017. In April 2015, the FASB proposed a one-year deferral of the effective date for the new revenue standard. Under the proposal, the standard would be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB plans to issue an exposure draft on the proposal and expects to seek public comment with a 30-day comment period.
In August 2014, the FASB issued guidance codified in ASU 2014-15 (Subtopic 205-40), Presentation of Financial Statements - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management will be required to make this evaluation for both annual and interim reporting periods and will make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in ASC Topic 450, Contingencies. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. The Company expects to adopt the standard for the annual reporting period ended December 31, 2016 and is not expected to have an impact on the Company’s financial statements.
In February 2015, the FASB issued guidance codified in ASU 2015-02 (Topic 810), Consolidation - Amendments to the Consolidation Analysis. The guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the guidance amends (i) the identification of variable interests (fees paid to a decision maker or service provider), (ii) the Variable Interest Entity (VIE) characteristics for a limited partnership or similar entity and (iii) the primary beneficiary determination. The guidance is effective for annual periods ending after December 15, 2015 and for interim reporting periods starting in the first quarter 2016, with early adoption permitted. ASU 2015-02 is not expected to have a significant impact on the Company’s financial statements.
In March 2015, the Emerging Issues Task Force (EITF) reached final consensus on Issue 14-B: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The EITF affirmed its earlier decision to no longer require that a reporting entity that measures an investment using the net asset value (NAV) practical expedient categorize the investment in the fair value hierarchy. Instead, entities would be required to disclose the amount of such investments as a reconciling item between the balance sheet amounts and the amounts reported in the fair value hierarchy table. The EITF also affirmed its previous decision to narrow existing disclosure requirements to focus only on these investments. The final consensus would be applied retrospectively for annual periods ending after December 15, 2015 and for interim reporting periods starting in the first quarter 2016, with early adoption permitted. In April 2015, the FASB ratified the consensus and directed the staff to draft a final Accounting Standards Update for a vote by written ballot. The Company adopted the final consensus guidance beginning in the first quarter 2015 and it did not have an impact on the Company's financial statements.
Note 2. Computation of Earnings (Loss) Per Share
For the three months ended March 31, 2015 and 2014, basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding, including vested restricted stock awards, during the period. Diluted earnings per share reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested restricted stock awards. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested restricted stock awards. For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share as their effect would be anti-dilutive. For periods in which the Company has earnings, stock options are excluded from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and expected tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. For the three months ended March 31, 2015 and 2014, stock options totaling 1.0 million and 0.2 million, respectively, were not included in the computation of diluted Earnings Per Share ("EPS") because the exercise of such options would be anti-dilutive. As discussed in Note 6, the Company issued Convertible Senior Notes in December 2014. It is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in cash or shares of common stock ("conversion premium"). No conversion premium existed as of March 31, 2015, therefore, there was no dilutive impact from the Convertible Senior Notes to diluted EPS. In addition, for the three months ended March 31, 2015 and 2014, there were no participating securities.
The following table reconciles the weighted-average shares used in computing basic and diluted earnings (loss) per share in the respective periods (in thousands):

	Three months ended March 31,
	2015	2014
Shares used in basic earnings (loss) per share (weighted-average common shares outstanding)	34,641	34,199
Effect of dilutive stock options and restricted stock awards	1,104	—
Shares used in diluted earnings (loss) per share calculation	35,745	34,199
Note 3. Inventories
Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories consisted of the following, net of reserves of $0.6 million and $2.2 million at March 31, 2015 and December 31, 2014, respectively (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$10,801	$10,472
Work-in-process (materials, labor and overhead)	6,284	6,834
Finished goods (materials, labor and overhead)	5,809	7,457
Total inventories	$22,894	$24,763
Note 4. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Customer incentives and rebates	$8,858	$4,729
Accrued research and development costs	284	990
Accrued interest	1,713	311
Other	3,125	2,013
Total other current liabilities	$13,980	$8,043
Note 5. Income Taxes
The Company recognized income tax expense of $1.8 million and a benefit of $0.9 million for the three months ended March 31, 2015 and 2014, respectively, which represents an effective tax rate of 31% and 36%, respectively. For the three months ended March 31, 2015, the effective tax rate was lower compared to the first quarter of 2014 due primarily to the change in valuation allowance related to certain state deferred tax assets.

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
Note 6. Debt
3.25% Convertible Senior Notes due 2020
In December 2014, the Company issued Convertible Senior Notes in the aggregate principle amount of $172.5 million. The Convertible Senior Notes have a coupon rate of 3.25% and are due 2020. Debt issuance costs of approximately $5.1 million were incurred of which $4.2 million consisted of underwriters fees, legal, accounting, and other professional fees and are recorded as a reduction to long-term debt and are being amortized to interest expense using the effective interest method over the six-year term of the Convertible Senior Notes. The remaining $0.9 million of debt issuance costs are allocated as a component of equity in additional paid-in capital. Deferred issuance costs related to the Convertible Senior Notes were $4.0 million and $4.1 million as of March 31, 2015 and December 31, 2014, respectively.
The Convertible Senior Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock based on an initial conversion rate, subject to adjustment, of 31.1891 shares per $1,000 principal amount of the Convertible Senior Notes (which represents an initial conversion price of approximately $32.06 per share) on the business day immediately preceding September 15, 2020. The conversion will occur in the following circumstances and to the following extent: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015, if the last reported sales price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the notes in effect on each applicable trading day; (2) during the five consecutive business day period following any five consecutive trading day period in which the trading price per Convertible Senior Note for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; or (3) upon the occurrence of specified events described in the indenture for the Convertible Senior Notes. On or after September 15, 2020 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances.
It is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment in cash equal to the “principal portion” and delivery of the "share amount" in excess of the principal portion in shares of common stock or cash. In general, for each $1,000 in principal, the “principal portion” of cash upon settlement is defined as the lesser of $1,000, or the conversion value during the 25-day observation period as described in the indenture for the Convertible Senior Notes. The conversion value is the sum of the daily conversion value which is the product of the effective conversion rate divided by 25 days and the daily volume weighted average price (“VWAP”) of the Company’s common stock. The “share amount” is the cumulative “daily share amount” during the observation period, which is calculated by dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. The Convertible Senior Notes mature on December 15, 2020. During the three months ended March 31, 2015, the Company recorded total interest expense of $2.7 million related to the Convertible Senior Notes of which $1.3 million related to the amortization of the debt discount and issuance costs and $1.4 million related to the coupon due semi-annually.
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
As a policy election under applicable guidance related to the calculation of diluted net earnings per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the Convertible Senior Notes. The Convertible Senior Notes were not convertible as of March 31, 2015. If the Convertible Senior Notes were converted as of March 31, 2015, the if-converted value would not exceed the principal amount.
The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	March 31, 2015	December 31, 2014
Principal amount of convertible notes outstanding	$172,500	$172,500
Unamortized discount of liability component	(29,243)	(30,403)
Unamortized debt issuance costs (1)	(3,981)	(4,139)
Net carrying amount of liability component	139,276	137,958
Less: current portion	—	—
Long-term debt	$139,276	$137,958
Carrying value of equity component, net of issuance costs	$29,758	$29,758
Fair value of outstanding convertible senior notes (2)	187,411	190,613
Remaining amortization period of discount on the liability component	5.8 years	6.0 years
(1) Includes reclassification of $0.6 million from Prepaid expenses and other current assets and $3.5 million from Other non-current assets as of December 31, 2014.
(2) Subsequent to the issuance of the financial statements for the year ended December 31, 2014, the Company discovered an error in its disclosure of the fair value of outstanding convertible senior notes.  The fair value of the Convertible Senior Notes at December 31, 2014 was $190.6 million instead of the amount originally disclosed in the Company’s Annual Report on Form 10-K, which inappropriately reflected only the book value of the long-term debt component of the Convertible Senior Notes, which was $142.1 million. The revision in the disclosure of fair value for the Convertible Senior Notes did not impact net loss as previously reported or any prior amounts reported on the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive (Loss) Income, Statements of Cash Flows or Statements of Stockholders' Equity as of December 31, 2014.
Line of Credit
On August 10, 2012, the Company entered into an amended and restated $140.0 million senior secured syndicated credit facility (the “Senior Credit Facility”) that matures on August 10, 2017. As part of this amendment, the Company incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. The Company had previously recorded $0.6 million related to the prior credit facility. Deferred financing costs are amortized on a straight-line basis over the term of the Senior Credit Facility. As of March 31, 2015 the Company had deferred financing costs related to the Senior Credit Facility of $0.4 million included as a portion of other non-current assets and $0.3 million included as a portion of Prepaid expenses and Other current assets. As of December 31, 2014, the Company had deferred financing costs related to the Senior Credit Facility of $0.5 million included as a portion of Other non-current assets and $0.3 million included as a portion of Prepaid expenses and other current assets. The Senior Credit Facility bears interest at either the London Interbank Offered Rate (“LIBOR”) or the base rate, plus, in each case, an applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The agreement governing the Senior Credit Facility is subject to certain customary limitations, including among others: limitation on liens; limitation on mergers, consolidations and dispositions of assets; limitation on debt; limitation on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitation on investments (including loans and advances) and acquisitions; and limitation on transactions with affiliates. On December 1, 2014, the Company amended the Senior Credit Facility to allow for the issuance of the Convertible Senior Notes, and among other matters, provide for the conversion of, payment of principle or premiums on, and payment of interest on permitted convertible indebtedness. The Company is also subject to financial covenants, which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation, amortization, and stock-based compensation) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. Funded debt is defined as outstanding borrowings on the Senior Credit Facility plus Convertible Senior Notes, less the Company’s domestic cash and cash equivalents in excess of $15.0 million. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company and is senior to the Convertible Senior Notes.
As of March 31, 2015 and December 31, 2014, the Company had no borrowings outstanding. The Company had $107.5 million available under the Senior Credit Facility as of March 31, 2015. The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility and its funded debt to adjusted EBITDA ratio. As of March 31, 2015, the Company was in compliance with all financial covenants.
Note 7. Stockholders’ Equity
Issuances and Repurchases of Common Stock
During the three months ended March 31, 2015, 33,477 shares of common stock were issued in conjunction with the vesting and release of restricted stock units, 10,500 shares of common stock were issued due to the exercise of stock options and 25,080 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $0.6 million. Additionally, during the three months ended March 31, 2015, 12,892 shares of outstanding common stock with a value of $0.3 million were repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock awards. As of March 31, 2015, there was $50.0 million available under the Company’s share repurchase program, and there were no repurchases under the program during the three months ended March 31, 2015.
Stock-Based Compensation
The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations was as follows (in millions):

	Three months ended March 31,

	2015	2014
Cost of sales	$0.3	$0.2
Research and development	—	0.4
Sales and marketing	0.5	0.3
General and administrative	1.3	1.3
Total stock-based compensation expense	$2.1	$2.2
Total compensation expense recognized for the three months ended March 31, 2015 and 2014 includes $1.4 million and $1.4 million related to stock options and $0.7 million and $0.8 million related to restricted stock, respectively. As of March 31, 2015, total unrecognized compensation expense related to non-vested stock options was $9.0 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years. As of March 31, 2015, total unrecognized compensation expense related to non-vested restricted stock was $3.2 million, which is expected to be recognized over a weighted-average period of approximately 3.1 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three months ended March 31, 2015 and 2014.

The estimated fair value of each stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Three months ended March 31,

	2015	2014
Risk-free interest rate	1.45%	1.57%
Expected option life (in years)	6.22	5.75
Volatility rate	40%	42%
Dividend rate	—%	—%
The weighted-average fair value of stock options granted during the three months ended March 31, 2015 and 2014 was $9.60 and $11.32, respectively. The Company granted 544,247 and 451,574 stock options during the three months ended March 31, 2015 and 2014, respectively. The weighted-average fair value of restricted stock granted during the three months ended March 31, 2015 and 2014 was $23.58 and $28.29, respectively. The Company granted 103,118 and 57,517 shares of restricted stock during the three months ended March 31, 2015 and 2014, respectively. The fair value of restricted stock is determined based on the closing market price of the Company’s common stock on the grant date.
Note 8. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented $7.4 million (12%) and $7.1 million (15%) of total revenue for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, balances due from foreign customers were $5.2 million and $5.5 million, respectively.
The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Three months ended March 31,

	2015	2014
Customer:
A	21%	15%
B	18%	18%
C	13%	13%
	52%	46%
As of March 31, 2015 and December 31, 2014, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $7.3 million and $23.7 million, respectively.
Note 9. Commitments and Contingencies
Legal
The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts that management believes are appropriate given the nature of its business. At March 31, 2015 and December 31, 2014, the Company had $0.3 million accrued as a liability for various legal matters where the Company deemed the liability probable and estimable.
Licensing Arrangements
The Company has entered into various other licensing and royalty agreements, which largely require payments based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of approximately $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

Research and Development Agreements
The Company has entered into various research and development agreements that provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. At March 31, 2015 and December 31, 2014, total future commitments under the terms of these agreements are estimated at $1.8 million and $4.3 million, respectively. The commitments will fluctuate as we agree to new phases of development under the existing arrangements.
Contingent Consideration
In conjunction with the acquisition of BioHelix Corporation (“BioHelix”) in May 2013, the Company agreed to contingent consideration ranging from $5.0 million to $13.0 million upon achievement of certain research and development milestones and revenue targets through 2018. At December 31, 2014, all research and development milestones had been achieved and all payments related to research and development milestones had been disbursed. Payments related to the achievement of research and development milestones totaling $1.1 million were disbursed during the three months ended March 31, 2014. Payments of $0.1 million and $49,000 related to the revenue royalty earn-out were disbursed during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the current portion of the contingent consideration is $0.6 million and the non-current portion of the contingent consideration is $4.9 million. The fair value of the remaining contingent consideration related to the revenue royalty earn-out to be settled in cash is estimated based on the Monte Carlo Simulation Model.
In August 2013, the Company completed a business combination accomplished by acquiring the assets of AnDiaTec GmbH & Co. KG (“AnDiaTec”), a privately-held, diagnostics company, based in Germany. The Company agreed to contingent consideration of up to €0.5 million ($0.5 million based on the March 31, 2015 currency conversion rate) upon achievement of certain revenue targets through 2018. As of March 31, 2015, the current portion of the contingent consideration is $25,000 and the non-current portion of the contingent consideration is $0.1 million, based on the Monte Carlo Simulation Model. In addition, the Company agreed to pay the founder of AnDiaTec contingent payments of up to €3.0 million ($3.3 million based on the March 31, 2015 currency conversion rate) upon achievement of certain research and development milestones, subject to continued employment. The Company paid $0.4 million and $0.3 million for the achievement of agreed upon research and development milestones during the three months ended March 31, 2015 and 2014, respectively. In April 2015, the Company paid $0.5 million for the achievement of agreed upon research and development milestones. These costs are recorded as compensation expense included in research and development expense in the Consolidated Statements of Operations.
Note 10. Lease Obligation
In the fourth quarter of 2013, the Company entered into a lease for approximately 30,000 square feet of office space and moved the executive and administrative functions into this facility in the second quarter of 2014. The lease expires in 2022 with options to extend the lease for two additional five-year periods. This operating lease included a lease incentive for tenant improvements of $1.7 million, which has been included as a leasehold improvement in property, plant and equipment and as deferred rent in other non-current liabilities.
During 1999, the Company completed a sale and leaseback transaction of its San Diego facility. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under the guidance in ASC Topic 840-40, Accounting for Sales of Real Estate. The assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. In December 2009, the Company amended the terms of its lease agreement. The amended terms include a new ten-year lease term through December 2019, with options to extend the lease for up to three additional five-year periods. The Company is amortizing the lease obligation over the new lease term. The amount of the monthly rental payments remains the same under the amendment. In April 2015, the lease agreement was amended to extend the timing to exercise the option to purchase the general partner’s interest in the partnership to June 2015 for a fixed price. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership of approximately $0.3 million for each of the three months ended March 31, 2015 and 2014, respectively.

Note 11. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,059	$—	$—	$3,059	$3,057	$—	$—	$3,057
Total assets measured at fair value	$3,059	$—	$—	$3,059	$3,057	$—	$—	$3,057
Liabilities:
Contingent consideration	—	—	5,604	5,604	—	—	5,756	5,756
Total liabilities measured at fair value	$—	$—	$5,604	$5,604	$—	$—	$5,756	$5,756
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three month period ended March 31, 2015 and the year ended December 31, 2014.
The Company used Level 1 inputs to determine the fair value of a portion of its cash equivalents, which primarily consist of funds held in a money market account, and as such, the carrying value of such cash equivalents approximates fair value. As of March 31, 2015 and December 31, 2014, the carrying value of these cash equivalents was $3.1 million.
As of March 31, 2015, the Company invested the majority of its cash equivalents in a money market fund that is valued at net asset value ("NAV") per share and is not included in the table above. The NAV that was provided by the fund administrators was derived from the fair value of the underlying investment as of the reporting date. The Company uses the reported NAV per share to estimate the fair value of the fund of $175.0 million. Under normal conditions, the fund invests in high-quality, short-term money market instruments of domestic and foreign issuers. These instruments include bank obligations, government securities, asset-backed securities, commercial paper, corporate bonds, municipal securities, and repurchase agreements. These investments may have fixed, floating, or variable interest rates and may be obligations of U.S. or foreign issuers. More than 25% of the fund's total assets may be invested in U.S. dollar-denominated obligations of U.S. banks. Security selection is based on several factors including credit quality, yield, and maturity, while taking into account the fund's overall level of liquidity and weighted average maturity. There are no restrictions on the redemption of the investment and the Company is able to redeem the full value of the investment at the reporting date.
The Company assesses the fair value of contingent consideration to be settled in cash related to acquisitions using the Monte Carlo Simulation Model for the royalty earn-out portion of the contingent liability. This is a Level 3 measurement. Significant assumptions used in the measurement include future royalty payments and the discount rate associated with the potential volatility of the acquired business. Due to changes in the estimated future royalty payments and a shorter discounting period, the fair value of the contingent consideration liabilities changed, resulting in a $42,000 loss recorded to cost of sales in the Consolidated Statements of Operations during the three months ended March 31, 2014. The Company recorded no changes to the fair value of the contingent consideration liabilities during the three months ended March 31, 2015.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2014 through March 31, 2015 are as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2014	$5,756
Cash payments	(129)
Unrealized gain on foreign currency translation	(23)
Balance at March 31, 2015	$5,604

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this quarterly report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, fluctuations in our operating results resulting from seasonality, the timing of the onset, length and severity of cold and flu seasons, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, adverse changes in competitive conditions in domestic and international markets, changes in sales levels as it relates to the absorption of our fixed costs, lower than anticipated market penetration of our products, the reimbursement system currently in place and future changes to that system, and changes in economic conditions in our domestic and international markets, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors and changes in the healthcare market and consolidation of our customer base; our development and protection of intellectual property; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our reliance on sales of our influenza diagnostics tests; our ability to manage our growth strategy, including our ability to integrate companies or technologies we have acquired or may acquire; intellectual property risks, including but not limited to, infringement litigation; limitations and covenants in our senior credit facility; our need for additional funds to finance our operating needs; volatility and disruption in the global capital and credit markets; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; adverse actions or delays in new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”); changes in government policies; compliance with other government regulations, such as safe working conditions, manufacturing practices, environmental protection, fire hazard and disposal of hazardous substances; third-party reimbursement policies; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance and exposure to other litigation claims; interruption to our computer systems; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations and foreign currency exchange risk sharing arrangements, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into U.S. markets; the possibility that we may incur additional indebtedness; our ability to settle conversions of our Convertible Senior Notes in cash; the effect on our operating results from the trigger of the conditional conversion feature of our Convertible Senior Notes; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; and our intention of not paying dividends. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook and strategy for the remainder of the 2015 fiscal year; projected capital expenditures for the remainder of the 2015 fiscal year, including the components thereof, and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals and objectives; including, among others, continuing to make substantial investment in research and development and sales and marketing; that we may enter into additional foreign currency exchange risk sharing arrangements; our exposure to claims and litigation; expectations regarding grant revenues and expenditures in the remainder of 2015; that we will continue to incur substantial royalty and license expenses; the exposure of our money market assets to market fluctuation risk; our adoption of new accounting pronouncements; and our intention to continue to evaluate technology and Company acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto beginning on page 3 of this Quarterly Report. We undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, except as required by law.

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
Outlook
We continue to realize momentum in sales of our Sofia and molecular assays. For the remainder of 2015, we will continue to focus on prudently managing our business and delivering long-term sustainable growth through the creation of a broader-based diagnostic company serving our existing customers as well as targeting larger and faster growing markets. We anticipate continued and significant investment in research and development, focused primarily on our Sofia and molecular programs. In addition, we continue to invest in our U.S. sales organization and related marketing programs, both of which are associated with recent product launches. We also will continue to evaluate opportunities to acquire new product lines, technologies and companies that would enable us to more quickly build a broader-based diagnostic company.
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Total Revenues
The following table compares total revenues for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	For the three months ended
	March 31,		Increase (Decrease)
	2015	2014	$	%
Infectious disease net product sales	$48,447	$35,839	$12,608	35%
Women’s health net product sales	9,251	8,117	1,134	14%
Gastrointestinal disease net product sales	1,731	1,624	107	7%
Other net product sales	365	51	314	616%
Royalty, license fees and grant revenue	1,508	1,042	466	45%
Total revenues	$61,302	$46,673	$14,629	31%
For the three months ended March 31, 2015, total revenue increased to $61.3 million from $46.7 million compared to the prior period. We realized strong growth in infectious disease, women's health and gastrointestinal disease. The increase in infectious disease was primarily due to stronger Influenza, Strep A, and Respiratory Syncytial Virus (RSV) sales, driven by a robust cold and flu season and share gains on the Sofia platform.
The increase in the women's health category was driven by growth for our Autoimmune/Complement and Thyretain product lines. The increase in the gastrointestinal disease category was driven by sales on our molecular platforms. The increase in other revenues was driven by timing of sales for our veterinary products.
For the three months ended March 31, 2015, royalty, license fees and grant revenue increased $0.5 million primarily due to an increase in grant revenues compared to the prior period. The increase in grant revenue is due to the amended grant agreement with the Bill and Melinda Gates Foundation signed on September 10, 2014 providing additional funding of up to $12.6 million with the intent to accelerate the development of the Savanna MDx platform in the developing world.
Cost of Sales
Cost of sales was $21.1 million, or 34% of total revenues for the three months ended March 31, 2015 compared to $20.2 million, or 43% of total revenues for the three months ended March 31, 2014. The decrease in cost of sales as a percentage of total revenues is primarily driven by the expiration of the Alere royalties and improved absorption of fixed costs due to higher volume production.

Operating Expenses
The following table compares operating expenses for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three months ended March 31,
	2015		2014
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$8,051	13%	$9,081	19%	$(1,030)	(11)%
Sales and marketing	$11,389	19%	$9,927	21%	$1,462	15%
General and administrative	$9,860	16%	$7,226	15%	$2,634	36%
Amortization of intangible assets from acquired businesses and technology	$2,201	4%	$2,208	5%	$(7)	—%
Research and Development Expense
Research and development expense for the three months ended March 31, 2015 decreased from $9.1 million to $8.1 million primarily due to timing of project costs for the Savanna platform, a portion of which is funded by the Bill and Melinda Gates grant.
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
Sales and Marketing Expense
Sales and marketing expense for the three months ended March 31, 2015 increased from $9.9 million to $11.4 million driven primarily due to increased revenue and additional investment in our sales organization through expansion and training of a larger sales force. Other key components of this expense relate to market research, investment in marketing programs, and outbound freight.
General and Administrative Expense
General and administrative expense for the three months ended March 31, 2015 increased from $7.2 million to $9.9 million due primarily to an increase of $2.3 million in one-time fees for professional services and internal costs related to business development activities that have concluded.
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
Interest Expense, net
Interest expense consists of interest paid to maintain our ability to borrow under the Senior Credit Facility, interest paid on our lease obligation for our San Diego McKellar facility, and accrued interest on our $172.5 million 3.25% Convertible Senior Notes due 2020 ("Convertible Senior Notes") issued in December 2014. The increase in interest expense of $2.5 million for the three months ended March 31, 2015 was primarily due to the interest expense related to the Convertible Senior Notes. There were no borrowings under the Senior Credit Facility during the three months ended March 31, 2015 or March 31, 2014.

Income Taxes
Our effective tax rate for the three months ended March 31, 2015 and 2014 was 31% and 36%, respectively. We recognized income tax expense of $1.8 million and an income tax benefit of $0.9 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, the effective tax rate was lower compared to the first quarter of 2014 due primarily to the change in valuation allowance related to certain state deferred tax assets.
Liquidity and Capital Resources
As of March 31, 2015 and December 31, 2014, the principal sources of liquidity consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$229,429	$200,895
Restricted cash	3,465	3,127
Cash, cash equivalents, and restricted cash	$232,894	$204,022
Working capital including cash, cash equivalents, and restricted cash	$249,169	$238,096
Amount available to borrow under the Senior Credit Facility	$107,500	$95,700

As of March 31, 2015, we had $229.4 million in cash and cash equivalents, in large part due to the issuance of the Convertible Senior Notes for an aggregate principal amount of $172.5 million in December 2014 and cash generated from operations for the three months ended March 31, 2015. During the year ended December 31, 2014, we received $10.6 million, pursuant to the Bill and Melinda Gates Foundation grant agreement, which was restricted as to use until expenditures contemplated in the grant were incurred or committed. We recorded this restricted cash as a current asset as we anticipate making expenditures under the grant within one year. As of March 31, 2015, restricted cash was $3.5 million.
Cash provided by operating activities was $31.8 million during the three months ended March 31, 2015. We had net income of $4.0 million, including non-cash charges of $6.2 million of depreciation and amortization of intangible assets and property and equipment, stock-based compensation of $2.1 million, and amortization of debt discount and deferred issuance costs of $1.4 million. We also had a decrease in accounts receivable of $15.8 million due to the seasonal nature of our business. Cash provided by operating activities was $22.2 million during the three months ended March 31, 2014. We had a net loss of $1.5 million, including non-cash charges of $7.3 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation of $2.2 million. We also had a decrease in accounts receivable of $13.3 million due to the seasonal nature of our business.
Our investing activities used $2.9 million during the three months ended March 31, 2015 and $4.1 million during the three months ended March 31, 2014 primarily related to the acquisition of production equipment, Sofia instruments available for lease and building improvements.
We are planning approximately $15.0 million in capital expenditures for the remainder of 2015. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, and to implement facility improvements. We plan to fund these capital expenditures with cash flow from operations and other available sources of liquidity.
Cash used by financing activities was $0.4 million during the three months ended March 31, 2015 and was primarily related to repurchases of common stock of $0.3 million, payments on acquisition related contingencies of $0.1 million, and payments of debt issuance costs of $0.4 million. These amounts were partially offset by proceeds from issuance of common stock of $0.6 million. Cash used by financing activities was $1.3 million during the three months ended March 31, 2014 and primarily related to repurchases of common stock of $2.0 million and payments on acquisition contingencies of $1.1 million, which were partially offset by proceeds from issuance of common stock of $1.8 million.
In December 2014, we issued Convertible Senior Notes in the aggregate principle amount of $172.5 million. The Convertible Senior Notes have a coupon rate of 3.25% and are due 2020. The Convertible Senior Notes were not convertible as of March 31, 2015. For detailed information of the terms of the Convertible Senior Notes see Note 6 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report under the heading “3.25% Convertible Senior Notes due 2020” and is incorporated by reference herein.

On August 10, 2012, we entered into an amended and restated $140.0 million Senior Credit Facility that matures on August 10, 2017. On December 1, 2014, we amended the Senior Credit Facility to allow for the issuance of the Convertible Senior Notes, and among other matters, provide for the conversion of, payment of principle or premiums on, and payment of interest on permitted convertible indebtedness. As of March 31, 2015 and December 31, 2014, we had no borrowing outstanding under the Senior Credit Facility. As of March 31, 2015, we were in compliance with all financial covenants. For detailed information of the terms of the Senior Credit Facility see Note 6 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report under the heading “Line of Credit” and is incorporated by reference herein.
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
Off-Balance Sheet Arrangements
At March 31, 2015, we did not have any relationships or other arrangements with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recent Accounting Pronouncements
Information about recently adopted and proposed accounting pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report under the heading “Recent Accounting Pronouncements” and is incorporated by reference herein.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, customer programs and incentives, stock-based compensation, bad debts, inventories, intangible assets, software development costs, restructuring, contingencies and litigation, contingent consideration, the fair value of the debt component of convertible debt instruments, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had no borrowings outstanding under our Senior Credit Facility at March 31, 2015. If we had borrowings under the credit facility the interest rate would have been 1.43% as of March 31, 2015. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not increase our annual interest expense as there are no borrowings.
We are not subject to interest rate risk on our Convertible Senior Notes as the Notes have a fixed rate of 3.25%. For fixed rate debt, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.

The Company’s current investment policy with respect to cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although the Company continually evaluates the placement of investments, as of March 31, 2015, cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.
Foreign Currency Exchange Risk
The majority of our international sales are negotiated for and paid in U.S. dollars. Nonetheless, these sales are subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products, as could changes in the general economic conditions in those markets. Continued change in the values of the Euro, the Japanese Yen and other foreign currencies could have an impact on our business, financial condition and results of operations. We do not currently hedge against exchange rate fluctuations, which means that we are fully exposed to exchange rate changes. In addition, we have agreements with foreign vendors whereby we evenly share the foreign currency exchange fluctuation risk. We may, in the future, enter into similar such arrangements.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.    Legal Proceedings
The information set forth in the section entitled Legal under Note 9 in the Notes to the Consolidated Financial Statements, included in Part I, Item I of this Report, is incorporated herein by reference.
ITEM 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. For a detailed description of our risk factors, refer to Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January	—	$—	—	$50,000,000
February	3,635	25.68	—	50,000,000
March	9,257	26.32	—	50,000,000
Total	12,892	$26.14	—	$50,000,000

(1) We repurchased 12,892 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain restricted stock awards during the three months ended March 31, 2015.
(2) On February 24, 2015, our Board of Directors authorized an amendment to extend our previously announced stock repurchase program. The Board of Directors has authorized us to repurchase up to an aggregate of $50.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. The repurchase program will expire on February 24, 2017 unless extended by our Board of Directors.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1(1)	2015 Cash Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed on February 9, 2015.)
10.2(1)	2015 Employee Deferred Bonus Compensation Program. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K filed on February 9, 2015.)
10.3(1)	2015 Equity Incentive Plan Grants to the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8‑K filed on February 9, 2015.)
10.4(1)	2015 Annual Base Salaries for the Company’s Executive Officers, effective as of February 9, 2015. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8‑K filed on February 9, 2015.)
10.5(1)	2015 Incentive Compensation Plan Plus. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed on March 19, 2015.)
10.6(1)*	Employment Offer Letter, dated December 19, 2014, between the Registrant and Michael D. Abney, Jr.
10.7(1)*	Agreement Re: Change in Control, entered into on January 19, 2015, between the Registrant and Michael D. Abney, Jr.
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL Instance Document
101*	XBRL Taxonomy Extension Schema Document
101*	XBRL Taxonomy Calculation Linkbase Document
101*	XBRL Taxonomy Extension Definition Linkbase Document
101*	XBRL Taxonomy Label Linkbase Document
101*	XBRL Taxonomy Presentation Linkbase Document
_____________________________
* Filed herewith.
(1) Indicates a management plan or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2015	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
3.2	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1(1)	2015 Cash Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed on February 9, 2015.)
10.2(1)	2015 Employee Deferred Bonus Compensation Program. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8‑K filed on February 9, 2015.)
10.3(1)	2015 Equity Incentive Plan Grants to the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8‑K filed on February 9, 2015.)
10.4(1)	2015 Annual Base Salaries for the Company’s Executive Officers, effective as of February 9, 2015. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8‑K filed on February 9, 2015.)
10.5(1)	2015 Incentive Compensation Plan Plus. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed on March 19, 2015.)
10.6(1)*	Employment Offer Letter, dated December 19, 2014, between the Registrant and Michael D. Abney, Jr.
10.7(1)*	Agreement Re: Change in Control, entered into on January 19, 2015, between the Registrant and Michael D. Abney, Jr.
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL Instance Document
101*	XBRL Taxonomy Extension Schema Document
101*	XBRL Taxonomy Calculation Linkbase Document
101*	XBRL Taxonomy Extension Definition Linkbase Document
101*	XBRL Taxonomy Label Linkbase Document
101*	XBRL Taxonomy Presentation Linkbase Document
___________________________
* Filed herewith.
(1) Indicates a management plan or compensatory arrangement