Form 10-K
period 2015-12-31
QUIDEL CORP /DE/
filed 2016-02-23
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $646,268,331 based on the closing sale price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 15, 2016, 32,271,420 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2016 Annual Meeting of Stockholders (to be held on May 17, 2016) are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K

A Warning About Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, fluctuations in our operating results resulting from seasonality, the timing of the onset, length and severity of cold and flu seasons, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, adverse changes in competitive conditions in domestic and international markets, changes in sales levels as it relates to the absorption of our fixed costs, lower than anticipated market penetration of our products, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors, and changes in the healthcare market and consolidation of our customer base; our development and protection of intellectual property; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our reliance on sales of our influenza diagnostics tests; our ability to manage our growth strategy, including our ability to integrate companies or technologies we have acquired or may acquire; intellectual property risks, including but not limited to, infringement litigation; our debt service requirements; our inability to settle conversions of our Convertible Senior Notes in cash; the effect on our operating results from the trigger of the conditional conversion feature of our Convertible Senior Notes; limitations and covenants in our Senior Credit Facility; our need for additional funds to finance our operating needs; volatility and disruption in the global capital and credit markets; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; adverse actions or delays in new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”); changes in government policies; compliance with other government regulations, such as safe working conditions, manufacturing practices, environmental protection, fire hazard and disposal of hazardous substances; third-party reimbursement policies; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance and exposure to other litigation claims; interruption to our computer systems; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations and foreign currency exchange risk sharing arrangements, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into U.S. markets; our significant debt service requirements; the possibility that we may incur additional indebtedness; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; and our intention of not paying dividends. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Annual Report include, among others, statements concerning: our outlook for the upcoming fiscal year, projected capital expenditures for the upcoming fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals, initiatives and objectives; the anticipated beneficial attributes of products and platforms under development; the potential that our Solana assays will receive a CLIA waiver; anticipated new product and development results; that we expect to continue to depend on a few key distributors for sales of our products; expected growth and the sources of that growth; the impact of new accounting standards; that point-of-care testing is increasing; that we will continue to make substantial expenditures for sales and marketing, manufacturing and research and development activities; our reliance on key distributors; that influenza test revenues will continue to be a significant portion of our total revenue; industry consolidation and competition trends; competition for management and key personnel; that we may enter into additional foreign currency exchange risk sharing arrangements; that the price of our common stock will continue to fluctuate; our exposure to claims and litigation; our intention to not pay dividends; expectations regarding grant revenues and expenditures in 2016; that we will continue to incur substantial royalty and license expenses; the impact on our tax rate due to changes in California law; and our intention to continue to evaluate technology and acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Annual Report and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report. Except as required by law, we undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, whether as a result of new information, future events or otherwise.

Part I
Item 1. Business
All references to “we,” “our,” and “us” in this Annual Report refer to Quidel Corporation and its subsidiaries.
Overview
We have a leadership position in the development, manufacturing and marketing of rapid diagnostic testing solutions. These diagnostic testing solutions primarily include applications in infectious diseases, women’s health and gastrointestinal diseases. We sell our products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, leading universities, retail clinics, pharmacies and wellness screening centers. We market our products in the United States through a network of national and regional distributors, and through a direct sales force. Internationally, we market primarily through distributor arrangements.
We commenced our operations in 1979 and launched our first products, dipstick-based pregnancy tests, in 1983. Since such time, our product base and technology platforms have expanded through internal development and acquisitions of other products, technologies and companies. Our diagnostic solutions aid in the detection and diagnosis of many critical diseases and other medical conditions, including infectious diseases, women’s health, gastrointestinal diseases, autoimmune diseases, bone health and thyroid diseases. In February 2010, we expanded our operations through the acquisition of Diagnostic Hybrids, Inc. (“DHI”), a privately-held, in vitro diagnostics (“IVD”) company, based in Athens, Ohio. DHI is a market leader in the manufacturing and commercialization of FDA cleared direct fluorescent IVD assays used in hospitals and reference laboratories for a variety of diseases, including certain viral infections and thyroid diseases. In 2013, we completed two further acquisitions, acquiring BioHelix Corporation (“BioHelix”), a developer and manufacturer of isothermal molecular assays and enzymes, in May 2013, and acquiring the assets of AnDiaTec GmbH (“AnDiaTec”), a German based developer and manufacturer of molecular assays, in August 2013.
Corporate Information
We are a corporation, originally incorporated as Monoclonal Antibodies, Inc. in California in 1979 and re-incorporated as Quidel Corporation in the State of Delaware in 1987. Our executive offices are located at 12544 High Bluff Drive, Suite 200, San Diego, California 92130, and our telephone number is (858) 552-1100. This Annual Report and each of our other periodic and current reports, including any amendments thereto, are available, free of charge, on our website, www.quidel.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information contained on our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report. In addition, the SEC website contains reports, proxy and information statements, and other information about us at www.sec.gov.
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
Our diagnostic testing solutions are designed to provide specialized results that serve a broad range of customers, by addressing the market requirements of ease of use, reduced cost, increased test accuracy and reduced time to result. Our current approach to address this diagnostic continuum relative to our strategy is comprised of three parts:

•	rapid point of care immunoassay tests for use in physician offices, hospital laboratories and emergency departments, retail clinics, pharmacies and other urgent care or alternative site settings;

•	direct fluorescent assays (“DFA”) and culture-based tests for the clinical virology laboratory; and

•	molecular diagnostic tests across a number of laboratory and other segments.

Our current focus to accomplish our primary objective includes the following:

•	leveraging our current infrastructure to develop and launch new rapid immunoassays such as additional assays for our FDA approved Sofia® and next generation analyzers;

•	developing a molecular diagnostics franchise that incorporates three distinct testing platforms, AmpliVue®, Savanna™ and Solana® and that leverages our molecular assay development competencies; and

•	strengthening our position with distribution partners and our end-user customers to gain more emphasis on our products in the U.S. and abroad.
Our current initiatives to execute this strategy include the following:

•	continue to focus our research and development efforts on three areas:

•	new proprietary product platform development;

•	the creation of improved products and new products for existing markets and unmet clinical needs; and

•	pursuit of collaborations with, or acquisitions of, other companies for new and existing products and markets that advance our differentiated strategy.

•	provide clinicians with validated studies that encompass the clinical efficacy and economic efficiency of our diagnostic tests for the professional market;

•	strengthen our market and brand leadership in infectious diseases, women’s health and gastrointestinal diseases by acquiring and/or developing and introducing clinically superior diagnostic solutions;

•
strengthen our direct sales force to enhance relationships with integrated delivery networks, laboratories and hospitals, with a goal of driving growth through improved physician and laboratorian satisfaction;

•	leverage our wireless connectivity and data management systems, including cloud-based tools;

•	support payer evaluation of diagnostic tests and establishment of favorable reimbursement rates;

•	continue to create strong global alliances to support our efforts to achieve leadership in key markets and expand our presence in emerging markets; and

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
Centralized testing market
The centralized in vitro diagnostic testing process typically involves obtaining a specimen of blood, urine or other sample from the patient and sending the sample from the healthcare provider’s office, hospital unit or clinic to a central laboratory. In a typical visit to the physician’s office, after the patient’s test specimen is collected, the patient is usually sent home and receives the results of the test several hours or days later. The result of this process is that the patient may leave the physician’s office without confirmation of the diagnosis and the opportunity to begin potentially more effective immediate care.
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
Products
We provide diagnostic testing solutions under various brand names, including, among others, the following: Quidel®, QuickVue®, QuickVue+®, Sofia®, AmpliVue®, Solana®, Virena®, MicroVueTM, Lyra®, FreshCellsTM, D3®, FastPoint®, ReadyCells®, Super E-MixTM, ELVIRA®, ELVIS® and Thyretain®.
System Platforms—New and In Development:
Our diagnostic testing solutions are provided through a number of proprietary platforms, including the following platforms recently developed or in development:
Fluorescent Immunoassays
Sofia Analyzer. Sofia is the brand name for our fluorescent immunoassay (“FIA”) system. The easy-to-use Sofia Analyzer combines unique software, when used in conjunction with Sofia FIA tests, to yield an automatic, objective result that is readily available on the instrument’s screen, in a hard-copy printout, and in a transmissible electronic form that can network via a lab information system to hospital and medical center databases. The Sofia FIA tests employ advanced lateral flow and immunofluorescence technologies to provide enhanced performance for several assays as noted in our disease state discussion below. The Sofia Analyzer provides for different operational modes to accommodate both small and large laboratories as well as other features designed to facilitate use in a variety of healthcare settings, including hospitals, medical centers, and small clinics.
Next Generation Analyzer. We are developing the next generation Sofia Analyzer with added benefits and features and at a cost point that allows us to better address the lower-volume segment of the diagnostic testing market. We believe users will see an improvement in individual test performance and workflow. Enhanced optics are designed to provide added performance benefits and kinetic reading is designed to enable positive test results to be read in as few as two minutes. Similar to the original Sofia Analyzer, the next generation analyzer is planned to initially center around respiratory assays and then extend into Women's Health; Lyme Disease; and Vitamin D tests.
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
Solana. The Solana system was developed as an extension to the AmpliVue product line, running the same proprietary HDA technology. Solana is an easy to run amplification and detection system that has the ability to concurrently run up to 12 assays. With minimal sample preparation for Solana assays, the system has the potential to receive a CLIA waiver.
Molecular Systems in Development
Savanna. We are developing the Savanna system as a rugged, low-cost, fully-integrated system with novel extraction, and sample in/result out simplicity. The system is expected to be able to run either PCR or HDA assays from multiple sample types.

Connectivity and Data Management
Virena. Virena is a wireless cellular instrument management and surveillance system that operates as a cloud based solution connecting Quidel instruments across a healthcare system and automatically transmitting de-identified test results to a secure database.  With Virena, a health system, physician office laboratory (“POL”), Urgent Care or Retail Clinic has the ability to compile, analyze, map and generate reports of de-identified test results improving operational efficiencies, quality and patient outcome initiatives.
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
Streptococci. Our Sofia Strep A fluorescent immunoassay, used in conjunction with our Sofia Analyzer, and our QuickVue Strep A tests are intended for the rapid, qualitative detection of Group A Streptococcal antigen from throat swabs or confirmation of presumptive Group A Streptococcal colonies recovered from culture. Also, in late 2013, we began selling our AmpliVue Group B Strep Assay. In 2014, we began selling our AmpliVue Group A Strep Assays. Also in 2014, we received FDA clearance, via the de novo request procedure, for our Lyra Direct Strep Assay, a multiplex real-time PCR assay that detects and differentiates between pyogenic Group A and pyogenic C or G Streptococcal throat infections.
RSV. Our Sofia RSV test and our QuickVue RSV test are rapid immunoassay tests for Respiratory Syncytial Virus (“RSV”). During 2013, we also began selling our combo Quidel Molecular RSV + human metapneumovirus (hMPV) test. The majority of upper respiratory tract infections in children are caused by viruses and RSV is generally recognized as a frequent agent responsible for these infections.
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

POC Women’s and General Health
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

Seasonality
Sales of our infectious disease products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and typically have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our infectious disease products have varied from year to year based in large part on the severity, length and timing of the onset of the cold and flu season. For the years ended December 31, 2015, 2014 and 2013, sales of our infectious disease products accounted for 72%, 71% and 72%, respectively, of total revenue.
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
Research and development expenses were approximately $35.5 million, $37.9 million, and $34.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. We anticipate that we will continue to devote a significant amount of financial resources to product and technology research and development for the foreseeable future.
Marketing and Distribution
Our business strategy is designed around serving the continuum of healthcare delivery needs starting with the POC clinicians located in small doctor’s office practices to moderately complex POLs through the highly complex environment in hospital and clinical reference laboratories.
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
Our distribution strategy needs to accommodate the fact that the U.S. POC market is highly fragmented, with many small or medium-sized customers. A network of national and regional distributors is utilized, combined with our own sales force, to reach customers using POC diagnostic tests. We have developed priority status with several of the major distributors in the U.S., resulting in many of our products having preferred product status with these distributors.
We have expanded the size of our U.S. sales force in the past few years. As of December 31, 2015, we employed more than 100 U.S. sales representatives. We are utilizing this expanded sales force to work closely with our key distributors to drive market penetration of our products in the U.S. POC market, with a particular focus on addressing acute care and integrated delivery network customers.
The sales, distribution and service of our cell culture and molecular diagnostic tests are controlled primarily by us. Laboratory end-users in hospitals and clinical reference laboratories utilizing these diagnostic tests are reached through our own direct sales force and technical support services that have specialized training and understanding of the product portfolio.
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
We derive a significant portion of our total revenue from a relatively small number of distributors. Three of our distributors, which are considered to be among the market leaders, collectively accounted for approximately 48%, 48% and 43% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. These distributors were McKesson Corporation, Cardinal Health, Inc., and Fisher Scientific Company.
See Note 7 “Industry and Geographic Information” in the Notes to Consolidated Financial Statements included in this Annual Report.

Manufacturing
We have two primary manufacturing sites. These two sites are in San Diego, California and Athens, Ohio. Our San Diego facility consists of laboratories devoted to tissue culture, cell culture, protein purification and immunochemistry and production areas dedicated to manufacturing and assembly. In the manufacturing process, biological and chemical supplies and equipment are used. Since the year 2000, the San Diego facility has operated under a Quality Management System certified to the International Organization for Standardization (“ISO”) 9001 certification. During 2005, we became certified to the ISO 13485:2003 Regulatory Standard as required for medical device manufacturers distributing product within the European Union and other countries. Many of the immunoassay products manufactured in our San Diego facility are packaged and shipped by a local third party.
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
We seek to conduct all of our manufacturing in compliance with the FDA Quality System Regulations (“QSR”) (formerly Good Manufacturing Practices) governing the manufacture of medical devices. Our manufacturing facilities have been registered with the FDA and the Department of Health Services of the State of California for our San Diego facility (the “State FDA”), and have passed routine federal and state inspections confirming compliance with the QSR regulatory requirements.
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
Our initial focus for obtaining marketing approval outside the U.S. is typically the European Union (the “EU”), Japan and China. EU Regulations and Directives generally classify healthcare products either as medicinal products, medical devices or in vitro diagnostics. The CE Mark certification for the EU requires us to receive ISO certification for the manufacture of our products. This certification comes only after the development of an all-inclusive quality system, which is reviewed for compliance with ISO standards by a licensed body working within the EU. After certification is received, a technical file is developed which attests to the product’s compliance with EU directive 98/79/EC for in vitro diagnostic medical devices. Only after this point is the product CE marked. Japanese regulations require registration of in vitro diagnostic products with the Japanese Ministry of Health, Labor and Welfare. Chinese regulations require registration of diagnostic products with the China FDA or CFDA. Additional clinical trials are typically required for registration purposes. For products marketed in Canada, we have our independent party certification under the Canadian Medical Device Regulation.
Intellectual Property
The healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for commercially relevant technologies, devices, products and processes. We and other companies engaged in research and development of new diagnostic products actively pursue patents for technologies that are considered novel and patentable. However, important factors, many of which are not within our control, can affect whether and to what extent patent protection in the U.S. and in other important markets worldwide is obtained. By way of example, the speed, accuracy and consistency in application of the law in a patent office within any particular jurisdiction is beyond our control and can be unpredictable. The resolution of issues such as these and their effect upon our long-term success is likewise indeterminable. We have issued patents, both in the U.S. and internationally, with expiration dates ranging from the present through approximately 2032 and have patent applications pending throughout the world.
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
Under many of our contractual agreements, we have agreed to indemnify the counterparty against costs and liabilities arising out of any patent infringement claims and other intellectual property claims asserted by a third party relating to products sold under those agreements.

Competition
Competition in the development and marketing of IVD products is intense, and innovation, product development, regulatory clearance to market and commercial introduction of new IVD technologies can occur rapidly. We believe that some of the most significant competitive factors in the rapid diagnostic market include convenience, speed to result, specimen flexibility, product menu, clinical needs, price, reimbursement and product performance as well as the effective distribution, advertising, promotion and brand name recognition. The competitive factors in the central laboratory market are also significant and include price, product performance, reimbursement, compatibility with routine specimen procurement methods, and manufacturing products in testing formats that meet the workflow demands of larger volume laboratories. We believe our success will depend on our ability to remain abreast of technological advances, to develop, gain regulatory clearance and introduce technologically advanced products, to effectively market to customers a differentiated value proposition represented by our commercialized products, to maintain our brand strength and to attract and retain experienced personnel, who are in great demand. The majority of diagnostic tests requested by physicians and other healthcare providers are performed by independent clinical reference laboratories. These laboratories, we expect, will continue to compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for our products, we will be required to continue to demonstrate that our products provide physicians and central laboratories cost-effective and time-saving alternatives to competitive products and technologies.
Many of our current and prospective commercial competitors, including several large pharmaceutical and diversified healthcare companies, have substantially greater financial, marketing and other resources than we have. These competitors include, among others, Alere Inc. (“Alere”), Beckman Coulter Primary Care Diagnostics, Fisher Scientific Corporation (“Fisher”), Becton Dickinson and Company, Meridian Bioscience, Inc., Cepheid Inc. and Chemicon International, Inc. We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. Competition may also be provided from large, medium and small development companies whose portfolio and technologies are dedicated to the development of diagnostic solutions in areas of infectious diseases in which we currently have relevant market share.
Human Resources
As of December 31, 2015, we had 624 employees, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.
Executive Officers of Quidel Corporation
The names, ages and positions of all executive officers as of December 31, 2015 are listed below, followed by a brief account of their business experience. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.
Douglas C. Bryant, 58, was named President, Chief Executive Officer and a member of the Board of Directors in February 2009. Mr. Bryant’s appointment as President and Chief Executive Officer was effective on March 1, 2009. Prior to joining us, Mr. Bryant served as Executive Vice President and Chief Operating Officer at Luminex Corporation, managing its Bioscience Group, Luminex Molecular Diagnostics (Toronto), manufacturing, R&D, technical operations, and commercial operations. From 1983 to 2007, Mr. Bryant held various worldwide commercial operations positions with Abbott Laboratories including, among others: Vice President of Abbott Vascular for Asia/Japan, Vice President of Abbott Molecular Global Commercial Operations and Vice President of Abbott Diagnostics Global Commercial Operations. Earlier in his career with Abbott, Mr. Bryant was Vice President of Diagnostic Operations in Europe, the Middle East and Africa, and Vice President of Diagnostic Operations Asia Pacific. Mr. Bryant has over 30 years of industry experience in sales and marketing, product development, manufacturing and service and support in both the diagnostics and life sciences markets. Mr. Bryant holds a B.A. in Economics from the University of California at Davis.
Randall J. Steward, 61, became our Chief Financial Officer in October 2011. Prior to joining us, Mr. Steward served as the Chief Financial Officer for Navilyst Medical, Inc, a medical device company based in Massachusetts. From 2008 to January 2011, Mr. Steward served as Chief Operating Officer for SeQual Technologies, Inc., a San Diego-based medical device company, where he was responsible for all aspects of engineering, manufacturing, finance, and information systems. Prior to SeQual Technologies, Mr. Steward spent 11 years with Spectrum Brands as Executive Vice President and Chief Financial Officer. Mr. Steward holds a B.B.A. in Accounting from Southern Methodist University. He is also a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael D. Abney, Jr., 52, became our Senior Vice President, Distribution in January 2015. Prior to joining us, he served as Vice President, Channel and Distribution for ConvaTec from 2013 to 2014 and held a number of positions at PSS World Medical, Inc. from 1989 to 2013, including most recently as Vice President, Supplier Management. Mr. Abney received his B.A. degree in Finance from the University of Florida in 1989.
Robert J. Bujarski, J.D., 47, became our Senior Vice President, General Counsel and Corporate Secretary in June 2008 and in 2010 became our Senior Vice President, Business Development, General Counsel and Corporate Secretary. Mr. Bujarski previously served as our Senior Vice President, General Counsel and Corporate Secretary from March 2007 through March 2008. From July 2005 to March 2007, he was our General Counsel and Vice President. Mr. Bujarski was an associate attorney with the law firm of Gibson, Dunn & Crutcher LLP in its transactions practice group from October 2001 to July 2005. Mr. Bujarski received his B.A. degree in 1991 and his law degree in 2001 from the University of Arizona.
Werner Kroll, Ph.D., 59, became our Senior Vice President, R&D in May 2014. Prior to joining us, Dr. Kroll was Vice President and Global Head Research and Innovation for Novartis Molecular since 2009. Prior to holding that position he held a variety of senior positions from 2005 to 2009 at Novartis. Dr. Kroll has also held senior positions at Bayer from 1991 to 2005. Dr. Kroll received his Ph.D. and a Diploma in Chemistry from the University of Marburg.
Edward K. Russell, 48, became our Senior Vice President, Global Commercial Operations in October 2015. Prior to joining the Company, Mr. Russell was employed by Thermo Fisher Scientific, a life sciences company based in Massachusetts, and its predecessor company Life Technologies for ten years. Mr. Russell served in various leadership roles from 2005 through 2015, including North America Commercial Leader of the BioSciences Division, General Manager of Life Technologies’ Global Services & Support Division, and President of Life Technologies Japan. Prior to joining Life Technologies in 2005, Mr. Russell held various leadership positions at FedEx Kinko’s, ExxonMobil and Toyota/Lexus. Mr. Russell started his career as an officer in the U.S. Coast Guard. Mr. Russell holds a B.S. in Civil Engineering from the U.S. Coast Guard Academy and an MBA from The Wharton School, University of Pennsylvania.
John D. Tamerius, Ph.D., 70, has been our Senior Vice President, Strategic and External Affairs since October 2015. Dr. Tamerius previously served as the Company’s Vice President, Clinical/Regulatory Affairs from 2005 to November 2008 and Senior Vice President, Clinical/Regulatory Affairs from November 2008 to October 2015. Dr. Tamerius has held a variety of positions with us including, among others: Vice President for Research and Development and General Manager of the Company’s Specialty Products Group. Dr. Tamerius joined the Company in 1983 with the acquisition of Cytotech, Inc. where he served as President. Dr. Tamerius was previously a research associate at Scripps Clinic and Research Foundation. Dr. Tamerius performed postdoctoral research in tumor immunology at the Fred Hutchinson Cancer Center in Seattle and was awarded a Bachelor of Science, Master of Science, and Doctor of Philosophy in Microbiology and Immunology, all from the University of Washington.

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

•	lower than anticipated market penetration of our new or more recently introduced products;

•	significant quantities of our product or that of our competitors in our distributors’ inventories or distribution channels;

•	changes in distributor buying patterns; and

•	changes in the healthcare market including consolidation in our customer base.
Our operating results are heavily dependent on sales of our influenza diagnostic tests.
Although we continue to diversify our products, a significant percentage of our total revenues still continue to come from a limited number of our product families. In particular, revenues from the sale of our influenza tests represent a significant portion of our total revenues and are expected to remain so for at least the near future. In addition, the gross margins derived from sales of our influenza tests are significantly higher than the gross margins from our other core products. As a result, if sales or revenues of our influenza tests decline for any reason whether as a result of market share loss or price pressure, obsolescence, a mild flu season, regulatory matters or any other reason our operating results would be materially and adversely affected on a disproportionate basis. For the years ended December 31, 2015, 2014 and 2013, sales of our infectious disease products (including influenza test sales) accounted for 72%, 71%, and 72% respectively, of total revenue.
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

•
We have issued patents both in the U.S. and internationally, with expiration dates ranging from the present through approximately 2032. In addition to our patents in the U.S., we have patents issued in various other countries including, among others, Australia, Canada, Japan and various European countries, including France, Germany, Italy, Spain and the United Kingdom. Additionally, we have patent applications pending in the U.S. and various foreign jurisdictions. These pending patent applications may not result in the issuance of any patents, or if issued, may not have priority over others’ applications or may not offer meaningful protection against competitors with similar technology or may not otherwise provide commercial value. Moreover, any patents issued to us may be challenged, invalidated, found unenforceable or circumvented in the future. Third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection.

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
Although we have many distributor relationships in the U.S., the market is dominated by a small number of these distributors. Three of our distributors, which are considered to be among the market leaders, collectively accounted (each individually in excess of 10%) for approximately 48%, 48%, and 43% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, we rely on a few key distributors for a majority of our international sales, and expect to continue to do so for the foreseeable future. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives are timely found or lost sales to one distributor are absorbed by another distributor. Finding a suitable alternative to a lost or terminated distributor may pose challenges in our industry’s competitive environment, and another suitable distributor may not be found on satisfactory terms, if at all. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If total revenue from these or any of our other significant distributors were to decrease in any material amount in the future or we are not successful in timely transitioning business to new distributors, our business, operating results and financial condition could be materially and adversely affected.
If we are not able to manage our growth strategy or if we experience difficulties identifying or integrating companies or technologies we may acquire, our operating results may be adversely affected.
Our business strategy contemplates further growth, which would likely result in expanding the scope of operating and financial systems and the geographical area of our operations, including further expansion outside the U.S., as new products and technologies are developed and commercialized or new geographical markets are entered. Because we have a relatively small executive staff, acquisitions and other future growth may divert management’s attention from other aspects of our business, and place a strain on existing management and our operational, financial and management information systems. Furthermore, we may expand into markets in which we have less experience or incur higher costs. Some of our growth is expected to come from acquisitions of businesses and technologies. However, we cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Additionally, we may experience difficulties integrating the operations of companies or technologies that we may acquire, with our own operations, and we may not realize our anticipated benefits and cost savings within our expected time frame, or at all. We can give no assurance that we will be able to successfully identify, complete and integrate strategic acquisitions. Should we encounter difficulties in managing these tasks and risks, our growth strategy may suffer and our revenue and profitability could be adversely affected.
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

•
an adverse outcome could subject us to significant liability in the form of past royalty payments, penalties, special and punitive damages, the opposing party’s attorneys' fees, and future royalty payments significantly affecting our future earnings; and

•	failure to obtain a necessary license (upon commercially reasonable terms, if at all) upon an adverse outcome could prevent us from selling our current products or other products we may develop.
Even if licenses to intellectual property rights are available, they can be costly. We have entered into various licensing agreements, which largely require payments based on specified product sales as well as the achievement of specific milestones. Royalty and license expenses under these arrangements collectively totaled $1.1 million, $8.9 million and $9.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including cash due upon conversion of our Convertible Senior Notes ("Convertible Senior Notes"), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of our Convertible Senior Notes or purchase the Convertible Senior Notes as required upon a fundamental change, and our existing debt contains, and our future debt may contain, limitations on our ability to pay cash upon conversion or purchase of our Convertible Senior Notes.
Following a fundamental change (as defined in the indenture to our Convertible Senior Notes), the holders of our Convertible Senior Notes will have the right to require us to purchase their notes for cash. Certain fundamental changes and the exercise of any repurchase right of Convertible Senior Note holders upon a fundamental change would result in an event of default under our existing Senior Credit Facility. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our other then-existing indebtedness. In addition, upon conversion of the Convertible Senior Notes, unless we settle our conversion obligation solely in shares of our common stock (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the Convertible Senior Notes being surrendered for conversion. We may not have sufficient financial resources, or be able to arrange financing, to pay the fundamental change purchase price in cash with respect to any Convertible Senior Notes surrendered by holders for purchase upon a fundamental change or make cash payments upon conversions. In addition, restrictions in our current or then existing credit facilities or other indebtedness, if any, may not allow us to purchase the Convertible Senior Notes upon a fundamental change or make cash payments upon conversions of the Convertible Senior Notes (including, as noted above, restrictions in our existing Senior Credit Facility on the repurchase of Convertible Senior Notes upon a fundamental change). Our failure to purchase the Convertible Senior Notes upon a fundamental change or make cash payments upon conversions thereof when required would result in an event of default with respect to the Convertible Senior Notes which could, in turn, constitute a default under the terms of our other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Senior Notes or make cash payments upon conversions thereof.
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
On August 10, 2012, we entered into an amended and restated $140.0 million senior secured syndicated credit facility, as amended (the “Senior Credit Facility”), which matures on August 10, 2017. The agreement governing the Senior Credit Facility is subject to certain customary covenants, including among others: limitations on liens; mergers, consolidations and sales of assets; debt; dividends, stock redemptions and the redemption and/or prepayment of other debt; investments (including loans and advances) and acquisitions; transactions with affiliates; and disposition of assets. We are also subject to financial covenants which include a funded debt to adjusted earnings before interest, taxes, depreciation and amortization, and stock-based compensation (“adjusted EBITDA”) ratio (as defined in the Senior Credit Facility) and an interest coverage ratio. The Senior Credit Facility is secured by substantially all of our present and future assets and properties. If we fail to comply with these covenants, our Senior Credit Facility could become due and payable prior to maturity. As of December 31, 2015, we were in compliance with all financial covenants.
We will continue to have the ability to incur debt and our levels of debt may affect our operations and our ability to pay the principal of and interest on our debt.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments.
As of December 31, 2015, we had $126.1 million available to borrow under the Senior Credit Facility. Our ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility and our funded debt to adjusted EBITDA ratio as measured under the Senior Credit Facility. As of December 31, 2015, there were no borrowings outstanding under the Senior Credit Facility.

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
During the most recent recession, the global capital and credit markets experienced a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. If these conditions recur, it could adversely affect the demand for our products and services and, therefore, reduce purchases by our customers, which would negatively affect our results of operations and financial condition. In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit our access to capital, and may also negatively affect our customers’ and our suppliers’ ability to obtain credit to finance their businesses. As a result, our customers’ needs and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms or reduce or terminate production of products they supply to us. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect our operating results and financial condition. Additionally, both state and federal government sponsored and private payers, as a result of budget deficits or reductions, may seek to reduce their healthcare expenditures by renegotiating their contracts with us. Any reduction in payments by such government sponsored or private payers may adversely affect our earnings and cash flow. Declining economic conditions may also increase our costs.
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
Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include modifications to existing legislation, such as U.S. tax policy, or entirely new legislation, such as the Affordable Healthcare Act in the U.S. Although we cannot fully predict the many ways that healthcare reform might affect our business, the law imposed a 2.3% medical device excise tax (MDET) on certain transactions, including many U.S. sales of medical devices, which includes the majority of our US product sales. This tax took effect January 1, 2013. For the years ended December 31, 2015 and 2014, we incurred $2.1 million and $2.0 million related to the MDET, respectively. On December 18, 2015, legislation was passed to suspend the 2.3% MDET for a period of two years. It is unclear whether and to what extent, if at all, other anticipated developments resulting from healthcare reform, such as an increase in the number of people with health insurance, may impact us.
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
Our research and development and manufacturing activities involve the controlled use of hazardous materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. These regulations include federal statutes commonly known as CERCLA, RCRA and the Clean Water Act. Compliance with these laws and regulations is already expensive. If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations, or alter their interpretation of the requirements of such regulations, such environmental regulations could impair our research, development or production efforts by imposing additional, and possibly substantial, costs, restrictions or compliance procedures on our business. In addition, because of the nature of the penalties provided for in some of these environmental regulations, we could be required to pay sizable fines, penalties or damages in the event of noncompliance with environmental laws. Any environmental violation or remediation requirement could also partially or completely shut down our research and manufacturing facilities and operations, which would have a material adverse effect on our business. The risk of accidental contamination or injury from these hazardous materials cannot be completely eliminated and exposure of individuals to these materials could result in substantial fines, penalties or damages that are not covered by insurance.
Our total revenue could be affected by third-party reimbursement policies and potential cost constraints.
The end-users of our products are primarily physicians and other healthcare providers. In the U.S., healthcare providers such as hospitals and physicians who purchase diagnostic products generally rely on third-party payers, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. Use of our products would be adversely impacted if physicians and other healthcare providers do not receive adequate reimbursement for the cost of our products by their patients’ third-party payers. Our total revenue could also be adversely affected by changes or trends in reimbursement policies of these governmental or private healthcare payers. We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services. Given the efforts to control and reduce healthcare costs in the U.S. in recent years, currently available levels of reimbursement may not continue to be available in the future for our existing products or products under development. Third-party reimbursement and coverage may not be available or adequate in either the U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payers may reduce the demand for our products or adversely impact our ability to sell our products on a profitable basis.
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
Interruptions in the supply of raw materials and other products and services could adversely affect our operations and financial results.
We depend on third-party manufacturers and suppliers for some of our products, or components and materials used in our products. Some of our raw materials, equipment and components are currently obtained from a sole supplier or a limited group of suppliers. We have long-term supply agreements with many of these suppliers, but these long-term agreements involve risks for us, such as our potential inability to obtain an adequate supply of quality raw materials, equipment or components and our reduced control over pricing, quality and timely delivery. It is also possible that one or more of these suppliers may become unwilling or unable to deliver materials or components to us. In addition, due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost. Any shortfall in our supply of raw materials, equipment or components, or our inability to quickly and cost-effectively obtain alternative sources for this supply, could have a material adverse effect on our business and operating results.
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
Failures in our information technology and storage systems could significantly disrupt our business or force us to expend excessive costs.
We utilize complex information technology systems to support our business. We cannot be sure that our systems will meet our future business needs or that necessary upgrades will operate as designed, which could result in excessive costs or disruptions in portions of our business. In particular, any disruptions, delays or deficiencies caused by our enterprise resource planning system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. In addition, despite the implementation of security measures, information technology systems are vulnerable to damage from a variety of sources, including computer viruses, unauthorized access, telecommunications or network failures, malicious human acts, terrorism and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, could result in a material disruption in our operations. Furthermore, to the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face a variety of negative consequences, including regulatory actions or litigation, fines or penalties, adverse publicity, increased cybersecurity protection costs, and lost revenue.
Our business could be negatively affected by the loss of or the inability to hire key personnel.
Our future success depends in part on our ability to retain our key technical, sales, marketing and executive personnel and our ability to identify and hire additional qualified personnel. Competition for these personnel is intense, both in the industry in which we operate and where our operations are located. Further, we expect to grow our operations, and our needs for additional management and other key personnel are expected to increase. If we are not able to retain existing key personnel, or timely identify and hire replacement or additional qualified personnel to meet expected growth, our business could be adversely impacted. In addition, the loss of any of our key personnel, particularly key research and development personnel, could harm our business and prospects and could impede the achievement our research and development, operation or strategic objectives.
We face risks relating to our international sales, including inherent economic, political and regulatory risks, which could impact our financial performance, cause interruptions in our current business operations and impede our growth strategy.
Our products are sold internationally, with the majority of our international sales to our customers in Europe and Asia-Pacific. We currently sell and market our products through distributor organizations and sales agents. Sales to foreign customers accounted for 14%, 13%, and 13% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Our international sales are subject to inherent economic, political and regulatory risks, which could impact our financial performance, cause interruptions in our current business operations and impede our international growth. These foreign risks include, among others:

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

•	tariffs or other barriers as we continue to expand into new countries and geographic regions;

•	exposure to currency exchange fluctuations against the U.S. dollar;

•	longer payment cycles, generally lower average selling prices and greater difficulty in accounts receivable collection;

•	reduced, or lack of, protection for, and enforcement of, intellectual property rights;

•	political and economic instability in some of the regions where we currently sell our products or that we may expand into in the future;

•	complex and potentially adverse tax consequences; and

•	diversion to the U.S. of our products sold into international markets at lower prices.
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
The stock market periodically experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In particular, the market price of securities of smaller medical device companies, like ours, has been very unpredictable and may vary in response to:

•	announcements by us or our competitors concerning technological innovations;

•	introductions of new products;

•	FDA and foreign regulatory actions;

•	developments or disputes relating to patents or proprietary rights;

•	failure to meet the expectations of stock market analysts and investors;

•	changes in stock market analyst recommendations regarding our common stock;

•	changes in healthcare policy in the U.S. or other countries; and

•	general stock market conditions and other factors unrelated to our operating performance.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At December 31, 2015, we occupied the indicated square footage in the leased facilities described below:

Location	Status	Lease term	Square Footage	Primary Use
San Diego, CA (McKellar)	Leased	2020 - options to extend for three additional 5 year periods	78,000	Administrative offices, research and development and manufacturing
San Diego, CA (High Bluff)	Leased	2022 - options to extend for two additional 5 year periods	30,000	Administrative offices, sales and marketing (principal executive offices)
Athens, OH	Leased	2017 - options to extend for two additional 5 year periods	94,000	Administrative offices, sales and marketing, research and development and manufacturing
Beverly, MA	Leased	2020 - options to extend for two additional 5 year periods	9,700	Administrative offices, research and development and manufacturing

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

Quarter Ended	Low	High
December 31, 2015	$21.07	$21.41
September 30, 2015	$18.56	$19.07
June 30, 2015	$22.75	$23.16
March 31, 2015	$26.66	$27.53
December 31, 2014	$23.75	$28.68
September 30, 2014	$21.02	$26.99
June 30, 2014	$20.67	$27.54
March 31, 2014	$27.30	$31.71
As of February 15, 2016, we had approximately 422 common stockholders of record. No cash dividends were declared for our common stock during the fiscal years ended in 2015 or 2014, and we do not anticipate paying any dividends in the foreseeable future. Our Senior Credit Facility contains restrictions on the payment of cash dividends. See Note 2 in the Notes to Consolidated Financial Statements included in this Annual Report.
Stock Repurchases
During the year ended December 31, 2015, we repurchased 1,397,000 shares of outstanding common stock under the Company's previously announced share repurchase program for approximately $30.4 million. Additionally, 21,047 shares of outstanding common stock with a value of $0.5 million were repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock units. These shares are not considered repurchases under the Company’s repurchase program. As of December 31, 2015, there was $19.6 million available under the Company's share repurchase program.
The table below sets forth information regarding repurchases of our common stock by us during the three months ended January 3, 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
September 28, 2015 - October 25, 2015	12,551	$18.04	8,685	$22,705,853
October 26, 2015 - November 22, 2015	176,546	17.46	176,546	19,662,660
November 23, 2015 - January 3, 2016	—	—	—	19,662,660
Total	189,097	17.50	185,231	19,662,660

(1)
In addition to our share repurchase program, we repurchased 3,866 shares of common stock from employees in connection with payment of minimum tax withholding obligations related to the lapse of restrictions on certain restricted stock units during the three months ended December 31, 2015.

(2)
On January 25, 2016, the Board of Directors authorized an amendment to the Company's previously announced stock repurchase program to replenish the amount available for repurchase under the program back to the previously authorized repurchase amount of $50.0 million, approve the addition of repurchases of the Company's Convertible Senior Notes under the program and extend the program through January 25, 2018. Under the amended program, the Company may repurchase, in the aggregate, up to $50.0 million in shares of its common stock and/or its Convertible Senior Notes.

STOCKHOLDER RETURN PERFORMANCE GRAPH
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index, Nasdaq Health Care Index, and Nasdaq US Benchmark Medical Supplies Index for the period beginning December 31, 2010 and ending December 31, 2015. The graph assumes an initial investment of $100 on December 31, 2010 in our common stock, the Nasdaq Composite Index, the Nasdaq US Benchmark Medical Supplies Index, the Nasdaq Health Care Index and reinvestment of dividends. The stock price performance of our common stock depicted in the graph represents past performance only and is not necessarily indicative of future performance.
COMPARISON OF 5 YEAR TOTAL CUMULATIVE RETURN
Among Quidel Corporation, the NASDAQ Composite, NASDAQ US Benchmark Medical Supplies and NASDAQ Health Care Indices

	Base Period
Company/Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Quidel Corporation	$100.00	$104.71	$129.20	$213.77	$200.14	$146.71
NASDAQ Composite	$100.00	$98.20	$113.82	$157.44	$178.53	$188.75
NASDAQ US Benchmark Medical Supplies	$100.00	$95.86	$116.37	$140.65	$166.97	$182.96
NASDAQ Health Care	$100.00	$104.51	$132.98	$208.83	$268.28	$286.68

Item 6. Selected Financial Data
The following table presents selected consolidated financial data of Quidel Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 in this Annual Report.
Consolidated Statements of Operations

	Year ended December 31,
	2015	2014	2013 (1)	2012	2011
	(in thousands, except per share data)
Total revenues (2)	$196,129	$184,158	$177,325	$157,719	$160,476
Costs and expenses
Cost of sales (excludes amortization of intangible assets) (3)	71,688	74,180	66,976	61,285	62,865
Research and development	35,514	37,913	34,186	27,716	26,325
Sales and marketing (2)	47,886	43,076	35,744	32,297	27,624
General and administrative	29,447	25,811	25,581	19,800	21,989
Amortization of intangible assets from acquired businesses and technology	8,856	8,828	8,171	6,935	7,124
Impairment loss	—	3,558	—	—	—
Facility restructuring charge	—	—	1,825	—	—
Total costs and expenses	193,391	193,366	172,483	148,033	145,927
Operating income (loss)	2,738	(9,208)	4,842	9,686	14,549
Interest expense, net	(12,035)	(1,775)	(1,408)	(2,075)	(3,065)
(Loss) income before (benefit) provision for taxes	(9,297)	(10,983)	3,434	7,611	11,484
(Benefit) provision for income taxes	(3,218)	(3,909)	(3,956)	2,618	3,851
Net (loss) income	$(6,079)	$(7,074)	$7,390	$4,993	$7,633
Basic earnings (loss) per share	$(0.18)	$(0.21)	$0.22	$0.15	$0.23
Diluted earnings (loss) per share	$(0.18)	$(0.21)	$0.21	$0.15	$0.23
Shares used in basic per share calculation	34,104	34,451	33,836	33,068	32,903
Shares used in diluted per share calculation	34,104	34,451	34,947	33,702	33,320

Balance Sheet Data

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$191,471	$200,895	$8,388	$14,856	$61,332
Working capital	$209,834	$238,096	$54,610	$52,271	$71,452
Total assets (4)	$406,505	$447,411	$271,485	$242,099	$278,894
Long-term debt and lease obligation, net of current portion (4)	$147,329	$142,575	$5,126	$10,567	$47,947
Stockholders’ equity	$218,676	$245,011	$223,779	$199,780	$185,386
Common shares outstanding	33,323	34,433	34,073	33,451	33,276

(1)	Includes the results of operations of BioHelix and AnDiaTec from dates of acquisition, May 6, 2013 and August 26, 2013, respectively.

(2)
Includes reclassification of freight billed to customers of $1,543, $1,915, $1,978 and $1,873 from sales and marketing expense to revenue for the years ended December 31, 2014, 2013, 2012 and 2011, respectively.

(3)	Excludes amortization of intangible assets of $6,341, $6,283, $6,079, $5,753 and $6,667 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(4)	Includes reclassification of deferred debt issuance costs of $4,139 from total assets to long-term debt as of December 31, 2014.

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
Overview and Executive Summary
We have a leadership position in the development, manufacturing and marketing of diagnostic testing solutions. These diagnostic testing solutions primarily include applications in infectious diseases, women’s health and gastrointestinal diseases. We sell our products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, leading universities, retail clinics, pharmacies and wellness screening centers. We market our products in the U.S. through a network of national and regional distributors and a direct sales force. Internationally, we sell primarily through distributor arrangements.
For the year ended December 31, 2015, total revenue increased 7% to $196.1 million as compared to the year ended December 31, 2014. A majority of our total revenues relate to three product families: Influenza, Strep A and pregnancy tests. For the years ended December 31, 2015, 2014 and 2013, we derived approximately 69%, 68% and 67%, respectively, of our total revenues from sales of our influenza, Group A Strep and pregnancy tests. Additionally, a significant portion of our total revenue is from a relatively small number of distributors. Approximately 48%, 48% and 43% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively, were related to sales through our three largest distributors.
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
Our diagnostic testing solutions are designed to provide specialized results that serve a broad range of customers, by addressing the market requirements of ease of use, reduced cost, increased test accuracy and reduced time to result. Our current approach to address this diagnostic continuum relative to our strategy is comprised of three parts:

•	rapid point of care immunoassay tests for use in physician offices, hospital laboratories and emergency departments, retail clinics, pharmacies and other urgent care or alternative site settings;

•	direct fluorescent assays (“DFA”) and culture-based tests for the clinical virology laboratory; and

•	molecular diagnostic tests across a number of laboratory and other segments.

Our current focus to accomplish our primary objective includes the following:

•	leveraging our current infrastructure to develop and launch new rapid immunoassays such as additional assays for our FDA approved Sofia® and next generation analyzers;

•	developing a molecular diagnostics franchise that incorporates three distinct testing platforms, AmpliVue®, Savanna™ and Solana® and that leverages our molecular assay development competencies; and

•	strengthening our position with distribution partners and our end-user customers to gain more emphasis on our products in the U.S. and abroad.
Our current initiatives to execute this strategy include the following:

•	continue to focus our research and development efforts on three areas:

•	new proprietary product platform development;

•	the creation of improved products and new products for existing markets and unmet clinical needs; and

•	pursuit of collaborations with, or acquisitions of, other companies for new and existing products and markets that advance our differentiated strategy.

•	provide clinicians with validated studies that encompass the clinical efficacy and economic efficiency of our diagnostic tests for the professional market;

•	strengthen our market and brand leadership in infectious diseases, women’s health and gastrointestinal diseases by acquiring and/or developing and introducing clinically superior diagnostic solutions;

•
strengthen our direct sales force to enhance relationships with integrated delivery networks, laboratories and hospitals, with a goal of driving growth through improved physician and laboratorian satisfaction;

•	leverage our wireless connectivity and data management systems, including cloud-based tools;

•	support payer evaluation of diagnostic tests and establishment of favorable reimbursement rates;

•	continue to create strong global alliances to support our efforts to achieve leadership in key markets and expand our presence in emerging markets; and

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
Outlook
We anticipate revenue growth over the next year assuming relatively normal respiratory seasons, and a related positive impact on gross margin and earnings. This growth is expected to be driven primarily by increased sales of our Sofia assays and molecular products. In addition, we expect continued and significant investment in research and development activities as we invest in our molecular platforms. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines, technologies and companies.

Results of Operations
Comparison of years ended December 31, 2015 and 2014
Total Revenues
The following table compares total revenues for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	For the year ended December 31,		Increase (decrease)
	2015	2014	$	%
Infectious disease net product sales	$141,857	$130,416	$11,441	9%
Women’s health net product sales	37,161	34,332	2,829	8%
Gastrointestinal disease net product sales	7,224	7,414	(190)	(3)%
Other net product sales	3,698	4,315	(617)	(14)%
Royalty, license fees and grant revenue	6,189	7,681	(1,492)	(19)%
Total revenues	$196,129	$184,158	$11,971	7%
For the year ended December 31, 2015, total revenue increased 7% to $196.1 million. The increase in total revenues was primarily due to an increase in sales of Influenza, Strep A, and RSV driven by continued share gains made on the Sofia platform. Gains in the women's health segment were driven by growth in our Thyretain, Autoimmune disease and pregnancy product lines. Other revenues declined $0.6 million due primarily to reduced demand for our animal health products. The revenue from our royalty, license fees and grant revenue category decreased due to timing of grant revenues associated with the amended Bill and Melinda Gates Foundation grant agreement.
Cost of Sales
Cost of sales decreased to 37% of total revenues, for the year ended December 31, 2015 compared to 40% of total revenues, for the year ended December 31, 2014. The absolute dollar decrease in cost of sales of $2.5 million is primarily driven by the expiration of the amortization of the Alere settlement and improved manufacturing efficiencies. This was partially offset by the increased costs associated with greater revenues and increased depreciation expense on our instrument installed base.
Operating Expenses
The following table compares operating expenses for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	For the year ended December 31,
	2015		2014
	Operating	As a % of total	Operating	As a % of total	Increase (decrease)
	expenses	revenues	expenses	revenues	$	%
Research and development	$35,514	18%	$37,913	21%	$(2,399)	(6)%
Sales and marketing	$47,886	24%	$43,076	23%	$4,810	11%
General and administrative	$29,447	15%	$25,811	14%	$3,636	14%
Amortization of intangible assets from acquired businesses and technology	$8,856	5%	$8,828	5%	$28	—%
Impairment loss	$—	—%	$3,558	2%	$(3,558)	N/A
Research and Development Expense
Research and development expense for the year ended December 31, 2015 decreased from $37.9 million to $35.5 million primarily due to delayed timing of third-party developmental spend for the Savanna MDx platform partially offset by increased spend for our next generation Sofia instrument and development of related assays; Strep Pneumo, Vitamin D and Lyme disease.

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

Sales and Marketing Expense
Sales and marketing expense for the year ended December 31, 2015 increased from $43.1 million to $47.9 million driven primarily by increased headcount-related costs associated with the full year effect of the 2014 sales force expansion. At December 31, 2015, we employed more than 100 U.S. sales representatives. We are utilizing this expanded sales force to work closely with our key distributors to drive market penetration of our products in the U.S. POC market, with a particular focus on addressing acute care and integrated delivery network customers.
General and Administrative Expense
General and administrative expense for the year ended December 31, 2015 increased from $25.8 million to $29.4 million primarily due to an increase in one-time fees for professional services and internal costs related to business development activities. General and administrative expenses also include the 2.3% MDET. In December 2015, legislation was passed to suspend the MDET for a period of two years.
Amortization of Intangible Assets from Acquired Businesses and Technology
Amortization of intangible assets from acquired businesses primarily consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisitions of DHI, BioHelix and AnDiaTec.
Impairment Loss
In 2014, we determined we would not be able to recover the carrying value of certain capitalized software, purchased in-process research and development and manufacturing line assets related to Project Stella (Bobcat). As a result, we recorded an impairment loss totaling $3.6 million in the third quarter of 2014. No such impairment occurred in 2015. See further discussion in Note 10 in the Notes to the Consolidated Financial Statements.
Interest Expense, Net
Interest expense primarily relates to accrued interest for the coupon and accretion of the discount on our $172.5 million 3.25% Convertible Senior Notes due 2020 ("Convertible Senior Notes") issued in December 2014 and interest paid on our lease obligation associated with our San Diego McKellar facility. The increase in interest expense of $10.3 million for the year ended December 31, 2015 was due to the interest expense related to the Convertible Senior Notes. There were no borrowings under the Senior Credit Facility during the years ended December 31, 2015 and 2014.
Income Taxes
We recognized an income tax benefit of $3.2 million and $3.9 million for the years ended December 31, 2015 and 2014, respectively. The decrease in the income tax benefit in 2015 was driven primarily by a lower pre-tax loss. Additionally, in 2014 we released tax reserves of approximately $1.0 million related to the expiration of the statute of limitations on assessment for certain state matters. We had no comparable release in 2015. Offsetting this impact, during 2014 the Company recorded a valuation allowance for deferred tax assets of $2.3 million, and an incremental $0.8 million in 2015 which increased the total valuation allowance to $3.1 million as of December 31, 2015.

Comparison of years ended December 31, 2014 and 2013
Total Revenues
The following table compares total revenues for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	For the year ended December 31,		Increase (decrease)
	2014	2013	$	%
Infectious disease net product sales	$130,416	$128,079	$2,337	2%
Women’s health net product sales	34,332	33,328	1,004	3%
Gastrointestinal disease net product sales	7,414	6,622	792	12%
Other net product sales	4,315	5,379	(1,064)	(20)%
Royalty, license fees and grant revenue	7,681	3,917	3,764	96%
Total revenues	$184,158	$177,325	$6,833	4%
For the year ended December 31, 2014, total revenue increased 4% to $184.2 million from $177.3 million for the year ended December 31, 2013. The increase in total revenues was primarily due to an increase in sales of Influenza, Strep A, and RSV products driven by gains made on the Sofia platform. Gains in the women's health segment were driven by increased sales of our Thyretain product for diagnosis of Grave's Disease. Gains in the gastrointestinal disease segment were driven primarily by increased adoption of the AmpliVue C. difficile assay. The revenue from our royalty, license fees and grant revenue category for the 2014 and 2013 periods relates to grant revenues associated with the Bill and Melinda Gates Foundation grant agreement and research and development activities for our Savanna HIV viral load assay and system in development as well as royalty payments earned on our patented technologies utilized by third parties.
Cost of Sales
Cost of sales increased to 40% of total revenues, for the year ended December 31, 2014 compared to 38% of total revenues, for the year ended December 31, 2013. The absolute dollar increase in cost of sales of $7.2 million for the year ended December 31, 2014 from the year ended December 31, 2013 is primarily related to the variable nature of direct costs (material and labor) associated with the 4% increase in total revenues in 2014 combined with the increased cost of depreciation on a larger installed base of Sofia instruments in 2014 and higher excess and obsolete inventory expense. The increase in cost of sales as a percentage of total revenue is driven by the same factors, as well as, product mix.
Operating Expenses
The following table compares operating expenses for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	For the year ended December 31,
	2014		2013
	Operating	As a % of total	Operating	As a % of total	Increase (decrease)
	expenses	revenues	expenses	revenues	$	%
Research and development	$37,913	21%	$34,186	19%	$3,727	11%
Sales and marketing	$43,076	23%	$35,744	20%	$7,332	21%
General and administrative	$25,811	14%	$25,581	14%	$230	1%
Amortization of intangible assets from acquired businesses and technology	$8,828	5%	$8,171	5%	$657	8%
Impairment loss	$3,558	2%	$—	—%	$3,558	N/A
Facility restructuring charge	$—	—%	$1,825	1%	$(1,825)	N/A
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
Sales and Marketing Expense
Sales and marketing expense for the year ended December 31, 2014 increased from $35.7 million to $43.1 million driven primarily by additional investment in our sales organization through expansion and training of a larger sales force in 2014 relative to 2013.
General and Administrative Expense
General and administrative expense for the year ended December 31, 2014 increased slightly from $25.6 million to $25.8 million. General and administrative expenses include the 2.3% MDET, personnel costs, business development activities, and other general expenses.
Amortization of Intangible Assets from Acquired Businesses and Technology
Amortization of intangible assets from acquired businesses primarily consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisitions of DHI, BioHelix and AnDiaTec.
Impairment Loss
In 2014, we determined we would not be able to recover the carrying value of certain capitalized software, purchased in-process research and development and manufacturing line assets related to Project Stella (Bobcat). As a result, we recorded an impairment loss totaling $3.6 million in the third quarter of 2014. No such impairment occurred in 2013. See further discussion in Note 10 in the Notes to the Consolidated Financial Statements.
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
Interest Expense, Net
Interest expense primarily relates to interest paid on borrowings under the Senior Credit Facility, interest paid on our lease obligation associated with our San Diego McKellar facility, and accrued interest for the coupon and accretion of the discount on our $172.5 million 3.25% Convertible Senior Notes due 2020 ("Convertible Senior Notes") issued in December 2014. The increase in interest expense of $0.4 million for the year ended December 31, 2014 was due to the interest expense related to the Convertible Senior Notes that were outstanding for one month in 2014. There were no borrowings under the Senior Credit Facility during the year ended December 31, 2014.
Income Taxes
We recognized an income tax benefit of $3.9 million and income tax benefit of $4.0 million for the years ended December 31, 2014 and 2013, respectively. During 2014, the Company recorded a valuation allowance for deferred tax assets of $2.3 million, which was offset by the federal and state research and development credits of $0.8 million and release of tax reserves and related interest of approximately $1.0 million related to the expiration of the statute of limitations on assessment for certain state matters. During 2013, we were notified by the Internal Revenue Service that the Congressional Joint

Committee of Taxation had completed its review of and proposed no changes to our tax returns filed for the tax periods 2008 through 2010. As a result, we released tax reserves and related interest of approximately $3.5 million in 2013. On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, we recorded the benefit related to the 2012 federal research and development credit of approximately $0.5 million during the year ended December 31, 2013.
Liquidity and Capital Resources
As of December 31, 2015 and 2014, our principal sources of liquidity consisted of the following (in thousands):

	December 31,
	2015	2014
Cash and cash equivalents	$191,471	$200,895
Restricted cash	63	3,127
Cash, cash equivalents, and restricted cash	$191,534	$204,022
Working capital including cash, cash equivalents, and restricted cash	$209,834	$238,096
Amount available to borrow under the Senior Credit Facility	$126,068	$95,700

As of December 31, 2015, we had $191.5 million in cash and cash equivalents, a $9.4 million decrease from the prior year. Our cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. In addition, we intend to continue to evaluate candidates for new product line, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt, or issue additional equity, to successfully complete the transactions.

In 2015, our primary source of liquidity, other than our holdings of cash and cash equivalents, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. We anticipate that our current cash and cash equivalents, together with cash provided by operating activities will be sufficient to fund our near term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	support of commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	repurchases of our outstanding common stock;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments; and

•	repayments of our lease obligation.
In December 2014, we issued Convertible Senior Notes in the aggregate principle amount of $172.5 million. The Convertible Senior Notes have a coupon rate of 3.25% and are due 2020. The Convertible Senior Notes were not convertible as of December 31, 2015. For detailed information of the terms of the Convertible Senior Notes, see Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report under the heading “3.25% Convertible Senior Notes due 2020,” which is incorporated by reference herein.
On August 10, 2012, we entered into an amended and restated $140.0 million Senior Credit Facility that matures on August 10, 2017. As of December 31, 2015 and December 31, 2014, we had no borrowings outstanding under the Senior Credit Facility. As of December 31, 2015, we were in compliance with all financial covenants. For detailed information of the terms of the Senior Credit Facility see Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report under the heading “Line of Credit,” which is incorporated by reference herein.
As of December 31, 2015, we have $5.5 million in fair value of contingent considerations associated with prior acquisitions to be settled in future periods.

In January 2016, our board of directors authorized an amendment to replenish the amount available up to an aggregate of $50.0 million in shares of common stock or Senior Convertible Notes under our share repurchase program. During 2015, we used $30.4 million to repurchase our outstanding shares under the share repurchase program.

We received $2.4 million and $10.6 million during the years ended December 31, 2015 and 2014, respectively, pursuant to the Bill and Melinda Gates Foundation grant agreement, which was restricted as to use until expenditures contemplated in the grant were incurred or committed. We recorded this restricted cash as a current asset as we anticipate making expenditures under the grant within one year. As of December 31, 2015, restricted cash was $0.1 million.

We expect our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

	Year ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$36,309	$35,686	$25,682
Net cash used for investing activities	(17,032)	(11,241)	(33,935)
Net cash (used for) provided by financing activities	(28,684)	168,060	1,790
Effect of exchange rate changes on cash	(17)	2	(5)
Net (decrease) increase in cash and cash equivalents	$(9,424)	$192,507	$(6,468)
Cash provided by operating activities was $36.3 million during the year ended December 31, 2015. The Company had a net loss of $6.1 million, including non-cash charges of $23.4 million of depreciation and amortization of intangible assets and property and equipment, stock-based compensation of $7.4 million and amortization of debt discount and deferred issuance costs of $5.7 million. The most significant change in operating assets and liabilities included a decrease in accounts receivable of $16.1 million due to increased collection efforts and a $3.1 million decrease in restricted cash as grant terms were met under the Bill and Melinda Gates Foundation grant agreement. This was offset by a decrease of $3.1 million in payables as a result of decreased production in the fourth quarter of 2015 compared to the prior year.
Cash provided by operating activities was $35.7 million during the year ended December 31, 2014. The Company had a net loss of $7.1 million, including non-cash charges of $28.4 million of depreciation and amortization of intangible assets and property and equipment, impairment loss of $3.6 million and stock-based compensation of $6.7 million. The most significant change in operating assets and liabilities in 2014 included an increase in accounts receivable of $4.5 million related to an early start to a robust cold and flu season in the fourth quarter of 2014. This increase was favorably offset by extended payables terms, resulting in an increase of $4.4 million and reduced inventories of $2.9 million.
Cash provided by operating activities was $25.7 million during the year ended December 31, 2013. The Company had net income of $7.4 million, including non-cash charges of $24.9 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation of $8.8 million. The most significant changes in operating assets and liabilities in 2013 included was an increase in inventories of $12.0 million due to planned increases related to our molecular products, our SPG facility relocation and the seasonal nature of our influenza business.
Our investing activities used $17.0 million during the year ended December 31, 2015 primarily related to the acquisition of production equipment and Sofia instruments available for lease. Our investing activities used $11.2 million during the year ended December 31, 2014 primarily related to the acquisition of production equipment, building improvements, and Sofia instruments available for lease. Our investing activities used $9.2 million and $2.3 million of net cash during the year ended December 31, 2013 for the acquisitions of BioHelix and AnDiaTec, respectively.

We are currently planning approximately $18.0 million in capital expenditures over the next 12 months. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, and to implement facility improvements. We plan to fund these capital expenditures with cash flow from operations and other available sources of liquidity. We have $4.0 million in firm purchase commitments with respect to such planned capital expenditures as of December 31, 2015.
Cash used by financing activities was $28.7 million during the year ended December 31, 2015 and was driven primarily by $30.4 million of repurchases of common stock under our share repurchase program and $0.5 million of repurchases in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock units. Our financing activities provided $168.1 million of cash during the year ended December 31, 2014 primarily due to the issuance of the Convertible Senior Notes resulting in total proceeds of $172.5 million. Our financing activities provided $1.8 million of cash during the year ended December 31, 2013 primarily related to proceeds from the issuance of common stock through exercise of options of $7.9 million, partially offset by repayments under our Senior Credit Facility of $5.0 million.
Off-Balance Sheet Arrangements
At December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations
As of December 31, 2015, our future contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Convertible Senior Notes (1)	$200,421	$5,606	$11,212	$183,603	$—
Lease obligation (2)	5,781	922	1,871	1,909	1,079
Operating lease obligations (3)	11,236	2,383	3,529	3,353	1,971
Non-cancellable purchase commitments (4)	4,021	3,465	278	278	—
Total contractual obligations	$221,459	$12,376	$16,890	$189,143	$3,050

(1)	Includes the principal amount of our Convertible Senior Notes due in December 2020, as well as interest payments to be made semi-annually.

(2)
Reflects our lease obligation on the approximately 78,000 square-foot San Diego facility in place as of December 31, 2015. The facility is subject to a financing arrangement with payments through December 2020. Our future obligation under this financing arrangement is included in the table above.

(3)
Reflects obligations on facilities and equipment under operating leases in place as of December 31, 2015. In October of 2013, we entered into a lease for approximately 30,000 square feet of office space in San Diego. The lease expires in 2022 with options to extend the lease for two additional five-year periods. In the fourth quarter of 2011, we exercised our renewal option for the Athens, Ohio location. The amended lease expires in 2017 with two options to extend the lease for additional five-year periods through 2027. Future minimum lease payments are included in the table above.

(4)	Reflects our $4.0 million of non-cancellable commitments to purchase property, plant and equipment and inventory under contractual arrangements.

We have entered into various licensing agreements, which largely require payments based on specified product sales as well as the achievement of specific milestones. Royalty and license expenses under these various royalty and licensing agreements collectively totaled $1.1 million, $8.9 million and $9.0 million for the years ended December 31, 2015, 2014 and 2013, respectively including $0.7 million, $8.0 million and $8.0 million in amortization expense for 2015, 2014 and 2013, respectively.
We exclude liabilities pertaining to uncertain tax positions from our table of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities, nor the amount of the final cash settlement. As of December 31, 2015, we had approximately $1.1 million of liabilities associated with uncertain tax positions.

See Note 3 in the Notes to the Consolidated Financial Statements included in this Annual Report for further discussion of uncertain tax positions. The table also excludes $5.5 million in potential contingent consideration payments related to achievement of certain revenue targets under acquisition agreements. In addition to revenue targets under the AnDiaTec acquisition agreement, there are also contingent payments remaining of up to $0.9 million as of December 31, 2015 upon achievement of certain research and development milestones. We have not included amounts in the table because we cannot make a reasonably reliable estimate regarding whether the milestones required for these payments will be achieved. See Note 6 in the Notes to the Consolidated Financial Statements included in this Annual Report for further discussion of our contingent consideration.
Recent Accounting Standards
For summary of recent accounting pronouncements applicable to our consolidated financial statements see “Company Operations and Summary of Significant Accounting Policies” in Note 1 to our Consolidated Financial Statements in Part II, Item 8, which is incorporated herein by reference.
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
A portion of product sales include revenues for diagnostic kits, which are utilized on leased instrument systems under the Company’s “reagent rental” program. The reagent rental program provides customers the right to use the instruments at no separate cost to the customer in consideration for a multi-year agreement to purchase annual minimum amounts of consumables (“reagents” or “diagnostic kits”). When an instrument is placed with a customer under a reagent rental agreement, the Company retains title to the equipment and it remains capitalized on the Company’s Consolidated Balance Sheet as property and equipment. The instrument is depreciated on a straight-line basis over the life of the instrument. Depreciation expense is recorded in cost of sales included in the Consolidated Statements of Operations. The reagent rental agreements represent one unit of accounting as the instrument and consumables (reagents) are interdependent in producing a diagnostic result and neither has a stand-alone value with respect to these agreements. No revenue is recognized at the time of instrument placement. All revenue is recognized when the title and risk of loss for the diagnostic kits have passed to the customer.
Royalty income from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee. The Company also earns income from the licensing of technology.
The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities and received milestone payments totaling $2.5 million in 2013. On September 10, 2014, the Company entered into an amended grant agreement with the Bill and Melinda Gates Foundation for additional funding of up to $12.6 million in order to accelerate the development of the Savanna MDx platform in the developing world. Upon execution of the amended grant agreement, the Company received $10.6 million in cash. The Company received a payment of $2.4 million in April 2015 based on milestone achievements for both the original and the amended grant agreements and expects to receive the remaining milestone payments of up to $2.8 million in 2016. Under the original and amended grant agreements, the Company recognizes grant revenue on the basis of the lesser of the amount recognized on a proportional performance basis or the amount of cash payments that are non-refundable as of the end of each reporting period. For the years ended December 31, 2015, 2014 and 2013, we recognized $5.1 million, $6.3 million and $2.6 million as grant revenue, respectively. Cash payments received are restricted as to use until expenditures contemplated in the grant are incurred or committed. Therefore, the Company classified $0.1 million and $3.1 million of funds received from the Bill and Melinda Gates Foundation as restricted cash as of December 31, 2015 and 2014, respectively. In addition, the Company classified $3.7 million and $6.3 million as deferred grant revenue as of December 31, 2015 and 2014, respectively.
Stock-Based Compensation
Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option. The total number of stock options expected to vest is adjusted by estimated forfeiture rates. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes option valuation model. Compensation expense for time-based restricted units are measured at the grant date and recognized ratably over the vesting period. We determine the fair value of time-based and performance-based restricted stock based on the closing market price of our common stock on the grant date. A portion of the restricted stock granted in 2012 and 2011 was performance-based and vesting was tied to achievement of specific Company goals in 2014 and 2013, respectively. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with performance-based restricted stock requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The grant date of the performance-based restricted stock takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the restricted stock.
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
For goodwill and in-process research and development, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with the carrying amount, including goodwill and in-process research and development. If the fair value of a reporting unit exceeds its carrying amount, goodwill and in-process research and development are considered not impaired; otherwise, goodwill and in-process research and development are impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill and in-process research and development. We are required to perform periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill and in-process research and development as of December 31, 2015 and determined that no impairment existed.
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

Income Taxes
Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. In 2014 and 2015, we evaluated our gross deferred tax assets, including an assessment of cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant piece of objective negative evidence evaluated was the cumulative before-tax loss incurred over the three-year periods ended December 31, 2015 and 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future profitability. On the basis of this evaluation, as of December 31, 2014, we recorded a valuation allowance of $2.3 million and increased the valuation allowance by $0.8 million to $3.1 million as of December 31, 2015. This valuation allowance represents the portion of the deferred tax asset that management could no longer conclude was more likely or not to be realized. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist.
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
We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss and tax credit carryforwards resulting from excess tax benefits. As of December 31, 2015 and 2014, deferred tax assets do not include $1.3 million and $1.5 million, respectively, of these excess tax benefits from employee stock option exercises that are a component of our net operating loss and tax credit carryforwards. Additional paid-in capital would be increased up to $1.3 million if such excess tax benefits are realized.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had no borrowings outstanding under our Senior Credit Facility at December 31, 2015. If we had borrowings under our Senior Credit Facility the interest rate would have been 1.61% as of December 31, 2015. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not increase our annual interest expense as there are no borrowings.
We are not subject to interest rate risk on our Convertible Senior Notes as the Notes have a fixed rate of 3.25%. For fixed rate debt, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of December 31, 2015, our cash and cash equivalents were placed in certificates of deposit, money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Stockholders of Quidel Corporation
We have audited the accompanying consolidated balance sheets of Quidel Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quidel Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Quidel Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
February 22, 2016

QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$191,471	$200,895
Accounts receivable, net	18,398	34,466
Inventories	26,388	24,763
Deferred tax asset—current	—	8,316
Restricted cash	63	3,127
Prepaid expenses and other current assets	4,344	2,914
Total current assets	240,664	274,481
Property, plant and equipment, net	52,547	49,226
Goodwill	80,730	80,748
Intangible assets, net	31,833	41,890
Other non-current assets	731	1,066
Total assets	$406,505	$447,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,675	$12,421
Accrued payroll and related expenses	9,627	8,349
Current portion of lease obligation	585	509
Current portion of contingent consideration	1,286	733
Deferred grant revenue	3,658	6,330
Other current liabilities	6,999	8,043
Total current liabilities	30,830	36,385
Long-term debt	143,297	137,958
Lease obligation, net of current portion	4,032	4,617
Contingent consideration—non-current	4,230	5,023
Deferred tax liability—non-current	1,970	14,890
Income taxes payable	910	806
Deferred rent	2,296	2,228
Other non-current liabilities	264	493
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $.001 par value per share; 97,500 shares authorized; 33,323 and 34,433 shares issued and outstanding at December 31, 2015 and 2014, respectively	33	34
Additional paid-in capital	209,121	229,374
Accumulated other comprehensive loss	(31)	(29)
Retained earnings	9,553	15,632
Total stockholders’ equity	218,676	245,011
Total liabilities and stockholders’ equity	$406,505	$447,411
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Total revenues	$196,129	$184,158	$177,325
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $6,341, $6,283, and $6,079, respectively)	71,688	74,180	66,976
Research and development	35,514	37,913	34,186
Sales and marketing	47,886	43,076	35,744
General and administrative	29,447	25,811	25,581
Amortization of intangible assets from acquired businesses and technology	8,856	8,828	8,171
Impairment loss	—	3,558	—
Facility restructuring charge	—	—	1,825
Total costs and expenses	193,391	193,366	172,483
Operating income (loss)	2,738	(9,208)	4,842
Interest expense, net	(12,035)	(1,775)	(1,408)
(Loss) income before benefit for income taxes	(9,297)	(10,983)	3,434
Benefit for income taxes	(3,218)	(3,909)	(3,956)
Net (loss) income	$(6,079)	$(7,074)	$7,390
Basic (loss) earnings per share	$(0.18)	$(0.21)	$0.22
Diluted (loss) earnings per share	$(0.18)	$(0.21)	$0.21
Shares used in basic per share calculations	34,104	34,451	33,836
Shares used in diluted per share calculations	34,104	34,451	34,947
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year ended December 31,
	2015	2014	2013
Net (loss) income	$(6,079)	$(7,074)	$7,390
Other comprehensive (loss) income, net of tax
Changes in cumulative translation adjustment	(2)	(47)	18
Comprehensive (loss) income	$(6,081)	$(7,121)	$7,408
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance at January 1, 2013	33,451	$33	$184,431	$—	$15,316	$199,780
Issuance of common stock under equity compensation plans	708	1	8,384		—	8,385
Excess tax benefit from share-based compensation	—	—	2,346	—	—	2,346
Stock-based compensation expense	—	—	8,017	—	—	8,017
Repurchases of common stock	(86)	—	(2,157)	—	—	(2,157)
Changes in cumulative translation adjustment, net of tax	—	—	—	18	—	18
Net Income	—	—	—	—	7,390	7,390
Balance at December 31, 2013	34,073	34	201,021	18	22,706	223,779
Issuance of common stock under equity compensation plans	428	—	5,471	—	—	5,471
Convertible senior notes, equity portion, net of tax and issuance costs	—	—	29,758	—	—	29,758
Tax impact from the issuance of convertible senior notes	—	—	(11,362)	—	—	(11,362)
Stock-based compensation expense	—	—	6,442	—	—	6,442
Repurchases of common stock	(68)	—	(1,956)	—	—	(1,956)
Changes in cumulative translation adjustment, net of tax	—	—	—	(47)	—	(47)
Net Loss	—	—	—	—	(7,074)	(7,074)
Balance at December 31, 2014	34,433	34	229,374	(29)	15,632	245,011
Issuance of common stock under equity compensation plans	308	—	3,318	—	—	3,318
Excess tax benefit from share-based compensation	—	—	571	—	—	571
Stock-based compensation expense	—	—	6,791	—	—	6,791
Repurchases of common stock	(1,418)	(1)	(30,933)	—	—	(30,934)
Changes in cumulative translation adjustment, net of tax	—	—	—	(2)	—	(2)
Net Loss	—	—	—	—	(6,079)	(6,079)
Balance at December 31, 2015	33,323	33	209,121	(31)	9,553	218,676
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net loss (income)	$(6,079)	$(7,074)	$7,390
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other	23,386	28,365	24,896
Stock-based compensation expense	7,419	6,724	8,771
Impairment loss	—	3,558	—
Amortization of debt discount and deferred issuance costs	5,664	629	337
Change in fair value of acquisition contingencies	(88)	(910)	80
Change in deferred tax assets and liabilities	(4,027)	(2,744)	(1,928)
Excess tax benefit from share-based compensation	(571)	—	(2,346)
Changes in assets and liabilities:
Accounts receivable	16,060	(4,547)	2,911
Inventories	(1,637)	2,862	(11,975)
Prepaid expenses and other current and non-current assets	(1,039)	787	(388)
Restricted cash	3,064	(2,158)	1,187
Accounts payable	(3,082)	4,380	(651)
Accrued payroll and related expenses	1,061	1,247	1,055
Income taxes payable	(64)	(1,036)	(3,523)
Deferred grant revenue	(2,672)	4,301	(127)
Other current and non-current liabilities	(1,086)	1,302	(7)
Net cash provided by operating activities	36,309	35,686	25,682
INVESTING ACTIVITIES
Acquisitions of property and equipment	(16,968)	(11,149)	(20,821)
Acquisition of BioHelix, net of cash acquired	—	—	(9,184)
Acquisition of AnDiaTec	—	—	(2,250)
Acquisition of intangibles	(64)	(92)	(1,680)
Net cash used for investing activities	(17,032)	(11,241)	(33,935)
FINANCING ACTIVITIES
Proceeds from issuance of Convertible Senior Notes	—	172,500	—
Proceeds from issuance of common stock, net of cancellations	2,911	4,781	7,928
Payments of debt issuance costs	(365)	(4,712)	—
Excess tax benefit from share-based compensation	571	—	2,346
Payments on lease obligation	(509)	(441)	(380)
Repurchases of common stock	(30,934)	(1,956)	(2,157)
Payments on line of credit	—	—	(5,000)
Payments on acquisition contingencies	(129)	(2,112)	(947)
Payment for acquisition holdback	(229)	—	—
Net cash (used for) provided by financing activities	(28,684)	168,060	1,790
Effect of exchange rate changes on cash	(17)	2	(5)
Net (decrease) increase in cash and cash equivalents	(9,424)	192,507	(6,468)
Cash and cash equivalents, beginning of period	200,895	8,388	14,856
Cash and cash equivalents, at end of period	$191,471	$200,895	$8,388
See accompanying notes.

	Year ended December 31,
	2015	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,998	$981	$1,807
Cash paid during the period for income taxes	$1,922	$327	$2,211
NON-CASH INVESTING ACTIVITIES
Purchase of capital equipment by incurring current liabilities	$239	$900	$172
Lease incentive for tenant improvements	$—	$—	$1,658
NON-CASH FINANCING ACTIVITIES
Decrease of accrued payroll and related expenses upon issuance of common stock	$408	$663	$456
Debt issuance costs by incurring current liabilities	$—	$365	$—
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
Accounts Receivable—The Company sells its products directly to hospitals and reference laboratories in the U.S. as well as to distributors in the U.S. and internationally (see Note 7). The Company periodically assesses the financial strength of these customers and establishes reserves for anticipated losses when necessary, which historically have not been material. The Company’s reserves primarily consist of amounts related to cash discounts, volume discounts and contract rebates. The balance of accounts receivable is net of reserves of $7.5 million and $8.2 million at December 31, 2015 and 2014, respectively.
Concentration of Credit Risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consists principally of trade accounts receivable.
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
Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company reviews the components of its inventory on a quarterly basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete stock is identified. Inventories consisted of the following, net of reserves of $0.7 million and $2.2 million at December 31, 2015 and 2014, respectively (in thousands):

	December 31,
	2015	2014
Raw materials	$10,289	$10,472
Work-in-process (materials, labor and overhead)	7,441	6,834
Finished goods (materials, labor and overhead)	8,658	7,457
Total inventories	$26,388	$24,763

Property, Plant and Equipment—Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (three to 15 years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the estimated useful lives of the assets. The total expense for depreciation of fixed assets and amortization of leasehold improvements was $12.7 million, $10.3 million and $7.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Maintenance and minor repairs are charged to operations as incurred.

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Equipment, furniture and fixtures	$59,736	$64,233
Building and improvements	33,048	32,074
Leased instruments	18,280	12,395
Land	1,080	1,080
Total property, plant and equipment, gross	112,144	109,782
Less: accumulated depreciation and amortization	(59,597)	(60,556)
Total property, plant and equipment, net	$52,547	$49,226
Goodwill and Intangible Assets—Intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful lives, except for software development costs and indefinite-lived intangibles such as goodwill and in-process research and development. Software development costs associated with software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established. After technological feasibility is established, software development costs are capitalized. The capitalized cost is amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenues, whichever is greater. Amortization expense related to the capitalized software costs was $0.6 million, $0.6 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Goodwill and intangible assets consisted of the following (dollar amounts in thousands):

		December 31, 2015			December 31, 2014
Description	Weighted-average useful life (years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Goodwill	Indefinite	$84,179	$(3,449)	$80,730	$84,197	$(3,449)	$80,748
Purchased technology	8.4	52,560	(34,911)	17,649	51,870	(28,570)	23,300
Customer relationships	7.6	7,171	(4,972)	2,199	7,214	(3,978)	3,236
In-process research and development	Indefinite	—	—	—	690	—	690
License agreements	10.6	5,512	(2,542)	2,970	34,324	(30,050)	4,274
Patent and trademark costs	12.3	10,530	(2,588)	7,942	10,530	(1,725)	8,805
Software development costs	5	2,913	(1,840)	1,073	2,849	(1,264)	1,585
Total goodwill and intangible assets		$162,865	$(50,302)	$112,563	$191,674	$(69,036)	$122,638
Amortization expense was $10.2 million, $17.4 million and $16.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in this amortization expense amount for 2015, 2014 and 2013 is $0.7 million, $8.0 million, and $8.0 million, respectively, of amortization for licensed technology recorded in cost of sales. This amount is related to the purchase of a license pursuant to the Alere Amendment as discussed in Note 6. The intangible asset associated with this intangible was fully amortized in the first quarter of 2015.

The expected future annual amortization expense of the Company’s intangible assets is as follows (in thousands):

For the years ending December 31,	Amortization expense
2016	$9,288
2017	9,000
2018	3,430
2019	2,175
2020	1,796
Thereafter	6,144
Total	$31,833
The Company recorded a $1.6 million impairment loss related to a discontinued research and development named Project Stella (Bobcat) during the third quarter of 2014. See further discussion in Note 10. The Company completed its annual evaluation for impairment of goodwill and determined that no impairment of goodwill existed as of December 31, 2015.
Impairment of Long-Lived Assets—The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total book value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and the eventual disposition are less than its carrying amount. An impairment loss is equal to the excess of the book value of an asset over its determined fair value. For the year ended December 31, 2014, the Company recorded a $1.5 million impairment loss on software development costs related to Project Stella. See further discussion in Note 10. The Company recorded no impairment losses for the years ended December 31, 2015 and 2013.
Other current liabilities—Other current liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Customer incentives	$4,030	$4,729
Accrued research and development costs	773	990
Other	2,196	2,324
Total other current liabilities	$6,999	$8,043
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
A portion of product sales includes revenues for diagnostic kits, which are utilized on leased instrument systems under the Company’s “reagent rental” program. The reagent rental program provides customers the right to use the instruments at no separate cost to the customer in consideration for a multi-year agreement to purchase annual minimum amounts of consumables

(“reagents” or “diagnostic kits”). When an instrument is placed with a customer under a reagent rental agreement, the Company retains title to the equipment and it remains capitalized on the Company’s Consolidated Balance Sheets as property and equipment. The instrument is depreciated on a straight-line basis over the life of the instrument. Depreciation expense is recorded in cost of sales included in the Consolidated Statements of Operations. The reagent rental agreements represent one unit of accounting as the instrument and consumables (reagents) are interdependent in producing a diagnostic result and neither has a stand-alone value with respect to these agreements. No revenue is recognized at the time of instrument placement. All revenue is recognized when the title and risk of loss for the diagnostic kits have passed to the customer.
Royalty income from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee. The Company also earns income from the licensing of technology.
The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities and received milestone payments totaling $2.5 million in 2013. On September 10, 2014, the Company entered into an amended grant agreement with the Bill and Melinda Gates Foundation for additional funding of up to $12.6 million in order to accelerate the development of the Savanna MDx platform in the developing world. Upon execution of the amended grant agreement, the Company received $10.6 million in cash. The Company received a payment of $2.4 million in April 2015 based on milestone achievements for both the original and the amended grant agreements and expects to receive the remaining milestone payments of up to $2.8 million in 2016. Under the original and amended grant agreements, the Company recognizes grant revenue on the basis of the lesser of the amount recognized on a proportional performance basis or the amount of cash payments that are non-refundable as of the end of each reporting period. For the years ended December 31, 2015, 2014 and 2013, we recognized $5.1 million, $6.3 million and $2.6 million as grant revenue, respectively. Cash payments received are restricted as to use until expenditures contemplated in the grant are incurred or committed. Therefore, the Company classified $0.1 million and $3.1 million of funds received from the Bill and Melinda Gates Foundation as restricted cash as of December 31, 2015 and 2014, respectively. In addition, the Company classified $3.7 million and $6.3 million as deferred grant revenue as of December 31, 2015 and 2014, respectively.
Research and Development Costs—Research and development costs are charged to operations as incurred. In conjunction with certain third party service agreements, the Company is required to make periodic payments based on achievement of certain milestones. The costs related to these research and development services are also charged to operations as incurred.
Collaborative Arrangement— In July 2012, the Company entered into a collaborative arrangement with Life Technologies Corporation for the development of molecular assays. ASC Topic 808, Collaborative Arrangements (“ASC Topic 808”), defines a collaborative arrangement as an arrangement where the parties are active participants and have exposure to significant risks. The Company accounted for the joint development and commercialization activities with the third-party as a joint risk sharing collaboration in accordance with ASC Topic 808. Payments to the Company from Life Technologies Corporation totaled $0.4 million in 2014 and $1.4 million in 2013. The Company received no payments in 2015 and does not expect additional payments as the development efforts are complete. The reimbursement represents 50% of project development costs based upon mutually agreed upon project plans for each molecular assay. In connection with the collaboration agreement, the Company also entered into a manufacturing and supply agreement with the same third party. As part of that agreement, and upon commercialization, the Company will manufacture and sell assays to the third party at cost plus 20%. Additionally, the Company will receive 40% of the gross margin for sales from the third party to the end customer. In March 2013, the Company entered into a six year instrument supply agreement (the “March 2013 Agreement”) with Life Technologies Corporation. Pursuant to the March 2013 Agreement, the Company paid $0.8 million for distribution rights to sell Life Technologies Corporation’s QuantStudio™ DX diagnostic laboratory instrument for use in the infectious disease field, along with the assays developed under the collaborative agreement. The distribution rights are included in intangible assets on the Consolidated Balance Sheets and are being amortized on a straight-line basis over the contractual term of six years.
Product Shipment Costs—Product shipment costs are included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Shipping and handling costs were $3.9 million, $3.8 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Advertising Costs—Advertising costs are expensed as incurred. Advertising costs were $0.7 million, $0.4 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
Stock-Based Compensation—Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option. The total number of stock options expected to vest is adjusted by estimated forfeiture rates. The Company determined the estimated fair value of each stock option on the date of grant using the Black-Scholes option valuation model. Compensation expense for restricted stock units (RSUs) is measured at the grant date and recognized ratably over the vesting period. The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date.
Computation of (Loss) Earnings Per Share—For the twelve months ended December 31, 2015 and 2014, basic loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding, including restricted stock units vested during the period. Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested restricted stock units. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested restricted stock units.
For the twelve months ended December 31, 2015 and 2014, there were no differences between the number of common shares used for the basic and diluted EPS computation because the Company incurred a net loss and the effect would be anti-dilutive. Stock options and shares of restricted stock that would have been included in the diluted EPS calculation if the Company had earnings amounted to 1.0 million and 1.1 million for the twelve months ended December 31, 2015 and 2014, respectively.
Additionally, stock options are excluded from the calculation of diluted EPS when the combined exercise price, unrecognized stock-based compensation and expected tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Stock options totaling 1.9 million and 1.0 million for the twelve months ended December 31, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive.
As discussed in Note 2, the Company issued Convertible Senior Notes (“Convertible Senior Notes”) in December 2014. It is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in cash or shares of common stock (“conversion premium”). No conversion premium existed as of December 31, 2015 and 2014, therefore, there was no dilutive impact from the Convertible Senior Notes to diluted EPS.
For the twelve months ended December 31, 2013, diluted net income per share was reported based on the more dilutive of the treasury stock or the two-class method. Under the two-class method, net income is allocated to common stock and participating securities. For the twelve months ended December 31, 2013, the Company’s unvested restricted stock awards and certain unvested restricted stock units met the definition of participating securities. Basic net income per share under the two-class method was computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share under the two-class method was computed by dividing net income adjusted for earnings allocated to unvested stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation and expected tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Stock options totaling 0.5 million for the twelve months ended December 31, 2013 were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2013 (in thousands, except per share amounts):

2013
Basic net income per share:
Net income	$7,390
Less: income allocated to participating securities	(17)
Net income allocated to common stockholders	$7,373
Weighted average common shares outstanding — basic	33,836
Net income per share — basic	$0.22
Diluted net income per share:
Net income	$7,390
Less: income allocated to participating securities	(16)
Net income allocated to common stockholders	$7,374
Weighted average common shares outstanding — basic	33,836
Dilutive securities	1,111
Weighted average common shares outstanding — diluted	34,947
Net income per share — diluted	$0.21
Comprehensive (Loss) Income—Comprehensive (loss) income includes unrealized gains and losses excluded from the Company’s Consolidated Statements of Operations.
Facility Restructuring— In 2013, the Company announced a plan to move its manufacturing operations in Santa Clara, California to Athens, Ohio. Termination benefits for those employees who choose not to relocate are accounted for in accordance with ASC Topic 712, Compensation – Nonretirement Postemployment Benefits, and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits and the similarity of benefits under the current plan and prior plans. Facility related costs are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, and are recorded when the liability is incurred. The Company recorded a charge of $1.8 million during the year ended December 31, 2013, which included employee termination benefits and impairment charges related to the facility lease. The Company recorded no restructuring charges during the years ended December 31, 2015 and 2014.
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

Accounting Periods—Each of the Company’s fiscal quarters end on the Sunday closest to the end of the calendar quarter. The Company’s fiscal year ends are January 3, 2016, December 28, 2014 and December 29, 2013. For ease of reference, the calendar quarter end dates are used herein.
Changes to the recording of prior period freight billed to customers from sales and marketing expenses to revenues—The Company corrected immaterial errors in the classification of freight billed to customers of $1.5 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively, from sales and marketing expense as previously reported in the Consolidated Statements of Operations to revenues. The adjustments did not impact net income (loss) as previously reported or any prior amounts reported on the Consolidated Balance Sheets, Statements of Cash Flows, Statements of Comprehensive (Loss) Income or Statements of Stockholders' Equity. Management evaluated the materiality both qualitatively and quantitatively and determined it was not material to the previously reported consolidated financial statements.
Change in Accounting Principle—The Company historically presented deferred debt issuance costs, or fees related to directly issuing debt, as assets on the Consolidated Balance Sheets. During the first quarter of 2015, the Company adopted guidance codified in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The Company elected to early adopt the requirements of ASU 2015-03 effective the first quarter ended March 31, 2015 and applied this guidance retrospectively to all prior periods presented in the Company's financial statements.
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
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. This guidance is intended to improve and converge with international standards relating to the financial reporting requirements for revenue from contracts with customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The original guidance was effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB deferred by one year the effective dates of the new revenue recognition standard for entities reporting under GAAP. As a result, the standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. The Company is currently evaluating the impact of this guidance and expects to adopt the standard in the first quarter of 2018.

In August 2014, the FASB issued guidance codified in ASU 2014-15 (Subtopic 205-40), Presentation of Financial Statements - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management will be required to make this evaluation for both annual and interim reporting periods and will make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in ASC Topic 450, Contingencies. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. The Company does not expect this guidance to have a significant impact on the consolidated financial statements and expects to adopt the standard for the annual reporting period ended December 31, 2016.
In February 2015, the FASB issued guidance codified in ASU 2015-02 (Topic 810), Consolidation - Amendments to the Consolidation Analysis. The guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the guidance amends (i) the identification of variable interests (fees paid to a decision maker or service provider), (ii) the Variable Interest Entity (VIE) characteristics for a limited partnership or similar entity and (iii) the primary beneficiary determination. The guidance is effective for annual periods beginning after December 15, 2015 and for interim reporting periods starting in the first quarter 2016. The Company does not expect this guidance to have a significant impact on the consolidated financial statements and expects to adopt the standard in the first quarter of 2016.
In July 2015, the FASB issued guidance codified in ASU 2015-11 (Topic 330), Simplifying the Measurement of Inventory. The guidance applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company does not expect this guidance to have a significant impact on the consolidated financial statements and expects to early adopt the standard in the first quarter of 2016.
In November 2015, the FASB issued guidance codified in ASU 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes. The guidance requires entities to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. Additionally, entities will no longer allocate valuation allowances between current and non-current deferred tax assets because those allowances will also be classified as non-current. Under current GAAP, in a classified statement of financial position, deferred tax assets and liabilities are separated into a current amount and a non-current amount on the basis of the classification of the related asset or liability for financial reporting. Deferred tax assets and liabilities that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt ASU 2015-17 and has presented all deferred tax assets and liabilities as non-current as of December 31, 2015. The Company has applied the standard on a prospective basis. Therefore, the classification of deferred tax assets and liabilities prior to December 31, 2015 have not been changed from the original presentation.
Note 2. Debt
3.25% Convertible Senior Notes due 2020
In December 2014, the Company issued $172.5 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020. Debt issuance costs of approximately $5.1 million were primarily comprised of underwriters fees, legal, accounting, and other professional fees of which $4.2 million were capitalized and are recorded as a reduction to long-term debt and are being amortized using the effective interest method to interest expense over the six-year term of the Convertible Senior Notes. The remaining $0.9 million of debt issuance costs were allocated as a component of equity in additional paid-in capital. Deferred issuance costs related to the Convertible Senior Notes were $3.5 million and $4.1 million as of December 31, 2015 and 2014, respectively.
The Convertible Senior Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock based on an initial conversion rate, subject to adjustment, of 31.1891 shares per $1,000 principal amount of the Convertible Senior Notes (which represents an initial conversion price of approximately $32.06 per share) on the business day immediately preceding September 15, 2020. This conversion will occur in the following circumstances and to the following extent: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015, if the last reported sales price of the Company's common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the notes in effect on each applicable trading day; (2) during the five consecutive business day period following any five consecutive trading day period in which the trading price per 1,000 principal amount of the Convertible Senior Note for each such trading day was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such day; or (3) upon the occurrence of specified events described in the indenture for the Convertible Senior Notes. On or after September 15, 2020 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances.
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
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. The Convertible Senior Notes mature on December 15, 2020. During the year ended December 31, 2015, the Company recorded total interest expense of $10.9 million related to the Convertible Senior Notes of which $5.3 million related to the amortization of the debt discount and issuance costs and $5.6 million related to the coupon due semi-annually. During the year ended December 31, 2014, the Company recorded total interest expense of $0.6 million related to the Convertible Senior Notes of which $0.3 million related to the amortization of the debt discount and issuance costs and $0.3 million related to the coupon due semi-annually.
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
The Company accounts separately for the liability and equity components of the Convertible Senior Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. Because the Company has no outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the Convertible Senior Notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry with similar credit ratings and with similar maturity, the Company estimated the implied interest rate of its Convertible Senior Notes to be 6.9%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, which were defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Convertible Senior Notes, which resulted in a fair value of the liability component of $141.9 million upon issuance, calculated as the present value of implied future payments based on the $172.5 million aggregate principal amount. The $30.7 million difference between the cash proceeds of $172.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the Convertible Senior Notes were not considered redeemable.
As a policy election under applicable guidance related to the calculation of diluted net earnings per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the Convertible Senior Notes. The Convertible Senior Notes were not convertible as of the years ended December 31, 2015 and 2014 and had no dilutive impact during the years ended December 31, 2015 and 2014. If the Convertible Senior Notes were converted as of December 31, 2015, the if-converted value would not exceed the principal amount.

The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	December 31,
	2015	2014
Principal amount of Convertible Senior Notes outstanding	$172,500	$172,500
Unamortized discount of liability component	(25,703)	(30,403)
Unamortized deferred issuance costs (1)	(3,500)	(4,139)
Net carrying amount of liability component	143,297	137,958
Less: current portion	—	—
Long-term debt	$143,297	$137,958
Carrying value of equity component, net of issuance costs	$29,758	$29,758
Fair value of outstanding Convertible Senior Notes (2)	$170,120	$190,613
Remaining amortization period of discount on the liability component	5 years	6 years
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
Line of Credit
On August 10, 2012, the Company entered into an amended and restated $140.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which matures on August 10, 2017. As part of this amendment, the Company incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. Deferred financing costs are amortized on a straight-line basis over the term of the Senior Credit Facility. As of December 31, 2015 the Company had deferred financing costs related to the Senior Credit Facility of $0.2 million included as a portion of other non-current assets and $0.3 million included as a portion of prepaid expenses and other current assets. As of December 31, 2014, $0.5 million of deferred financing costs were included as a portion of other non-current assets and $0.3 million were included as a portion of prepaid expenses and other current assets. The Senior Credit Facility bears interest at either the London Interbank Offered Rate (“LIBOR”) or the base rate, plus, in each case, an applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The agreement governing the Senior Credit Facility includes certain customary limitations, including among others: limitations on liens; on mergers, consolidations and dispositions of assets; on debt; on dividends, stock redemptions and the redemption and/or prepayment of other debt; on investments (including loans and advances) and acquisitions; and on transactions with affiliates. The Company is also subject to financial covenants which include a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation, amortization, and stock-based compensation) not to exceed 3:1 as of the end of each fiscal quarter, and an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. Funded debt is defined as outstanding borrowings on the Senior Credit Facility plus Convertible Senior Notes, less the Company’s domestic cash and cash equivalents in excess of $15.0 million. The Senior Credit Facility is secured by substantially all present and future domestic assets and properties of the Company and is senior to the Convertible Senior Notes.
As of December 31, 2015, the Company had no borrowings outstanding and had $126.1 million available under the Senior Credit Facility. The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility and its funded debt to adjusted EBITDA ratio. As of December 31, 2014, the Company had no borrowings outstanding under the Senior Credit Facility. As of December 31, 2015 and 2014, the Company was in compliance with all financial covenants.

Note 3. Income Taxes
Significant components of the (benefit) provision for income taxes are as follows (in thousands):

	December 31,
	2015	2014	2013
Current:
Federal	$948	$61	$(565)
State	399	(1,294)	810
Foreign	41	69	18
Total current provision (benefit)	1,388	(1,164)	263
Deferred:
Federal	(4,624)	(5,267)	(2,584)
State	—	2,488	(1,635)
Foreign	18	34	—
Total deferred benefit	(4,606)	(2,745)	(4,219)
Benefit for income taxes	$(3,218)	$(3,909)	$(3,956)

The Company’s (loss) income before (benefit) provision for income taxes was subject to taxes in the following jurisdictions for the following periods (in thousands):

	December 31,
	2015	2014	2013
United States	$(9,480)	$(11,328)	$3,364
Foreign	183	345	70
(Loss) income before benefit for income taxes	$(9,297)	$(10,983)	$3,434
Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are shown below (in thousands).

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,199	$2,236
Intangible assets	3,574	3,366
Sale-leaseback, net	1,224	1,424
Allowance for returns and discounts	4,308	4,574
Stock based compensation	9,884	8,255
Tax credit carryforwards	2,341	2,060
Other, net	5,200	4,472
Total deferred tax assets	27,730	26,387
Valuation allowance for deferred tax assets	(3,087)	(2,331)
Total deferred tax assets, net of valuation allowance	24,643	24,056
Deferred tax liabilities:
Convertible Senior Notes	(9,474)	(11,267)
Intangible assets	(9,977)	(12,939)
Property, plant and equipment	(7,162)	(6,424)
Total deferred tax liabilities	(26,613)	(30,630)
Net deferred tax assets and liabilities	$(1,970)	$(6,574)
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative before-tax loss incurred over the three-year periods ended December 31, 2015 and 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future profitability. On the basis of this evaluation, as of December 31, 2014, we recorded a valuation allowance of $2.3 million and increased the valuation allowance by $0.8 million to $3.1 million as of December 31, 2015. This valuation allowance represents the portion of the deferred tax asset that management could no longer conclude was more likely or not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future based on changes in available evidence, such as if objective negative evidence in the form of continued net losses are no longer present and additional weight may be given to subjective evidence such as the Company's projections for profitability.
The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss (“NOL”) carryforwards resulting from excess tax benefits. As of December 31, 2015 and 2014, deferred tax assets do not include $1.3 million and $1.5 million, respectively, of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL and tax credit carryforwards. Additional paid-in capital will be increased up to an additional $1.3 million if such excess tax benefits are realized.
As of December 31, 2015, the Company had federal NOL carryforwards of approximately $1.5 million which will begin to expire in 2018, unless previously utilized. The Company also had state NOLs of approximately $17.6 million which will begin to expire in 2026, unless previously utilized. The Company has federal research credits of $2.7 million which will begin to expire on December 31, 2032, unless previously utilized. The Company has federal alternative minimum tax credits of $0.5 million which do not expire. The Company also has gross state research credits of $7.9 million, of which $7.7 million do not expire. The remaining $0.2 million begin to expire in 2027, unless previously utilized.
Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, the Company’s use of its NOL and research credit carryforwards may be limited as a result of cumulative changes in ownership of more than 50% over a three-year period.

The benefit for income taxes reconciles to the amount computed by applying the federal statutory rate to income (loss) before taxes as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Tax (benefit) expense at statutory tax rate	(3,254)	(3,844)	1,214
State (benefit) taxes, net of federal tax (benefit)	(235)	(151)	63
Permanent differences	157	70	(76)
Federal and state research credits—current year	(722)	(765)	(1,046)
Federal research credits - prior year	—	—	(527)
(Release) accrual of uncertain tax positions	101	(21)	369
Expiration of statutes for uncertain tax positions	—	(953)	(3,452)
Impact of change in federal and state tax rate on revaluing deferred tax assets	56	110	(581)
Change in valuation allowance	756	2,331	—
Acquisition related adjustments	—	(485)	—
Other	(77)	(201)	80
Benefit for income taxes	(3,218)	(3,909)	(3,956)
On December 18, 2015, the Protecting Americans from Tax Hikes Act was signed into law reinstating the federal research and development credit for 2015. Accordingly, we recorded the benefit related to the 2015 federal research and development credit of approximately $0.4 million in the fourth quarter of 2015.
On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, we recorded the benefit related to the 2012 federal research and development credit of approximately $0.5 million in the first quarter of 2013.
The Company considers earnings of its non-U.S. subsidiaries to be indefinitely reinvested in those operations. As of December 31, 2015, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $0.4 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
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
The following table summarizes the activity related to the Company’s for unrecognized tax benefits (in thousands):

	Year ended December 31,
	2015	2014	2013
Beginning balance	$7,065	$7,765	$9,051
(Decreases) increases related to prior year tax positions	(12)	(68)	773
Increases related to current year tax positions	631	642	1,019
Decreases due to settlements	—	(42)	—
Expiration of the statute of limitations for the assessment of taxes	—	(1,232)	(3,078)
Ending balance	$7,684	$7,065	$7,765
As of December 31, 2015 and 2014, the unrecognized tax benefits of $7.7 million and $7.1 million, respectively, of which $5.6 million and $5.2 million, respectively, would reduce the Company’s annual effective tax rate, subject to the valuation allowance. The Company does not anticipate any significant decreases in its unrecognized tax benefits over the next 12 months. The Company's policy is to recognize the interest expense and penalties related to income tax matters as a component of income tax expense. The Company has accrued approximately $0.2 million of interest and penalties associated with uncertain tax positions as of December 31, 2015. Interest expense, net of accrued interest (reversed), in 2015, 2014, and 2013 was approximately $0.1 million, $(0.2) million, and $(0.3) million, respectively.
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
Note 4. Stockholders’ Equity
Preferred Stock. The Company’s certificate of incorporation, as amended, authorizes the issuance of up to five million preferred shares. The Board of Directors is authorized to fix the number of shares of any series of preferred stock and to determine the designation of such shares. However, the amended certificate of incorporation specifies the initial series and the rights of that series. No shares of preferred stock were outstanding as of December 31, 2015, 2014 or 2013.
Equity Incentive Plan. The Company grants stock options, restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to employees and non-employee directors under its Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) and previously granted stock options under the Amended and Restated 2001 Equity Incentive Plan (the "2001 Plan"). The 2001 Plan was terminated at the time of adoption of the 2010 Plan, but the terminated Plan continues to govern outstanding options granted thereunder. The Company has stock options and RSUs outstanding, which were issued under each of these equity incentive plans to certain employees and directors. Stock options granted under these plans have terms ranging up to ten years, have exercise prices ranging from $8.50 to $27.91 per share, and generally vest over four years. As of December 31, 2015, approximately 1.4 million shares remained available for grant under the 2010 Plan.
Restricted Stock. The Company grants time-based RSUs and PSUs to certain officers, directors and management. Until the restrictions lapse, ownership of the affected RSUs granted to the Company’s officers is conditional upon continuous employment with the Company.
For the years ended December 31, 2015, 2014 and 2013, the Company granted approximately 0.2 million, 0.1 million and 0.1 million shares, respectively, of RSUs to officers and management, which have a time-based four-year vesting provision. A portion of the RSUs granted in 2012 and 2011 was performance-based and vesting was tied to achievement of specific Company goals in 2014 and 2013, respectively. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with the PSUs requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The grant date of the PSUs takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the PSUs.
The PSUs granted in March 2011 included a three-year vesting cliff based on the achievement of a performance metric tied to earnings per share for the year ended December 31, 2013. During the fourth quarter ended December 31, 2013, the Compensation Committee of the Board of Directors amended the performance metric to include adjustments for certain items, some of which are non-recurring. This resulted in a modification of the original award and the Company recorded additional stock-based compensation expense of $1.9 million for the year ended December 31, 2013. The PSUs granted in March 2012 included a three-year vesting cliff based on the achievement of a performance metric tied to earnings per share for the year ended December 31, 2014. During the fourth quarter ended December 31, 2014, the Compensation Committee of the Board of Directors amended the performance metric to include adjustments for certain items, some of which are non-recurring. This resulted in a modification of the original award and the Company recorded additional stock-based compensation expense of $0.3 million for the year ended December 31, 2014. The PSUs granted in March 2011 and March 2012 were released in March 2014 and March 2015, respectively, as performance metrics were achieved. There are no PSUs outstanding as of December 31, 2015.
During the years ended December 31, 2015, 2014 and 2013, RSUs were granted to certain members of the Board of Directors in lieu of cash compensation as a part of the Company’s non-employee director’s deferred compensation program. The compensation expense associated with these RSU grants were $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Employee Deferred Bonus Compensation Program. For the year ended December 31, 2015 and 2014, certain employees of the Company were eligible to participate in the Company’s deferred bonus compensation program with respect to any payments received under the Company’s cash incentive plan. Participating employees could elect to receive 50% or 100% of the cash value of their cash bonus in the form of fully vested, restricted stock units plus an additional premium as additional restricted stock units, issued under the 2010 Plan. The premium restricted stock units are subject to a one-year vesting requirement from the date of issuance.
The additional premium will be determined based on the length of time of the deferral period selected by the participating employee as follows: (i) if one year from the date of grant, a premium of 10% on the amount deferred, (ii) if two years from the date of grant, a premium of 20% on the amount deferred, or (iii) if four years from the date of grant, a premium of 30% on the amount deferred.
Employee Stock Purchase Plan. Under the Company’s 1983 Employee Stock Purchase Plan (the “ESPP”), full-time employees are allowed to purchase common stock through payroll deductions (which cannot exceed 10% of the employee’s compensation) at the lower of 85% of fair market value at the beginning or end of each six-month purchase period. As of December 31, 2015, 1,131,493 shares had been sold under the Plan, leaving 118,507 shares available for future issuance.
Share Repurchase Program. On January 25, 2016, our Board of Directors authorized an amendment to extend our previously announced stock repurchase program. The Board of Directors has authorized the Company to repurchase up to an aggregate of $50.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. During the year ended December 31, 2015, 1,397,000 shares of outstanding common stock were repurchased under the Company's previously announced share repurchase program for approximately $30.4 million. At December 31, 2015, $19.6 million remains available under this plan. The repurchase program will expire on January 25, 2018 unless extended by our Board of Directors.
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
Shares Reserved for Future Issuance. At December 31, 2015, approximately 5.9 million shares of common stock were reserved under the Company’s equity incentive plans and 118,507 shares were reserved for purchases under the ESPP.
Note 5. Stock-Based Compensation
For the years ended December 31, 2015, 2014 and 2013 stock-based compensation expense was $7.4 million, $6.7 million and $8.8 million, respectively, of which $4.7 million, $4.3 million and $4.0 million, respectively, related to stock options and $2.0 million, $2.1 million and $4.0 million, respectively, related to RSUs and PSUs. For the years ended December 31, 2015, 2014 and 2013 the Company recorded $0.7 million, $0.3 million and $0.8 million in stock-based compensation expense, respectively, associated with the deferred bonus compensation program, described in Note 4. During the years ended December 31, 2015, 2014 and 2013, $0.6 million, $0.3 million and $0.7 million, respectively, were initially recorded as a component of accrued payroll and related expenses.
Stock-based compensation expense related to stock options, RSUs and PSUs was as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Cost of sales	$581	$609	$815
Research and development	734	1,062	1,912
Sales and marketing	1,554	1,059	821
General and administrative	4,550	3,994	5,223
	$7,419	$6,724	$8,771
Stock-based compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the years ended December 31, 2015, 2014 and 2013.
Stock Options
Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. For stock options with graded vesting, the Company ensures that the cumulative amount of compensation expense recognized at the end of any reporting period at least equals the portion of the stock option that has vested at that date. The total number of stock options expected to vest is adjusted by estimated forfeiture rates. The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants:

	Year ended December 31,
	2015	2014	2013
Risk-free interest rate	1.50%	1.59%	0.86%
Expected option life (in years)	6.24	5.78	5.53
Volatility rate	40%	42%	44%
Dividend rate	—%	—%	—%
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
The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was $9.46, $10.96 and $9.19 for options granted during the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value was $1.6 million, $2.8 million and $8.1 million for options exercised during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, total unrecognized compensation expense related to stock options was approximately $6.6 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years. The maximum contractual term of the Company’s stock options is ten years.
A summary of the status of stock option activity for the years ended December 31, 2013, 2014 and 2015 is as follows (in thousands, except price data and years):

	Number of Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2013	3,600	$13.15
Granted	529	22.36
Exercised	(642)	12.16
Cancelled	(13)	10.61
Outstanding at December 31, 2013	3,474	14.74
Granted	559	26.63
Exercised	(251)	13.67
Cancelled	(175)	20.63
Outstanding at December 31, 2014	3,607	16.37
Granted	659	23.15
Exercised	(168)	12.30
Cancelled	(131)	23.41
Outstanding at December 31, 2015	3,967	$17.44	5.54	$19,225
Vested and expected to vest at December 31, 2015	3,827	$17.20	5.52	$19,192
Exercisable at December 31, 2015	2,657	$14.37	4.16	$18,503
Available for future grant at December 31, 2015	1,434

Restricted Stock Units
The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The Company grants both time-based restricted stock named RSUs and performance-based restricted stock named PSUs. Compensation expense for time-based RSUs is measured at the grant date and recognized ratably over the vesting period. A portion of the restricted stock granted in 2012 and 2011 was performance-based and vesting is tied to achievement of specific Company goals in 2014 and 2013, respectively. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with PSUs requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The grant date of the PSUs takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the PSU. See further discussion of amended performance metrics and the impact to stock-based compensation expense in Note 4.

A summary of the status of stock awards activity for the years ended December 31, 2013, 2014 and 2015 is as follows (in thousands, except price data):

	Shares	Weighted-average grant date fair value
Non-vested at January 1, 2013	522	$13.87
Granted	74	23.53
Vested	(141)	23.43
Forfeited	(1)	15.26
Non-vested at December 31, 2013	454	16.22
Granted	145	25.73
Vested	(174)	28.27
Forfeited	(23)	18.19
Non-vested at December 31, 2014	402	14.84
Granted	171	22.79
Vested	(96)	18.01
Forfeited	(18)	22.87
Non-vested at December 31, 2015	459	$21.61
In 2015, 2014 and 2013, the Company issued approximately 0.1 million restricted share units each year in exchange for the deferred bonus liability of $0.4 million, $0.7 million and $0.4 million, respectively.
The total amount of unrecognized compensation expense related to non-vested stock awards as of December 31, 2015 was approximately $3.0 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.
Note 6. Commitments and Contingencies
Leases
The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancelable leases at the end of 2015 are as follows (in thousands):

Years ending December 31,	Operating Leases	Lease obligation
2016	$2,383	$922
2017	1,885	931
2018	1,644	940
2019	1,669	950
2020	1,684	959
Thereafter	1,971	1,079
Total minimum lease payments	$11,236	5,781
Less: amount representing interest		(1,164)
Present value of lease obligation		4,617
Less: current portion		(585)
Long-term lease obligation		$4,032
Operating Leases—Rent expense under operating leases totaled approximately $2.3 million for the year ended December 31, 2015, $3.3 million for the year ended December 31, 2014 and $2.3 million for the year ended December 31, 2013.
In the fourth quarter of 2013, the Company entered into a lease for approximately 30,000 square feet of office space and moved the executive and administrative functions into this facility in the second quarter of 2014. The lease expires in 2022 with options to extend the lease for two additional five-year periods. This operating lease included a lease incentive for tenant improvements of $1.7 million which has been included as a leasehold improvement in property, plant and equipment and as deferred rent in other current liabilities and non-current deferred rent.
McKellar Lease Obligation—During 1999, the Company completed a sale and leaseback transaction of its San Diego facility. The facility was sold for $15.0 million, of which $3.8 million was capital contributed by the Company. The sale was an all cash transaction, netting the Company approximately $7.0 million. The Company is a 25% limited partner in the partnership that acquired the facility. The transaction was deemed a financing transaction under the guidance in ASC Topic 840-40, Accounting for Sales of Real Estate. The assets sold remain on the books of the Company and will continue to be depreciated over the estimated useful life. In December 2009, the Company amended the terms of its lease agreement which had no significant impact on the Company’s financial statements. The amended terms included a new ten-year lease term through December 31, 2019, with options to extend the lease for up to three additional five-year periods.
In the fourth quarter of 2015, the Company amended the terms of its lease agreement to extend the lease term through December 31, 2020. The options to extend the lease for up to three additional five-year periods commence at the new lease term date of December 31, 2020. The Company is amortizing the lease obligation over the new lease term. As the Company accounts for the lease as a financing transaction, the Company adjusted the implied interest rate so that the existing lease obligation is amortized to December 31, 2020. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership of approximately $1.1 million for each of the three years ended December 31, 2015, 2014 and 2013.
Purchase Commitments
The Company has $4.0 million in firm purchase commitments with respect to planned capital expenditures as of December 31, 2015.
Legal
The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. At December 31, 2015 and 2014, the Company had $0.2 million and $0.3 million, respectively, accrued as a liability for various legal matters where the Company deemed the liability probable and estimable.
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
In conjunction with Financial Accounting Standards Board Accounting Standard Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), the Company assigned $28.8 million to the licensed technology and $0.7 million as a one-time charge to cost of sales to settle royalty claims. In determining the fair value allocation between the intangible asset licensed technology and the one-time charge to cost of sales, the Company assessed the past and estimated future revenue streams related to present and future products that use the patents that were subject to the Amendment. The effective life and related amortization of the licensed technology was based on the higher of the percentage of usage or the straight-line method. This percentage of usage was determined using the revenues generated from products covered by the patents that were subject to the Amendment. The terms of the Amendment provide for an estimated useful life of 3.5 years for this asset. The Company recorded $0.7 million of amortization expense in 2015 and $8.0 million in both 2014 and 2013, included as a portion of cost of sales. As of December 31, 2015, this intangible asset has been fully amortized.
In addition to the royalty agreement noted above, the Company has entered into various other licensing and royalty agreements, which largely require payments based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of approximately $0.5 million, $0.9 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Research and Development Agreements
The Company has entered into various research and development agreements that provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. At December 31, 2015, total future commitments under the terms of these agreements are estimated at $4.2 million. The commitments will fluctuate as we agree to new phases of development under the existing arrangements.
Contingent Consideration
In conjunction with the acquisition of BioHelix Corporation (“BioHelix”) in May 2013, the Company agreed to contingent consideration ranging from $5.0 million to $13.0 million upon achievement of certain research and development milestones and revenue targets through 2018. During 2014, the Company disbursed research and development milestone payments totaling $2.1 million and all payments related to research and development milestones had been disbursed as of December 31, 2014. Payments of $0.1 million and $49,000 related to the revenue royalty earn-out were disbursed during the twelve months ended December 31, 2015 and 2014, respectively. The fair value of the remaining contingent consideration related to the revenue royalty earn-out to be settled in cash is estimated based on the Monte Carlo Simulation Model. Due to changes in the estimated payments and a shorter discounting period, the fair value of the contingent consideration liabilities changed, resulting in gains of $21,000 and $0.8 million recorded to cost of sales in the Consolidated Statements of Operations during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the current portion of the contingent consideration is $1.3 million and the non-current portion of the contingent consideration is $4.1 million.
In August 2013, the Company completed a business combination accomplished by acquiring the assets of AnDiaTec GmbH & Co. KG (“AnDiaTec”), a privately-held, diagnostics company, based in Germany. The Company agreed to contingent consideration of up to €0.5 million ($0.5 million based on the December 31, 2015 currency conversion rate) upon achievement of certain revenue targets through 2018. The fair value of the remaining contingent consideration related to the revenue royalty earn-out to be settled in cash is estimated based on the Monte Carlo Simulation Model. Due to changes in the estimated payments and a shorter discounting period, the fair value of the contingent consideration liabilities changed, resulting in a $67,000 gain recorded to cost of sales in the Consolidated Statements of Operations during the year ended December 31, 2015. As of December 31, 2015 the current portion of the contingent consideration is $35,000 and the non-current portion of the contingent consideration is $0.1 million. In addition, the Company agreed to pay the founder of AnDiaTec contingent payments of up to €3.0 million ($3.3 million based on the December 31, 2015 currency conversion rate) upon achievement of certain research and development milestones, subject to continued employment. The Company paid $1.7 million and $0.9 million for the achievement of agreed upon research and development milestones during the twelve months ended December 31, 2015 and 2014, respectively. These costs are recorded as compensation expense included in research and development expense in the Consolidated Statements of Operations.
Note 7. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented 14%, 13% and 13% of total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, balances due from foreign customers, in U.S. dollars, were $5.6 million and $5.5 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Year ended December 31,
	2015	2014	2013
Customer:
A	20%	19%	19%
B	17%	18%	16%
C	11%	11%	8%
	48%	48%	43%
As of December 31, 2015 and 2014, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $12.0 million and $23.7 million, respectively.
The following presents long-lived assets (excluding intangible assets) and total net revenue by geographic territory (in thousands):

	Long-lived assets as of December 31,		Total revenue year ended December 31,
	2015	2014	2015	2014	2013
Domestic	$52,426	$49,052	$168,809	$159,845	$154,626
Foreign	121	174	27,320	24,313	22,699
	$52,547	$49,226	$196,129	$184,158	$177,325
Consolidated net product revenues by disease state are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Infectious disease	$141,857	$130,416	$128,079
Women’s health	37,161	34,332	33,328
Gastrointestinal disease	7,224	7,414	6,622
Royalty, license fees and grant revenue	6,189	7,681	3,917
Other	3,698	4,315	5,379
	$196,129	$184,158	$177,325
Note 8. Fair Value Measurement
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	133,147	—	—	133,147	3,057	—	—	3,057
Total assets measured at fair value	$133,147	$—	$—	$133,147	$3,057	$—	$—	$3,057
Liabilities:
Contingent consideration	—	—	5,516	5,516	—	—	5,756	5,756
Total liabilities measured at fair value	$—	$—	$5,516	$5,516	$—	$—	$5,756	$5,756

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 31, 2015 and 2014.

The Company used Level 1 inputs to determine the fair value of its cash equivalents, which primarily consist of funds held in a money market account, and as such, the carrying value of cash equivalents approximates fair value. As of December 31, 2015 and 2014, the carrying value of cash equivalents was $133.1 million and $3.1 million, respectively.
The Company assesses the fair value of contingent consideration to be settled in cash related to acquisitions using the Monte Carlo Simulation Model for the royalty earn-out portions of the contingent liability and probability weighted models for the research and development earn-out. These are Level 3 measurements. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. Due to changes in the estimated payments and a shorter discounting period, the fair value of the contingent consideration liabilities changed during the years ended December 31, 2015 and 2014. These changes resulted in a $0.1 million gain and $0.9 million gain recorded to cost of sales in the Consolidated Statements of Operations during the years ended December 31, 2015 and 2014, respectively.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2014 through December 31, 2015 are as follows (in thousands):

Contingent consideration liability (Level 3 measurement)
Balance at December 31, 2014	$5,756
Cash payments	(129)
Net gain recorded for fair value adjustments	(88)
Unrealized gain on foreign currency translation	(23)
Balance at December 31, 2015	$5,516
Note 9. Employee Benefit Plan
The Company has a defined contribution 401(k) plan (the “401(k) Plan”) covering all employees who are eligible to join the 401(k) Plan upon employment. Employee contributions are subject to a maximum limit by federal law. This Plan includes an employer match of 50% on the first 6% of pay contributed by the employee. The Company contributed approximately $1.3 million, $1.1 million and $0.9 million to the 401(k) Plan during the years ended December 31, 2015, 2014 and 2013, respectively.
Note 10. Impairment Loss

The Company originally acquired certain automated direct fluorescent antibody cell analyzer technology as part of its DHI acquisition in 2010. This technology and the related program named "Project Stella" or "Bobcat" continued in development or evaluation (both the technology and associated instrument system) since the acquisition. During the third quarter of 2014, the Company evaluated the potential cash flows related to Project Stella as well as potential sale of the assets or joint development opportunities with third parties. As a result of those activities, the Company identified indicators of impairment related to the Project Stella assets. These assets included $1.5 million of software development costs, $1.6 million of in-process research and development, and $0.3 million in manufacturing line costs. During 2014, the Company completed an evaluation of the recoverability of the assets, which included cash flow analyses as well as pursuing a potential sale of the assets to third parties. Based on the analyses, the Company determined the carrying value was not recoverable and an impairment loss was measured by comparing the carrying value to the estimated fair value of the assets. The fair value of the Project Stella assets was estimated utilizing the discounted cash flow analysis. As a result, the Company recognized an impairment loss of $3.4 million in the third quarter of 2014, included in the Company's Consolidated Statements of Operations. Additionally, $0.2 million was included in the impairment loss related to the expense to terminate a manufacturing contract with a third party to manufacture Project Stella instruments. The Company recorded no further impairment charges for the year ended December 31, 2014 and recorded no impairment charges for the year ended December 31, 2015.

Note 11. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2015
Total revenues (1)	$61,701	$35,204	$46,812	$52,412
Cost of sales (excludes amortization of intangible assets)	21,112	15,493	16,961	18,122
Gross profit (2)	39,018	18,121	28,261	32,700
Total costs and expenses (1)	53,012	45,029	45,600	49,750
Net (loss) income	3,991	(8,931)	(762)	(377)
Basic net (loss) earnings per share (3)	0.12	(0.26)	(0.02)	(0.01)
Diluted net (loss) earnings per share (3)	0.11	(0.26)	(0.02)	(0.01)
2014
Total revenues (1)	$47,129	$31,883	$41,193	$63,953
Cost of sales (excludes amortization of intangible assets)	20,247	15,902	16,768	21,263
Gross profit (2)	25,311	14,410	22,854	41,120
Total costs and expenses (1)	49,146	41,868	51,314	51,038
Net income (loss)	(1,512)	(6,908)	(5,767)	7,113
Basic net earnings (loss) per share (3)	(0.04)	(0.20)	(0.17)	0.21
Diluted net earnings (loss) per share (3)	(0.04)	(0.20)	(0.17)	0.20

(1)
Includes reclassification of freight billed to customers from sales and marketing expense to revenue of $0.4 million and $0.3 million for the first and second quarters of 2015, respectively, and $0.5 million, $0.4 million, $0.3 million, and $0.4 million for the first, second, third, and fourth quarters of 2014, respectively.

(2)
Included in 2015 and 2014 quarterly gross profit is amortization of intangible assets of $1.6 million, $1.6 million, $1.6 million and $1.5 million for the first quarter, second quarter, third quarter and fourth quarter, respectively.

(3)
Basic and diluted EPS amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS.

SCHEDULE II
QUIDEL CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions charged to expense or as reductions to revenue (1)	Deductions (2)	Balance at end of period
	(in thousands)
Year ended December 31, 2015
Accounts receivable allowance	$8,221	$31,532	$(32,265)	$7,488
Year ended December 31, 2014:
Accounts receivable allowance	$5,790	$23,447	$(21,016)	$8,221
Year ended December 31, 2013:
Accounts receivable allowance	$4,955	$15,230	$(14,395)	$5,790

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
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the three months ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Stockholders of Quidel Corporation
We have audited Quidel Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Quidel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Quidel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quidel Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Quidel Corporation and our report dated February 22, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
February 22, 2016

Item 9B. Other Information
2016 Annual Meeting of Stockholders
The Company’s 2016 Annual Meeting of Stockholders will be held on Tuesday, May 17, 2016, beginning at 8:30 a.m. (local time) at the Hilton La Jolla Torrey Pines, 10950 North Torrey Pines Road, La Jolla, California 92037.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2016 Proxy Statement, which will be filed with the SEC no later than April 30, 2016 (the "2016 Proxy Statement"). Information with respect to executive officers is included under Item 1 of this Annual Report.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our 2016 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our 2016 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our 2016 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our 2016 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

(a)	(1) Financial Statements
The Consolidated Financial Statements required by this Item are submitted in Part II, Item 8 of this form 10-K.
(2) Financial Statement Schedules
The following Financial Statement Schedule of Quidel Corporation for the years ended December 31, 2015, 2014 and 2013 is filed as part of this Annual Report in Part II, Item 8 and should be read in conjunction with the Consolidated Financial Statements of Quidel Corporation:
Schedule II. Consolidated Valuation and Qualifying Accounts.
Financial Statement Schedules not listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.
(3) Exhibits. See Paragraph 15(b) below.

(b)	Exhibits
The exhibits listed on the accompanying Exhibit Index immediately following this Item 15 are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K.

(c)	Financial Statements required by Regulation S-X which are excluded from this Annual Report on Form 10-K by Rule 14(a)-3(b).
Not applicable.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation, effective as of May 5, 2015. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)

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

10.1(1)	Registrant’s Amended and Restated 1983 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on April 6, 2012.)

10.2(1)	Registrant’s Amended and Restated 2001 Equity Incentive Plan, effective as of May 12, 2009. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 18, 2009.)

10.3(1)	Registrant's Amended and Restated 2010 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 1, 2014.)

10.4(1)
Form of Notice of Grant of Award and Award Agreement for Registrant's 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2010.)

10.5(1)
Form of Restricted Stock Award Agreement for Registrant's 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2010.)

10.6	Settlement Agreement dated April 27, 2005 between the Registrant and Inverness Medical Innovations, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 3, 2005.)

10.7	Second Amendment to Quidel/Inverness Settlement Agreement dated September 27, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 28, 2011.)

10.8	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on January 4, 2000.)

10.9	Second Amendment to Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 29, 2009.)

10.10*	Third Amendment to Single Tenant Absolute Net Lease.

10.11(1)	Form of Indemnification Agreement—Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 23, 2005.)

10.12(1)	Employment Agreement, dated as of January 16, 2009, between the Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.13(1)
Agreement Re: Change in Control, dated as of January 16, 2009, between the Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on January 20, 2009.)

10.14(1)	Employment Offer Letter, entered into on June 5, 2008, between the Registrant and Robert J. Bujarski. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 6, 2008.)

10.15(1)
Agreement Re: Change in Control, entered into on June 5, 2008, between the Registrant and Robert J. Bujarski. (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 6, 2008.)

10.16(1)	Randall Steward Employment Offer Letter, dated as of September 12, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 21, 2011.)

10.17(1)
Agreement Re: Change in Control, dated as of September 19, 2011, between the Registrant and Randall Steward. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 21, 2011.)

10.18(1)
Agreement Re: Change in Control, entered into on November 7, 2008, between the Registrant and John D. Tamerius, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 7, 2008.)

10.19(1)	Employment Offer Letter, dated April 24, 2014, between the Registrant and Werner Kroll. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014.)

10.20(1)
Agreement Re: Change in Control, entered into on May 9, 2014, between the Registrant and Werner Kroll. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014.)

10.21(1)	2015 Cash Incentive Compensation Plan for the Registrant. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 9, 2015.)

10.22(1)	2015 Employee Deferred Bonus Compensation Program. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on February 9, 2015.)

10.23(1)	2015 Equity Incentive Plan Grants to the Registrant’s executive officers. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on February 9, 2015.)

10.24(1)	2015 Annual Base Salaries for the Registrant’s executive officers, effective as of February 9, 2015. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on February 9, 2015.)

10.25(1)	2015 Incentive Compensation Plan Plus. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 19, 2015.)

10.26
Amended and Restated Credit Agreement, by and among the Registrant, as Borrower, each lender from time to time party thereto (collectively, “Lenders” and individually, a “Lender”) and Bank of America, N.A. as Agent, Swing Line Lender and L/C Issuer, dated as of August 10, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 10, 2012.)

10.27
Amended and Restated Security Agreement by and among the Registrant, as Borrower, the material subsidiaries of Borrower, each additional guarantor that may become a party thereto and Bank of America, N.A., as Agent, dated as of August 10, 2012. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 10, 2012.)

10.28
Amendment No. 2 to Credit Agreement, by and among the Registrant, as Borrower, the material subsidiaries of Borrower, each additional guarantor that may become a party thereto and Bank of America, N.A., as Agent, Swing Line Lender and L/C Issuer, dated as of December 1, 2014. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 4, 2014.)

10.29
Amendment No. 3 to Credit Agreement, dated as of June 4, 2015, by and among Quidel Corporation, as Borrower, Diagnostic Hybrids, Inc., as Guarantor, each lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 5, 2015.)

10.30
Amendment No. 4 to Credit Agreement, dated as of August 6, 2015, by and among Quidel Corporation, as Borrower, Diagnostic Hybrids, Inc., as Guarantor, each lender party thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 12, 2015.)

10.31(1)	Transition Agreement, dated as of June 18, 2015, between Quidel Corporation and Mark Smits. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 18, 2016.)

10.32(1)
Employment Offer Letter, dated December 19, 2014, between the Registrant and Michael D. Abney, Jr. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015.)

10.33(1)
Agreement Re: Change in Control, entered into on January 19, 2015, between the Registrant and Michael D. Abney, Jr. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015.)

10.34(1)
Employment Offer Letter, dated October 4, 2015, between the Registrant and Edward K. Russell. (Incorporated by reference to Exhibit 10.2 the Registrant’s Form 10-Q for the quarter ended September 30, 2015.)

10.35(1)
Agreement Re: Change in Control, entered into on October 12, 2015, between the Registrant and Edward K. Russell. (Incorporated by reference to Exhibit 10.3 the Registrant’s Form 10-Q for the quarter ended September 30, 2015.)

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

QUIDEL CORPORATION
	By	/s/ DOUGLAS C. BRYANT
Date: February 22, 2016		Douglas C. Bryant President, Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DOUGLAS C. BRYANT	President, Chief Executive Officer (Principal Executive Officer)	February 22, 2016
Douglas C. Bryant

/s/ RANDALL J. STEWARD	Chief Financial Officer, (Principal Financial and Accounting Officer)	February 22, 2016
Randall J. Steward

/s/ KENNETH F. BUECHLER	Chairman of the Board	February 22, 2016
Kenneth F. Buechler

/s/ THOMAS D. BROWN	Director	February 22, 2016
Thomas D. Brown

/s/ RODNEY F. DAMMEYER	Director	February 22, 2016
Rodney F. Dammeyer

/s/ MARY LAKE POLAN	Director	February 22, 2016
Mary Lake Polan

/s/ JACK W. SCHULER	Director	February 22, 2016
Jack W. Schuler

/s/ CHARLES P. SLACIK	Director	February 22, 2016
Charles P. Slacik

/s/ KENNETH J. WIDDER	Director	February 22, 2016
Kenneth J. Widder