Form 10-Q
period 2016-03-31
QUIDEL CORP /DE/
filed 2016-04-29
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2016, 32,332,794 shares of the registrant's common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$153,447	$191,471
Accounts receivable, net	26,446	18,398
Inventories	24,820	26,388
Restricted cash	—	63
Prepaid expenses and other current assets	5,333	4,344
Total current assets	210,046	240,664
Property, plant and equipment, net	51,957	52,547
Goodwill	83,828	80,730
Intangible assets, net	32,159	31,833
Other non-current assets	768	731
Total assets	$378,758	$406,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,338	$8,675
Accrued payroll and related expenses	6,147	9,627
Current portion of lease obligation	596	585
Current portion of contingent consideration	1,125	1,286
Deferred grant revenue	1,912	3,658
Other current liabilities	7,025	6,999
Total current liabilities	28,143	30,830
Long-term debt	140,311	143,297
Lease obligation, net of current portion	3,880	4,032
Contingent consideration—non-current	4,551	4,230
Deferred tax liability—non-current	56	1,970
Income taxes payable	910	910
Deferred rent	2,222	2,296
Other non-current liabilities	282	264
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $.001 par value per share; 97,500 shares authorized; 32,323 and 33,323 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	32	33
Additional paid-in capital	192,293	209,121
Accumulated other comprehensive loss	(29)	(31)
Retained earnings	6,107	9,553
Total stockholders’ equity	198,403	218,676
Total liabilities and stockholders’ equity	$378,758	$406,505
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended March 31,
	2016	2015
Total revenues	$50,321	$61,701
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1,590 and $1,571, respectively)	19,249	21,112
Research and development	12,707	8,051
Sales and marketing	12,317	11,788
General and administrative	7,289	9,860
Amortization of intangible assets from acquired businesses and technology	2,219	2,201
Total costs and expenses	53,781	53,012
Operating (loss) income	(3,460)	8,689
Interest expense, net	(2,689)	(2,895)
(Loss) income before taxes	(6,149)	5,794
(Benefit) provision for income taxes	(2,703)	1,803
Net (loss) income	$(3,446)	$3,991
Basic (loss) earnings per share	$(0.11)	$0.12
Diluted (loss) earnings per share	$(0.11)	$0.11
Shares used in basic per share calculation	32,727	34,641
Shares used in diluted per share calculation	32,727	35,745
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands; unaudited)

	Three months ended March 31,
	2016	2015
Net (loss) income	$(3,446)	$3,991
Other comprehensive (loss) income, net of tax
Changes in cumulative translation adjustment	2	17
Comprehensive (loss) income	$(3,444)	$4,008
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net (loss) income:	$(3,446)	$3,991
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation, amortization and other	6,123	6,202
Stock-based compensation expense	1,980	2,068
Amortization of debt discount and deferred issuance costs	1,429	1,399
Change in deferred tax assets and liabilities	(2,629)	1,285
Gain on extinguishment of Convertible Senior Notes	(421)	—
Changes in assets and liabilities:
Accounts receivable	(7,719)	15,782
Inventories	2,136	786
Income taxes receivable	119	372
Prepaid expenses and other current and non-current assets	(1,186)	(457)
Restricted cash	63	(338)
Accounts payable	1,150	(3,196)
Accrued payroll and related expenses	(3,290)	(870)
Income taxes payable	(167)	(2)
Deferred grant revenue	(1,746)	(1,212)
Other current and non-current liabilities	7	5,956
Net cash (used for) provided by operating activities	(7,597)	31,766
INVESTING ACTIVITIES:
Acquisitions of property, equipment and intangibles	(2,001)	(2,867)
Acquisition of Immutopics, net of cash acquired	(5,094)	—
Net cash used for investing activities	(7,095)	(2,867)
FINANCING ACTIVITIES:
Payments on lease obligation	(141)	(121)
Repurchases of common stock	(20,079)	(337)
Repurchases of Convertible Senior Notes	(4,459)	—
Proceeds from issuance of common stock	1,554	596
Payments of debt issuance costs	—	(365)
Payments on acquisition contingencies	(195)	(129)
Net cash used for financing activities	(23,320)	(356)
Effect of exchange rates on cash	(12)	(9)
Net (decrease) increase in cash and cash equivalents	(38,024)	28,534
Cash and cash equivalents, beginning of period	191,471	200,895
Cash and cash equivalents, end of period	$153,447	$229,429

	Three months ended March 31,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$279	$250
Cash paid for income taxes	$103	$121
NON-CASH INVESTING ACTIVITIES:
Purchase of capital equipment by incurring current liabilities	$1,269	$164
NON-CASH FINANCING ACTIVITIES:
Reduction of other current liabilities upon issuance of restricted stock units	$539	$408

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
The information at March 31, 2016, and for the three months ended March 31, 2016 and 2015, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2016 and 2015, the Company’s fiscal year will end or has ended on January 1, 2017 and January 3, 2016, respectively. For 2016 and 2015, the Company’s first quarter ended on April 3, 2016 and March 29, 2015, respectively. For ease of reference, the calendar quarter end dates are used herein. The three month periods ended March 31, 2016 and 2015 each included 13 weeks.
Comprehensive (Loss) Income
Comprehensive (loss) income includes foreign currency translation adjustments excluded from the Company’s Consolidated Statements of Operations.
Use of Estimates
The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, customer programs and incentives, bad debts, inventories, intangible assets, software development costs, stock-based compensation, restructuring, contingencies and litigation, contingent consideration, the fair value of the debt component of convertible debt instruments and income taxes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities and received milestone payments totaling $2.5 million in 2013. On September 10, 2014, the Company entered into an amended grant agreement with the Bill and Melinda Gates Foundation for additional funding of up to $12.6 million in order to accelerate the development of the Savanna MDx platform in the developing world. Upon execution of the amended grant agreement, the Company received $10.6 million in cash. The Company received a payment of $2.4 million in April 2015 based on milestone achievements for both the original and the amended grant agreements and expects to receive the remaining milestone payments of up to $2.8 million in 2016. Under the original and amended grant agreements, the Company recognizes grant revenue on the basis of the lesser of the amount recognized on a proportional performance basis or the amount of cash payments that are non-refundable as of the end of each reporting period. The Company recognized $1.7 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. Cash payments received are restricted as to use until expenditures contemplated in the grant are incurred or committed. None of the cash received under the grant was restricted as of March 31, 2016. The Company classified $0.1 million of funds received from the Bill and Melinda Gates Foundation as restricted cash as of December 31, 2015. In addition, the Company classified $1.9 million and $3.7 million as deferred grant revenue as of March 31, 2016 and December 31, 2015, respectively.
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
In February 2015, the FASB issued guidance codified in ASU 2015-02 (Topic 810), Consolidation - Amendments to the Consolidation Analysis. The guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the guidance amends (i) the identification of variable interests (fees paid to a decision maker or service provider), (ii) the variable interest entity (VIE) characteristics for a limited partnership or similar entity and (iii) the primary beneficiary determination. The guidance is effective for annual periods beginning after December 15, 2015 and for interim reporting periods starting in the first quarter 2016. The Company's adoption of this guidance in the first quarter of 2016 did not have a significant impact on the consolidated financial statements.
In July 2015, the FASB issued guidance codified in ASU 2015-11 (Topic 330), Simplifying the Measurement of Inventory. The guidance applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company's adoption of this guidance in the first quarter of 2016 did not have a significant an impact on the consolidated financial statements.
In February 2016, the FASB issued guidance codified in ASU 2016-02 (Topic 842), Leases. The guidance requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset representing the right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018 including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of this guidance and expects to adopt the standard in the first quarter of 2019.
In March 2016, the FASB issued guidance codified in ASU 2016-09 (Topic 718), Improvements to Employee Share Based Payments Accounting. Under the guidance, entities will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. In addition, entities will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Under current guidance, excess tax benefits are not recognized until the deduction reduces taxes payable. Companies will apply this part of the guidance using a modified retrospective transition method and will record a cumulative-effect adjustment in retained earnings for excess tax benefits not previously recognized. The guidance also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the impact of this guidance and expects to adopt the standard in the first quarter of 2017.
Note 2. Computation of (Loss) Earnings Per Share
For the three months ended March 31, 2016 and 2015, basic (loss) earnings per share was computed by dividing net (loss) income by the weighted-average number of common shares outstanding, including restricted stock units (RSUs) vested during the period. Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested RSUs. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested RSUs.
For the three months ended March 31, 2016, there were no differences between the number of common shares used for the basic and diluted EPS computation because the Company incurred a net loss and the effect would be anti-dilutive. Stock options and RSUs that would have been included in the diluted EPS calculation if the Company had earnings amounted to 0.6 million for the three months ended March 31, 2016.

Additionally, stock options are excluded from the calculation of diluted EPS when the combined exercise price, unrecognized stock-based compensation and expected tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. For the three months ended March 31, 2016 and 2015, stock options totaling 3.1 million and 1.0 million, respectively, were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive.
The following table reconciles the weighted-average shares used in computing basic and diluted earnings (loss) per share in the respective periods (in thousands):

	Three months ended March 31,
	2016	2015
Shares used in basic (loss) earnings per share (weighted-average common shares outstanding)	32,727	34,641
Effect of dilutive stock options and RSUs	—	1,104
Shares used in diluted (loss) earnings per share calculations	32,727	35,745
As discussed in Note 6, the Company issued Convertible Senior Notes (“Convertible Senior Notes”) in December 2014. It is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in cash or shares of common stock (“conversion premium”). No conversion premium existed as of March 31, 2016 and 2015; therefore, there was no dilutive impact from the Convertible Senior Notes to diluted EPS during the three months ended March 31, 2016 and 2015.
Note 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following, net of reserves of $0.5 million and $0.7 million at March 31, 2016 and December 31, 2015, respectively (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$9,570	$10,289
Work-in-process (materials, labor and overhead)	7,648	7,441
Finished goods (materials, labor and overhead)	7,602	8,658
Total inventories	$24,820	$26,388

Note 4. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Customer incentives	$3,179	$4,030
Accrued research and development costs	683	773
Accrued interest	1,586	202
Other	1,577	1,994
Total other current liabilities	$7,025	$6,999
Note 5. Income Taxes
The Company recognized an income tax benefit of $2.7 million and a provision of $1.8 million for the three months ended March 31, 2016 and 2015, respectively, which represents an effective tax rate of 44% and 31%, respectively. For the three months ended March 31, 2016, the Company realized an increase in the effective tax rate as compared to the same period of 2015 due primarily to the federal research tax credit in the first quarter of 2016. There was no federal research tax credit in the same period of the prior year as the credit provisions of the United States tax code had expired at the end of 2014 and were not reinstated until December 2015. In addition, the production deduction increased in the first quarter of 2016 compared to the same period of 2015.
The Company is subject to periodic audits by domestic and foreign tax authorities. Due to the carryforward of unutilized net operating loss and credit carryovers, the Company's federal tax years from 2009 and forward are subject to examination by the U.S. authorities. The Company's state and foreign tax years for 2001 and forward are subject to examination by applicable tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax laws applied to the facts of each matter.
Note 6. Debt
3.25% Convertible Senior Notes due 2020
In December 2014, the Company issued $172.5 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020. Debt issuance costs of approximately $5.1 million were primarily comprised of underwriters fees, legal, accounting and other professional fees of which $4.2 million were capitalized and are recorded as a reduction to long-term debt and are being amortized to interest expense over the six-year term of the Convertible Senior Notes. The remaining $0.9 million of debt issuance costs were allocated as a component of equity in additional paid-in capital. Deferred issuance costs related to the Convertible Senior Notes were $3.2 million and $3.5 million as of March 31, 2016 and December 31, 2015, respectively.
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
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. The Convertible Senior Notes mature on December 15, 2020. During the three months ended March 31, 2016, the Company recorded total interest expense of $2.8 million related to the Convertible Senior Notes of which $1.4 million related to the amortization of the debt discount and issuance costs and $1.4 million related to the coupon due semi-annually. During the three months ended March 31, 2015, the Company recorded total interest expense of $2.7 million related to the Convertible Senior Notes of which $1.3 million related to the amortization of the debt discount and issuance costs and $1.4 million related to the coupon due semi-annually.
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
The Company accounts separately for the liability and equity components of the Convertible Senior Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. Because the Company had no outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the Convertible Senior Notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry with similar credit ratings and with similar maturity, the Company estimated the implied interest rate of its Convertible Senior Notes to be 6.9%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, which were defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Convertible Senior Notes, which resulted in a fair value of the liability component of $141.9 million upon issuance, calculated as the present value of implied future payments based on the $172.5 million aggregate principal amount. The $30.7 million difference between the cash proceeds of $172.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital, net of tax and issuance costs, as the Convertible Senior Notes were not considered redeemable.
As a policy election under applicable guidance related to the calculation of diluted net EPS, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the Convertible Senior Notes. The Convertible Senior Notes were not convertible as of March 31, 2016 and 2015; therefore there was no dilutive impact during the three months ended March 31, 2016 and 2015. If the Convertible Senior Notes were converted as of March 31, 2016, the if-converted value would not exceed the principal amount.
During the three months ended March 31, 2016, the Company repurchased and retired $5.2 million in principal amount of the outstanding Convertible Senior Notes. The aggregate cash used for the transaction was $4.5 million. The repurchase resulted in a reduction in debt of $4.4 million and a reduction in additional paid-in capital of $0.5 million with a gain on extinguishment of Convertible Senior Notes of $0.4 million included in interest expense, net in the Consolidated Statements of Operations.

The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	March 31, 2016	December 31, 2015
Principal amount of Convertible Senior Notes outstanding	$167,314	$172,500
Unamortized discount of liability component	(23,767)	(25,703)
Unamortized debt issuance costs	(3,236)	(3,500)
Net carrying amount of liability component	140,311	143,297
Less: current portion	—	—
Long-term debt	$140,311	$143,297
Carrying value of equity component, net of issuance costs	$29,211	$29,758
Fair value of outstanding Convertible Senior Notes	$149,746	$170,120
Remaining amortization period of discount on the liability component	4.8 years	5.0 years

Line of Credit
On August 10, 2012, the Company entered into an amended and restated $140.0 million senior secured syndicated credit facility (the “Senior Credit Facility”) that matures on August 10, 2017. As part of this amendment, the Company incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. Deferred financing costs are amortized on a straight-line basis over the term of the Senior Credit Facility. As of March 31, 2016, the Company had deferred financing costs related to the Senior Credit Facility of $0.1 million included as a portion of other non-current assets and $0.3 million included as a portion of prepaid expenses and other current assets. As of December 31, 2015, the Company had deferred financing costs related to the Senior Credit Facility of $0.2 million included as a portion of other non-current assets and $0.3 million included as a portion of prepaid expenses and other current assets. The Senior Credit Facility bears interest at either the London Interbank Offered Rate (“LIBOR”) or the base rate, plus, in each case, an applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The agreement governing the Senior Credit Facility includes certain customary covenants, including among others, limitations on: liens; mergers, consolidations and dispositions of assets; debt; dividends, stock redemptions and the redemption and/or prepayment of other debt; investments (including loans and advances) and acquisitions; and transactions with affiliates. The Company is also subject to financial covenants, which include (i) a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation, amortization, and stock-based compensation) not to exceed 3:1 as of the end of each fiscal quarter, and (ii) an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. Funded debt is defined as outstanding borrowings on the Senior Credit Facility plus Convertible Senior Notes, less the Company’s domestic cash and cash equivalents in excess of $15.0 million. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company and is senior to the Convertible Senior Notes.
The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility, its funded debt to adjusted EBITDA ratio and interest coverage ratio. As of March 31, 2016 and December 31, 2015, the Company had no borrowings outstanding and due to the limitations of the interest coverage ratio, the Company had no borrowing capacity under the Senior Credit Facility at March 31, 2016.
Note 7. Stockholders’ Equity
Issuances and Repurchases of Common Stock
During the three months ended March 31, 2016, 74,913 shares of common stock were issued in conjunction with the vesting and release of RSUs, 60,511 shares of common stock were issued due to the exercise of stock options and 41,162 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $1.6 million. During the three months ended March 31, 2016, 1,152,386 shares of outstanding common stock were repurchased under the Company’s previously announced share repurchase program for approximately $19.6 million. Additionally, 24,932 shares of outstanding common stock were repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain RSUs for approximately $0.4 million. As of March 31, 2016, there was $35.0 million available under the Company’s share repurchase program.
Stock-Based Compensation
The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations was as follows (in thousands):

	Three months ended March 31,

	2016	2015
Cost of sales	$235	$237
Research and development	297	17
Sales and marketing	(63)	502
General and administrative	1,511	1,312
Total stock-based compensation expense	$1,980	$2,068
Total compensation expense recognized for the three months ended March 31, 2016 includes $1.4 million related to stock options and $0.6 million related to RSUs. Stock-based compensation expense for sales and marketing resulted in a net credit of $0.1 million due to forfeitures of options and RSUs in the first quarter of 2016. Total compensation expense recognized for the three months ended March 31, 2015 includes $1.4 million related to stock options and $0.7 million related to RSUs. As of March 31, 2016, total unrecognized compensation expense related to non-vested stock options was $8.2 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years. As of March 31, 2016, total unrecognized compensation expense related to non-vested RSUs was $3.6 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three months ended March 31, 2016 or 2015.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Three months ended March 31,

	2016	2015
Risk-free interest rate	1.46%	1.45%
Expected option life (in years)	6.46	6.22
Volatility rate	36%	40%
Dividend rate	—%	—%
The weighted-average fair value of stock options granted during the three months ended March 31, 2016 and 2015 was $5.85 and $9.60, respectively. The Company granted 626,413 and 544,247 stock options during the three months ended March 31, 2016 and 2015, respectively. The weighted-average fair value of RSUs granted during the three months ended March 31, 2016 and 2015 was $15.39 and $23.58, respectively. The Company granted 131,972 and 103,118 shares of RSUs during the three months ended March 31, 2016 and 2015, respectively. The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date.
Note 8. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented $9.8 million (19%) and $7.4 million (12%) of total revenue for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, balances due from foreign customers were $6.2 million and $5.6 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Three months ended March 31,

	2016	2015
Customer:
A	16%	13%
B	15%	18%
C	9%	20%
	40%	51%
As of March 31, 2016 and December 31, 2015, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $23.6 million and $12.0 million, respectively.
Note 9. Commitments and Contingencies
Legal
The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. At March 31, 2016 and December 31, 2015, the Company had $0.2 million accrued as a liability for various legal matters where the Company deemed the liability probable and estimable.
Licensing Arrangements
The Company has entered into various licensing and royalty agreements, which largely require payments based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of approximately $0.2 million for both of the three months ended March 31, 2016 and 2015.
Research and Development Agreements
The Company has entered into various research and development agreements that provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. At March 31, 2016 and December 31, 2015, total future commitments under the terms of these agreements are estimated at $5.6 million and $4.2 million, respectively. The commitments will fluctuate as the Company agrees to new phases of development under the existing arrangements.
Contingent Consideration
In conjunction with the acquisition of BioHelix Corporation (“BioHelix”) in May 2013, the Company agreed to contingent consideration ranging from $5.0 million to $10.0 million upon achievement of certain revenue targets through 2018. The fair value of the revenue royalty earn-out to be settled in cash is estimated based on the Monte Carlo Simulation Model. Payments of $0.2 million and $0.1 million related to the revenue royalty earn-out were disbursed during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the current portion of the contingent consideration is $1.1 million and the non-current portion of the contingent consideration is $4.2 million.
In August 2013, the Company acquired the assets of AnDiaTec GmbH & Co. KG (“AnDiaTec”), a privately-held, diagnostics company, based in Germany. The Company agreed to contingent consideration of up to €0.5 million ($0.6 million based on the March 31, 2016 currency conversion rate) upon achievement of certain revenue targets through 2018. As of March 31, 2016, the current portion of the contingent consideration is $18,000 and the non-current portion of the contingent consideration is $0.1 million. In addition, the Company agreed to pay the founder of AnDiaTec contingent payments of up to €3.0 million ($3.4 million based on the March 31, 2016 currency conversion rate) upon achievement of certain research and development milestones, subject to continued employment. The Company paid $0.7 million and $0.4 million for the achievement of agreed upon research and development milestones during the three months ended March 31, 2016 and 2015, respectively. These costs are recorded as compensation expense included in research and development expense in the Consolidated Statements of Operations.
The Company recorded contingent consideration of $0.4 million related to the acquisition of Immutopics, Inc. (Immutopics) in March 2016 as discussed in Note 11.
Note 10. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$133,249	$—	$—	$133,249	$133,147	$—	$—	$133,147
Total assets measured at fair value	$133,249	$—	$—	$133,249	$133,147	$—	$—	$133,147
Liabilities:
Contingent consideration	—	—	5,676	5,676	—	—	5,516	5,516
Total liabilities measured at fair value	$—	$—	$5,676	$5,676	$—	$—	$5,516	$5,516
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three month periods ended March 31, 2016 and the year ended December 31, 2015.
The Company used Level 1 inputs to determine the fair value of its cash equivalents, which primarily consist of funds held in a money market account, and as such, the carrying value of cash equivalents approximates fair value. As of March 31, 2016 and December 31, 2015, the carrying value of cash equivalents was $133.2 million and $133.1 million, respectively.
The Company assesses the fair value of contingent consideration to be settled in cash related to acquisitions using the Monte Carlo Simulation Model. Significant assumptions used in the measurement include revenue projections and discount rates. This fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represent Level 3 measurements. For the three months ended March 31, 2016, the Company recorded an additional contingent liability of $0.4 million for the acquisition of Immutopics (see Note 11). There were no changes to the fair value of the contingent consideration for the three months ended March 31, 2015.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2015 through March 31, 2016 are as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2015	$5,516
Cash payments	(195)
Additional liability recorded for current period acquisition	353
Unrealized gain on foreign currency translation	2
Balance at March 31, 2016	$5,676

Note 11. Acquisition
On March 18, 2016, the Company acquired Immutopics, Inc., a privately-held, life science research company, based in San Clemente, California. The acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations. Total consideration for the acquisition was $5.5 million, which included $5.1 million in initial cash payments and $0.4 million in fair value of contingent consideration based upon achievement of certain revenue targets through September 2024. The Immutopics portfolio of products will be included with the Company's MicroVue products that serve the bone health research community.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, fluctuations in our operating results resulting from seasonality, the timing of the onset, length and severity of cold and flu seasons, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, adverse changes in competitive conditions in domestic and international markets, changes in sales levels as it relates to the absorption of our fixed costs, lower than anticipated market penetration of our products, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors, and changes in the healthcare market and consolidation of our customer base; our development and protection of intellectual property; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our reliance on sales of our influenza diagnostics tests; our ability to manage our growth strategy, including our ability to integrate companies or technologies we have acquired or may acquire; intellectual property risks, including but not limited to, infringement litigation; our debt service requirements; our inability to settle conversions of our Convertible Senior Notes in cash; the effect on our operating results from the trigger of the conditional conversion feature of our Convertible Senior Notes; limitations and covenants in our Senior Credit Facility; our need for additional funds to finance our operating needs; volatility and disruption in the global capital and credit markets; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; adverse actions or delays in new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”); changes in government policies; compliance with other government regulations, such as safe working conditions, manufacturing practices, environmental protection, fire hazard and disposal of hazardous substances; third-party reimbursement policies; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance and exposure to other litigation claims; interruption to our computer systems; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations and foreign currency exchange risk sharing arrangements, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into U.S. markets; our significant debt service requirements; the possibility that we may incur additional indebtedness; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; and our intention of not paying dividends. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the remainder of the 2016 fiscal year; projected capital expenditures for the remainder of the 2016 fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals and objectives; anticipated new product and development results; expected growth and the sources of that growth; the impact and timing of expected adoption of new accounting standards; that we will continue to make substantial expenditures for sales and marketing, manufacturing and research and development activities; that we may enter into additional foreign currency exchange risk sharing arrangements; our exposure to claims and litigation; expectations regarding grant revenues and expenditures in the remainder of 2016; and our intention to continue to evaluate technology and acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report.
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
Outlook
We continue to realize momentum in sales of our Sofia and molecular assays. For the remainder of 2016, we will continue to focus on prudently managing our business and delivering long-term sustainable growth through the creation of a broader-based diagnostic company serving our existing customers as well as targeting larger and faster growing markets. We anticipate significant investment in research and development, focused primarily on our Sofia and molecular programs. In addition, we continue to invest in our U.S. sales organization and related marketing programs, in support of recent product launches. We will also continue to evaluate opportunities to acquire new product lines, technologies and companies that would enable us to expand more quickly.
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Total Revenues
The following table compares total revenues for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	For the three months ended
	March 31,		Increase (Decrease)
	2016	2015	$	%
Infectious disease net product sales	$36,434	$48,447	$(12,013)	(25)%
Women’s health net product sales	9,123	9,251	(128)	(1)%
Gastrointestinal disease net product sales	1,716	1,731	(15)	(1)%
Royalty, grant and other revenue	3,048	2,272	776	34%
Total revenues	$50,321	$61,701	$(11,380)	(18)%
For the three months ended March 31, 2016, total revenue decreased to $50.3 million from $61.7 million in the prior period. The Company realized declines in the infectious disease category due to a delayed and weaker Influenza season compared to the first quarter of 2015. As a result, sales of seasonal Influenza and other Respiratory products were off significantly from prior year levels. The women's health category was roughly flat, driven by growth in our Thyretain product line offset by slight declines in hCG products. For the three months ended March 31, 2016, royalty, grant and other revenue increased $0.8 million due primarily to timing of grant revenues associated with the amended Bill and Melinda Gates grant and our Savanna development program.
Cost of Sales
Cost of sales was $19.2 million, or 38% of total revenues for the three months ended March 31, 2016 compared to $21.1 million, or 34% of total revenues for the three months ended March 31, 2015. The increase in cost of sales as a percentage of total revenues is primarily driven by unfavorable product mix, with lower flu sales in the period as compared to the prior year. This was partially offset by higher grant revenue and lower distributor incentives.

Operating Expenses
The following table compares operating expenses for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	For the three months ended March 31,
	2016		2015
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$12,707	25%	$8,051	13%	$4,656	58%
Sales and marketing	$12,317	24%	$11,788	19%	$529	4%
General and administrative	$7,289	14%	$9,860	16%	$(2,571)	(26)%
Amortization of intangible assets from acquired businesses and technology	$2,219	4%	$2,201	4%	$18	1%
Research and Development Expense
Research and development expense for the three months ended March 31, 2016 increased from $8.1 million to $12.7 million due primarily to an increase in development spend for the Savanna MDx platform, increased spend for our next generation Sofia instrument and clinical trials spend for Solana products.
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
Sales and Marketing Expense
Sales and marketing expense for the three months ended March 31, 2016 increased from $11.8 million to $12.3 million compared with the prior year period, due to additional investment in promotional activities for our Virena platform.
General and Administrative Expense
General and administrative expense for the three months ended March 31, 2016 decreased from $9.9 million to $7.3 million compared with the prior period. The decline was due primarily to 2015 business development expenditures, which did not repeat in the first three months of 2016 as well as the suspension of the medical device tax. General and administrative expense primarily includes personnel costs, information technology, facilities and professional service fees.
Amortization of Intangible Assets from Acquired Businesses and Technology
Amortization of intangible assets from acquired businesses consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our more recent acquisitions of Diagnostic Hybrids, Inc., BioHelix, and AnDiaTec.
Interest Expense, net
Interest expense primarily relates to accrued interest for the coupon and accretion of the discount on our $172.5 million 3.25% Convertible Senior Notes due 2020 (“Convertible Senior Notes”) issued in December 2014 and interest paid on our lease obligation associated with our San Diego McKellar facility. The decrease in interest expense of $0.2 million for the three months ended March 31, 2016 was primarily due to a gain on extinguishment of debt related to the repurchase of $5.2 million in principal of our Convertible Senior Notes.
Income Taxes
Our effective tax rate for the three months ended March 31, 2016 and 2015 was 44% and 31%, respectively. We recognized an income tax benefit of $2.7 million and a provision of $1.8 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, the effective tax benefit was higher as compared to the same period of 2015 due primarily to the federal research tax credit in the first quarter of 2016. There was no federal research tax credit in the prior quarter as the credit provisions of the United States tax code had expired at the end of 2014 and were not reinstated until December 2015. In addition, the production deduction increased in the first quarter of 2016 compared to the same period of 2015.
Liquidity and Capital Resources
As of March 31, 2016 and December 31, 2015, the principal sources of liquidity consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$153,447	$191,471
Restricted cash	—	63
Cash, cash equivalents and restricted cash	$153,447	$191,534
Working capital including cash, cash equivalents and restricted cash	$181,903	$209,834

As of March 31, 2016, we had $153.4 million in cash and cash equivalents, a $38.0 million decrease from December 31, 2015. During the period, we repurchased $24.5 million in common stock and Convertible Senior Notes and used $5.1 million to acquire Immutopics. Our cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt, or issue additional equity, to successfully complete the transactions.

Our primary source of liquidity, other than our holdings of cash and cash equivalents, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. We anticipate that our current cash and cash equivalents, together with cash provided by operating activities will be sufficient to fund our near term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	support of commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	repurchases of our outstanding common stock or Convertible Senior Notes;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments; and

•	repayments of our lease obligation.
In December 2014, we issued Convertible Senior Notes in the aggregate principle amount of $172.5 million. The Convertible Senior Notes have a coupon rate of 3.25% and are due 2020. The Convertible Senior Notes were not convertible as of March 31, 2016. For detailed information of the terms of the Convertible Senior Notes, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report under the heading “3.25% Convertible Senior Notes due 2020,” which is incorporated by reference herein.
On August 10, 2012, we entered into an amended and restated $140.0 million Senior Credit Facility that matures on August 10, 2017. As of March 31, 2016, the Company had no borrowings under the Senior Credit Facility and due to the limitations of the interest coverage ratio, we had no borrowing capacity under the Senior Credit Facility. At the current time, we do not anticipate the need in the near term to utilize the Senior Credit Facility. As of December 31, 2015, we had no borrowings outstanding under the Senior Credit Facility. For detailed information of the terms of the Senior Credit Facility see Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report under the heading “Line of Credit,” which is incorporated by reference herein.
As of March 31, 2016, we have $5.7 million in fair value of contingent considerations associated with prior acquisitions to be settled in future periods.

In January 2016, our board of directors authorized an amendment to replenish the amount available to repurchase up to an aggregate of $50.0 million in shares of common stock or Senior Convertible Notes under our share repurchase program. During the three months ended March 31, 2016, we used $19.6 million to repurchase our outstanding shares under the share repurchase program and $4.5 million to repurchase $5.2 million in principal amount of our outstanding Senior Convertible Notes.

We received $2.4 million during the year ended December 31, 2015 pursuant to the Bill and Melinda Gates Foundation grant agreement, which was restricted as to use until expenditures contemplated in the grant were incurred or committed. We recorded this restricted cash as a current asset as we anticipated making expenditures under the grant within one year. As of March 31, 2016, there was no restricted cash.

We expect our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

	2016	2015
Net cash (used for) provided by operating activities:	$(7,597)	$31,766
Net cash used for investing activities:	(7,095)	(2,867)
Net cash used for financing activities:	(23,320)	(356)
Effect of exchange rates on cash	(12)	(9)
Net (decrease) increase in cash and cash equivalents	$(38,024)	$28,534
Cash used by operating activities was $7.6 million during the three months ended March 31, 2016. We had a net loss of $3.4 million, including non-cash charges of $6.1 million of depreciation and amortization of intangible assets and property and equipment, stock-based compensation of $2.0 million, and amortization of debt discount and deferred issuance costs of $1.4 million. We also had an increase in accounts receivable of $7.7 million due to the seasonal nature of our business. Cash provided by operating activities was $31.8 million during the three months ended March 31, 2015. We had net income of $4.0 million, including non-cash charges of $6.2 million of depreciation and amortization of intangible assets and property and equipment, and stock-based compensation of $2.1 million. We also had a decrease in accounts receivable of $15.8 million due to the seasonal nature of our business.
Our investing activities used $7.1 million during the three months ended March 31, 2016 primarily related to the $5.1 million of net cash used for the acquisition of Immutopics as more fully described in Note 11 in the Notes to the Consolidated Financial Statements included in this quarterly report. In addition, we used cash for investing activities associated with the acquisition of production equipment and Sofia instruments available for lease. Our investing activities used $2.9 million during the three months ended March 31, 2015 primarily related to the acquisition of production equipment, Sofia instruments available for lease and building improvements.
We are planning approximately $15.0 million in capital expenditures for the remainder of 2016. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, and to implement facility improvements. We plan to fund these capital expenditures with cash flow from operations and other available sources of liquidity.
Cash used by financing activities was $23.3 million during the three months ended March 31, 2016 and was primarily related to repurchases of common stock under our share repurchase program at a cost of approximately $19.6 million, repurchase of Convertible Senior Notes under our share repurchase program at a cost of approximately $4.5 million and payments on acquisition contingencies of $0.2 million. These amounts were partially offset by proceeds from issuance of common stock of $1.6 million. Cash used by financing activities was $0.4 million during the three months ended March 31,

2015 and was primarily related to repurchases of common stock of $0.3 million, payments on acquisition contingencies of $0.1 million and payments of debt issuance costs of $0.4 million. These amounts were partially offset by proceeds from issuance of common stock of $0.6 million.
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

Off-Balance Sheet Arrangements
At March 31, 2016 and December 31, 2015, we did not have any relationships or other arrangements with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recent Accounting Pronouncements
Information about recently adopted and proposed accounting pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report under the heading “Recent Accounting Pronouncements” and is incorporated by reference herein.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, software development costs, stock-based compensation, restructuring, contingencies and litigation, contingent consideration, the fair value of the debt component of the convertible debt instruments, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had no borrowings outstanding under our Senior Credit Facility at March 31, 2016. If we had borrowings under the credit facility, the interest rate would have been 1.69% as of March 31, 2016.
We are not subject to interest rate risk on our Convertible Senior Notes as the notes have a fixed interest rate of 3.25%. For fixed rate debt, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
The Company’s current investment policy with respect to cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although the Company continually evaluates the placement of investments, as of March 31, 2016, cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.
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

ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.    Legal Proceedings
The information set forth in the section entitled “Legal” under Note 9 of the Notes to the Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report, is incorporated herein by reference.
ITEM 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. For a detailed description of our risk factors, refer to Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 4, 2016 - January 31, 2016	764,739	$17.20	763,707	$45,955,148
February 1, 2016 - February 28, 2016	395,692	16.69	388,679	35,006,981	(3)
February 29, 2016 - April 3, 2016	16,887	16.36	—	35,006,981
Total	1,177,318	$17.02	1,152,386	$35,006,981

(1) In addition to our share repurchase program, we repurchased 24,932 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain RSUs during the three months ended March 31, 2016.
(2) On January 25, 2016, we announced that the Board of Directors authorized an amendment to the Company's previously announced stock repurchase program to (i) replenish the amount available for repurchase under the program back to the previously authorized repurchase amount of $50.0 million, (ii) approve the addition of repurchases of the Company's Convertible Senior Notes under the program and (iii) extend the expiration date of the program to January 25, 2018. Under the amended program, the Company may repurchase, in the aggregate, up to $50.0 million in shares of its common stock and/or its Convertible Senior Notes. The amounts provided in this column give effect to the repurchase of our Convertible Senior Notes that are in addition to the repurchases of our common stock shown in this table.
(3) In February 2016, we repurchased $5.2 million in principal amount of our outstanding Convertible Senior Notes for an aggregate cash amount of $4.5 million as discussed in Note 6 in the Notes to Consolidated Financial Statements.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1(1)	2016 Cash Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 12, 2016.)
10.2(1)	2016 Employee Deferred Bonus Compensation Program. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 12, 2016.)
10.3(1)	2016 Equity Incentive Plan Grants to the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on February 12, 2016.)
10.4(1)	2016 Annual Base Salaries for the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on February 12, 2016.)
10.5
Amendment No. 5 to Credit Agreement, dated as of March 25, 2016, by and among Quidel Corporation, as Borrower, Diagnostic Hybrids, Inc., as Guarantor, each lender party thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, U.S. Bank National Association as Syndication Agent, and Compass Bank as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed on March 30, 2016.)

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

Date: April 29, 2016	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1(1)	2016 Cash Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 12, 2016.)
10.2(1)	2016 Employee Deferred Bonus Compensation Program. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 12, 2016.)
10.3(1)	2016 Equity Incentive Plan Grants to the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on February 12, 2016.)
10.4(1)	2016 Annual Base Salaries for the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on February 12, 2016.)
10.5
Amendment No. 5 to Credit Agreement, dated as of March 25, 2016, by and among Quidel Corporation, as Borrower, Diagnostic Hybrids, Inc., as Guarantor, each lender party thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, U.S. Bank National Association as Syndication Agent, and Compass Bank as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K filed on March 30, 2016.)

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