Form 10-Q
period 2016-06-30
QUIDEL CORP /DE/
filed 2016-07-28
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2016, 32,392,329 shares of the registrant's common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$155,567	$191,471
Accounts receivable, net	16,232	18,398
Inventories	23,137	26,388
Restricted cash	—	63
Prepaid expenses and other current assets	5,269	4,344
Total current assets	200,205	240,664
Property, plant and equipment, net	50,238	52,547
Goodwill	83,825	80,730
Intangible assets, net	30,319	31,833
Deferred tax asset—non-current	4,589	—
Other non-current assets	520	731
Total assets	$369,696	$406,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,451	$8,675
Accrued payroll and related expenses	8,086	9,627
Current portion of lease obligation	610	585
Current portion of contingent consideration (see Note 9)	1,143	1,286
Deferred grant revenue	961	3,658
Other current liabilities	5,036	6,999
Total current liabilities	23,287	30,830
Long-term debt	141,643	143,297
Lease obligation, net of current portion	3,722	4,032
Contingent consideration—non-current (see Note 9)	4,532	4,230
Deferred tax liability—non-current	55	1,970
Income taxes payable	985	910
Deferred rent	2,138	2,296
Other non-current liabilities	299	264
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $.001 par value per share; 97,500 shares authorized; 32,388 and 33,323 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	32	33
Additional paid-in capital	194,769	209,121
Accumulated other comprehensive income	(33)	(31)
(Accumulated deficit) retained earnings	(1,733)	9,553
Total stockholders’ equity	193,035	218,676
Total liabilities and stockholders’ equity	$369,696	$406,505
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total revenues	$39,133	$35,204	$89,454	$96,905
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1,590, $1,590, $3,180 and $3,161, respectively)	17,318	15,493	36,567	36,605
Research and development	9,656	9,105	22,363	17,156
Sales and marketing	12,206	11,923	24,523	23,711
General and administrative	6,682	6,290	13,971	16,150
Amortization of intangible assets from acquired businesses and technology	2,290	2,218	4,509	4,419
Total costs and expenses	48,152	45,029	101,933	98,041
Operating loss	(9,019)	(9,825)	(12,479)	(1,136)
Interest expense, net	(2,924)	(3,061)	(5,613)	(5,956)
Loss before taxes	(11,943)	(12,886)	(18,092)	(7,092)
Benefit for income taxes	(4,103)	(3,955)	(6,806)	(2,152)
Net loss	$(7,840)	$(8,931)	$(11,286)	$(4,940)
Basic and diluted loss per share	$(0.24)	$(0.26)	$(0.35)	$(0.14)
Shares used in basic and diluted per share calculation	32,541	34,597	32,632	34,611
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(7,840)	$(8,931)	$(11,286)	$(4,940)
Other comprehensive (loss) income, net of tax
Changes in cumulative translation adjustment	(4)	(3)	(2)	14
Comprehensive loss	$(7,844)	$(8,934)	$(11,288)	$(4,926)
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six months ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(11,286)	$(4,940)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation, amortization and other	12,410	11,820
Stock-based compensation expense	4,086	3,994
Amortization of debt discount and deferred issuance costs	2,854	2,810
Change in deferred tax assets and liabilities	(7,218)	(2,431)
Gain on extinguishment of Convertible Senior Notes	(421)	—
Changes in assets and liabilities:
Accounts receivable	2,494	18,766
Inventories	3,818	1,072
Income taxes receivable	63	(398)
Prepaid expenses and other current and non-current assets	(915)	(365)
Restricted cash	63	(1,734)
Accounts payable	(1,942)	(3,727)
Accrued payroll and related expenses	(1,526)	(631)
Income taxes payable	(2)	(211)
Deferred grant revenue	(2,697)	(36)
Other current and non-current liabilities	(2,237)	(727)
Net cash (used for) provided by operating activities:	(2,456)	23,262
INVESTING ACTIVITIES:
Acquisitions of property, equipment and intangibles	(5,424)	(7,348)
Acquisition of Immutopics, net of cash acquired	(5,094)	—
Net cash used for investing activities:	(10,518)	(7,348)
FINANCING ACTIVITIES:
Payments on lease obligation	(285)	(246)
Repurchases of common stock	(20,079)	(12,133)
Repurchases of Convertible Senior Notes	(4,459)	—
Proceeds from issuance of common stock	2,098	820
Payments of debt issuance costs	—	(365)
Payments on acquisition contingencies	(195)	(129)
Net cash used for financing activities:	(22,920)	(12,053)
Effect of exchange rates on cash	(10)	(21)
Net (decrease) increase in cash and cash equivalents	(35,904)	3,840
Cash and cash equivalents, beginning of period	191,471	200,895
Cash and cash equivalents, end of period	$155,567	$204,735

	Six months ended June 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,243	$3,458
Cash paid for income taxes	$409	$638
NON-CASH INVESTING ACTIVITIES:
Purchase of property, equipment, and intangibles by incurring current liabilities	$953	$1,122
NON-CASH FINANCING ACTIVITIES:
Reduction of other current liabilities upon issuance of restricted share units	$539	$408
Increase of other current liabilities for purchase of common stock	$—	$2,660

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
The information at June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2016 and 2015, the Company’s fiscal year will end or has ended on January 1, 2017 and January 3, 2016, respectively. For 2016 and 2015, the Company’s second quarter ended on July 3, 2016 and June 28, 2015, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and six month periods ended June 30, 2016 and 2015 each included 13 and 26 weeks, respectively.
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
The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities and received milestone payments totaling $2.5 million in 2013. On September 10, 2014, the Company entered into an amended grant agreement with the Bill and Melinda Gates Foundation for additional funding of up to $12.6 million in order to accelerate the development of the Savanna MDx platform in the developing world. Upon execution of the amended grant agreement, the Company received $10.6 million in cash. The Company received payments of $2.4 million in April 2015 and $2.8 million in July 2016 based on milestone achievements for both the original and the amended grant agreements. Under the original and amended grant agreements, the Company recognizes grant revenue on the basis of the lesser of the amount recognized on a proportional performance basis or the amount of cash payments that are non-refundable as of the end of each reporting period. The Company recognized grant revenue of $1.0 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and recognized $2.7 million and $2.4 million for the six months ended  June 30, 2016 and 2015, respectively. Cash payments received are restricted as to use until expenditures contemplated in the grant are incurred or committed. None of the cash received under the grant was restricted as of June 30, 2016. The Company classified $0.1 million of funds received from the Bill and Melinda Gates Foundation as restricted cash as of December 31, 2015. In addition, the Company classified $1.0 million and $3.7 million as deferred grant revenue as of June 30, 2016 and December 31, 2015, respectively.
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
Note 2. Computation of Loss Per Share
For the three and six months ended June 30, 2016 and 2015, basic loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding, including restricted stock units (RSUs) vested during the period. Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested RSUs. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested RSUs.
As the effect would be anti-dilutive, 0.7 million of outstanding stock options and RSUs were excluded from the computation of loss per share for both the three and six months ended June 30, 2016, and 1.0 million and 1.1 million of outstanding stock options and RSUs were excluded from the computation of loss per share for the three and six months ended June 30, 2015, respectively.

Additionally, stock options are excluded from the calculation of diluted EPS when the combined exercise price, unrecognized stock-based compensation and expected tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Stock options totaling 3.2 million for both the three and six months ended June 30, 2016, and 1.9 million and 1.2 million for the three and six months ended June 30, 2015 were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive.
As discussed in Note 6, the Company issued its 3.25% Convertible Senior Notes due 2020 (“Convertible Senior Notes”) in December 2014. It is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in cash or shares of common stock (“conversion premium”). No conversion premium existed as of June 30, 2016 and 2015; therefore, there was no dilutive impact from the Convertible Senior Notes to diluted EPS during the three and six months ended June 30, 2016 and 2015.
Note 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following, net of reserves of $0.6 million and $0.7 million at June 30, 2016 and December 31, 2015, respectively (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$8,761	$10,289
Work-in-process (materials, labor and overhead)	7,664	7,441
Finished goods (materials, labor and overhead)	6,712	8,658
Total inventories	$23,137	$26,388
Note 4. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Customer incentives	$3,459	$4,030
Accrued interest	227	202
Other	1,350	2,767
Total other current liabilities	$5,036	$6,999
Note 5. Income Taxes
The Company recognized an income tax benefit of $4.1 million and $4.0 million for the three months ended June 30, 2016 and 2015, respectively, which represents an effective tax rate of 34% and 31%, respectively. The Company recognized an income tax benefit of $6.8 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively, which represents an effective tax rate of 38% and 30%, respectively. For the three and six months ended June 30, 2016, the effective tax rate benefit was higher as compared to the same periods of 2015 due primarily to the federal research tax credit in 2016. There was no federal research tax credit in the first half of 2015 as the credit provisions of the United States tax code had expired at the end of 2014 and were not reinstated until December 2015.
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

Note 6. Debt
3.25% Convertible Senior Notes due 2020
In December 2014, the Company issued $172.5 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020. Debt issuance costs of approximately $5.1 million were primarily comprised of underwriters fees, legal, accounting and other professional fees of which $4.2 million were capitalized and are recorded as a reduction to long-term debt and are being amortized to interest expense over the six-year term of the Convertible Senior Notes. The remaining $0.9 million of debt issuance costs were allocated as a component of equity in additional paid-in capital. Deferred issuance costs related to the Convertible Senior Notes were $3.1 million and $3.5 million as of June 30, 2016 and December 31, 2015, respectively.
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
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. The Convertible Senior Notes mature on December 15, 2020. During the six months ended June 30, 2016, the Company recorded total interest expense of $5.5 million related to the Convertible Senior Notes of which $2.7 million related to the amortization of the debt discount and issuance costs and $2.8 million related to the coupon due semi-annually. During the six months ended June 30, 2015, the Company recorded total interest expense of $5.5 million related to the Convertible Senior Notes of which $2.6 million related to the amortization of the debt discount and issuance costs and $2.9 million related to the coupon due semi-annually.
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
As a policy election under applicable guidance related to the calculation of diluted net EPS, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the Convertible Senior Notes. The Convertible Senior Notes were not convertible as of June 30, 2016 and 2015; therefore there was no dilutive impact during the three months ended June 30, 2016 and 2015. If the Convertible Senior Notes were converted as of June 30, 2016, the if-converted value would not exceed the principal amount.
During the six months ended June 30, 2016, the Company repurchased and retired $5.2 million in principal amount of the outstanding Convertible Senior Notes. The aggregate cash used for the transaction was $4.5 million. The repurchase resulted in a reduction in debt of $4.4 million and a reduction in additional paid-in capital of $0.5 million with a gain on extinguishment of Convertible Senior Notes of $0.4 million included in interest expense, net in the Consolidated Statements of Operations.
The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	June 30, 2016	December 31, 2015
Principal amount of Convertible Senior Notes outstanding	$167,314	$172,500
Unamortized discount of liability component	(22,595)	(25,703)
Unamortized debt issuance costs	(3,076)	(3,500)
Net carrying amount of liability component	141,643	143,297
Less: current portion	—	—
Long-term debt	$141,643	$143,297
Carrying value of equity component, net of issuance costs	$29,211	$29,758
Fair value of outstanding Convertible Senior Notes	$154,431	$170,120
Remaining amortization period of discount on the liability component	4.5 years	5.0 years

Line of Credit
On August 10, 2012, the Company entered into an amended and restated $140.0 million senior secured syndicated credit facility (the “Senior Credit Facility”) that matures on August 10, 2017. As part of this amendment, the Company incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. Deferred financing costs are amortized on a straight-line basis over the term of the Senior Credit Facility. As of June 30, 2016, the Company had deferred financing costs related to the Senior Credit Facility of $0.1 million included as a portion of other non-current assets and $0.3 million included as a portion of prepaid expenses and other current assets. As of December 31, 2015, the Company had deferred financing costs related to the Senior Credit Facility of $0.2 million included as a portion of other non-current assets and $0.3 million included as a portion of prepaid expenses and other current assets. The Senior Credit Facility bears interest at either the London Interbank Offered Rate (“LIBOR”) or the base rate, plus, in each case, an applicable margin. The base rate is equal to the highest of (i) the lender’s prime rate, (ii) the federal funds rate plus one-half of one percent and (iii) LIBOR plus one percent. The applicable margin is generally determined in accordance with a performance pricing grid based on the Company’s leverage ratio and ranges from 1.25% to 2.50% for LIBOR rate loans and from 0.25% to 1.50% for base rate loans. The agreement governing the Senior Credit Facility includes certain customary covenants, including among others, limitations on: liens; mergers, consolidations and dispositions of assets; debt; dividends, stock redemptions and the redemption and/or prepayment of other debt; investments (including loans and advances) and acquisitions; and transactions with affiliates. The Company is also subject to financial covenants, which include (i) a funded debt to adjusted EBITDA ratio (as defined in the Senior Credit Facility, with adjusted EBITDA generally calculated as earnings before, among other adjustments, interest, taxes, depreciation, amortization, and stock-based compensation) not to exceed 3:1 as of the end of each fiscal quarter, and (ii) an interest coverage ratio of not less than 3:1 as of the end of each fiscal quarter. Funded debt is defined as outstanding borrowings on the Senior Credit Facility plus Convertible Senior Notes, less the Company’s domestic cash and cash equivalents in excess of $15.0 million. The Senior Credit Facility is secured by substantially all present and future assets and properties of the Company and is senior to the Convertible Senior Notes.

The Company’s ability to borrow under the Senior Credit Facility fluctuates from time to time due to, among other factors, the Company’s borrowings under the facility, its funded debt to adjusted EBITDA ratio and interest coverage ratio. As of December 31, 2015, the Company had no borrowings outstanding. Due to the limitations of the interest coverage ratio, the Company had no borrowing capacity under the Senior Credit Facility at June 30, 2016.
Note 7. Stockholders’ Equity
Issuances and Repurchases of Common Stock
During the six months ended June 30, 2016, 108,106 shares of common stock were issued in conjunction with the vesting and release of RSUs, 92,517 shares of common stock were issued due to the exercise of stock options and 41,162 shares of common stock were issued in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $2.1 million. During the six months ended June 30, 2016, 1,152,386 shares of outstanding common stock were repurchased under the Company’s previously announced share repurchase program for approximately $19.6 million. Additionally, 24,932 shares of outstanding common stock were repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain RSUs for approximately $0.4 million. As of June 30, 2016, there was $35.0 million available under the Company’s share repurchase program.
Stock-Based Compensation
The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2016	2015	2016	2015
Cost of sales	$134	$104	$369	$341
Research and development	344	277	641	294
Sales and marketing	332	375	269	877
General and administrative	1,296	1,170	2,807	2,482
Total stock-based compensation expense	$2,106	$1,926	$4,086	$3,994
Total compensation expense recognized for the three and six months ended June 30, 2016 includes $1.1 million and $2.5 million related to stock options and $1.0 million and $1.6 million related to RSUs, respectively. Total compensation expense recognized for the three and six months ended June 30, 2015 includes $1.0 million and $2.4 million related to stock options and $0.9 million and $1.6 million related to RSUs, respectively. As of June 30, 2016, total unrecognized compensation expense related to non-vested stock options was $7.9 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years. As of June 30, 2016, total unrecognized compensation expense related to non-vested RSUs was $3.8 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and six months ended June 30, 2016 or 2015.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Six months ended June 30,

	2016	2015
Risk-free interest rate	1.47%	1.47%
Expected option life (in years)	6.59	6.23
Volatility rate	36%	40%
Dividend rate	—%	—%
The weighted-average fair value of stock options granted during the six months ended June 30, 2016 and 2015 was $5.97 and $9.61, respectively. The Company granted 670,733 and 615,183 stock options during the six months ended June 30, 2016 and 2015, respectively. The weighted-average fair value of RSUs granted during the six months ended June 30, 2016 and 2015 was $15.51 and $23.58, respectively. The Company granted 167,925 and 137,214 shares of RSUs during the six months ended

June 30, 2016 and 2015, respectively. The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date.
Note 8. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented $16.5 million (18%) and $13.0 million (13%) of total revenue for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, balances due from foreign customers were $3.7 million and $5.6 million, respectively.
The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Six months ended June 30,

	2016	2015
Customer:
A	14%	20%
B	13%	16%
C	13%	11%
	40%	47%
As of June 30, 2016 and December 31, 2015, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $6.7 million and $12.0 million, respectively.
Note 9. Commitments and Contingencies
Legal
The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. At June 30, 2016 and December 31, 2015, the Company had $0.1 million and $0.2 million, respectively, accrued as a liability for various legal matters where the Company deemed the liability probable and estimable.
Licensing Arrangements
The Company has entered into various licensing and royalty agreements, which largely require payments by the Company based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of approximately $0.3 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively. The Company had royalty and license expenses relating to those agreements of approximately $0.5 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.
Research and Development Agreements
The Company has entered into various research and development agreements that provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. At June 30, 2016 and December 31, 2015, total future commitments under the terms of these agreements are estimated at $3.6 million and $4.2 million, respectively. The commitments will fluctuate as the Company agrees to new phases of development under the existing arrangements.
Contingent Consideration
In conjunction with the acquisition of BioHelix Corporation (“BioHelix”) in May 2013, the Company agreed to contingent consideration ranging from $5.0 million to $10.0 million upon achievement of certain revenue targets through 2018. The fair value of the revenue royalty earn-out to be settled in cash is estimated based on the Monte Carlo Simulation Model. No payments related to the revenue royalty earn-out were disbursed during the three months ended June 30, 2016 and 2015. Payments of $0.2 million and $0.1 million related to the revenue royalty earn-out were disbursed during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the current portion of the contingent consideration is $1.1 million and the non-current portion of the contingent consideration is $4.2 million.
In August 2013, the Company acquired the assets of AnDiaTec GmbH & Co. KG (“AnDiaTec”), a privately-held, diagnostics company, based in Germany. The Company agreed to contingent consideration of up to €0.5 million ($0.6 million based on the June 30, 2016 currency conversion rate) upon achievement of certain revenue targets through 2018. As of June 30, 2016, the Company has included $0.1 million in the non-current portion of contingent consideration related to these revenue targets. In addition, the Company agreed to pay the founder of AnDiaTec contingent payments of up to €3.0 million ($3.3 million based on the June 30, 2016 currency conversion rate) upon achievement of certain research and development milestones, subject to continued employment. The Company paid $0.2 million and $0.5 million for the achievement of agreed upon research and development milestones during the three months ended June 30, 2016 and 2015, respectively. The Company paid $0.9 million for the achievement of agreed upon research and development milestones during each of the six months ended June 30, 2016 and 2015. These costs are recorded as compensation expense included in research and development expense in the Consolidated Statements of Operations. As of June 30, 2016, there are no remaining research and development milestones to be achieved.
The Company recorded contingent consideration of $0.4 million related to the acquisition of Immutopics, Inc. ("Immutopics") in March 2016 as discussed in Note 11.
Note 10. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$133,370	$—	$—	$133,370	$133,147	$—	$—	$133,147
Total assets measured at fair value	$133,370	$—	$—	$133,370	$133,147	$—	$—	$133,147
Liabilities:
Contingent consideration	—	—	5,675	5,675	—	—	5,516	5,516
Total liabilities measured at fair value	$—	$—	$5,675	$5,675	$—	$—	$5,516	$5,516
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three and six month periods ended June 30, 2016 and the year ended December 31, 2015.
The Company used Level 1 inputs to determine the fair value of its cash equivalents, which primarily consist of funds held in a money market account, and as such, the carrying value of cash equivalents approximates fair value. As of June 30, 2016 and December 31, 2015, the carrying value of cash equivalents was $133.4 million and $133.1 million, respectively.
The Company assesses the fair value of contingent consideration to be settled in cash related to acquisitions using the Monte Carlo Simulation Model. Significant assumptions used in the measurement include revenue projections and discount rates. This fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represent Level 3 measurements. In the first quarter of 2016, the Company recorded an additional contingent liability of $0.4 million for the acquisition of Immutopics (see Note 11). There were no changes to the fair value of the contingent consideration for the three months ended June 30, 2016. There were no changes to the fair value of the contingent consideration for the three and six months ended June 30, 2015.

Changes in estimated fair value of contingent consideration liabilities from December 31, 2015 through June 30, 2016 are as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2015	$5,516
Cash payments	(195)
Additional liability recorded for current period acquisition	353
Unrealized gain on foreign currency translation	1
Balance at June 30, 2016	$5,675

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
Outlook
We continue to realize momentum in sales of our Sofia and molecular assays. For the remainder of 2016, we will continue to focus on managing our business and delivering long-term sustainable growth through the creation of a broader-based diagnostic company serving our existing customers as well as targeting larger and faster growing markets. We will continue to invest in research and development, focused on expanding into our Sofia and molecular programs. In addition, we continue to invest in our commercial organization and related marketing programs, in support of recent product launches. We will also continue to evaluate opportunities to acquire new product lines, technologies and companies that would enable us to expand more quickly.
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Total Revenues
The following table compares total revenues for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	For the three months ended
	June 30,		Increase (Decrease)
	2016	2015	$	%
Infectious disease net product sales	$24,207	$21,283	$2,924	14%
Women’s health net product sales	10,688	9,147	1,541	17%
Gastrointestinal disease net product sales	1,591	1,859	(268)	(14)%
Royalty, grant and other revenue	2,647	2,915	(268)	(9)%
Total revenues	$39,133	$35,204	$3,929	11%
For the three months ended June 30, 2016, total revenue increased to $39.1 million from $35.2 million in the prior period. The Company realized growth in infectious disease and women's health revenues. The increase in the infectious disease category was primarily due to a late flu season in 2016 driving an increase in Influenza product sales and continued share gains on the Sofia platform. The increase in the women's health category was driven by our Bone Health, Autoimmune/Complement and Thyretain product lines. The acquisition of Immutopics, Inc. ("Immutopics") contributed to the growth in our Bone Health product line. Royalty, license fees and grant revenue decreased year over year due primarily to timing of grant revenues associated with the amended Bill and Melinda Gates Foundation grant and our Savanna MDx development program.
Cost of Sales
Cost of sales was $17.3 million, or 44% of total revenues for the three months ended June 30, 2016 compared to $15.5 million, or 44% of total revenues for the three months ended June 30, 2015. The increase in cost of sales is primarily driven by higher sales during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Cost of sales as a percentage of revenue remained flat during the three months ended June 30, 2016 compared to the prior year. Improvement in gross margin from product mix was offset by lower production volumes and excess capacity as well as a decrease in grant revenue.

Operating Expenses
The following table compares operating expenses for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	For the three months ended June 30,
	2016		2015
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$9,656	25%	$9,105	26%	$551	6%
Sales and marketing	$12,206	31%	$11,923	34%	$283	2%
General and administrative	$6,682	17%	$6,290	18%	$392	6%
Amortization of intangible assets from acquired businesses and technology	$2,290	6%	$2,218	6%	$72	3%
Research and Development Expense
Research and development expense for the three months ended June 30, 2016 increased from $9.1 million to $9.7 million due primarily to an increase in development spending for the Savanna MDx platform and clinical trials spend for Solana products.
Research and development expenses include direct external costs, such as fees paid to consultants, and internal direct and indirect costs, such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation. Our research and development spending will continue to be centered around our immunoassay and molecular platforms.
Sales and Marketing Expense
Sales and marketing expense for the three months ended June 30, 2016 increased from $11.9 million to $12.2 million compared with the prior year period, due to additional investment in promotional activities for our Virena platform, which is our wireless cellular instrument management and surveillance system.
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2016 increased from $6.3 million to $6.7 million compared with the prior period. The increase was due to the integration costs associated with the acquisition of Immutopics and professional services, partially offset by the suspension of the medical device excise tax. General and administrative expense primarily includes personnel costs, information technology, facilities and professional service fees.
Amortization of Intangible Assets from Acquired Businesses and Technology
Amortization of intangible assets from acquired businesses consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisitions of Diagnostic Hybrids, Inc., BioHelix, AnDiaTec, and Immutopics. Amortization of intangibles assets for the three months ended June 30, 2016 increased by $0.1 million to $2.3 million compared with the prior period primarily due to amortization of intangible assets acquired with the Immutopics acquisition in March 2016.
Interest Expense, net
Interest expense primarily relates to accrued interest for the coupon and accretion of the discount on our $172.5 million 3.25% Convertible Senior Notes due 2020 (“Convertible Senior Notes”) issued in December 2014 and interest paid on our lease obligation associated with our San Diego McKellar facility. Interest expense was $2.9 million and $3.1 million for the three months ended June 30, 2016 and 2015, respectively.
Income Taxes
Our effective tax rate for the three months ended June 30, 2016 and 2015 was 34% and 31%, respectively. We recognized an income tax benefit of $4.1 million and $4.0 million for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, the effective tax benefit was higher as compared to the same period of 2015 due primarily to the federal research tax credit in the second quarter of 2016. There was no federal research tax credit in the second quarter of 2015 as the credit provisions of the United States tax code had expired at the end of 2014 and were not reinstated until December 2015.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Total Revenues
The following table compares total revenues for the six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	For the six months ended
	June 30,		Increase (Decrease)
	2016	2015	$	%
Infectious disease net product sales	$60,641	$69,730	$(9,089)	(13)%
Women’s health net product sales	19,811	18,398	1,413	8%
Gastrointestinal disease net product sales	3,307	3,590	(283)	(8)%
Royalty, grant and other revenue	5,695	5,187	508	10%
Total revenues	$89,454	$96,905	$(7,451)	(8)%
For the six months ended June 30, 2016, total revenue decreased to $89.5 million from $96.9 million in the prior year. The Company realized declines in the infectious disease category due to a delayed and weaker Influenza season compared to the first two quarters of 2015. As a result, sales of seasonal Influenza and other Respiratory products were below the prior year levels. The increase in the women's health category was driven by our Bone Health, Autoimmune/Complement and Thyretain product lines. The acquisition of Immutopics contributed to the growth in our Bone Health product line. For the six months ended June 30, 2016, royalty, grant and other revenue increased $0.5 million due primarily to timing of grant revenues associated with the amended Bill and Melinda Gates Foundation grant and our Savanna MDx development program.
Cost of Sales
Cost of sales was $36.6 million, or 41% of total revenues for the six months ended June 30, 2016 compared to $36.6 million, or 38% of total revenues for the six months ended June 30, 2015. Although the absolute dollars in cost of sales remained flat compared to the prior year, cost of sales as a percentage of total revenues increased. This increase was primarily driven by the unfavorable product mix, with lower flu sales in the same period as compared to the prior year. Also contributing to the increase in cost of sales as a percentage of revenues were the increased costs of depreciation on a larger installed base of Sofia instruments and lower manufacturing efficiencies due to lower production volumes.
Operating Expenses
The following table compares operating expenses for the six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	For the six months ended June 30,
	2016		2015
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	22,363	25%	17,156	18%	$5,207	30%
Sales and marketing	24,523	27%	23,711	24%	$812	3%
General and administrative	13,971	16%	16,150	17%	$(2,179)	(13)%
Amortization of intangible assets from acquired businesses and technology	4,509	5%	4,419	5%	$90	2%

Research and Development Expense
Research and development expense for the six months ended June 30, 2016 increased from $17.2 million to $22.4 million due primarily to an increase in development spending for the Savanna MDx platform, increased spend for our next generation Sofia instrument and clinical trials spend for Solana products.
Research and development expenses include direct external costs such as fees paid to consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the six months ended June 30, 2016 increased $0.8 million to $24.5 million compared with the prior year period, due primarily to additional investment in promotional activities for our Virena platform. This increase was partially offset with lower stock-based compensation expense.
General and Administrative Expense
General and administrative expense for the six months ended June 30, 2016 decreased from $16.2 million to $14.0 million compared with the prior year period. The decline was due primarily to business development expenditures in the prior year period that did not repeat for the six months ended June 30, 2016, as well as the suspension of the medical device excise tax. These decreases were partially offset by increased integration costs associated with the acquisition of Immutopics and stock-based compensation expense. General and administrative expense primarily includes personnel costs, information technology, facilities and professional service fees.
Amortization of Intangible Assets from Acquired Businesses and Technology
Amortization of intangible assets from acquired businesses consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisitions of Diagnostic Hybrids, Inc., BioHelix, AnDiaTec, and Immutopics. Amortization of intangibles assets for the three months ended June 30, 2016 increased by $0.1 million to $4.5 million as compared with the prior period primarily due to amortization of intangible assets acquired with the Immutopics acquisition in March 2016.
Interest Expense, net
Interest expense consists of fees paid to maintain our ability to borrow under the Senior Credit Facility, interest paid on our lease obligation for our San Diego McKellar facility and interest expense associated with our Convertible Senior Notes issued in December 2014. The decrease in interest expense of $0.3 million for the six months ended June 30, 2016 was primarily due to a gain on extinguishment of debt related to the repurchase of $5.2 million in principal of our Convertible Senior Notes during the first quarter of 2016.
Income Taxes
For the six months ended June 30, 2016 and 2015, we recognized an income tax benefit of $6.8 million and $2.2 million, respectively. Our effective tax rates for the six months ended June 30, 2016 and 2015 was 38% and 30%, respectively. For the six months ended June 30, 2016, the effective tax rate was higher primarily due to the federal research tax credit in the first half of 2016. There was no federal research tax credit in the first half of 2015 as the credit provisions of the United States tax code had expired at the end of 2014 and were not reinstated until December 2015.
Liquidity and Capital Resources
As of June 30, 2016 and December 31, 2015, the principal sources of liquidity consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$155,567	$191,471
Restricted cash	—	63
Cash, cash equivalents and restricted cash	$155,567	$191,534
Working capital including cash, cash equivalents and restricted cash	$176,918	$209,834

As of June 30, 2016, we had $155.6 million in cash and cash equivalents, a $35.9 million decrease from December 31, 2015. During the six months ended June 30, 2016, we repurchased an aggregate of $24.5 million in common stock and Convertible Senior Notes and used $5.1 million to acquire Immutopics. Our cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt, or issue additional equity, to successfully complete the transactions.

Our primary source of liquidity, other than our holdings of cash and cash equivalents, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. We anticipate that our current cash and cash equivalents, together with cash provided by operating activities will be sufficient to fund our near term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	support of commercialization efforts related to our current and future products, including support of our direct sales force and field support resources both in the United States and abroad;

•	the continued advancement of research and development efforts;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	repurchases of our outstanding common stock or Convertible Senior Notes;

•	potential strategic acquisitions and investments; and

•	repayments of our lease obligation.
In December 2014, we issued Convertible Senior Notes in the aggregate principle amount of $172.5 million. The Convertible Senior Notes have a coupon rate of 3.25% and are due 2020. The Convertible Senior Notes were not convertible as of June 30, 2016. For detailed information of the terms of the Convertible Senior Notes, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report under the heading “3.25% Convertible Senior Notes due 2020,” which is incorporated by reference herein.
On August 10, 2012, we entered into an amended and restated $140.0 million Senior Credit Facility that matures on August 10, 2017. As of June 30, 2016, the Company had no borrowings under the Senior Credit Facility and due to the limitations of the interest coverage ratio, we had no borrowing capacity under the Senior Credit Facility. At the current time, we do not anticipate the need in the near term to utilize the Senior Credit Facility. For detailed information of the terms of the Senior Credit Facility see Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report under the heading “Line of Credit,” which is incorporated by reference herein.
As of June 30, 2016, we have $5.7 million in fair value of contingent considerations associated with prior acquisitions to be settled in future periods.

In January 2016, our board of directors authorized an amendment to replenish the amount available to repurchase up to an aggregate of $50.0 million in shares of common stock or Convertible Senior Notes under our share repurchase program. During the six months ended June 30, 2016, we used $19.6 million to repurchase our outstanding shares under the share repurchase program and $4.5 million to repurchase $5.2 million in principal amount of our outstanding Convertible Senior Notes.

We received $2.4 million during the year ended December 31, 2015 pursuant to the Bill and Melinda Gates Foundation grant agreement, which was restricted as to use until expenditures contemplated in the grant were incurred or committed. We recorded this restricted cash as a current asset as we anticipated making expenditures under the grant within one year. As of June 30, 2016, there was no restricted cash.

We expect our revenue and operating expenses will significantly impact our cash management decisions. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully realize revenue growth from our new technologies and create innovative products in our markets;

•	leveraging our operating expenses to realize operating profits as we grow revenue;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

	Six months ended June 30,
	2016	2015
Net cash (used for) provided by operating activities:	$(2,456)	$23,262
Net cash used for investing activities:	(10,518)	(7,348)
Net cash used for financing activities:	(22,920)	(12,053)
Effect of exchange rates on cash	(10)	(21)
Net (decrease) increase in cash and cash equivalents	$(35,904)	$3,840
Cash used by operating activities was $2.5 million during the six months ended June 30, 2016. The major contributions to the use of cash during the six months ended June 30, 2016 were a net loss of $11.3 million, a change in deferred tax assets and liabilities of $7.2 million and a net working capital use of $0.6 million. Offsetting this use of cash was the add back of non-cash items of $19.4 million associated with depreciation, amortization and stock-based compensation. For the six months ended June 30, 2015, operating activities generated cash of $23.3 million. The add back of non-cash items was $18.6 million related to depreciation, amortization and stock based compensation. Working capital also had a cash contribution of $12.7 million. Offsetting these cash generating activities was a net loss of $4.9 million and a change in deferred tax assets and liabilities of $2.4 million.
Our investing activities used $10.5 million during the six months ended June 30, 2016. We used $5.1 million for the acquisition of Immutopics as more fully described in Note 11 in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report. Our investing activities also used $5.4 million during the six months ended June 30, 2016 primarily for the acquisition of production equipment, Sofia instruments available for lease and building improvements. For the six months ended June 30, 2015, we spent $7.3 million on the same investment activities as described for the six months ended June 30, 2016.
We are planning approximately $10.0 million in capital expenditures for the remainder of 2016. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, and to implement facility improvements. We plan to fund these capital expenditures with the cash on our balance sheet.
Cash used by financing activities was $22.9 million during the six months ended June 30, 2016, of which $20.1 million was used for repurchases of common stock primarily related to our share repurchase program, and $4.5 million was used for the repurchase of Convertible Senior Notes. These amounts were partially offset by proceeds from issuance of common stock of $2.1 million. Cash used by financing activities was $12.1 million during the six months ended June 30, 2015 due to $12.1 million used for repurchases of common stock primarily related to our share repurchase program.
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
Off-Balance Sheet Arrangements
At June 30, 2016 and December 31, 2015, we did not have any relationships or other arrangements with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had no borrowings outstanding under our Senior Credit Facility at June 30, 2016. If we had borrowings under the credit facility, the interest rate would have been 1.70% as of June 30, 2016.
We are not subject to interest rate risk on our Convertible Senior Notes as the notes have a fixed interest rate of 3.25%. For fixed rate debt, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
The Company’s current investment policy with respect to cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although the Company continually evaluates the placement of investments, as of June 30, 2016, cash and cash equivalents were placed in money market or overnight funds that we believe are highly liquid and not subject to material market fluctuation risk.
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
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the six months ended June 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 4, 2016 - May 1, 2016	—	$—	—	$35,006,981
May 2, 2016 - May 29, 2016	—	—	—	35,006,981
May 30, 2016 - July 3, 2016	—	—	—	35,006,981
Total	—	$—	—	$35,006,981
(1) On January 25, 2016, we announced that the Board of Directors authorized an amendment to the Company's previously announced stock repurchase program to (i) replenish the amount available for repurchase under the program back to the previously authorized repurchase amount of $50.0 million, (ii) approve the addition of repurchases of the Company's Convertible Senior Notes under the program and (iii) extend the expiration date of the program to January 25, 2018. Under the amended program, the Company may repurchase, in the aggregate, up to $50.0 million in shares of its common stock and/or its Convertible Senior Notes. The amounts provided in this column give effect to the repurchase of our Convertible Senior Notes that are in addition to the repurchases of our common stock shown in this table.
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

Date: July 28, 2016	QUIDEL CORPORATION

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