Form 10-K
period 2016-12-31
QUIDEL CORP /DE/
filed 2017-02-16
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $486,300,707 based on the closing sale price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 10, 2017, 32,950,618 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2017 Annual Meeting of Stockholders (to be held on May 16, 2017) are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K

QUIDEL CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

A Warning About Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, fluctuations in our operating results resulting from seasonality, the timing of the onset, length and severity of cold and flu seasons, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, adverse changes in competitive conditions in domestic and international markets, changes in sales levels as it relates to the absorption of our fixed costs, lower than anticipated market penetration of our products, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors, and changes in the healthcare market and consolidation of our customer base; our development and protection of intellectual property; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our reliance on sales of our influenza diagnostics tests; our ability to manage our growth strategy, including our ability to integrate companies or technologies we have acquired or may acquire; intellectual property risks, including but not limited to, infringement litigation; our inability to settle conversions of our Convertible Senior Notes in cash; the effect on our operating results from the trigger of the conditional conversion feature of our Convertible Senior Notes; the possibility that we may incur additional indebtedness; our need for additional funds to finance our operating needs; volatility and disruption in the global capital and credit markets; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; adverse actions or delays in new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”); changes in government policies; compliance with other government regulations, such as safe working conditions, manufacturing practices, environmental protection, fire hazard and disposal of hazardous substances; third-party reimbursement policies; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance and exposure to other litigation claims; interruption to our computer systems; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations and foreign currency exchange risk sharing arrangements, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into U.S. markets; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; and our intention of not paying dividends. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Annual Report include, among others, statements concerning: our outlook for the upcoming fiscal year, projected capital expenditures for the upcoming fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals, initiatives and objectives; the anticipated beneficial attributes of products and platforms under development; anticipated new product and development results; that we expect to continue to depend on a few key distributors for sales of our products; expected growth and the sources of that growth; the impact of new accounting standards; that point-of-care testing is increasing; that clinical reference laboratories will continue to be a competitive threat; that we will continue to make substantial expenditures for sales and marketing, manufacturing and product research and development activities; that influenza test revenues will continue to be a significant portion of our total revenue; industry consolidation and competition trends; competition for management and key personnel; that we may enter into additional foreign currency exchange risk sharing arrangements; that the price of our common stock will continue to fluctuate; the sufficiency of our insurance and our exposure to claims and litigation; our intention to not pay dividends; that we will continue to obtain licenses from third parties; and our intention to continue to evaluate technology and acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Annual Report and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report. Except as required by law, we undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, whether as a result of new information, future events or otherwise.

Part I
Item 1. Business
All references to “we,” “our,” and “us” in this Annual Report refer to Quidel Corporation and its subsidiaries.
Overview
We have a leadership position in the development, manufacturing and marketing of rapid diagnostic testing solutions. These diagnostic testing solutions are separated into our four product categories, including: immunoassays, molecular assays, virology and specialty products. We sell our products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, leading universities, retail clinics, pharmacies and wellness screening centers. We market our products in the United States through a network of national and regional distributors, and through a direct sales force. Internationally, we market primarily through distributor arrangements.
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
Business Strategy
Our primary objective is to increase shareholder value by building a broader-based diagnostic company capable of delivering revenue growth and consistent operating results. Our strategy is to identify potential market segments that provide, or are expected to provide, significant total market opportunities, and in which we can be successful by applying our significant expertise and know-how to develop differentiated technologies and products.
Our diagnostic testing solutions are designed to provide specialized results that serve a broad range of customers, by addressing the market requirements of ease of use, reduced cost, increased test accuracy and reduced time to result. Our current approach to address this diagnostic continuum relative to our strategy is comprised of the following:

•	rapid point-of-care immunoassay tests for use in physician offices, hospital laboratories and emergency departments, retail clinics, pharmacies and other urgent care or alternative site settings;

•	direct fluorescent assays (“DFA”) and culture-based tests for the clinical virology laboratory;

•	molecular diagnostic tests across a number of laboratory and other segments; and

•	specialty products serving the bone health, autoimmune and complement research communities.

Our current focus to accomplish our primary objective includes the following:

•	leveraging our current infrastructure to develop and launch new rapid immunoassays such as additional assays for our Sofia® Analyzer and next generation analyzer (Sofia 2);

•	developing a molecular diagnostics franchise that incorporates three distinct testing platforms, AmpliVue®, Solana® and Savanna™ and that leverages our molecular assay development competencies; and

•	strengthening our position with distribution partners and our end-user customers to gain more emphasis on our products in the U.S. and abroad.
Our current initiatives to execute this strategy include the following:

•	continue to provide products that can compete effectively in the healthcare market where cost is important;

•	continue to focus our research and development efforts on three areas:

•	new proprietary product platform development;

•	the creation of improved products and new products for existing markets and unmet clinical needs; and

•	pursuit of collaborations with, or acquisitions of, other companies for new and existing products and markets that advance our differentiated strategy.

•	provide clinicians with validated studies that encompass the clinical efficacy and economic efficiency of our diagnostic tests for the professional market;

•	strengthen our market and brand leadership in current markets by acquiring and/or developing and introducing clinically superior diagnostic solutions;

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

•
further refine our manufacturing efficiencies and productivity improvements to improve profit, with continued focus on profitable products and markets and our efforts to leverage our core competency in new product development.

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
The Overall Market for In Vitro Diagnostics
Customers for In Vitro Diagnostics (“IVD”) products are primarily centralized laboratories and decentralized point-of-care settings.
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
System Platforms:
Our diagnostic testing solutions are separated into our four product categories: immunoassay, molecular, virology and specialty products. The key platforms are described below:
Immunoassays
Quickvue. Quickvue is the brand name for our rapid, visually-read, lateral flow immunoassay products. We have been a leader in the development and production of high quality lateral flow diagnostics since the early 1990s and offer a broad portfolio of products to diagnose a wide variety of infectious diseases and medical conditions.
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
Next Generation Analyzer. We are developing the next generation Sofia Analyzer (Sofia 2) with added benefits and features and at a cost point that allows us to better address the lower-volume segment of the diagnostic testing market. We believe users will see an improvement in individual test performance and workflow. Enhanced optics are designed to provide added performance benefits and kinetic reading is designed to enable positive test results to be read in as short as a few minutes. Similar to the original Sofia Analyzer, the next generation analyzer is planned to initially center around respiratory assays and then extend into Lyme Disease and Vitamin D tests.
Molecular
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
Solana. The Solana system was developed as an extension to the AmpliVue product line, running the same proprietary HDA technology. Solana is an easy to run amplification and detection system that has the ability to concurrently run up to 12 assays at a time.
Savanna. We are developing the Savanna system as a rugged, low-cost, fully-integrated system with novel extraction, and sample in/result out simplicity. The system is expected to be able to run either PCR or HDA assays from multiple sample types.

Virology
Virology. We provide a wide variety of traditional cell lines, specimen collection devices, media and controls for use in laboratories that culture and test for many human viruses, including, among others, respiratory and herpes family viruses. We provide cell-based products under the FreshCells brand in multiple different formats, including tubes, shell vials and multi-well plates. Our Virology product category includes the FDA cleared bioassay Thyretain, which is used for the differential diagnosis of an autoimmune disease called Graves Disease.
Specialty Products
Specialty Products. As a leader in the research space with our biomarkers for bone health, we produce both clinical and research products for the assessment of osteoporosis and the evaluation of bone resorption/formation, which, including our metabolic bone markers, are used by physicians to monitor the effectiveness of therapy in pharmaceutical and related research. In the area of autoimmune disease, we have developed Enzyme Linked Immunosorbent Assay (“ELISA”) based assays and reagents for the detection of activation products from the three main complement pathways. Assays are developed on a microwell platform and are currently marketed to clinicians and researchers. We currently sell these products both directly and through select distributors throughout the world under the Quidel and MicroVue brands.
Connectivity and Data Management
Virena. Virena is a wireless cellular data management and surveillance system that operates as a cloud-based solution connecting Quidel instruments across a healthcare system and automatically transmitting de-identified test results to a secure database. With Virena, a health system, physician office laboratory (“POL”), urgent care or retail clinic has the ability to compile, analyze, map and generate reports of de-identified test results improving operational efficiencies, quality and patient outcome initiatives.
Medical and Wellness Categories:
Our products address the following medical and wellness categories:
Infectious Diseases
Influenza. Our Sofia Influenza A+B test, used in conjunction with our Sofia Analyzer, and our QuickVue influenza tests are rapid, qualitative tests for the detection of the viral antigens of influenza type A and B, the two most common types of the influenza virus. In addition, our Sofia Influenza A+B test has special 510(k) clearance for an update to our package insert to include analytical reactivity with an avian Influenza A (H7N9) strain, A/Anhui/1/2013. In addition, Quidel offers molecular testing options with the recently launched Solana Influenza A+B assay utilizing HDA technology and our Lyra Influenza A+B real-time PCR assay.
Streptococci. We offer a variety of products designed to detect various Streptococcal disease states utilizing fluorescent immunoassay, lateral flow and molecular technologies. Our Sofia Strep A fluorescent immunoassay, used in conjunction with our Sofia Analyzer, and our QuickVue Strep A tests are intended for the rapid, qualitative detection of Group A Streptococcal antigen from throat swabs or confirmation of presumptive Group A Streptococcal colonies recovered from culture. Our Solana Strep Complete and Solana Group A Strep assays allow for the rapid, accurate detection of Group A and pyogenic Group C/G Strep and Group A Strep, respectively, utilizing our molecular HDA technology. In addition, our Lyra Direct Strep Assay is a multiplex real-time PCR assay that detects and differentiates between pyogenic Group A and pyogenic C or G Streptococcal throat infections.
RSV. Our Sofia RSV test and our QuickVue RSV test are rapid immunoassay tests for Respiratory Syncytial Virus (“RSV”). Quidel also offers our combo Quidel Molecular RSV + human metapneumovirus (hMPV) test. The majority of upper respiratory tract infections in children are caused by viruses, and RSV is generally recognized as a frequent agent responsible for these infections.
Herpes and Herpes Family. We offer a variety of products designed to detect various herpes simplex virus (“HSV”) and herpes family viruses utilizing molecular and cell culture technologies. In the fall of 2016, we obtained FDA clearance of our Solana HSV-1+2/VZV Assay, used in conjunction with our Solana instrument, for the detection of HSV type 1, HSV type 2, and varicella-zoster virus (“VZV”). We also offer our Lyra Direct HSV 1+2/VZV and AmpliVue HSV 1+2 assays. In addition, our proprietary engineered cell culture system, ELVIS HSV, is an FDA cleared and highly sensitive system for the isolation and detection of HSV types 1 and 2. We also provide a multiplex cell culture solution using a propriety cell platform called H&V-MixTM that is used to isolate HSV, VZV and Cytomegalovirus, all in the herpes family of viruses. Antibody detection and identification of each of these viruses can be performed with FDA cleared antibody products provided under the D3 DFA brand. HSV is a widespread sexually transmitted infection. VZV is a DNA virus of the family Herpesviridae; infection results in chickenpox (varicella) and may lead to complications such as pneumonia and may reactivate later in life to produce shingles.
Multiplex Respiratory. Our cell culture and DFA detection solutions, including D3 FastPoint technology, are used by reference laboratories, public health labs and acute care hospitals to detect eight major viral respiratory pathogens. Our proprietary cell culture platform R-MixTM combined with our D3 Ultra DFA antibody kit, detects Influenza A and B, RSV, Adenovirus and Parainfluenza types 1, 2 and 3, with turn-around times between 16 and 48 hours. The same D3 Ultra DFA antibody kit can also be used for direct specimen testing for those viruses with turn-around times in less than 90 minutes. Our D3 FastPoint antibody kit detects eight viruses, with human metapneumovirus added to the testing menu, and provides laboratories, in a direct specimen testing format, the ability to produce virus identification in less than 25 minutes from specimen receipt.
S. pneomoniae. Our Sofia S. Pneomoniae FIA, used in conjunction with our Sofia Analyzer, was CE Marked for sale in the European market in 2016. The assay is used to aid in the detection of both pneumococcal pneumonia and pneumococccal menigitis. Streptoccus pneumoniae is a leading cause of community-acquired pneumonia and bacterial meningitis.
Legionella. Our Sofia Legionella FIA, used in conjunction with our Sofia Analyzer, is CE Marked for sale in the European market. The assay is used to aid in the detection of Legionella pneumophila seorgroup 1 antigen, which is the major causative agent of Legionnaires' disease, a disease primarily of pneumonia.
Bordetella Pertussis. In 2014, we received FDA clearance for our AmpliVue Bordetella Assay, used in detection of Bordetella pertussis. Pertussis, or whooping cough, is a very contagious disease of caused by the Bordetella pertussis bacteria and there has been increasing incidence in recent years.
Adenovirus and Parainfluenza. Quidel offers the Lyra Adenovirus Assay, a real-time PCR test for the qualitative detection of human adenovirus (HAdV) viral DNA, and our Lyra Parainfluenza Assay, a real-time PCR test for the qualitative detection and identification of Parainfluenza virus infections for types 1, 2 or 3 viral RNA.
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
Trichomonas. In 2016, we obtained FDA clearance of our Solana Trichomonas assay, used in conjunction with our Solana instrument, to aid in the diagnosis of trichomoniasis, a sexually transmitted disease attributable to infection from the Trichomonas vaginalis parasite. Trichomoniasis affects millions of people in the U.S., is more common in women and can be treated with antibiotics upon diagnosis.
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
Gastrointestinal Diseases
Clostridium difficile. Our Lyra Direct C. difficile Assay, is a qualitative, multiplexed real-time PCR test for the detection of Clostridium difficile Toxin A or Toxin B genes and is approved for use on a variety of real-time PCR instruments. We also sell our AmpliVue C. difficile Assay, utilizing our HDA technology, for the detection of the Clostridium difficile Toxin A gene.

Clostridium difficile (“C. diff”) is a life threatening bacterial infection, especially for the elderly and patients on a prolonged antibiotic regimen. Currently more than 500,000 cases of C. diff infections are diagnosed each year in the U.S.
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
Immunoassay fecal occult blood. Our QuickVue fecal immunochemical test (“FIT”) is a rapid test intended to detect the presence of blood in stool specimens. Blood in the stool is an indication of a number of gastrointestinal disorders, including colorectal cancer.
Helicobacter pylori (“H. pylori”). H. pylori is the bacterium associated with approximately 80% of patients diagnosed with peptic ulcers in the U.S. H. pylori is implicated in chronic gastritis and is recognized by the World Health Organization as a Class 1 carcinogen that may increase a person’s risk of developing stomach cancer. Our QuickVue rapid test is a serological test that measures antibodies circulating in the blood caused by the immune response to the H. pylori bacterium.
Seasonality
Sales of our infectious disease products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and typically have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our infectious disease products have varied from year to year based in large part on the severity, length and timing of the onset of the cold and flu season. For the years ended December 31, 2016, 2015 and 2014, sales of our infectious disease products accounted for 71%, 73% and 71%, respectively, of total revenue.
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
Research and development expenses were approximately $38.7 million, $35.5 million, and $37.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. We anticipate that we will continue to devote a significant amount of financial resources to product and technology research and development for the foreseeable future.
Marketing and Distribution
Our business strategy is designed around serving the continuum of healthcare delivery needs starting with POC clinicians located in small doctor’s office practices to moderately complex POLs through the highly complex environment in hospital and clinical reference laboratories.
Within the inherent operational diversity of these various segments, we focus on ensuring market leadership and providing points of differentiation by specializing in the diagnosis and monitoring of selected disease states. Our marketing strategy includes ensuring that our key product portfolios are supported by clinical validation and health economic and outcomes research that demonstrates to hospitals, laboratories, acute care facilities and POC clinicians that these tests deliver fast, high quality results, are cost-effective to use, and improve patient outcomes.
Our distribution strategy takes into account the fact that the U.S. POC market is highly fragmented, with many small or medium-sized customers. A network of national and regional distributors is utilized, combined with our own sales force, to reach customers using POC diagnostic tests. We have developed priority status with several of the major distributors in the U.S., resulting in many of our products having preferred product status with these distributors.
We have expanded the size of our U.S. sales force in the past few years. As of December 31, 2016, we employed more than 100 U.S. sales representatives. We are utilizing this expanded sales force to work closely with our key distributors to drive market penetration of our products in the U.S. POC market, with a particular focus on addressing acute care and integrated delivery network customers.

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
We derive a significant portion of our total revenue from a relatively small number of distributors. Three of our distributors, which are considered to be among the market leaders, collectively accounted for approximately 44%, 48% and 48% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. These distributors were McKesson Corporation, Cardinal Health, Inc., and Fisher Scientific Company (“Fisher”).
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
Our Athens facility consists of a molecular manufacturing laboratory dedicated to the manufacture and assembly of our molecular products, clean rooms (FS-209E Class 1000: ISO Class 6) for the culturing and dispensing of cell cultures under cGMP conditions and laboratories devoted to tissue culture for the production of monoclonal antibodies and the development and manufacture of research and MicroVue products. In the manufacturing process, biological and chemical supplies are used, as well as specialized equipment. The facility is also certified to the ISO 13485:2003 medical device standard. Packaging and shipping logistics are also handled at the facility.
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
Regulation Outside of the United States
For marketing outside the U.S., we are subject to foreign regulatory requirements governing human clinical testing and marketing approval for our products. These requirements vary by jurisdiction, differ from those in the U.S., and may require us to perform additional or different preclinical or clinical testing regardless of whether we have obtained FDA approval. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA approval. In many foreign countries, pricing and reimbursement approvals are also required.
Our initial focus for obtaining marketing approval outside the U.S. is typically the European Union (the “EU”), Japan and China. EU Regulations and Directives generally classify healthcare products either as medicinal products, medical devices or in vitro diagnostics. The CE Mark certification for the EU requires us to receive ISO certification for the manufacture of our products. This certification comes only after the development of an all-inclusive quality system, which is reviewed for compliance with ISO standards by a licensed body working within the EU. After certification is received, a technical file is developed which attests to the product’s compliance with EU directive 98/79/EC for in vitro diagnostic medical devices. Only after this point is the product CE marked. Japanese regulations require registration of in vitro diagnostic products with the Japanese Ministry of Health, Labor and Welfare. Chinese regulations require registration of diagnostic products with the China FDA, or CFDA. Additional clinical trials are typically required for registration purposes. For products marketed in Canada, registration is required with Health Canada and we have our independent party certification under the Canadian Medical Device Regulation.
Intellectual Property
The healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for commercially relevant technologies, devices, products and processes. We and other companies engaged in research and development of new diagnostic products actively pursue patents for technologies that are considered novel and patentable. However, important factors, many of which are not within our control, can affect whether and to what extent patent protection in the U.S. and in other important markets worldwide is obtained. By way of example, the speed, accuracy and consistency in application of the law in a patent office within any particular jurisdiction is beyond our control and can be unpredictable. The resolution of issues such as these and their effect upon our long-term success is likewise indeterminable. We have issued patents, both in the U.S. and internationally, with expiration dates ranging from the present through approximately 2034 and have patent applications pending throughout the world.
It has been our policy to file for patent protection in the U.S. and other countries with significant markets, such as Western European countries and Japan, if the economics are deemed to justify such filing and our patent counsel advises that relevant patent protection may be obtained.

A large number of individuals and commercial enterprises seek patent protection for technologies, products and processes in fields in, or related to, our areas of product development. To the extent such efforts are successful, we may be required to obtain licenses and pay significant royalties in order to exploit certain of our product strategies and avoid a material adverse effect on our business. Licenses may not be available to us at all or, if so available, may not be available on acceptable terms.
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
Competition
Competition in the development and marketing of IVD products is intense, and innovation, product development, regulatory clearance to market and commercial introduction of new IVD technologies can occur rapidly. We believe that some of the most significant competitive factors in the rapid diagnostic market include convenience, speed to result, specimen flexibility, product menu, clinical needs, price, reimbursement and product performance as well as effective distribution, advertising, promotion and brand name recognition. The competitive factors in the central laboratory market are also significant and include price, product performance, reimbursement, compatibility with routine specimen procurement methods, and manufacturing products in testing formats that meet the workflow demands of larger volume laboratories. We believe our success will depend on our ability to remain abreast of technological advances, to develop, gain regulatory clearance and introduce technologically advanced products, to effectively market to customers a differentiated value proposition represented by our commercialized products, to maintain our brand strength and to attract and retain experienced personnel. The majority of diagnostic tests requested by physicians and other healthcare providers are performed by independent clinical reference laboratories. These laboratories, we expect, will continue to compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for our products, we will be required to continue to demonstrate that our products provide physicians and central laboratories cost-effective and time-saving alternatives to competitive products and technologies.
Many of our current and prospective commercial competitors, including several large pharmaceutical and diversified healthcare companies, have substantially greater financial, marketing and other resources than we have. These competitors include, among others, Alere Inc. (“Alere”), Beckman Coulter Primary Care Diagnostics, Fisher, Becton Dickinson and Company, Meridian Bioscience, Inc., Danaher Corporation and Chemicon International, Inc. We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. Competition may also be provided from large, medium and small development companies whose portfolio and technologies are dedicated to the development of diagnostic solutions in areas in which we currently have relevant market share.
Human Resources
As of December 31, 2016, we had 627 employees, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.
Executive Officers of Quidel Corporation
The names, ages and positions of all executive officers as of December 31, 2016 are listed below, followed by a brief account of their business experience. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.
Douglas C. Bryant, 59, was named President, Chief Executive Officer and a member of the Board of Directors in February 2009. Mr. Bryant’s appointment as President and Chief Executive Officer was effective on March 1, 2009. Prior to joining us, Mr. Bryant served as Executive Vice President and Chief Operating Officer at Luminex Corporation, managing its Bioscience Group, Luminex Molecular Diagnostics (Toronto), manufacturing, R&D, technical operations, and commercial operations. From 1983 to 2007, Mr. Bryant held various worldwide commercial operations positions with Abbott Laboratories including, among others: Vice President of Abbott Vascular for Asia/Japan, Vice President of Abbott Molecular Global Commercial Operations and Vice President of Abbott Diagnostics Global Commercial Operations. Earlier in his career with Abbott, Mr. Bryant was Vice President of Diagnostic Operations in Europe, the Middle East and Africa, and Vice President of Diagnostic Operations Asia Pacific. Mr. Bryant has over 30 years of industry experience in sales and marketing, product development, manufacturing and service and support in both the diagnostics and life sciences markets. Mr. Bryant holds a B.A. in Economics from the University of California at Davis.
Randall J. Steward, 62, became our Chief Financial Officer in October 2011. Prior to joining us, Mr. Steward served as the Chief Financial Officer for Navilyst Medical, Inc, a medical device company based in Massachusetts. From 2008 to January 2011, Mr. Steward served as Chief Operating Officer for SeQual Technologies, Inc., a San Diego-based medical device company, where he was responsible for all aspects of engineering, manufacturing, finance, and information systems. Prior to SeQual Technologies, Mr. Steward spent 11 years with Spectrum Brands as Executive Vice President and Chief Financial Officer. Mr. Steward holds a B.B.A. in Accounting from Southern Methodist University. He is also a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.
Michael D. Abney, Jr., 53, became our Senior Vice President, Distribution in January 2015. Prior to joining us, he served as Vice President, Channel and Distribution for ConvaTec from 2013 to 2014 and held a number of positions at PSS World Medical, Inc. from 1989 to 2013, including most recently as Vice President, Supplier Management. Mr. Abney received his B.A. degree in Finance from the University of Florida in 1989.
Robert J. Bujarski, J.D., 48, became our Senior Vice President, General Counsel and Corporate Secretary in June 2008 and in 2010 became our Senior Vice President, Business Development, General Counsel and Corporate Secretary. Mr. Bujarski previously served as our Senior Vice President, General Counsel and Corporate Secretary from March 2007 through March 2008. From July 2005 to March 2007, he was our General Counsel and Vice President. Mr. Bujarski was an associate attorney with the law firm of Gibson, Dunn & Crutcher LLP in its transactions practice group from October 2001 to July 2005. Mr. Bujarski received his B.A. degree in 1991 and his law degree in 2001 from the University of Arizona.
Werner Kroll, Ph.D., 60, became our Senior Vice President, R&D in May 2014. Prior to joining us, Dr. Kroll was Vice President and Global Head Research and Innovation for Novartis Molecular since 2009. Prior to holding that position he held a variety of senior positions from 2005 to 2009 at Novartis. Dr. Kroll has also held senior positions at Bayer from 1991 to 2005. Dr. Kroll received his Ph.D. and a Diploma in Chemistry from the University of Marburg.
Edward K. Russell, 49, became our Senior Vice President, Global Commercial Operations in October 2015. Prior to joining the Company, Mr. Russell was employed by Thermo Fisher Scientific, a life sciences company based in Massachusetts, and its predecessor company Life Technologies for ten years. Mr. Russell served in various leadership roles from 2005 through 2015, including North America Commercial Leader of the BioSciences Division, General Manager of Life Technologies’ Global Services & Support Division, and President of Life Technologies Japan. Prior to joining Life Technologies in 2005, Mr. Russell held various leadership positions at FedEx Kinko’s, ExxonMobil and Toyota/Lexus. Mr. Russell started his career as an officer in the U.S. Coast Guard. Mr. Russell holds a B.S. in Civil Engineering from the U.S. Coast Guard Academy and an MBA from The Wharton School, University of Pennsylvania.

Item 1A. Risk Factors
Risks Related to Our Business
Our operating results are heavily dependent on sales of our influenza diagnostic tests.
Although we continue to diversify our products, a significant percentage of our total revenues still continue to come from a limited number of our product families. In particular, revenues from the sale of our influenza tests represent a significant portion of our total revenues and are expected to remain so for at least the near future. In addition, the gross margins derived from sales of our influenza tests are significantly higher than the gross margins from many of our other core products. As a result, if sales or revenues of our influenza tests decline for any reason whether as a result of market share loss or price pressure, obsolescence, a mild flu season, regulatory matters or any other reason our operating results would be materially and adversely affected on a disproportionate basis. For the years ended December 31, 2016, 2015 and 2014, sales of our infectious disease products (including influenza test sales) accounted for 71%, 73%, and 71% respectively, of total revenue.
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

•	government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, such as H1N1 and avian flu;

•	changes in the level of competition, such as would occur if one of our competitors introduced a new, better performing or lower priced product to compete with one or more of our products;

•	changes in the reimbursement systems or reimbursement amounts that end-users may rely upon in choosing to use our products;

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

•
We have issued patents both in the U.S. and internationally, with expiration dates ranging from the present through approximately 2034. In addition to our patents in the U.S., we have patents issued in various other countries including, among others, Australia, Canada, Japan and various European countries, including France, Germany, Italy, Spain and the United Kingdom. Additionally, we have patent applications pending in the U.S. and various foreign jurisdictions. These pending patent applications may not result in the issuance of any patents, or if issued, may not have priority over others’ applications or may not offer meaningful protection against competitors with similar technology or may not otherwise provide commercial value. Moreover, any patents issued to us may be challenged, invalidated, found unenforceable or circumvented in the future. Third parties can make, use and sell products covered by our patents in any country in which we do not have patent protection.

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

We expect to incur significant operating expenses as a result of continued investment in sales and marketing activities, manufacturing scale-up and new product development associated with our efforts to accomplish our business strategies discussed in “Business - Business Strategy” in Part I of this Annual Report. No assurance can be given that we will be successful in implementing our operational, growth and other strategic efforts. In addition, the funds for our strategic development projects have in the past come primarily from our business operations, borrowings under available lines of credit and the sale of equity or debt securities. If our business slows and we become less profitable, and as a result have less money available to fund research and development, we may have to reduce or eliminate programs. Similarly, if adequate financial, personnel, equipment or other resources are not available, we may be required to delay or scale back our strategic efforts.

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
Although we have many distributor relationships in the U.S., the market is dominated by a small number of these distributors. Three of our distributors, which are considered to be among the market leaders, collectively accounted (each individually in excess of 10%) for approximately 44%, 48%, and 48% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we rely on a few key distributors for a majority of our international sales, and expect to continue to do so for the foreseeable future. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives are timely found or lost sales to one distributor are absorbed by another distributor. Finding a suitable alternative to a lost or terminated distributor may pose challenges in our industry’s competitive environment, and another suitable distributor may not be found on satisfactory terms, if at all. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If total revenue from these or any of our other significant distributors were to decrease in any material amount in the future or we are not successful in timely transitioning business to new distributors, our business, operating results and financial condition could be materially and adversely affected.
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
Even if licenses to intellectual property rights are available, they can be costly. We have entered into various licensing agreements, which largely require payments based on specified product sales as well as the achievement of specific milestones. Royalty and license expenses under these arrangements collectively totaled $0.8 million, $1.1 million and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
We may not have the ability to raise the funds necessary to settle conversions of our Convertible Senior Notes, purchase the Convertible Senior Notes as required upon a fundamental change or service or repay the Convertible Notes at maturity, and potential future debt may contain limitations on our ability to pay cash upon conversion or purchase of our Convertible Senior Notes.
Following a fundamental change (as defined in the indenture to our Convertible Senior Notes), the holders of our Convertible Senior Notes will have the right to require us to purchase their notes for cash. In addition, upon conversion of the Convertible Senior Notes, unless we settle our conversion obligation solely in shares of our common stock (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the Convertible Senior Notes being surrendered for conversion. We may not have sufficient financial resources, or be able to arrange financing, to pay the fundamental change purchase price in cash with respect to any Convertible Senior Notes surrendered by holders for purchase upon a fundamental change or make cash payments upon conversions. Our failure to purchase the Convertible Senior Notes upon a fundamental change or make cash payments upon conversions thereof when required would result in an event of default with respect to the Convertible Senior Notes which could, in turn, constitute a default under the terms of our other then-existing indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Senior Notes or make cash payments upon conversions thereof.
In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service or repay our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
We and our subsidiaries may be able to incur substantial additional debt in the future. Our indebtedness could be costly or have adverse consequences, such as:

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
Seasonal fluctuations in our operating results could limit the cash we have available for research and development and other operating needs. As a result, we may need to seek to raise funds through public or private debt or sale of equity to achieve our business strategy. In addition, we may need funds to complete acquisitions, or may issue equity in connection with acquisitions. If we raise funds or acquire other technologies or businesses through issuance of equity, this could dilute the interests of our stockholders. Moreover, the availability of additional capital, whether debt or equity from private capital sources (including banks) or the public capital markets, fluctuates as our financial condition and industry or market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources on favorable terms, if at all. We can give no assurance as to the terms or availability of additional capital.

Our results of operations and financial conditions may be adversely affected by the financial soundness of our customers and suppliers.
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
The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities in the U.S., principally the FDA and corresponding state and foreign regulatory agencies. The FDA regulates most of our products, which are currently all Class I or II devices. The U.S. Department of Agriculture regulates our veterinary products. Our future performance depends on, among other matters, if, when and at what cost we will receive regulatory approval for new products. Regulatory review can be a lengthy, expensive and uncertain process, making the timing and costs of clearances and approvals difficult to predict. In addition, certain of our foreign product registrations are owned or controlled by our international distribution partners, such that any change in our arrangement with such partners could result in the loss of or delay in transfer of any such product registrations, thereby interrupting our ability to sell our products in those markets. Our results of operations would be negatively affected by failures or delays in the receipt of regulatory approvals or clearances, the loss of previously received approvals or clearances or the placement of limits on the marketing and use of our products. For example, the FDA has recently reclassified rapid influenza detection devices from Class I to Class II devices effective February 13, 2017. If such reclassifications affect our ability to market one or more of our rapid influenza products, our total revenue may be negatively affected. Furthermore, in the ordinary course of business, we must frequently make subjective judgments with respect to compliance with applicable laws and regulations. If regulators subsequently disagree with the manner in which we have sought to comply with these regulations, we could be subjected to substantial civil and criminal penalties, as well as field corrective actions, product recall, seizure or injunction with respect to the sale of our products. The assessment of any civil and criminal penalties against us could severely impair our reputation within the industry and affect our operating results, and any limitation on our ability to manufacture and market our products could also have a material adverse effect on our business.
Changes in government policy could adversely affect our business and profitability.
Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include modifications to existing legislation, such as U.S. tax policy, or entirely new legislation, such as the Affordable Healthcare Act ("AHA") in the U.S. Although we cannot fully predict the many ways that healthcare reform might affect our business, the AHA imposed a 2.3% medical device excise tax ("MDET") on certain transactions, including many U.S. sales of medical devices, which includes the majority of our US product sales. This tax took effect January 1, 2013. For the year ended December 31, 2015, we incurred $2.1 million related to the MDET, and although the MDET was suspended for 2016 and 2017, it may be reinstated in 2018 or beyond. It is unclear whether and to what extent, if at all, other anticipated developments, including changes due to new presidential administration priorities, or changes resulting from healthcare reform, such as a change in the number of people with health insurance, may impact us.
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
Our research and development and manufacturing activities involve the controlled use of hazardous materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. These regulations include federal statutes commonly known as CERCLA, RCRA and the Clean Water Act. Compliance with these laws and regulations is already expensive. If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations, or alter their interpretation of the requirements of such existing regulations, such environmental regulations could impair our research, development or production efforts by imposing additional, and possibly substantial, costs, restrictions or compliance procedures on our business. In addition, because of the nature of the penalties provided for in some of these environmental regulations, we could be required to pay sizable fines, penalties or damages in the event of noncompliance with environmental laws. Any environmental violation or remediation requirement could also partially or completely shut down our research and manufacturing facilities and operations, which would have a material adverse effect on our business. The risk of accidental contamination or injury from these hazardous materials cannot be completely eliminated and exposure of individuals to these materials could result in substantial fines, penalties or damages that are not covered by insurance.
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
A claim of a defect in the design or manufacture of our products could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Any substantial underinsured loss resulting from such a claim would have a material adverse effect on our operating results and financial conditions and the damage to our reputation or product lines in the industry could have a material adverse effect on our business.

We are exposed to business risk which, if not covered by insurance, could have an adverse effect on our results of operations.
We face a number of business risks, including exposure to product liability claims. Although we maintain insurance for a number of these risks, we may face claims for types of damages, or for amounts of damages, that are not covered by our insurance. For example, although we currently carry product liability insurance for liability losses, there is a risk that product liability or other claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy. Also, our existing insurance may not be renewed at the same cost and level of coverage as currently in effect, or may not be renewed at all. Further, we do not currently have insurance against many environmental risks we confront in our business. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of product liability matters, cybersecurity matters, or from some other matter, that claim could have a material adverse effect on our results of operations.
Failures in our information technology and storage systems could significantly disrupt our business or force us to expend excessive costs.
We utilize complex information technology systems to support our business and process, transmit, and store information, including sensitive personal information and proprietary or confidential information. In addition, some of our products include information technology that collects data regarding patients on behalf of our customers and some connect to our systems for maintenance purposes. We cannot be sure that our systems will meet our future business needs or that necessary upgrades will operate as designed, which could result in excessive costs or disruptions in portions of our business. In particular, any disruptions, delays or deficiencies caused by our enterprise resource planning system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. In addition, despite the implementation of security measures, information technology systems are vulnerable to damage from a variety of sources, including computer viruses, unauthorized access, telecommunications or network failures, malicious human acts, terrorism and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, could result in a material disruption in our operations. Furthermore, to the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could face a variety of negative consequences, including regulatory actions or litigation, fines or penalties, adverse publicity, increased cybersecurity protection costs, and lost revenue.
Our business could be negatively affected by the loss of or the inability to hire key personnel.
Our future success depends in part on our ability to retain our key technical, sales, marketing and executive personnel and our ability to identify and hire additional qualified personnel. Competition for these personnel is intense, both in the industry in which we operate and where our operations are located. Further, we expect to grow our operations, and our needs for additional management and other key personnel are expected to increase. If we are not able to retain existing key personnel, or timely identify and hire replacement or additional qualified personnel to meet expected growth, our business could be adversely impacted. In addition, the loss of any of our key personnel, particularly key research and development personnel, could harm our business and prospects and could impede the achievement of our research and development, operation or strategic objectives.
We face risks relating to our international sales, including inherent economic, political and regulatory risks, which could impact our financial performance, cause interruptions in our current business operations and impede our growth strategy.
Our products are sold internationally, with the majority of our international sales to our customers in Europe and Asia-Pacific. We currently sell and market our products through distributor organizations and sales agents. Sales to foreign customers accounted for 17%, 14%, and 13% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Our international sales are subject to inherent economic, political and regulatory risks, which could impact our financial performance, cause interruptions in our current business operations and impede our international growth. These foreign risks include, among others:

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At December 31, 2016, we occupied the indicated square footage in the leased facilities described below:

Location	Status	Lease term	Square Footage	Primary Use
San Diego, CA (McKellar)	Leased	2020 - options to extend for three additional 5 year periods	78,000	Administrative offices, research and development and manufacturing
San Diego, CA (High Bluff)	Leased	2022 - options to extend for two additional 5 year periods	30,000	Administrative offices, sales and marketing (principal executive offices)
Athens, OH	Leased	2022 - options to extend for one additional 5 year period	94,000	Administrative offices, sales and marketing, research and development and manufacturing
Beverly, MA	Leased	2020 - options to extend for two additional 5 year periods	9,700	Administrative offices, research and development and manufacturing
We believe that our facilities are adequate for our current needs, and we currently do not anticipate any material difficulty in renewing any of our leases as they expire or securing additional or replacement facilities, in each case, on commercially reasonable terms. However, in anticipation of our growth strategy, we may pursue alternative facilities.
Item 3. Legal Proceedings
We are involved in various claims and litigation matters from time to time in the ordinary course of business. We believe that all such current legal actions, in the aggregate, will not have a material adverse effect on the company. We also maintain insurance, including coverage for product liability claims, in amounts which we believe are appropriate given the nature of our business.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMMON STOCK PRICE RANGE
Our common stock is traded on the Nasdaq Global Market under the symbol “QDEL.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.

Quarter Ended	Low	High
December 31, 2016	$20.88	$21.44
September 30, 2016	$20.96	$22.20
June 30, 2016	$17.20	$18.00
March 31, 2016	$16.98	$17.48
December 31, 2015	$21.07	$21.41
September 30, 2015	$18.56	$19.07
June 30, 2015	$22.75	$23.16
March 31, 2015	$26.66	$27.53
As of February 10, 2017, we had approximately 400 common stockholders of record. No cash dividends were declared for our common stock during the fiscal years ended in 2016 or 2015, and we do not anticipate paying any dividends in the foreseeable future.
Stock Repurchases
During the year ended December 31, 2016, we repurchased 1,152,386 shares of outstanding common stock under the Company's previously announced share repurchase program for approximately $19.6 million. Additionally, 29,095 shares of outstanding common stock with a value of $0.5 million were repurchased in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain RSUs. These shares are not considered repurchases under the Company’s repurchase program. As of December 31, 2016, there was $35.0 million available under the Company's share repurchase program.
The table below sets forth information regarding repurchases of our common stock by us during the three months ended January 1, 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 3, 2016 - October 30, 2016	—		—	$35,006,981
October 31, 2016 - November 27, 2016	—		—	$35,006,981
November 28, 2015 - January 1, 2016	3,396	$21.35	—	$35,006,981
Total	3,396	$21.35	—	$35,006,981

(1)
We repurchased 3,396 shares of common stock from employees in connection with payment of minimum tax withholding obligations related to the lapse of restrictions on certain RSUs during the three months ended December 31, 2016.

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

STOCKHOLDER RETURN PERFORMANCE GRAPH
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index, Nasdaq Health Care Index, and Nasdaq US Benchmark Medical Supplies Index for the period beginning December 31, 2011 and ending December 31, 2016. The graph assumes an initial investment of $100 on December 31, 2011 in our common stock, the Nasdaq Composite Index, the Nasdaq US Benchmark Medical Supplies Index, the Nasdaq Health Care Index and reinvestment of dividends. The stock price performance of our common stock depicted in the graph represents past performance only and is not necessarily indicative of future performance.
COMPARISON OF 5 YEAR TOTAL CUMULATIVE RETURN
Among Quidel Corporation, the NASDAQ Composite, NASDAQ US Benchmark Medical Supplies and NASDAQ Health Care Indices

	Base Period
Company/Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Quidel Corporation	$100.00	$123.40	$204.16	$191.14	$140.12	$141.57
NASDAQ Composite	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
NASDAQ US Benchmark Medical Supplies	$100.00	$121.40	$146.72	$174.19	$190.86	$215.74
NASDAQ Health Care	$100.00	$127.24	$199.82	$256.70	$274.30	$227.91

Item 6. Selected Financial Data
The following table presents selected consolidated financial data of Quidel Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 in this Annual Report.
Consolidated Statements of Operations

	Year ended December 31,
	2016 (1)	2015	2014	2013 (1)	2012
	(in thousands, except per share data)
Total revenues	$191,603	$196,129	$184,158	$177,325	$157,719
Costs and expenses
Cost of sales (excludes amortization of intangible assets) (2)	73,414	71,688	74,180	66,976	61,285
Research and development	38,672	35,514	37,913	34,186	27,716
Sales and marketing	47,821	47,886	43,076	35,744	32,297
General and administrative	27,062	29,447	25,811	25,581	19,800
Amortization of intangible assets from acquired businesses and technology	9,073	8,856	8,828	8,171	6,935
Impairment loss	—	—	3,558	—	—
Facility restructuring charge	—	—	—	1,825	—
Total costs and expenses	196,042	193,391	193,366	172,483	148,033
Operating income (loss)	(4,439)	2,738	(9,208)	4,842	9,686
Interest expense, net	(11,760)	(12,035)	(1,775)	(1,408)	(2,075)
(Loss) income before (benefit) provision for taxes	(16,199)	(9,297)	(10,983)	3,434	7,611
(Benefit) provision for income taxes	(2,391)	(3,218)	(3,909)	(3,956)	2,618
Net (loss) income	$(13,808)	$(6,079)	$(7,074)	$7,390	$4,993
Basic earnings (loss) per share	$(0.42)	$(0.18)	$(0.21)	$0.22	$0.15
Diluted earnings (loss) per share	$(0.42)	$(0.18)	$(0.21)	$0.21	$0.15
Shares used in basic per share calculation	32,708	34,104	34,451	33,836	33,068
Shares used in diluted per share calculation	32,708	34,104	34,451	34,947	33,702
Balance Sheet Data

	December 31,
	2016 (1)	2015	2014	2013 (1)	2012
	(in thousands)
Cash and cash equivalents	$169,508	$191,471	$200,895	$8,388	$14,856
Working capital	$191,782	$209,834	$238,096	$54,610	$52,271
Total assets	$388,250	$406,505	$447,411	$271,485	$242,099
Long-term debt and lease obligation, net of current portion	$148,319	$147,329	$142,575	$5,126	$10,567
Stockholders’ equity	$200,630	$218,676	$245,011	$223,779	$199,780
Common shares outstanding	32,897	33,323	34,433	34,073	33,451

(1)	Includes the results of operations of BioHelix, AnDiaTec and Immutopics from dates of acquisition, May 6, 2013, August 26, 2013 and March 18, 2016, respectively.

(2)	Excludes amortization of intangible assets of $6,458, $6,341, $6,283, $6,079 and $5,753 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

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
Overview and Executive Summary
We have a leadership position in the development, manufacturing and marketing of diagnostic testing solutions. These diagnostic testing solutions are separated into our four product categories, including: immunoassays, molecular assays, virology and specialty products. We sell our products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, leading universities, retail clinics, pharmacies and wellness screening centers. We market our products in the U.S. through a network of national and regional distributors and a direct sales force. Internationally, we sell primarily through distributor arrangements.
For the year ended December 31, 2016, total revenue decreased 2% to $191.6 million as compared to the year ended December 31, 2015. A majority of our total revenues relate to three product families: Influenza, Strep A and pregnancy tests. For the years ended December 31, 2016, 2015 and 2014, we derived approximately 62%, 65% and 64%, respectively, of our total revenues from sales of our influenza, Group A Strep and pregnancy tests. Additionally, a significant portion of our total revenue is from a relatively small number of distributors. Approximately 44%, 48% and 48% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively, were related to sales through our three largest distributors.
Our primary objective is to increase shareholder value by building a broader-based diagnostic company capable of delivering revenue growth and consistent operating results. Our strategy is to identify potential market segments that provide, or are expected to provide, significant total market opportunities, and in which we can be successful by applying our significant expertise and know-how to develop differentiated technologies and products.
Our diagnostic testing solutions are designed to provide specialized results that serve a broad range of customers, by addressing the market requirements of ease of use, reduced cost, increased test accuracy and reduced time to result. Our current approach to address this diagnostic continuum relative to our strategy is comprised of the following:

•	rapid point-of-care immunoassay tests for use in physician offices, hospital laboratories and emergency departments, retail clinics, pharmacies and other urgent care or alternative site settings;

•	direct fluorescent assays (“DFA”) and culture-based tests for the clinical virology laboratory;

•	molecular diagnostic tests across a number of laboratory and other segments; and

•	specialty products serving the bone health, autoimmune and complement research communities.

Our current focus to accomplish our primary objective includes the following:

•	leveraging our current infrastructure to develop and launch new rapid immunoassays such as additional assays for our FDA approved Sofia® and next generation analyzers;

•	developing a molecular diagnostics franchise that incorporates three distinct testing platforms, AmpliVue®, Savanna™ and Solana® and that leverages our molecular assay development competencies; and

•	strengthening our position with distribution partners and our end-user customers to gain more emphasis on our products in the U.S. and abroad.
Our current initiatives to execute this strategy include the following:

•	continue to focus our research and development efforts on three areas:

•	new proprietary product platform development;

•	the creation of improved products and new products for existing markets and unmet clinical needs; and

•	pursuit of collaborations with, or acquisitions of, other companies for new and existing products and markets that advance our differentiated strategy.

•	provide clinicians with validated studies that encompass the clinical efficacy and economic efficiency of our diagnostic tests for the professional market;

•	strengthen our market and brand leadership in infectious diseases, women’s health and gastrointestinal diseases by acquiring and/or developing and introducing clinically superior diagnostic solutions;

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

•
further refine our manufacturing efficiencies and productivity improvements to improve profit, with continued focus on profitable products and markets and our efforts to leverage our competency in new product development.

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
Outlook
We anticipate revenue growth over the next year and a related positive impact on gross margin and earnings, assuming relatively normal respiratory seasons. This growth is expected to be driven primarily by increased sales of our Sofia assays and molecular products. In addition, we expect continued and significant investment in research and development activities as we invest in our second generation Sofia and molecular platforms. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines, technologies and companies.

Results of Operations
Comparison of years ended December 31, 2016 and 2015
Total Revenues
The following table compares total revenues for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	For the year ended December 31,		Increase (decrease)
	2016	2015	$	%
Immunoassays	$121,416	$130,348	$(8,932)	(7)%
Molecular	9,506	5,424	4,082	75%
Virology	40,083	43,747	(3,664)	(8)%
Specialty products	11,211	9,001	2,210	25%
Royalties, grants and other	9,387	7,609	1,778	23%
Total revenues	$191,603	$196,129	$(4,526)	(2)%
For the year ended December 31, 2016, total revenues decreased 2% to $191.6 million. The decrease in total revenues was due to a decrease in immunoassay and virology product revenues due to a weaker Influenza season in the first quarter of 2016 compared to the previous year. This decrease was partially offset by growth in all of our molecular product lines. The acquisition of Immutopics, Inc. (Immutopics) contributed to the growth in our specialty products category. Royalties, grants and other revenue increased primarily due to timing of grant revenues associated with the amended Bill and Melinda Gates Foundation grant and our Savanna MDx development program.
Cost of Sales
Cost of sales increased to 38% of total revenues, for the year ended December 31, 2016 compared to 37% of total revenues, for the year ended December 31, 2015. The increase in cost of sales as a percentage of revenue was primarily driven by unfavorable product mix, with lower Influenza product sales in the same period as compared to the prior year.
Operating Expenses
The following table compares operating expenses for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	For the year ended December 31,
	2016		2015
	Operating	As a % of total	Operating	As a % of total	Increase (decrease)
	expenses	revenues	expenses	revenues	$	%
Research and development	$38,672	20%	$35,514	18%	$3,158	9%
Sales and marketing	$47,821	25%	$47,886	24%	$(65)	—%
General and administrative	$27,062	14%	$29,447	15%	$(2,385)	(8)%
Amortization of intangible assets from acquired businesses and technology	$9,073	5%	$8,856	5%	$217	2%
Research and Development Expense
Research and development expense for the year ended December 31, 2016 increased from $35.5 million to $38.7 million primarily due to an increase in development spending for the Savanna MDx platform and our next generation Sofia instrument, and an increase in clinical trials spending for our Solana and Sofia products. These increases are offset by lower spending on development of our Lyra products.
Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.

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

Sales and Marketing Expense
Sales and marketing expense for the year ended December 31, 2016 decreased from $47.9 million to $47.8 million, remaining relatively flat over prior year. In 2014, we expanded our sales force and at December 31, 2016, we employed more than 100 U.S. sales representatives. We are utilizing this sales force to work closely with our key distributors to drive market penetration of our products in the U.S. POC market, with a particular focus on addressing acute care and integrated delivery network customers.
General and Administrative Expense
General and administrative expense for the year ended December 31, 2016 decreased from $29.4 million to $27.1 million. The decline was due primarily to business development expenditures in the prior year period that did not repeat during 2016, as well as the suspension of the medical device excise tax for 2016. These decreases were partially offset by increased integration costs associated with the acquisition of Immutopics.
Amortization of Intangible Assets from Acquired Businesses and Technology
Amortization of intangible assets from acquired businesses consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisitions of Diagnostic Hybrids, Inc., BioHelix, AnDiaTec and Immutopics. Amortization increased slightly in 2016 compared to the prior year primarily due to the additional amortization of intangible assets acquired with the Immutopics acquisition in March 2016.
Interest Expense, Net
Interest expense relates to accrued interest for the coupon and accretion of the discount on our $172.5 million 3.25% Convertible Senior Notes due 2020 ("Convertible Senior Notes") issued in December 2014 and interest paid on our lease obligation associated with our San Diego McKellar facility. The decrease in interest expense of $0.3 million for the year ended December 31, 2016 was primarily due to a gain on extinguishment of debt related to the repurchase of $5.2 million in principal of our Convertible Senior Notes during the first quarter of 2016.
Income Taxes
We recognized an income tax benefit of $2.4 million and $3.2 million for the years ended December 31, 2016 and 2015, respectively. The decrease in the income tax benefit in 2016 was primarily driven by the incremental increase in the valuation allowance for our federal deferred tax assets.

Comparison of years ended December 31, 2015 and 2014
Total Revenues
The following table compares total revenues for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	For the year ended December 31,		Increase (decrease)
	2015	2014	$	%
Immunoassays	$130,348	$118,715	$11,633	10%
Molecular	5,424	3,418	2,006	59%
Virology	43,747	44,771	(1,024)	(2)%
Specialty products	9,001	7,779	1,222	16%
Royalties, grants and other	7,609	9,475	(1,866)	(20)%
Total revenues	$196,129	$184,158	$11,971	7%
For the year ended December 31, 2015, total revenue increased 7% to $196.1 million from $184.2 million for the year ended December 31, 2014. The increase in total revenues was primarily due to an increase in sales of Influenza, Strep A and

RSV products in our immunoassay product category. Gains in the molecular category were driven by growth in our AmpliVue and Lyra products for detecting Herpes, Strep A and C. difficile. Specialty products revenue increased primarily due to growth in our Complement products. These increases were partially offset by a decrease in Virology driven by a decline in Herpes product revenues as customers transitioned to our new molecular platforms. Royalty, grants and other revenue also declined due to timing of grant revenues associated with the amended Bill and Melinda Gates Foundation grant agreement.
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
Operating Expenses
The following table compares operating expenses for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	For the year ended December 31,
	2015		2014
	Operating	As a % of total	Operating	As a % of total	Increase (decrease)
	expenses	revenues	expenses	revenues	$	%
Research and development	$35,514	18%	$37,913	21%	$(2,399)	(6)%
Sales and marketing	$47,886	24%	$43,076	23%	$4,810	11%
General and administrative	$29,447	15%	$25,811	14%	$3,636	14%
Amortization of intangible assets from acquired businesses and technology	$8,856	5%	$8,828	5%	$28	—%
Impairment loss	$—	—%	$3,558	2%	$(3,558)	N/A
Facility restructuring charge	$—	—%	$—	—%	$—	N/A
Research and Development Expense
Research and development expense for the year ended December 31, 2015 decreased from $37.9 million to $35.5 million primarily due to delayed timing of third-party developmental spend for the Savanna MDx platform partially offset by increased spend for our next generation Sofia instrument and development of related assays for Strep Pneumo, Vitamin D and Lyme disease.
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
Sales and Marketing Expense
Sales and marketing expense for the year ended December 31, 2015 increased from $43.1 million to $47.9 million driven primarily by increased headcount-related costs associated with the full year effect of a sales force expansion in 2014. At December 31, 2015, we employed more than 100 U.S. sales representatives. We utilized this expanded sales force to work closely with our key distributors to drive market penetration of our products in the U.S. POC market, with a particular focus on addressing acute care and integrated delivery network customers.

General and Administrative Expense
General and administrative expense for the year ended December 31, 2015 increased from $25.8 million to $29.4 million primarily due to an increase in one-time fees for professional services and internal costs related to business development activities. General and administrative expenses in 2015 and 2014 also included the 2.3% MDET.
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
Interest Expense, Net
Interest expense primarily relates to accrued interest for the coupon and accretion of the discount on our $172.5 million 3.25% Convertible Senior Notes due 2020 ("Convertible Senior Notes") issued in December 2014 and interest paid on our lease obligation associated with our San Diego McKellar facility. The increase in interest expense of $10.3 million for the year ended December 31, 2015 was due to the interest expense related to the Convertible Senior Notes. There were no borrowings under our then existing senior secured syndicated credit facility (the “Senior Credit Facility”) during the years ended December 31, 2015 and 2014.
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
Liquidity and Capital Resources
As of December 31, 2016 and 2015, our principal sources of liquidity consisted of the following (in thousands):

	December 31,
	2016	2015
Cash and cash equivalents	$169,508	$191,471
Restricted cash	—	63
Cash, cash equivalents, and restricted cash	$169,508	$191,534
Working capital including cash, cash equivalents, and restricted cash	$191,782	$209,834
Amount available to borrow under the Senior Credit Facility	$—	$126,068

As of December 31, 2016, we had $169.5 million in cash and cash equivalents, a $22.0 million decrease from the prior year. During the year ended December 31, 2016, we repurchased an aggregate of $24.6 million in common stock and Convertible Senior Notes and used $5.1 million to acquire Immutopics. Our cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt or issue additional equity, to successfully complete the transactions.

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
In December 2014, we issued Convertible Senior Notes in the aggregate principle amount of $172.5 million. The Convertible Senior Notes have a coupon rate of 3.25% and are due 2020. The Convertible Senior Notes were not convertible as of December 31, 2016. For detailed information of the terms of the Convertible Senior Notes, see Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report under the heading “3.25% Convertible Senior Notes due 2020,” which is incorporated by reference herein.
On December 1, 2016, the Company voluntarily terminated its $140.0 million Senior Credit Facility. The facility was scheduled to mature on August 10, 2017. There were no outstanding borrowings at the time of termination and there was no borrowing or repayment activity under the facility during the years ended December 31, 2016, 2015 or 2014.
As of December 31, 2016, we have $5.2 million in fair value of contingent considerations associated with prior acquisitions to be settled in future periods.
In January 2016, our board of directors authorized an amendment to replenish the amount available under our share repurchase program up to an aggregate of $50.0 million in shares of common stock or Convertible Senior Notes. During 2016, we used $19.6 million to repurchase our common stock under the share repurchase program and $4.5 million to repurchase $5.2 million in principal amount of our outstanding Convertible Senior Notes.
We expect our revenue and operating expenses will significantly impact our cash management decisions. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully realize revenue growth from our new technologies and create innovative products in our markets;

•	leveraging our operating expenses to realize operating profits as we grow revenue;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

	Year ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$11,815	$36,309	$35,686
Net cash used for investing activities	(16,970)	(17,032)	(11,241)
Net cash (used for) provided by financing activities	(16,799)	(28,684)	168,060
Effect of exchange rate changes on cash	(9)	(17)	2
Net (decrease) increase in cash and cash equivalents	$(21,963)	$(9,424)	$192,507
Cash provided by operating activities was $11.8 million during the year ended December 31, 2016. The major contributors to the use of cash during the year ended December 31, 2016 were a net loss of $13.8 million, a change in deferred tax assets and liabilities of $2.6 million and a net working capital use of $5.6 million. Offsetting this use of cash was the add back of non-cash items of $36.7 million associated with depreciation, amortization and stock-based compensation. The most significant change in operating assets and liabilities included an increase in accounts receivable of $6.3 million due to higher revenues in the fourth quarter of 2016 compared to prior year.
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
Our investing activities used $17.0 million during the year ended December 31, 2016; $5.1 million for the acquisition of Immutopics as more fully described in Note 11 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report, and $11.9 million primarily for the acquisition of production equipment, Sofia instruments available for lease and building improvements. Our investing activities used $17.0 million during the year ended December 31, 2015 and $11.2 million during the year ended December 31, 2014 primarily related to the acquisition of production equipment, building improvements and Sofia instruments available for lease.
We are currently planning approximately $18.0 million in capital expenditures over the next 12 months. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, and to implement facility improvements. We plan to fund these capital expenditures with the cash on our balance sheet. We have $6.6 million in firm purchase commitments with respect to such planned capital expenditures as of December 31, 2016.
Cash used by financing activities was $16.8 million during the year ended December 31, 2016, of which $20.2 million was used for repurchases of common stock primarily related to our share repurchase program, and $4.5 million was used for the repurchase of Convertible Senior Notes. These amounts were partially offset by proceeds from the issuance of common stock of $8.6 million. Cash used by financing activities was $28.7 million during the year ended December 31, 2015 and was driven primarily by $30.4 million of repurchases of common stock under our share repurchase program and $0.5 million of repurchases in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain restricted stock units. Our financing activities provided $168.1 million of cash during the year ended December 31, 2014 primarily due to the issuance of the Convertible Senior Notes resulting in total proceeds of $172.5 million.
Off-Balance Sheet Arrangements
At December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations
As of December 31, 2016, our future contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Convertible Senior Notes (1)	$189,066	$5,438	$10,876	$172,752	$—
Lease obligation (2)	3,806	937	1,902	967	—
Operating lease obligations (3)	12,134	2,245	4,638	4,626	625
Non-cancellable purchase commitments (4)	6,596	4,510	1,261	825	—
Total contractual obligations	$211,602	$13,130	$18,677	$179,170	$625

(1)	Includes the principal amount of our Convertible Senior Notes due in December 2020, as well as interest payments to be made semi-annually.

(2)
Reflects our lease obligation on the approximately 78,000 square-foot San Diego facility in place as of December 31, 2016. The facility is subject to a financing arrangement with payments through December 2020. Our future obligation under this financing arrangement is included in the table above.

(3)
Reflects obligations on facilities and equipment under operating leases in place as of December 31, 2016. In October of 2013, we entered into a lease for approximately 30,000 square feet of office space in San Diego. The lease expires in 2022 with options to extend the lease for two additional five-year periods. In the fourth quarter of 2016, we exercised our renewal option for the Athens, Ohio location. The amended lease expires in 2022 with the option to extend the lease for one additional five-year period through 2027. Future minimum lease payments are included in the table above.

(4)	Reflects our $6.6 million of non-cancellable commitments to purchase property and equipment, inventory and research and development services under contractual arrangements.

We have entered into various licensing agreements, which largely require payments based on specified product sales as well as the achievement of specific milestones. Royalty and license expenses under these various royalty and licensing agreements collectively totaled $0.8 million, $1.1 million and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, which included $0.7 million and $8.0 million in amortization expense for 2015 and 2014, respectively.
We exclude liabilities pertaining to uncertain tax positions from our table of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities, nor the amount of the final cash settlement. As of December 31, 2016, we had approximately $1.3 million of liabilities associated with uncertain tax positions. See Note 3 in the Notes to the Consolidated Financial Statements included in this Annual Report for further discussion of uncertain tax positions. The table also excludes $5.2 million in potential contingent consideration payments related to achievement of certain revenue targets under acquisition agreements. We have not included amounts in the table because we cannot make a reasonably reliable estimate regarding whether the milestones required for these payments will be achieved. See Note 6 in the Notes to the Consolidated Financial Statements included in this Annual Report for further discussion of our contingent consideration.
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
The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities and received milestone payments totaling $2.5 million in 2013. On September 10, 2014, the Company entered into an amended grant agreement with the Bill and Melinda Gates Foundation for additional funding of up to $12.6 million in order to accelerate the development of the Savanna MDx platform in the developing world. Upon execution of the amended grant agreement, the Company received $10.6 million in cash. The Company received payments of $2.4 million in April 2015 and $2.8 million in July 2016 based on milestone achievements for both the original and the amended grant agreements. Under the original and amended grant agreements, the Company recognizes grant revenue on the basis of the lesser of the amount recognized on a proportional performance basis or the amount of cash payments that are non-refundable as of the end of each reporting period. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $6.5 million, $5.1 million and $6.3 million as grant revenue, respectively. Cash payments received were restricted as to use until expenditures contemplated in the grant were incurred or committed. As of December 31, 2016, all payment related milestones have been achieved and all of the grant revenue of $20.9 million has been recorded.
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
Inventory
Our policy is to value inventories at the lower of cost or net realizable value. This policy requires us to make estimates regarding the market value of our inventories and the costs of completion, disposal or transportation. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our actual demand is less than our forecast demand, we may be required to take additional excess inventory charges, which would decrease gross margin and adversely impact net operating results in the future.
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
For goodwill and in-process research and development, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with the carrying amount, including goodwill and in-process research and development. If the fair value of a reporting unit exceeds its carrying amount, goodwill and in-process research and development are considered not impaired; otherwise, goodwill and in-process research and development are impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill and in-process research and development. We are required to perform periodic evaluations for impairment of goodwill balances. We completed our annual evaluation for impairment of goodwill and in-process research and development as of December 31, 2016 and determined that no impairment existed.
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
Income Taxes
Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. In 2015 and 2016, we evaluated our gross deferred tax assets, including an assessment of cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant piece of objective negative evidence evaluated was the cumulative before-tax loss incurred over the three-year periods ended December 31, 2016 and 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future profitability. On the basis of this evaluation, as of December 31, 2016, we recorded a valuation allowance of $7.8 million. This valuation allowance represents the portion of the deferred tax asset that management could no longer conclude was more likely or not to be realized. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist.
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
We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss and tax credit carryforwards resulting from excess tax benefits. As of December 31, 2016 and 2015, deferred tax assets do not include $1.8 million and $1.3 million, respectively, of these excess tax benefits from employee stock option exercises that are a component of our net operating loss and tax credit carryforwards. As discussed in Note 1 in the Notes to the Consolidated Financial Statements in March 2016, the FASB issued guidance codified in ASU 2016-09 (Topic 718), Improvements to Employee Share Based Payments Accounting. Under the guidance, entities will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. In addition, entities will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company has excess tax benefits for which a benefit could not be previously recognized of approximately $1.8 million. Upon adoption the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to (accumulated deficit) retained earnings, including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets as of December 31, 2016, the Company does not expect any impact to the financial statements as a result of this adoption in the first quarter of 2017.
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
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of December 31, 2016, our cash and cash equivalents were placed in funds held in government money market accounts and commercial paper.
Foreign Currency Exchange Risk
The majority of our international sales are negotiated for and paid in U.S. dollars. Nonetheless, these sales are subject to currency risks, since changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. These exchange rate fluctuations could negatively impact international sales of our products, as could changes in the general economic conditions in those markets. Continued change in the values of the Euro, the Japanese Yen and other foreign currencies could have an impact on our business, financial condition and results of operations. We do not currently hedge against exchange rate fluctuations, which means that we are fully exposed to exchange rate changes. In addition, we have certain agreements whereby we share the foreign currency exchange fluctuation risk. We may, in the future, enter into similar such arrangements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Stockholders of Quidel Corporation
We have audited the accompanying consolidated balance sheets of Quidel Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quidel Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Quidel Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2017 expressed an unqualified opinion thereon.

s/ ERNST & YOUNG LLP
San Diego, California
February 16, 2017

QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$169,508	$191,471
Accounts receivable, net	24,990	18,398
Inventories	26,045	26,388
Restricted cash	—	63
Prepaid expenses and other current assets	4,851	4,344
Total current assets	225,394	240,664
Property, plant and equipment, net	50,858	52,547
Goodwill	83,834	80,730
Intangible assets, net	27,639	31,833
Other non-current assets	525	731
Total assets	$388,250	$406,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,047	$8,675
Accrued payroll and related expenses	9,642	9,627
Current portion of lease obligation	98	585
Current portion of contingent consideration	2,826	1,286
Deferred grant revenue	—	3,658
Other current liabilities	4,999	6,999
Total current liabilities	33,612	30,830
Long-term debt	144,340	143,297
Lease obligation, net of current portion	3,979	4,032
Contingent consideration—non-current	2,349	4,230
Deferred tax liability—non-current	58	1,970
Income taxes payable	1,045	910
Deferred rent	1,965	2,296
Other non-current liabilities	272	264
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $.001 par value per share; 97,500 shares authorized; 32,897 and 33,323 shares issued and outstanding at December 31, 2016 and 2015, respectively	33	33
Additional paid-in capital	204,905	209,121
Accumulated other comprehensive loss	(53)	(31)
(Accumulated deficit) retained earnings	(4,255)	9,553
Total stockholders’ equity	200,630	218,676
Total liabilities and stockholders’ equity	$388,250	$406,505
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Total revenues	$191,603	$196,129	$184,158
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $6,458, $6,341, and $6,283, respectively)	73,414	71,688	74,180
Research and development	38,672	35,514	37,913
Sales and marketing	47,821	47,886	43,076
General and administrative	27,062	29,447	25,811
Amortization of intangible assets from acquired businesses and technology	9,073	8,856	8,828
Impairment loss	—	—	3,558
Total costs and expenses	196,042	193,391	193,366
Operating (loss) income	(4,439)	2,738	(9,208)
Interest expense, net	(11,760)	(12,035)	(1,775)
Loss before benefit for income taxes	(16,199)	(9,297)	(10,983)
Benefit for income taxes	(2,391)	(3,218)	(3,909)
Net loss	$(13,808)	$(6,079)	$(7,074)
Basic and diluted loss per share	$(0.42)	$(0.18)	$(0.21)
Shares used in basic and diluted per share calculation	32,708	34,104	34,451
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2016	2015	2014
Net loss	$(13,808)	$(6,079)	$(7,074)
Other comprehensive loss, net of tax
Changes in cumulative translation adjustment	(22)	(2)	(47)
Comprehensive loss	$(13,830)	$(6,081)	$(7,121)
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
Balance at January 1, 2014	34,073	$34	$201,021	$18	$22,706	$223,779
Issuance of common stock under equity compensation plans	428	—	5,471	—	—	5,471
Convertible senior notes, equity portion, net of tax and issuance costs	—	—	29,758	—	—	29,758
Tax impact from the issuance of convertible senior notes	—	—	(11,362)	—	—	(11,362)
Stock-based compensation expense	—	—	6,442	—	—	6,442
Repurchases of common stock	(68)	—	(1,956)	—	—	(1,956)
Changes in cumulative translation adjustment, net of tax	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(7,074)	(7,074)
Balance at December 31, 2014	34,433	34	229,374	(29)	15,632	245,011
Issuance of common stock under equity compensation plans	308	—	3,318	—	—	3,318
Excess tax benefit from share-based compensation	—	—	571	—	—	571
Stock-based compensation expense	—	—	6,791	—	—	6,791
Repurchases of common stock	(1,418)	(1)	(30,933)	—	—	(30,934)
Changes in cumulative translation adjustment, net of tax	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(6,079)	(6,079)
Balance at December 31, 2015	33,323	33	209,121	(31)	9,553	218,676
Issuance of common stock under equity compensation plans	755	—	9,365	—	—	9,365
Stock-based compensation expense	—	—	7,134	—	—	7,134
Repurchase of Convertible Senior Notes	—	—	(547)	—	—	(547)
Repurchases of common stock	(1,181)	—	(20,168)	—	—	(20,168)
Changes in cumulative translation adjustment, net of tax	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(13,808)	(13,808)
Balance at December 31, 2016	32,897	$33	$204,905	$(53)	$(4,255)	$200,630
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net loss	$(13,808)	$(6,079)	$(7,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other	22,796	23,386	28,365
Stock-based compensation expense	7,986	7,419	6,724
Impairment loss	—	—	3,558
Amortization of debt discount and deferred issuance costs	5,891	5,664	629
Change in fair value of acquisition contingencies	(485)	(88)	(910)
Change in deferred tax assets and liabilities	(2,603)	(4,027)	(2,744)
Gain on extinguishment of Convertible Senior Notes	(421)	—	—
Excess tax benefit from share-based compensation	—	(571)	—
Changes in assets and liabilities:
Accounts receivable	(6,265)	16,060	(4,547)
Inventories	859	(1,637)	2,862
Prepaid expenses and other current and non-current assets	(552)	(1,039)	787
Restricted cash	63	3,064	(2,158)
Accounts payable	4,323	(3,082)	4,380
Accrued payroll and related expenses	(375)	1,061	1,247
Income taxes payable	48	(64)	(1,036)
Deferred grant revenue	(3,658)	(2,672)	4,301
Other current and non-current liabilities	(1,984)	(1,086)	1,302
Net cash provided by operating activities	11,815	36,309	35,686
INVESTING ACTIVITIES
Acquisitions of property, equipment and intangibles	(11,909)	(17,032)	(11,241)
Acquisition of Immutopics, net of cash acquired	(5,061)	—	—
Net cash used for investing activities	(16,970)	(17,032)	(11,241)
FINANCING ACTIVITIES
Proceeds from issuance of Convertible Senior Notes	—	—	172,500
Proceeds from issuance of common stock	8,575	2,911	4,781
Payments of debt issuance costs	—	(365)	(4,712)
Excess tax benefit from share-based compensation	—	571	—
Payments on lease obligation	(540)	(509)	(441)
Repurchases of common stock	(20,168)	(30,934)	(1,956)
Repurchases of Convertible Senior Notes	(4,459)	—	—
Payments on acquisition contingencies	(207)	(129)	(2,112)
Payment for acquisition holdback	—	(229)	—
Net cash (used for) provided by financing activities	(16,799)	(28,684)	168,060
Effect of exchange rate changes on cash	(9)	(17)	2
Net (decrease) increase in cash and cash equivalents	(21,963)	(9,424)	192,507
Cash and cash equivalents, beginning of period	191,471	200,895	8,388
Cash and cash equivalents, at end of period	$169,508	$191,471	$200,895
See accompanying notes.

	Year ended December 31,
	2016	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,488	$6,998	$981
Cash paid during the period for income taxes	$490	$1,922	$327
NON-CASH INVESTING ACTIVITIES
Purchase of property, equipment and intangibles by incurring current liabilities	$3,280	$239	$900
NON-CASH FINANCING ACTIVITIES
Decrease of accrued payroll and related expenses upon issuance of common stock	$539	$408	$663
Receivable for stock option exercises	$251	$—	$—
Debt issuance costs by incurring current liabilities	$—	$—	$365
See accompanying notes.

QUIDEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Company Operations and Summary of Significant Accounting Policies
Quidel Corporation (the “Company”) commenced operations in 1979. The Company operates in one business segment, which develops, manufactures and markets rapid diagnostic testing solutions. These diagnostic tests can be categorized in the following areas: immunoassay, molecular, virology and specialty products. The Company sells its products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, leading universities, retail clinics and wellness screening centers. The Company markets its products in the U.S. through a network of national and regional distributors, and a direct sales force. Internationally, the Company sells and markets through distributor arrangements.
The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the U.S.
Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents—The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less. The Company invests its cash equivalents primarily in money market funds and commercial paper. Cash equivalents are maintained with high quality institutions.
Accounts Receivable—The Company sells its products directly to hospitals and reference laboratories in the U.S. as well as to distributors in the U.S. and internationally (see Note 7). The Company periodically assesses the financial strength of these customers and establishes reserves for anticipated losses when necessary, which historically have not been material. The Company’s reserves primarily consist of amounts related to cash discounts and contract rebates. The balance of accounts receivable is net of reserves of $7.2 million and $7.5 million at December 31, 2016 and 2015, respectively.
Concentration of Credit Risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consists principally of trade accounts receivable.
The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. Credit quality is monitored regularly by reviewing credit history. The Company believes that the concentration of credit risk in its trade accounts receivables is moderated by its credit evaluation process, relatively short collection terms, the high level of credit worthiness of its customers, and letters of credit issued on the Company’s behalf. Potential credit losses are limited to the gross value of accounts receivable.
Inventories—Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. The Company reviews the components of its inventory on a quarterly basis for excess, obsolete and impaired inventory and makes appropriate dispositions as obsolete stock is identified. Inventories consisted of the following, net of reserves of $0.7 million at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Raw materials	$9,297	$10,289
Work-in-process (materials, labor and overhead)	7,990	7,441
Finished goods (materials, labor and overhead)	8,758	8,658
Total inventories	$26,045	$26,388

Property, Plant and Equipment—Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (three to 15 years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the estimated useful lives of the assets. The total expense for depreciation of fixed assets and amortization of leasehold improvements was $13.4 million, $12.7 million and $10.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Maintenance and minor repairs are charged to operations as incurred.

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Equipment, furniture and fixtures	$61,972	$59,736
Building and improvements	34,243	33,048
Leased instruments	24,014	18,280
Land	1,080	1,080
Total property, plant and equipment, gross	121,309	112,144
Less: accumulated depreciation and amortization	(70,451)	(59,597)
Total property, plant and equipment, net	$50,858	$52,547
Goodwill and Intangible Assets—Intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful lives, except for software development costs and indefinite-lived intangibles such as goodwill. Software development costs associated with software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established. After technological feasibility is established, software development costs are capitalized. The capitalized cost is amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenues, whichever is greater. Amortization expense related to the capitalized software costs was $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company had goodwill of $83.8 million as of December 31, 2016 and $80.7 million as of December 31, 2015. Intangible assets consisted of the following (dollar amounts in thousands):

		December 31, 2016			December 31, 2015
Description	Weighted-average useful life (years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Purchased technology	8.4	53,600	(41,369)	12,231	52,560	(34,911)	17,649
Customer relationships	7.6	7,157	(5,928)	1,229	7,171	(4,972)	2,199
License agreements	10.4	6,009	(3,222)	2,787	5,512	(2,542)	2,970
Patent and trademark costs	12.0	11,240	(3,522)	7,718	10,530	(2,588)	7,942
Software development costs	5	6,000	(2,326)	3,674	2,913	(1,840)	1,073
Total intangible assets		$84,006	$(56,367)	$27,639	$78,686	$(46,853)	$31,833
Amortization expense was $9.5 million, $10.2 million and $17.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Included in this amortization expense amount for 2015 and 2014 is $0.7 million, and $8.0 million, respectively, of amortization for licensed technology recorded in cost of sales. This amount is related to the purchase of a license pursuant to the Alere Amendment as discussed in Note 6. The intangible asset associated with this intangible was fully amortized in the first quarter of 2015.

The expected future annual amortization expense of the Company’s intangible assets is as follows (in thousands):

For the years ending December 31,	Amortization expense
2017	$9,822
2018	4,332
2019	3,079
2020	2,700
2021	2,582
Thereafter	5,124
Total	$27,639

The Company recorded a $1.6 million impairment loss related to a discontinued research and development named Project Stella (Bobcat) during the third quarter of 2014. See further discussion in Note 10. The Company completed its annual evaluation for impairment of goodwill and determined that no impairment of goodwill existed as of December 31, 2016.
Impairment of Long-Lived Assets—The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total book value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and the eventual disposition are less than its carrying amount. An impairment loss is equal to the excess of the book value of an asset over its determined fair value. For the year ended December 31, 2014, the Company recorded a $1.5 million impairment loss on software development costs related to Project Stella. See further discussion in Note 10. The Company recorded no impairment losses for the years ended December 31, 2016 and 2015.
Other current liabilities—Other current liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Customer incentives	$3,766	$4,030
Accrued interest	227	202
Other	1,006	2,767
Total other current liabilities	$4,999	$6,999
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
The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities and received milestone payments totaling $2.5 million in 2013. On September 10, 2014, the Company entered into an amended grant agreement with the Bill and Melinda Gates Foundation for additional funding of up to $12.6 million in order to accelerate the development of the Savanna MDx platform in the developing world. Upon execution of the amended grant agreement, the Company received $10.6 million in cash. The Company received payments of $2.4 million in April 2015 and $2.8 million in July 2016 based on milestone achievements for both the original and the amended grant agreements. Under the original and amended grant agreements, the Company recognized grant revenue on the basis of the lesser of the amount recognized on a proportional performance basis or the amount of cash payments that were non-refundable as of the end of each reporting period. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $6.5 million, $5.1 million and $6.3 million as grant revenue, respectively. Cash payments received were restricted as to use until expenditures contemplated in the grant were incurred or committed. As of December 31, 2016, all payment related milestones have been achieved and all of the grant revenue of $20.9 million has been recorded.
Research and Development Costs—Research and development costs are charged to operations as incurred. In conjunction with certain third party service agreements, the Company is required to make periodic payments based on achievement of certain milestones. The costs related to these research and development services are also charged to operations as incurred.
Product Shipment Costs—Product shipment costs are included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Shipping and handling costs were $3.8 million, $3.9 million and $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Advertising Costs—Advertising costs are expensed as incurred. Advertising costs were $0.3 million, $0.7 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The carrying amounts of the Company’s financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate their fair values due to their short-term nature.
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
Computation of (Loss) Earnings Per Share—For the years ended December 31, 2016, 2015 and 2014, basic loss per share was computed by dividing net loss by the weighted-average number of common shares outstanding, including restricted stock units vested during the period. Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested restricted stock units. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested restricted stock units.
For the years ended December 31, 2016, 2015 and 2014, there were no differences between the number of common shares used for the basic and diluted EPS computation because the Company incurred a net loss and the effect would be anti-dilutive. Stock options and shares of restricted stock that would have been included in the diluted EPS calculation if the Company had earnings amounted to 0.8 million, 1.0 million and 1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Additionally, stock options are excluded from the calculation of diluted EPS when the combined exercise price, unrecognized stock-based compensation and expected tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Stock options totaling 2.8 million, 1.9 million and 1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the exercise of such options would be anti-dilutive.
As discussed in Note 2, the Company issued its 3.25% Convertible Senior Notes due 2020 (“Convertible Senior Notes”) in December 2014. It is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in cash or shares of common stock (“conversion premium”). No conversion premium existed as of December 31, 2016, 2015 and 2014; therefore, there was no dilutive impact from the Convertible Senior Notes to diluted EPS during the years ended December 31, 2016 2015 and 2014.
Comprehensive Loss—Comprehensive loss includes unrealized gains and losses excluded from the Company’s Consolidated Statements of Operations.
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
Accounting Periods—Each of the Company’s fiscal quarters end on the Sunday closest to the end of the calendar quarter. The Company’s fiscal year ends are January 1, 2017, January 3, 2016 and December 28, 2014. For ease of reference, the calendar quarter end dates are used herein.
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has issued several amendments to the new standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses, and principal vs. agent considerations. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein.
The Company has assigned internal resources to assist in the adoption of the new standard and is in the initial stages of its evaluation of the impact of the new standard on its accounting policies, processes and system requirements. The Company has begun the process of identifying, categorizing and analyzing its various revenue streams, however, has not yet completed its assessment of the impact. The Company will continue to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017. The Company will adopt the new standard beginning January 2018.
In August 2014, the FASB issued guidance codified in ASU 2014-15 (Subtopic 205-40), Presentation of Financial Statements - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management will be required to make this evaluation for both annual and interim reporting periods and will make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in ASC Topic 450, Contingencies. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. The Company's adoption of this guidance in the annual period ended December 31, 2016 did not have an impact on the consolidated financial statements.
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
In March 2016, the FASB issued guidance codified in ASU 2016-09 (Topic 718), Improvements to Employee Share Based Payments Accounting. Under the guidance, entities will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. In addition, entities will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Under current guidance, excess tax benefits are not recognized until the deduction reduces taxes payable. Companies will apply this part of the guidance using a modified retrospective transition method and will record a cumulative-effect adjustment in retained earnings for excess tax benefits not previously recognized. The guidance also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company has excess tax benefits for which a benefit could not be previously recognized of approximately $1.8 million. Upon adoption the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to (accumulated deficit) retained earnings, including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets as of December 31, 2016, the Company does not expect any impact to the financial statements as a result of this adoption in the first quarter of 2017.

Note 2. Debt
3.25% Convertible Senior Notes due 2020
In December 2014, the Company issued $172.5 million aggregate principal amount of 3.25% Convertible Senior Notes due 2020. Debt issuance costs of approximately $5.1 million were primarily comprised of underwriters fees, legal, accounting, and other professional fees of which $4.2 million were capitalized and are recorded as a reduction to long-term debt and are being amortized using the effective interest method to interest expense over the six-year term of the Convertible Senior Notes. The remaining $0.9 million of debt issuance costs were allocated as a component of equity in additional paid-in capital. Deferred issuance costs related to the Convertible Senior Notes were $2.8 million and $3.5 million as of December 31, 2016 and 2015, respectively.
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
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. The Convertible Senior Notes mature on December 15, 2020. During the year ended December 31, 2016, the Company recorded total interest expense of $10.9 million related to the Convertible Senior Notes of which $5.4 million related to the amortization of the debt discount and issuance costs and $5.5 million related to the coupon due semi-annually. During the year ended December 31, 2015, the Company recorded total interest expense of $10.9 million related to the Convertible Senior Notes of which $5.3 million related to the amortization of the debt discount and issuance costs and $5.6 million related to the coupon due semi-annually. During the year ended December 31, 2014, the Company recorded total interest expense of $0.6 million related to the Convertible Senior Notes of which $0.3 million related to the amortization of the debt discount and issuance costs and $0.3 million related to the coupon due semi-annually.
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

	December 31,
	2016	2015
Principal amount of Convertible Senior Notes outstanding	$167,314	$172,500
Unamortized discount of liability component	(20,221)	(25,703)
Unamortized deferred issuance costs	(2,753)	(3,500)
Net carrying amount of liability component	144,340	143,297
Less: current portion	—	—
Long-term debt	$144,340	$143,297
Carrying value of equity component, net of issuance costs	$29,211	$29,758
Fair value of outstanding Convertible Senior Notes	$165,223	$170,120
Remaining amortization period of discount on the liability component	4 years	5 years
As a policy election under applicable guidance related to the calculation of diluted net EPS, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the Convertible Senior Notes. The Convertible Senior Notes were not convertible as of the years ended December 31, 2016, 2015 and 2014; therefore there was no dilutive impact during the years ended December 31, 2016, 2015 and 2014. If the Convertible Senior Notes were converted as of December 31, 2016, the if-converted value would not exceed the principal amount.
Line of Credit
On August 10, 2012, the Company entered into an amended and restated $140.0 million senior secured syndicated credit facility (the “Senior Credit Facility”), which was set to mature on August 10, 2017. In connection with this agreement, the Company incurred an additional $1.0 million in deferred financing costs related to the Senior Credit Facility. Deferred financing costs were amortized on a straight-line basis over the term of the Senior Credit Facility and were included as a portion of prepaid expenses and other current assets. On December 1, 2016, the Company voluntarily terminated its Senior Credit Facility and wrote off unamortized deferred financing costs of $0.2 million, which was included in interest expense, net in the Consolidated Statements of Operations for the year ended December 31, 2016. As of December 31, 2015, $0.2 million of deferred financing costs were included as a portion of other non-current assets and $0.3 million were included as a portion of prepaid expenses and other current assets.

Note 3. Income Taxes
Significant components of the (benefit) provision for income taxes are as follows (in thousands):

	December 31,
	2016	2015	2014
Current:
Federal	$(117)	$948	$61
State	246	399	(1,294)
Foreign	84	41	69
Total current provision (benefit)	213	1,388	(1,164)
Deferred:
Federal	(2,545)	(4,624)	(5,267)
State	(63)	—	2,488
Foreign	4	18	34
Total deferred benefit	(2,604)	(4,606)	(2,745)
Benefit for income taxes	$(2,391)	$(3,218)	$(3,909)

The Company’s (loss) income before (benefit) provision for income taxes was subject to taxes in the following jurisdictions for the following periods (in thousands):

	December 31,
	2016	2015	2014
United States	$(16,426)	$(9,480)	$(11,328)
Foreign	227	183	345
Loss before benefit for income taxes	$(16,199)	$(9,297)	$(10,983)
Significant components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 are shown below (in thousands).

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$3,255	$1,199
Intangible assets	2,351	3,574
Sale-leaseback, net	888	1,224
Allowance for returns and discounts	4,043	4,308
Stock-based compensation	10,963	9,884
Tax credit carryforwards	3,430	2,341
Other, net	4,066	5,200
Total deferred tax assets	28,996	27,730
Valuation allowance for deferred tax assets	(7,774)	(3,087)
Total deferred tax assets, net of valuation allowance	21,222	24,643
Deferred tax liabilities:
Convertible Senior Notes	(7,592)	(9,474)
Intangible assets	(7,557)	(9,977)
Property, plant and equipment	(6,131)	(7,162)
Total deferred tax liabilities	(21,280)	(26,613)
Net deferred tax liabilities	$(58)	$(1,970)
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative before-tax loss incurred over the three-year periods ended December 31, 2016 and 2015. Such objective evidence limits the ability to consider other subjective evidence such as the Company's projections for future profitability. On the basis of this evaluation, as of December 31, 2016, the Company had recorded a valuation allowance of $7.8 million, which represents the portion of the deferred tax asset that management could no longer conclude was more likely or not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future based on changes in available evidence and additional weight may be given to subjective evidence such as the Company's projections for profitability. During the year ended December 31, 2016, the allowance increased by $4.7 million.
The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss (“NOL”) carryforwards resulting from excess tax benefits. As of December 31, 2016 and 2015, deferred tax assets do not include $1.8 million and $1.3 million, respectively, of these excess tax benefits from employee stock option exercises that are a component of the Company’s NOL and tax credit carryforwards. Additional paid-in capital will be increased up to an additional $1.8 million if such excess tax benefits are realized. As discussed in Note 1, upon adoption of ASU 2016-09 in the first quarter of 2017, the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to (accumulated deficit) retained earnings, including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets as of December 31, 2016, the Company does not expect any impact to the financial statements as a result of this adoption in the first quarter of 2017.
As of December 31, 2016, the Company had federal NOL carryforwards of approximately $8.3 million which will begin to expire in 2018, unless previously utilized. The Company also had state NOLs of approximately $22.8 million which will begin to expire in 2026, unless previously utilized. The Company has federal research credits of $3.7 million which will begin to expire on December 31, 2031, unless previously utilized. Additionally, the Company has federal alternative minimum tax credits of $0.5 million which do not expire. The Company also has gross state research credits of $8.9 million, of which $8.7 million do not expire. The remaining $0.2 million begin to expire in 2027, unless previously utilized.
Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, the Company’s use of its NOL and research credit carryforwards may be limited as a result of cumulative changes in ownership of more than 50% over a three-year period.

The benefit for income taxes reconciles to the amount computed by applying the federal statutory rate to loss before taxes as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Tax benefit at statutory tax rate	(5,775)	(3,254)	(3,844)
State tax benefit, net of federal tax benefit	(390)	(235)	(151)
Permanent differences	129	157	70
Federal and state research credits—current year	(979)	(722)	(765)
Accrual (release) of uncertain tax positions	43	101	(21)
Expiration of statutes for uncertain tax positions	—	—	(953)
Impact of change in federal and state tax rate on revaluing deferred tax assets	(4)	56	110
Change in valuation allowance	4,687	756	2,331
Acquisition related adjustments	—	—	(485)
Other	(102)	(77)	(201)
Benefit for income taxes	(2,391)	(3,218)	(3,909)
On December 18, 2015, the Protecting Americans from Tax Hikes Act was signed into law reinstating the federal research and development credit for 2015. Accordingly, we recorded the benefit related to the 2015 federal research and development credit of approximately $0.4 million in the fourth quarter of 2015.
The Company considers earnings of its non-U.S. subsidiaries to be indefinitely reinvested in those operations. As of December 31, 2016, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $0.5 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

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
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Year ended December 31,
	2016	2015	2014
Beginning balance	$7,684	$7,065	$7,765
Decreases related to prior year tax positions	(10)	(12)	(68)
Increases related to current year tax positions	773	631	642
Decreases due to settlements	—	—	(42)
Expiration of the statute of limitations for the assessment of taxes	—	—	(1,232)
Other	$157	$—	$—
Ending balance	$8,604	$7,684	$7,065
As of December 31, 2016 and 2015, the unrecognized tax benefits of $8.6 million and $7.7 million, respectively, of which $6.4 million and $5.6 million, respectively, would reduce the Company’s annual effective tax rate, subject to the valuation allowance. The Company does not anticipate any significant decreases in its unrecognized tax benefits over the next 12 months. The Company's policy is to recognize the interest expense and penalties related to income tax matters as a component of income tax expense. The Company has accrued approximately $0.2 million of interest and penalties associated with uncertain tax positions for each of the years ended December 31, 2016 and 2015. There was no interest expense, net of accrued interest (reversed) in 2016. Interest expense, net of accrued interest (reversed) was approximately $0.1 million, and $(0.2) million in 2015 and 2014, respectively.
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
Note 4. Stockholders’ Equity
Preferred Stock. The Company’s certificate of incorporation, as amended, authorizes the issuance of up to five million preferred shares. The Board of Directors is authorized to fix the number of shares of any series of preferred stock and to determine the designation of such shares. However, the amended certificate of incorporation specifies the initial series and the rights of that series. No shares of preferred stock were outstanding as of December 31, 2016, 2015 or 2014.
Equity Incentive Plan. The Company grants stock options, time-based restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to employees and non-employee directors under its 2016 Equity Incentive Plan (the “2016 Plan”). The Company previously granted stock options under the Amended and Restated 2010 Equity Incentive Plan (the "2010 Plan") and the Amended and Restated 2001 Equity Incentive Plan (the "2001 Plan"). The 2010 Plan and 2001 Plan were terminated at the time of adoption of the new Plans, but the terminated Plans continue to govern outstanding options granted thereunder. The Company has stock options and RSUs outstanding, which were issued under each of these equity incentive plans to certain employees and directors. Stock options granted under these plans have terms ranging up to ten years, have exercise prices ranging from $8.50 to $27.91 per share, and generally vest over four years. As of December 31, 2016, approximately 2.6 million shares remained available for grant under the 2016 Plan.

Restricted Stock. The Company grants time-based RSUs and PSUs to certain officers, directors and management. Until the restrictions lapse, ownership of the affected RSUs and PSUs granted to the Company’s officers is conditional upon continuous employment with the Company.
For the years ended December 31, 2016, 2015 and 2014, the Company granted approximately 0.2 million, 0.2 million and 0.1 million shares, respectively, of RSUs to officers and management, which have a time-based four-year vesting provision. For purposes of measuring compensation expense of PSUs, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with the PSUs requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The grant date of the PSUs takes place when the grant is authorized and the specific achievement goals are communicated. The communication date of the performance goals can impact the valuation and associated expense of the PSUs.
PSUs granted in March 2012 included a three-year vesting cliff based on the achievement of a performance metric tied to earnings per share for the year ended December 31, 2014. During the fourth quarter ended December 31, 2014, the Compensation Committee of the Board of Directors amended the performance metric to include adjustments for certain items, some of which are non-recurring. This resulted in a modification of the original award and the Company recorded additional stock-based compensation expense of $0.3 million for the year ended December 31, 2014. The PSUs granted in March 2012 were released in March 2015 as performance metrics were achieved. There were no PSUs outstanding as of December 31, 2016 or December 31, 2015.
During the years ended December 31, 2016, 2015 and 2014, RSUs were granted to certain members of the Board of Directors in lieu of cash compensation as a part of the Company’s non-employee director’s deferred compensation program. The compensation expense associated with these RSU grants were $0.4 million, $0.5 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Employee Deferred Bonus Compensation Program. For the years ended December 31, 2016, 2015 and 2014, certain employees of the Company were eligible to participate in the Company’s deferred bonus compensation program with respect to any payments received under the Company’s cash incentive plan. Participating employees could elect to receive 50% or 100% of the cash value of their cash bonus in the form of fully vested, restricted stock units plus an additional premium as additional restricted stock units, issued under the 2016 Plan. The premium restricted stock units are subject to a one-year vesting requirement from the date of issuance.
The additional premium will be determined based on the length of time of the deferral period selected by the participating employee as follows: (i) if one year from the date of grant, a premium of 10% on the amount deferred, (ii) if two years from the date of grant, a premium of 20% on the amount deferred, or (iii) if four years from the date of grant, a premium of 30% on the amount deferred.
Employee Stock Purchase Plan. Under the Company’s Amended and Restated 1983 Employee Stock Purchase Plan (the “ESPP”), full-time employees are allowed to purchase common stock through payroll deductions (which cannot exceed 10% of the employee’s compensation) at the lower of 85% of fair market value at the beginning or end of each six-month purchase period. As of December 31, 2016, 1,214,175 shares had been sold under the Plan, leaving 285,825 shares available for future issuance.
Share Repurchase Program. On January 25, 2016, our Board of Directors authorized an amendment to extend our previously announced stock repurchase program. The Board of Directors has authorized the Company to repurchase up to an aggregate of $50.0 million in shares of our common stock under our stock repurchase program. Any shares of common stock repurchased under this program will no longer be deemed outstanding upon repurchase and will be returned to the pool of authorized shares. During the year ended December 31, 2016, 1,152,386 shares of outstanding common stock were repurchased under the Company's previously announced share repurchase program for approximately $19.6 million. At December 31, 2016, $35.0 million remains available under this program. The repurchase program will expire on January 25, 2018 unless extended by the Board of Directors.
Shares Reserved for Future Issuance. At December 31, 2016, approximately 7.0 million shares of common stock were reserved under the Company’s equity incentive plans and 285,825 shares were reserved for purchases under the ESPP.

Note 5. Stock-Based Compensation
For the years ended December 31, 2016, 2015 and 2014 stock-based compensation expense was $8.0 million, $7.4 million and $6.7 million, respectively, of which $4.7 million, $4.7 million and $4.3 million, respectively, related to stock options and $2.4 million, $2.0 million and $2.1 million, respectively, related to RSUs and PSUs. For the years ended December 31, 2016, 2015 and 2014 the Company recorded $0.9 million, $0.7 million and $0.3 million in stock-based compensation expense, respectively, associated with the deferred bonus compensation program, described in Note 4. During the years ended December 31, 2016, 2015 and 2014, $0.9 million, $0.6 million and $0.3 million, respectively, were initially recorded as a component of accrued payroll and related expenses.
Stock-based compensation expense related to stock options, RSUs and PSUs was as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Cost of sales	$617	$581	$609
Research and development	1,551	734	1,062
Sales and marketing	1,189	1,554	1,059
General and administrative	4,629	4,550	3,994
	$7,986	$7,419	$6,724
Stock-based compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the years ended December 31, 2016, 2015 and 2014.
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

	Year ended December 31,
	2016	2015	2014
Risk-free interest rate	1.47%	1.50%	1.59%
Expected option life (in years)	6.59	6.24	5.78
Volatility rate	36%	40%	42%
Dividend rate	—%	—%	—%
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
The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was $6.00, $9.46 and $10.96 for options granted during the years ended December 31, 2016, 2015 and 2014, respectively. The total intrinsic value was $4.5 million, $1.6 million and $2.8 million for options exercised during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, total unrecognized compensation expense related to stock options was approximately $5.8 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years. The maximum contractual term of the Company’s stock options is ten years.

A summary of the status of stock option activity for the years ended December 31, 2014, 2015 and 2016 is as follows (in thousands, except price data and years):

	Number of Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2014	3,474	$14.74
Granted	559	26.63
Exercised	(251)	13.67
Cancelled	(175)	20.63
Outstanding at December 31, 2014	3,607	16.37
Granted	659	23.15
Exercised	(168)	12.30
Cancelled	(131)	23.41
Outstanding at December 31, 2015	3,967	17.44
Granted	677	15.48
Exercised	(553)	13.76
Cancelled	(150)	20.86
Outstanding at December 31, 2016	3,941	$17.49	5.52	$19,236
Vested and expected to vest at December 31, 2016	3,781	$17.45	5.38	$18,590
Exercisable at December 31, 2016	2,529	$15.92	3.95	$15,451
Available for future grant at December 31, 2016	2,572

Restricted Stock Units
The Company grants both time-based RSUs and PSUs. The fair value of RSUs and PSUs is determined based on the closing market price of the Company’s common stock on the grant date. Compensation expense for RSUs is measured at the grant date and recognized ratably over the vesting period. A portion of the restricted stock granted in 2012 was performance-based and vesting was tied to achievement of specific Company goals in 2014. For purposes of measuring compensation expense for PSUs, the amount of shares ultimately expected to vest was estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with the PSUs required judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The PSUs granted in March 2012 were released in March 2015. See further discussion of amended performance metrics and the impact to stock-based compensation expense for the year ended December 31, 2014 in Note 4. There was no stock-based compensation expense related to PSUs for the years ended December 31, 2016 or 2015.

A summary of the status of stock awards activity for the years ended December 31, 2014, 2015 and 2016 is as follows (in thousands, except price data):

	Shares	Weighted-average grant date fair value
Non-vested at January 1, 2014	454	$16.22
Granted	145	25.73
Vested	(174)	28.27
Forfeited	(23)	18.19
Non-vested at December 31, 2014	402	14.84
Granted	171	22.79
Vested	(96)	18.01
Forfeited	(18)	22.87
Non-vested at December 31, 2015	459	21.61
Granted	185	16.14
Vested	(120)	18.50
Forfeited	(23)	20.80
Non-vested at December 31, 2016	501	$20.37
In 2016, 2015 and 2014, the Company issued approximately 0.1 million restricted share units each year in exchange for the deferred bonus liability of $0.5 million, $0.4 million and $0.7 million, respectively.
The total amount of unrecognized compensation expense related to non-vested stock awards as of December 31, 2016 was approximately $3.1 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.
Note 6. Commitments and Contingencies
Leases
The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancelable leases at the end of 2016 are as follows (in thousands):

Years ending December 31,	Operating Leases	Lease obligation
2017	$2,245	$937
2018	2,296	946
2019	2,342	956
2020	2,365	967
2021	2,261	—
Thereafter	625	—
Total minimum lease payments	$12,134	$3,806
Operating Leases—Rent expense under operating leases totaled approximately $2.2 million for the year ended December 31, 2016, $2.3 million for the year ended December 31, 2015 and $3.3 million for the year ended December 31, 2014.
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
In the fourth quarter of 2015, the Company amended the terms of its lease agreement to extend the lease term through December 31, 2020. The options to extend the lease for up to three additional five-year periods commence at the new lease term date of December 31, 2020. The Company is amortizing the lease obligation over the new estimated lease term, including extensions. As the Company accounts for the lease as a financing transaction, the Company adjusted the implied interest rate so that the existing lease obligation is amortized to the end of the estimated lease term, including extensions. The Company has determined that the partnership is a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The Company made lease payments to the partnership of approximately $0.9 million, $1.1 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Purchase Commitments
The Company has $4.3 million in firm purchase commitments with respect to planned inventory and capital expenditures as of December 31, 2016.
Legal
The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. No accrual has been recorded as of December 31, 2016 related to such matters as they are not probable and/or reasonably estimable. At December 31, 2015, the Company had $0.2 million accrued as a liability for various legal matters where the Company deemed the liability probable and estimable.
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
In conjunction with Financial Accounting Standards Board Accounting Standard Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), the Company assigned $28.8 million to the licensed technology and $0.7 million as a one-time charge to cost of sales to settle royalty claims. In determining the fair value allocation between the intangible asset licensed technology and the one-time charge to cost of sales, the Company assessed the past and estimated future revenue streams related to present and future products that use the patents that were subject to the Amendment. The effective life and related amortization of the licensed technology was based on the higher of the percentage of usage or the straight-line method. This percentage of usage was determined using the revenues generated from products covered by the patents that were subject to the Amendment. The terms of the Amendment provide for an estimated useful life of 3.5 years for this asset. The Company recorded $0.7 million of amortization expense in 2015 and $8.0 million in 2014, included as a portion of cost of sales. As of December 31, 2015, this intangible asset has been fully amortized.

In addition to the royalty agreement noted above, the Company has entered into various other licensing and royalty agreements, which largely require payments based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of approximately $0.8 million, $0.5 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Research and Development Agreements
The Company has entered into various research and development agreements that provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. At December 31, 2016, total future commitments under the terms of these agreements are estimated at $2.3 million. The commitments will fluctuate as the Company agrees to new phases of development under the existing arrangements.
Contingent Consideration
In conjunction with the acquisition of BioHelix Corporation (“BioHelix”) in May 2013, the Company agreed to contingent consideration ranging from $5.0 million to $10.0 million upon achievement of certain revenue targets through May 2018. The fair value of the royalty revenue earn-out to be settled in cash is estimated using a discounted revenue model. Due to changes in the estimated payments and a shorter discounting period, the fair value of the contingent consideration liabilities changed, resulting in gains of $0.6 million, $21,000 and $0.8 million recorded to cost of sales in the Consolidated Statements of Operations during the years ended December 31, 2016, 2015 and 2014, respectively. Payments of $0.2 million and $0.1 million related to the revenue royalty earn-out were disbursed during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the current portion of the contingent consideration is $2.7 million and the non-current portion of the contingent consideration is $1.9 million.
In August 2013, the Company acquired the assets of AnDiaTec GmbH & Co. KG (“AnDiaTec”), a privately-held, diagnostics company, based in Germany. The Company agreed to contingent consideration of up to €0.5 million ($0.5 million based on the December 31, 2016 currency conversion rate) upon achievement of certain revenue targets through 2018. As of December 31, 2016, the Company has included $0.1 million in the non-current portion of contingent consideration related to these revenue targets. In addition, the Company agreed to pay the founder of AnDiaTec contingent payments of up to €3.0 million ($3.1 million based on the December 31, 2016 currency conversion rate) upon achievement of certain research and development milestones, subject to continued employment. The Company paid $0.9 million and $1.7 million for the achievement of agreed upon research and development milestones during the years ended December 31, 2016 and 2015, respectively. These costs are recorded as compensation expense included in research and development expense in the Consolidated Statements of Operations. As of December 31, 2016, there are no remaining research and development milestones to be achieved.
The Company recorded contingent consideration of $0.4 million related to the acquisition of Immutopics, Inc. ("Immutopics") in March 2016 as discussed in Note 11. In the fourth quarter of 2016, due to changes in the estimated payments, the Company recorded a $0.1 million loss due to the fair value adjustment.
Note 7. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented 17%, 14% and 13% of total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, balances due from foreign customers, in U.S. dollars, were $6.8 million and $5.6 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Year ended December 31,
	2016	2015	2014
Customer:
A	16%	20%	19%
B	15%	17%	18%
C	13%	11%	11%
	44%	48%	48%

As of December 31, 2016 and 2015, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $13.9 million and $12.0 million, respectively.
The following presents long-lived assets (excluding intangible assets) and total net revenue by geographic territory (in thousands):

	Long-lived assets as of December 31,		Total revenue for the years ended December 31,
	2016	2015	2016	2015	2014
Domestic	$50,774	$52,426	$158,244	$168,809	$159,845
Foreign	84	121	33,359	27,320	24,313
	$50,858	$52,547	$191,603	$196,129	$184,158
Consolidated net revenues by product category are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Immunoassays	$121,416	$130,348	$118,715
Molecular	9,506	5,424	3,418
Virology	40,083	43,747	44,771
Specialty products	9,387	9,001	7,779
Royalties, grants and other	11,211	7,609	9,475
	$191,603	$196,129	$184,158
Note 8. Fair Value Measurement
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	133,540	—	—	133,540	133,147	—	—	133,147
Total assets measured at fair value	$133,540	$—	$—	$133,540	$133,147	$—	$—	$133,147
Liabilities:
Contingent consideration	—	—	5,175	5,175	—	—	5,516	5,516
Total liabilities measured at fair value	$—	$—	$5,175	$5,175	$—	$—	$5,516	$5,516

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 31, 2016 and 2015.
The Company used Level 1 inputs to determine the fair value of its cash equivalents, which primarily consist of funds held in government money market accounts and commercial paper. As such, the carrying value of cash equivalents approximates fair value. As of December 31, 2016 and 2015, the carrying value of cash equivalents was $133.5 million and $133.1 million, respectively.
The Company assesses the fair value of contingent consideration to be settled in cash related to acquisitions using a discounted revenue model. Significant assumptions used in the measurement include revenue projections and discount rates. This fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represent Level 3 measurements. In the first quarter of 2016, the Company recorded an additional contingent liability for the acquisition of Immutopics (see Note 11). Due to changes in the estimated payments and a shorter discounting period related to the various contingent consideration liabilities, the fair value of the contingent consideration changed during the years ended December 31, 2016, 2015 and 2014 (see Note 6). These changes resulted in a $0.5 million gain, $0.1 million gain and $0.9 million gain recorded to cost of sales in the Consolidated Statements of Operations during the years ended December 31, 2016, 2015 and 2014, respectively.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2015 through December 31, 2016 are as follows (in thousands):

Contingent consideration liability (Level 3 measurement)
Balance at December 31, 2015	$5,516
Cash payments	(207)
Net gain recorded for fair value adjustments	(485)
Additional liability recorded for current period acquisition	353
Unrealized gain on foreign currency translation	(2)
Balance at December 31, 2016	$5,175
Note 9. Employee Benefit Plan
The Company has a defined contribution 401(k) plan (the “401(k) Plan”) covering all employees who are eligible to join the 401(k) Plan upon employment. Employee contributions are subject to a maximum limit by federal law. This Plan includes an employer match of 50% on the first 6% of pay contributed by the employee. The Company contributed approximately $1.5 million, $1.3 million and $1.1 million to the 401(k) Plan during the years ended December 31, 2016, 2015 and 2014, respectively.
Note 10. Impairment Loss

The Company originally acquired certain automated direct fluorescent antibody cell analyzer technology as part of its DHI acquisition in 2010. This technology and the related program named "Project Stella" or "Bobcat" continued in development or evaluation (both the technology and associated instrument system) after the acquisition. During the third quarter of 2014, the Company evaluated the potential cash flows related to Project Stella as well as potential sale of the assets or joint development opportunities with third parties. These assets included $1.5 million of software development costs, $1.6 million of in-process research and development, and $0.3 million in manufacturing line costs. Based on the analyses, the Company determined the carrying value was not recoverable and an impairment loss was measured by comparing the carrying value to the estimated fair value of the assets. The fair value of the Project Stella assets was estimated utilizing the discounted cash flow analysis. As a result, the Company recognized an impairment loss of $3.4 million in the third quarter of 2014, included in the Company's Consolidated Statements of Operations. Additionally, $0.2 million was included in the impairment loss related to the expense to terminate a manufacturing contract with a third party to manufacture Project Stella instruments. The Company recorded no further impairment charges for the year ended December 31, 2014 and recorded no impairment charges for the years ended December 31, 2016 and 2015.

Note 11. Acquisition
On March 18, 2016, the Company acquired Immutopics, Inc., a privately-held, life science research company, based in San Clemente, California. The acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations. Total consideration for the acquisition was $5.5 million, which included $5.1 million in initial cash payments and $0.4 million in fair value of contingent consideration based upon achievement of certain revenue targets through September 2024. The Immutopics portfolio of products are included with the Company's specialty products revenue category that serve the bone health research community.
Note 12. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2016
Total revenues	$50,321	$39,133	$49,341	$52,808
Cost of sales (excludes amortization of intangible assets)	19,249	17,318	17,728	19,119
Gross profit (1)	29,482	20,225	30,023	32,001
Total costs and expenses	53,781	48,152	47,216	46,893
Net loss	(3,446)	(7,840)	(572)	(1,950)
Basic and diluted loss per share	(0.11)	(0.24)	(0.02)	(0.06)
2015
Total revenues	$61,701	$35,204	$46,812	$52,412
Cost of sales (excludes amortization of intangible assets)	21,112	15,493	16,961	18,122
Gross profit (1)	39,018	18,121	28,261	32,700
Total costs and expenses	53,012	45,029	45,600	49,750
Net income (loss)	3,991	(8,931)	(762)	(377)
Basic net earnings (loss) per share (2)	0.12	(0.26)	(0.02)	(0.01)
Diluted net earnings (loss) per share (2)	0.11	(0.26)	(0.02)	(0.01)

(1)
Included in 2016 quarterly gross profit is amortization of intangible assets of $1.6 million, $1.6 million, $1.6 million and $1.7 million for the first quarter, second quarter, third quarter and fourth quarter, respectively. Included in 2015 quarterly gross profit is amortization of intangible assets of $1.6 million, $1.6 million, $1.6 million and $1.5 million for the first quarter, second quarter, third quarter and fourth quarter, respectively.

(2)
Basic and diluted EPS amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS.

SCHEDULE II
QUIDEL CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions charged to expense or as reductions to revenue (1)	Deductions (2)	Balance at end of period
	(in thousands)
Year ended December 31, 2016
Accounts receivable allowance	$7,488	$28,329	$(28,652)	$7,165
Year ended December 31, 2015:
Accounts receivable allowance	$8,221	$31,532	$(32,265)	$7,488
Year ended December 31, 2014:
Accounts receivable allowance	$5,790	$23,447	$(21,016)	$8,221

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
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the three months ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Stockholders of Quidel Corporation
We have audited Quidel Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Quidel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Quidel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quidel Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Quidel Corporation and our report dated February 16, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
February 16, 2017

Item 9B. Other Information
2017 Annual Meeting of Stockholders
The Company’s 2017 Annual Meeting of Stockholders will be held on Tuesday, May 16, 2017, beginning at 8:30 a.m. (local time) at the San Diego Marriott Del Mar, 11966 El Camino Real, San Diego, California 92130.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2017 Proxy Statement, which will be filed with the SEC no later than April 30, 2017 (the "2017 Proxy Statement"). Information with respect to the Company's executive officers is included under Item 1 of this Annual Report.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our 2017 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our 2017 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our 2017 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our 2017 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

(a)	(1) Financial Statements
The Consolidated Financial Statements required by this Item are submitted in Part II, Item 8 of this form 10-K.
(2) Financial Statement Schedules
The following Financial Statement Schedule of Quidel Corporation for the years ended December 31, 2016, 2015 and 2014 is filed as part of this Annual Report in Part II, Item 8 and should be read in conjunction with the Consolidated Financial Statements of Quidel Corporation:
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

4.3
Indenture, dated as of December 1, 2014, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3 filed on December 1, 2014.)

4.4
First Supplemental Indenture, dated as of December 8, 2014, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A. (including the form of Notes). (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 8, 2014.)

10.1(1)	Registrant’s Amended and Restated 1983 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on April 14, 2016.)

10.2(1)	Registrant’s Amended and Restated 2001 Equity Incentive Plan, effective as of May 12, 2009. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 18, 2009.)

10.3(1)	Registrant's Amended and Restated 2010 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 1, 2014.)

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

10.6(1)	Registrant's 2016 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 14, 2016.)

10.7(1)*	Form of Notice of Grant of Stock Options and Option Award Agreement for Registrant's 2016 Equity Incentive Plan.

10.8(1)*	Form of Restricted Stock Unit Award Grant Notice for Registrant's 2016 Equity Incentive Plan.

10.9(1)*	Form of Restricted Stock Unit Award Grant Notice (Deferred Compensation) for Registrant's 2016 Equity Incentive Plan.

10.10(1)*	Form of Restricted Stock Unit Award Terms and Conditions for Registrant’s 2016 Equity Incentive Plan.

10.11	Settlement Agreement dated April 27, 2005 between the Registrant and Inverness Medical Innovations, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 3, 2005.)

10.12	Second Amendment to Quidel/Inverness Settlement Agreement dated September 27, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 28, 2011.)

10.13	Form of Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on January 4, 2000.)

10.14	Second Amendment to Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 29, 2009.)

10.15	Third Amendment to Single Tenant Absolute Net Lease. (Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K filed for the year ended December 31, 2015.)

10.16(1)	Form of Indemnification Agreement—Corporate Officer and/or Director. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 23, 2005.)

10.17(1)	Employment Agreement, dated as of January 16, 2009, between the Registrant and Douglas C. Bryant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 20, 2009.)

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

10.24(1)	Employment Offer Letter, dated April 24, 2014, between the Registrant and Werner Kroll. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014.)

10.25(1)
Agreement Re: Change in Control, entered into on May 9, 2014, between the Registrant and Werner Kroll. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014.)

10.26(1)	2016 Cash Incentive Compensation Plan for the Registrant. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 12, 2016.)

10.27(1)	2016 Employee Deferred Bonus Compensation Program. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on February 12, 2016.)

10.28(1)	2016 Equity Incentive Plan Grants to the Registrant’s executive officers. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on February 12, 2016.)

10.29(1)
2016 Annual Base Salaries for the Registrant’s executive officers, effective as of February 22, 2016. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on February 12, 2016.)

10.30
Amended and Restated Credit Agreement, by and among the Registrant, as Borrower, each lender from time to time party thereto (collectively, “Lenders” and individually, a “Lender”) and Bank of America, N.A. as Agent, Swing Line Lender and L/C Issuer, dated as of August 10, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 10, 2012.)

10.31
Amended and Restated Security Agreement by and among the Registrant, as Borrower, the material subsidiaries of Borrower, each additional guarantor that may become a party thereto and Bank of America, N.A., as Agent, dated as of August 10, 2012. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 10, 2012.)

10.32
Amendment No. 2 to Credit Agreement, by and among the Registrant, as Borrower, the material subsidiaries of Borrower, each additional guarantor that may become a party thereto and Bank of America, N.A., as Agent, Swing Line Lender and L/C Issuer, dated as of December 1, 2014. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 4, 2014.)

10.33
Amendment No. 3 to Credit Agreement, dated as of June 4, 2015, by and among Quidel Corporation, as Borrower, Diagnostic Hybrids, Inc., as Guarantor, each lender party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 5, 2015.)

10.34
Amendment No. 4 to Credit Agreement, dated as of August 6, 2015, by and among Quidel Corporation, as Borrower, Diagnostic Hybrids, Inc., as Guarantor, each lender party thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 12, 2015.)

10.35
Amendment No. 5 to Credit Agreement, dated as of March 25, 2016, by and among Quidel Corporation, as Borrower, Diagnostic Hybrids, Inc., as Guarantor, each lender party thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 30, 2016.)

10.36(1)
Employment Offer Letter, dated December 19, 2014, between the Registrant and Michael D. Abney, Jr. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015.)

10.37(1)
Agreement Re: Change in Control, entered into on January 19, 2015, between the Registrant and Michael D. Abney, Jr. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015.)

10.38(1)
Employment Offer Letter, dated October 4, 2015, between the Registrant and Edward K. Russell. (Incorporated by reference to Exhibit 10.2 the Registrant’s Form 10-Q for the quarter ended September 30, 2015.)

10.39(1)
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

QUIDEL CORPORATION
	By	/s/ DOUGLAS C. BRYANT
Date: February 16, 2017		Douglas C. Bryant President, Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DOUGLAS C. BRYANT	Director, President, Chief Executive Officer (Principal Executive Officer)	February 16, 2017
Douglas C. Bryant

/s/ RANDALL J. STEWARD	Chief Financial Officer, (Principal Financial and Accounting Officer)	February 16, 2017
Randall J. Steward

/s/ KENNETH F. BUECHLER	Chairman of the Board	February 16, 2017
Kenneth F. Buechler

/s/ THOMAS D. BROWN	Director	February 16, 2017
Thomas D. Brown

/s/ MARY LAKE POLAN	Director	February 16, 2017
Mary Lake Polan

/s/ JACK W. SCHULER	Director	February 16, 2017
Jack W. Schuler

/s/ CHARLES P. SLACIK	Director	February 16, 2017
Charles P. Slacik

/s/ KENNETH J. WIDDER	Director	February 16, 2017
Kenneth J. Widder