Form 10-Q
period 2017-03-31
QUIDEL CORP /DE/
filed 2017-04-27
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	(Do not check if a smaller reporting company) ☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2017, 33,205,841 shares of the registrant's common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$197,494	$169,508
Accounts receivable, net	20,943	24,990
Inventories	22,470	26,045
Prepaid expenses and other current assets	4,038	4,851
Total current assets	244,945	225,394
Property, plant and equipment, net	49,880	50,858
Goodwill	83,837	83,834
Intangible assets, net	25,270	27,639
Other non-current assets	565	525
Total assets	$404,497	$388,250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,433	$16,047
Accrued payroll and related expenses	7,259	9,642
Current portion of lease obligation	106	98
Current portion of contingent consideration	2,365	2,826
Other current liabilities	8,967	4,999
Total current liabilities	29,130	33,612
Long-term debt	145,705	144,340
Lease obligation, net of current portion	3,950	3,979
Contingent consideration—non-current	2,324	2,349
Deferred tax liability—non-current	59	58
Income taxes payable	1,045	1,045
Deferred rent	1,879	1,965
Other non-current liabilities	287	272
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $.001 par value per share; 97,500 shares authorized; 33,188 and 32,897 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	33	33
Additional paid-in capital	210,094	204,905
Accumulated other comprehensive loss	(44)	(53)
Retained earnings (accumulated deficit)	10,035	(4,255)
Total stockholders’ equity	220,118	200,630
Total liabilities and stockholders’ equity	$404,497	$388,250
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended March 31,
	2017	2016
Total revenues	$73,692	$50,321
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1,623 and $1,590, respectively)	23,570	19,249
Research and development	7,875	12,707
Sales and marketing	13,555	12,317
General and administrative	7,172	7,289
Amortization of intangible assets from acquired businesses and technology	2,291	2,219
Total costs and expenses	54,463	53,781
Operating income (loss)	19,229	(3,460)
Interest expense, net	(2,825)	(2,689)
Income (loss) before income taxes	16,404	(6,149)
Provision (benefit) for income taxes	2,114	(2,703)
Net income (loss)	$14,290	$(3,446)
Basic earnings (loss) per share	$0.43	$(0.11)
Diluted earnings (loss) per share	$0.42	$(0.11)
Shares used in basic per share calculation	33,202	32,727
Shares used in diluted per share calculation	33,998	32,727
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands; unaudited)

	Three months ended March 31,
	2017	2016
Net income (loss)	$14,290	$(3,446)
Other comprehensive income, net of tax
Changes in cumulative translation adjustment	9	2
Comprehensive income (loss)	$14,299	$(3,444)
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$14,290	$(3,446)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and other	5,690	6,123
Stock-based compensation expense	1,921	1,980
Amortization of debt discount and deferred issuance costs	1,365	1,429
Change in deferred tax assets and liabilities	—	(2,629)
Gain on extinguishment of Convertible Senior Notes	—	(421)
Changes in assets and liabilities:
Accounts receivable	4,048	(7,719)
Inventories	3,576	2,136
Income taxes receivable	2,063	119
Prepaid expenses and other current and non-current assets	(1,540)	(1,186)
Restricted cash	—	63
Accounts payable	(4,317)	1,150
Accrued payroll and related expenses	(1,493)	(3,290)
Income taxes payable	1,799	(167)
Deferred grant revenue	—	(1,746)
Other current and non-current liabilities	2,173	7
Net cash provided by (used for) operating activities:	29,575	(7,597)
INVESTING ACTIVITIES:
Acquisitions of property, equipment and intangibles	(3,712)	(2,001)
Acquisition of Immutopics, net of cash acquired	—	(5,094)
Net cash used for investing activities:	(3,712)	(7,095)
FINANCING ACTIVITIES:
Payments on lease obligation	(21)	(141)
Repurchases of common stock	(437)	(20,079)
Repurchases of Convertible Senior Notes	—	(4,459)
Proceeds from issuance of common stock	3,065	1,554
Payments on acquisition contingencies	(486)	(195)
Net cash provided by (used for) financing activities:	2,121	(23,320)
Effect of exchange rates on cash	2	(12)
Net increase (decrease) in cash and cash equivalents	27,986	(38,024)
Cash and cash equivalents, beginning of period	169,508	191,471
Cash and cash equivalents, end of period	$197,494	$153,447

	Three months ended March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$211	$279
Income tax (refund) paid	$(1,753)	$103
NON-CASH INVESTING ACTIVITIES:
Purchase of property and equipment by incurring current liabilities	$1,130	$1,269
NON-CASH FINANCING ACTIVITIES:
Reduction of other current liabilities upon issuance of restricted share units	$903	$539

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
The information at March 31, 2017, and for the three months ended March 31, 2017 and 2016, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2017 and 2016, the Company’s fiscal year will end or has ended on December 31, 2017 and January 1, 2017, respectively. For 2017 and 2016, the Company’s first quarter ended on April 2, 2017 and April 3, 2016, respectively. For ease of reference, the calendar quarter end dates are used herein. The three month periods ended March 31, 2017 and 2016 each included 13 weeks.
Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation adjustments excluded from the Company’s Consolidated Statements of Operations.
Use of Estimates
The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, stock-based compensation, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities and received milestone payments totaling $2.5 million in 2013. On September 10, 2014, the Company entered into an amended grant agreement with the Bill and Melinda Gates Foundation for additional funding of up to $12.6 million in order to accelerate the development of the Savanna MDx platform in the developing world. Upon execution of the amended grant agreement, the Company received $10.6 million in cash. The Company received payments of $2.4 million in April 2015 and $2.8 million in July 2016 based on milestone achievements for both the original and the amended grant agreements. Under the original and amended grant agreements, the Company recognized grant revenue on the basis of the lesser of the amount recognized on a proportional performance basis or the amount of cash payments that were non-refundable as of the end of each reporting period. The Company recognized $1.7 million as grant revenue for the three months ended March 31, 2016. Cash payments received were restricted as to use until expenditures contemplated in the grant were incurred or committed. As of December, 31, 2016 all payment related milestones were achieved and all of the grant revenue of $20.9 million was fully recognized. As such, the Company recognized no grant revenue during the three months ended March 31, 2017.
Fair Value Measurements
The Company uses the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the valuation of assets and liabilities subject to fair value measurements be classified and disclosed by the Company in one of the following three categories:
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

In February 2016, the FASB issued guidance codified in ASU 2016-02 (Topic 842), Leases. The guidance requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset representing the right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018 including interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this guidance and expects to adopt the standard in the first quarter of 2019.
In March 2016, the FASB issued guidance codified in ASU 2016-09 (Topic 718), Improvements to Employee Share Based Payments Accounting (ASU 2016-09). This guidance includes provisions to simplify several aspects of accounting for share-based payment transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liability, and classification on the statement of cash flows. ASU 2016-09 includes a requirement that the tax effect related to the settlement of share-based awards be recorded within income tax expense or benefit in the income statement. The simplification of income tax accounting for share-based payment transactions also impacts the computation of weighted-average diluted shares outstanding under the treasury stock method. The Company adopted ASU 2016-09 in the first quarter of 2017 and the impact of the adoption resulted in the following:

•
Upon adoption the balance of the unrecognized excess tax benefits of $1.8 million was recorded as an increase to deferred tax assets and a corresponding increase to the valuation allowance, resulting in no impact to retained earnings.

•
Excess tax benefits from share-based arrangements are to be classified within cash flow from operating activities, rather than as cash flow from financing activities. The Company applied this provision on a retrospective basis and the prior period statement of cash flows was adjusted. This adoption did not have a material impact on the Company’s cash flows.

•
The Company elected to continue to estimate the number of awards expected to be forfeited and adjust the estimate when appropriate, as is currently required. This adoption did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

•	There was no material impact on the computation of weighted-average diluted shares outstanding.

In January 2017, the FASB issued guidance codified in ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment (ASU 2017-04). Under this new guidance, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The guidance is effective for fiscal years beginning after December 15, 2019 including interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this guidance and expects to adopt the standard in the first quarter of 2020.
Note 2. Computation of Earnings (Loss) Per Share
For the three months ended March 31, 2017 and 2016, basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding, including restricted stock units (RSUs) vested during the period. Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested RSUs. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested RSUs.
The following table reconciles the weighted-average shares used in computing basic and diluted earnings (loss) per share in the respective periods (in thousands):

	Three months ended March 31,
	2017	2016
Shares used in basic earnings (loss) per share (weighted-average common shares outstanding)	33,202	32,727
Effect of dilutive stock options and restricted stock units	796	—
Shares used in diluted earnings (loss) per share calculation	33,998	32,727
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	1,972	3,147

Additionally, stock options are excluded from the calculation of diluted EPS when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Stock options and RSUs that would have been included in the diluted EPS calculation if the Company had earnings amounted to 0.6 million for the three months ended March 31, 2016.
As discussed in Note 6, the Company issued its 3.25% Convertible Senior Notes due 2020 (“Convertible Senior Notes”) in December 2014. It is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in cash or shares of common stock (“conversion premium”). No conversion premium existed as of March 31, 2017 and 2016; therefore, there was no dilutive impact from the Convertible Senior Notes to diluted EPS during the three months ended March 31, 2017 and 2016.
Note 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following, net of reserves of $0.6 million and $0.7 million at March 31, 2017 and December 31, 2016, respectively (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$9,060	$9,297
Work-in-process (materials, labor and overhead)	7,658	7,990
Finished goods (materials, labor and overhead)	5,752	8,758
Total inventories	$22,470	$26,045
Note 4. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Customer incentives	$4,400	$3,766
Accrued interest	1,586	227
Income taxes payable	1,792	2
Other	1,189	1,004
Total other current liabilities	$8,967	$4,999
Note 5. Income Taxes
The Company recognized an income tax expense of $2.1 million and income tax benefit of $2.7 million for the three months ended March 31, 2017 and 2016, respectively, which represents an effective tax rate of 12.9% and 44.0%, respectively. For the three months ended March 31, 2017 the effective tax rate was lower compared to the same period of 2016 due to a projected utilization of net operating loss and credit carryforwards available to offset 2017 domestic taxable income. The Company recorded a full valuation allowance against these tax attributes during 2016.
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

The remaining $0.9 million of debt issuance costs were allocated as a component of equity in additional paid-in capital. Deferred issuance costs related to the Convertible Senior Notes were $2.6 million and $2.8 million as of March 31, 2017 and December 31, 2016, respectively.
The Convertible Senior Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock based on an initial conversion rate, subject to adjustment, of 31.1891 shares per $1,000 principal amount of the Convertible Senior Notes (which represents an initial conversion price of approximately $32.06 per share). The conversion will occur in the following circumstances and to the following extent: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015, if the last reported sales price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the notes in effect on each applicable trading day; (2) during the five consecutive business day period following any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Senior Note for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; or (3) upon the occurrence of specified events described in the indenture for the Convertible Senior Notes. On or after September 15, 2020 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances.
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
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. The Convertible Senior Notes mature on December 15, 2020. During the three months ended March 31, 2017, the Company recorded total interest expense of $2.8 million related to the Convertible Senior Notes of which $1.4 million related to the amortization of the debt discount and issuance costs and $1.4 million related to the coupon due semi-annually. During the three months ended March 31, 2016, the Company recorded total interest expense of $2.8 million related to the Convertible Senior Notes of which $1.4 million related to the amortization of the debt discount and issuance costs and $1.4 million related to the coupon due semi-annually.
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

In the first quarter of 2016, the Company repurchased and retired $5.2 million in principal amount of the outstanding Convertible Senior Notes. The aggregate cash used for the transaction was $4.5 million. The repurchase resulted in a reduction in debt of $4.4 million and a reduction in additional paid-in capital of $0.5 million with a gain on extinguishment of Convertible Senior Notes of $0.4 million included in interest expense, net in the Consolidated Statements of Operations. The Company made no repurchases in principal amount of the outstanding Convertible Senior Notes in the first quarter of 2017.
The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	March 31, 2017	December 31, 2016
Principal amount of Convertible Senior Notes outstanding	$167,314	$167,314
Unamortized discount of liability component	(19,020)	(20,221)
Unamortized debt issuance costs	(2,589)	(2,753)
Net carrying amount of liability component	145,705	144,340
Less: current portion	—	—
Long-term debt	$145,705	$144,340
Carrying value of equity component, net of issuance costs	$29,211	$29,211
Fair value of outstanding Convertible Senior Notes	$170,961	$165,223
Remaining amortization period of discount on the liability component	3.8 years	4.0 years
As a policy election under applicable guidance related to the calculation of diluted net EPS, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the Convertible Senior Notes. The Convertible Senior Notes were not convertible as of March 31, 2017 and 2016; therefore there was no dilutive impact during the three months ended March 31, 2017 and 2016. If the Convertible Senior Notes were converted as of March 31, 2017, the if-converted value would not exceed the principal amount.
Note 7. Stockholders’ Equity
Issuances and Repurchases of Common Stock
The Company issued 57,713 shares of common stock in conjunction with the vesting and release of RSUs, 222,378 shares of common stock upon the exercise of stock options and 32,358 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $3.1 million during the three months ended March 31, 2017. The Company repurchased no shares of common stock under its previously announced share repurchase program during three months ended March 31, 2017. The Company withheld 21,538 shares of outstanding common stock in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain RSUs for approximately $0.4 million during the three months ended March 31, 2017. The Company repurchased 1,152,386 shares of common stock under its previously announced share repurchase program for approximately $19.6 million during the three months ended March 31, 2016. The Company withheld 24,932 shares of outstanding common stock in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain RSUs for approximately $0.4 million during the three months ended March 31, 2016. As of March 31, 2017, there was $35.0 million available under the Company’s share repurchase program.
Stock-Based Compensation
The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations was as follows (in thousands):

	Three months ended March 31,

	2017	2016
Cost of sales	$130	$235
Research and development	412	297
Sales and marketing	470	(63)
General and administrative	909	1,511
Total stock-based compensation expense	$1,921	$1,980

Total compensation expense recognized for the three months ended March 31, 2017 includes $1.1 million related to stock options and $0.8 million related to RSUs. Total compensation expense recognized for the three months ended March 31, 2016 includes $1.4 million related to stock options and $0.6 million related to RSUs. There was a one-time benefit for stock award forfeitures recorded during the three months ended March 31, 2016 resulting in a credit to stock-based compensation expense in sales and marketing. As of March 31, 2017, total unrecognized compensation expense related to non-vested stock options was $6.7 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years. As of March 31, 2017, total unrecognized compensation expense related to non-vested restricted stock was $6.7 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three months ended March 31, 2017 or 2016.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Three months ended March 31,

	2017	2016
Risk-free interest rate	2.33%	1.46%
Expected option life (in years)	6.63	6.46
Volatility rate	36%	36%
Dividend rate	—%	—%
The weighted-average fair value of stock options granted during the three months ended March 31, 2017 and 2016 was $8.55 and $5.85, respectively. The Company granted 230,261 and 626,413 stock options during the three months ended March 31, 2017 and 2016, respectively. The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the three months ended March 31, 2017 and 2016 was $21.06 and $15.39, respectively. The Company granted 289,338 and 131,972 shares of restricted stock during the three months ended March 31, 2017 and 2016, respectively.
Note 8. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented $8.3 million (11%) and $9.8 million (19%) of total revenue for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, balances due from foreign customers were $4.1 million and $6.8 million, respectively.
The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Three months ended March 31,

	2017	2016
Customer:
A	27%	9%
B	17%	15%
C	15%	16%
	59%	40%
As of March 31, 2017 and December 31, 2016, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $14.7 million and $13.9 million, respectively.
Note 9. Commitments and Contingencies
Legal
The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. No accruals have been recorded as of March 31, 2017 and as of December 31, 2016 related to such matters as they are not probable and/or reasonably estimable.

Licensing Arrangements
The Company has entered into various licensing and royalty agreements, which largely require payments by the Company based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of approximately $0.2 million for each of the three months ended March 31, 2017 and 2016.
Research and Development Agreements
The Company has entered into various research and development agreements that provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. At March 31, 2017 and December 31, 2016, total future commitments under the terms of these agreements are estimated at $1.1 million and $2.3 million, respectively. The commitments will fluctuate as the Company agrees to new phases of development under the existing arrangements.
Note 10. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$130,653	$—	$—	$130,653	$133,540	$—	$—	$133,540
Total assets measured at fair value	$130,653	$—	$—	$130,653	$133,540	$—	$—	$133,540
Liabilities:
Contingent consideration	—	—	4,689	4,689	—	—	5,175	5,175
Total liabilities measured at fair value	$—	$—	$4,689	$4,689	$—	$—	$5,175	$5,175
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three month periods ended March 31, 2017 and the year ended December 31, 2016.
The Company used Level 1 inputs to determine the fair value of its cash equivalents, which primarily consist of funds held in government money market accounts and commercial paper. As such, the carrying value of cash equivalents approximates fair value. As of March 31, 2017 and December 31, 2016, the carrying value of cash equivalents was $130.7 million and $133.5 million, respectively.
In conjunction with the acquisitions of BioHelix Corporation in May 2013, AnDiaTec GmbH & Co. KG in August 2013 and Immutopics, Inc. in March 2016, the Company has recorded contingent consideration of $4.7 million as of March 31, 2017 and $5.2 million as of December 31, 2016. The Company assesses the fair value of contingent consideration to be settled in cash related to acquisitions using a discounted revenue model. Significant assumptions used in the measurement include revenue projections and discount rates. This fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represent Level 3 measurements. Excluding cash payments, there were no changes to the fair value of the contingent consideration for the three months ended March 31, 2017.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2016 through March 31, 2017 are as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2016	$5,175
Cash payments	(486)
Balance at March 31, 2017	$4,689

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, our reliance on development of new technologies, fluctuations in our operating results resulting from the timing of the onset, length and severity of cold and flu seasons, seasonality, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, adverse changes in competitive conditions in domestic and international markets, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, lower than anticipated market penetration of our products, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors, and changes in the healthcare market and consolidation of our customer base; our development and protection of proprietary technology rights; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our reliance on sales of our influenza diagnostics tests; our ability to manage our growth strategy, including our ability to integrate companies or technologies we have acquired or may acquire; intellectual property risks, including but not limited to, infringement litigation; our inability to settle conversions of our Convertible Senior Notes in cash; the effect on our operating results from the trigger of the conditional conversion feature of our Convertible Senior Notes; our need for additional funds to finance our capital or operating needs; the financial soundness of our customers and suppliers; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; adverse actions or delays in new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”); changes in government policies; compliance with other government regulations, such as safe working conditions, manufacturing practices, environmental protection, fire hazard and disposal of hazardous substances; third-party reimbursement policies; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance and exposure to other litigation claims; interruption to our computer systems; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations and foreign currency exchange risk sharing arrangements, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into U.S. markets; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and the indenture governing our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; and our intention of not paying dividends. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the remainder of the 2017 fiscal year; projected capital expenditures for the remainder of the 2017 fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals and objectives; anticipated new product and development results; future commitments under existing research development agreements; the impact and timing of expected adoption of new accounting standards; that we will continue to make substantial expenditures for sales and marketing, manufacturing and research and development activities; that we may enter into additional foreign currency exchange risk sharing arrangements; our exposure to claims and litigation; and our intention to continue to evaluate new product lines, technology and acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report.
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
Outlook
We continue to realize expansion of our Sofia footprint and molecular platforms. For the remainder of 2017, we will continue to focus on managing our business and delivering long-term sustainable growth through the creation of a broader-based diagnostic company serving our existing customers as well as targeting larger and faster growing markets. We will continue to invest in research and development, focused on expansion of our Sofia and molecular programs. In addition, we continue to invest in our commercial organization and related marketing programs, in support of recent product launches. We will also continue to evaluate opportunities to acquire new product lines, technologies and companies that would enable us to expand more quickly.
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Total Revenues
The following table compares total revenues for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	For the three months ended
	March 31,		Increase (Decrease)
	2017	2016	$	%
Immunoassays	$57,533	$32,503	$25,030	77%
Molecular	3,111	2,108	1,003	48%
Virology	9,996	10,840	(844)	-8%
Specialty products	2,565	2,408	157	7%
Royalties, grants and other	487	2,462	(1,975)	-80%
Total revenues	$73,692	$50,321	$23,371	46%
For the three months ended March 31, 2017, total revenue increased to $73.7 million from $50.3 million in the prior period. The Company realized increases in immunoassay revenues due primarily to growth in Influenza and Strep A products, bolstered by a robust cold and flu season. The increase in our molecular revenues was driven by continued gains on our Solana platform. These increases were partially offset by a decrease in virology product revenues. Royalties, grants and other revenue decreased as the revenues associated with the amended Bill and Melinda Gates Foundation grant were fully recognized in the third quarter of 2016.
Cost of Sales
Cost of sales was $23.6 million, or 32% of total revenues for the three months ended March 31, 2017 compared to $19.2 million, or 38% of total revenues for the three months ended March 31, 2016. The increase in cost of sales was due to higher revenues and the decrease in cost of sales as a percentage of total revenues was primarily driven by favorable product mix, with higher Influenza product sales in the same period as compared to the prior year.

Operating Expenses
The following table compares operating expenses for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	For the three months ended March 31,
	2017		2016
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$7,875	11%	$12,707	25%	$(4,832)	(38)%
Sales and marketing	$13,555	18%	$12,317	24%	$1,238	10%
General and administrative	$7,172	10%	$7,289	14%	$(117)	(2)%
Amortization of intangible assets from acquired businesses and technology	$2,291	3%	$2,219	4%	$72	3%
Research and Development Expense
Research and development expense for the three months ended March 31, 2017 decreased from $12.7 million to $7.9 million due primarily to a decrease in development spending for the Savanna MDx platform and reduced spending on clinical trials.
Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the three months ended March 31, 2017 increased from $12.3 million to $13.6 million compared with the prior year period. This increase is due primarily to increased personnel costs and additional investments in our Virena platform, which is our wireless cellular instrument management and surveillance system.
General and Administrative Expense
General and administrative expense for the three months ended March 31, 2017 decreased from $7.3 million to $7.2 million compared with the prior period. General and administrative expense primarily includes personnel costs, information technology, facilities and professional service fees.
Amortization of Intangible Assets from Acquired Businesses and Technology
Amortization of intangible assets from acquired businesses consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our acquisitions of Diagnostic Hybrids, Inc., BioHelix, AnDiaTec and Immutopics. Amortization of intangibles assets for the three months ended March 31, 2017 increased by $0.1 million to $2.3 million compared with the prior period primarily due to amortization of intangible assets acquired with the Immutopics acquisition in March 2016.
Interest Expense, net
Interest expense primarily relates to accrued interest for the coupon and accretion of the discount on our 3.25% Convertible Senior Notes due 2020 ("Convertible Senior Notes") issued in December 2014 and interest paid on our lease obligation associated with our San Diego McKellar facility. Interest expense was $2.8 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively.
Income Taxes
Our effective tax rate for the three months ended March 31, 2017 and 2016 was 12.9% and 44.0%, respectively. We recognized an income tax expense of $2.1 million and income tax benefit of $2.7 million for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate was lower for the three months ended March 31, 2017 due to the projected utilization of net operating loss and credit carryforwards available to offset 2017 domestic taxable income. The Company recorded a full valuation allowance against these tax attributes during 2016.
Liquidity and Capital Resources
As of March 31, 2017 and December 31, 2016, the principal sources of liquidity consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$197,494	$169,508
Working capital including cash and cash equivalents	$215,815	$191,782

As of March 31, 2017, we had $197.5 million in cash and cash equivalents, a $28.0 million increase from December 31, 2016. Our cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt, or issue additional equity, to successfully complete the transactions.
Our primary source of liquidity, other than our holdings of cash and cash equivalents, has been cash flows from operations. Cash generated from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. We anticipate that our current cash and cash equivalents, together with cash provided by operating activities will be sufficient to fund our near term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include expenditures related to:

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
In December 2014, we issued Convertible Senior Notes in the aggregate principle amount of $172.5 million. The Convertible Senior Notes have a coupon rate of 3.25% and are due 2020. The Convertible Senior Notes were not convertible as of March 31, 2017. For detailed information of the terms of the Convertible Senior Notes, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, which is incorporated by reference herein.
As of March 31, 2017, we have $4.7 million in fair value of contingent considerations associated with prior acquisitions to be settled in future periods.

In January 2016, our board of directors authorized an amendment to replenish the amount available to repurchase up to an aggregate of $50.0 million in shares of common stock or Convertible Senior Notes under our share repurchase program. Approximately $35.0 million remains under the share repurchase program as of March 31, 2017.
We expect our revenue and operating expenses will significantly impact our cash management decisions. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully realize revenue growth from our new technologies and create innovative products in our markets;

•	leveraging our operating expenses to realize operating profits as we grow revenue;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

	Three months ended March 31,
	2017	2016
Net cash provided by (used for) operating activities:	$29,575	$(7,597)
Net cash used for investing activities:	(3,712)	(7,095)
Net cash provided by (used for) financing activities:	2,121	(23,320)
Effect of exchange rates on cash	2	(12)
Net increase (decrease) in cash and cash equivalents	$27,986	$(38,024)
Cash provided by operating activities was $29.6 million during the three months ended March 31, 2017. The major contributors to operating cash flows during the three months ended March 31, 2017 were a net income of $14.3 million, a net working capital contribution of $6.3 million and the add back of non-cash items of $9.0 million associated with depreciation, amortization and stock-based compensation. For the three months ended March 31, 2016, cash used by operating activities was $7.6 million. The major contributors to the use of cash during the three months ended March 31, 2016 were a net loss $3.4 million, an increase in accounts receivable of $7.7 million due to a later Influenza season and a net working capital use of $10.6 million. Offsetting this use of cash was the add back of non-cash items of $9.5 million related to depreciation, amortization and stock based compensation.
Our investing activities used $3.7 million during the three months ended March 31, 2017, primarily for the acquisition of production equipment, Sofia instruments available for lease and building improvements. Our investing activities used $7.1 million during the three months ended March 31, 2016, with $5.1 million of net cash used for the acquisition of Immutopics. In addition, we used cash for investing activities associated with the acquisition of production equipment and Sofia instruments available for lease.
We are currently planning approximately $13.5 million in capital expenditures for the remainder of 2017. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, and to implement facility improvements. We plan to fund these capital expenditures with the cash on our balance sheet.
Cash provided by financing activities was $2.1 million during the three months ended March 31, 2017 and was primarily related to proceeds from the issuance of common stock of $3.1 million. These amounts were partially offset by repurchases of common stock of $0.4 million and payments on acquisition related contingencies of $0.5 million. Cash used by financing activities was $23.3 million during the three months ended March 31, 2016 and was primarily related to repurchases of common stock under our share repurchase program at a cost of approximately $19.6 million and the repurchase of Convertible Senior Notes under our share repurchase program at a cost of approximately $4.5 million. These amounts were partially offset by proceeds from issuance of common stock of $1.6 million.
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
Off-Balance Sheet Arrangements
At March 31, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements
Information about recently adopted and proposed accounting pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report under the heading “Recent Accounting Pronouncements” and is incorporated by reference herein.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, stock-based compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are not subject to interest rate risk on our Convertible Senior Notes as the notes have a fixed interest rate. For fixed rate debt, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we periodically evaluate our placement of investments, as of March 31, 2017, our cash and cash equivalents were placed in funds held in government money market accounts and commercial paper.
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
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    Legal Proceedings
The information set forth in the section entitled “Legal” under Note 9 of the Notes to the Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report, is incorporated herein by reference.
ITEM 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. For a detailed description of our risk factors, refer to Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2017.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 2, 2017 - January 29, 2017	—	$—	—	$35,006,981
January 30, 2017 - February 26, 2017	14,966	19.58	—	35,006,981
February 27, 2017 - April 2, 2017	6,572	21.96	—	35,006,981
Total	21,538	$20.31	—	$35,006,981
(1) We withheld 21,538 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain RSUs during the three months ended March 31, 2017.
(2) On January 25, 2016, we announced that the Company's Board of Directors authorized an amendment to the Company's previously announced stock repurchase program to (i) replenish the amount available for repurchase under the program back to the previously authorized repurchase amount of $50.0 million, (ii) approve the addition of repurchases of the Company's Convertible Senior Notes under the program and (iii) extend the expiration date of the program to January 25, 2018. Under the amended program, the Company may repurchase, in the aggregate, up to $50.0 million in shares of its common stock and/or its Convertible Senior Notes. The amounts provided in this column give effect to the repurchase of our Convertible Senior Notes that are in addition to the repurchases of our common stock shown in this table.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1(1)	2017 Cash Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 21, 2017.)
10.2(1)	2017 Equity Incentive Plan Grants to the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 21, 2017.)
10.3(1)	2017 Annual Base Salaries for the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on February 21, 2017.)
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
___________________________
* Filed herewith.
** Furnished herewith.

(1) Indicates a management plan or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2017	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1(1)	2017 Cash Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 21, 2017.)
10.2(1)	2017 Equity Incentive Plan Grants to the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on February 21, 2017.)
10.3(1)	2017 Annual Base Salaries for the Company’s Executive Officers. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on February 21, 2017.)
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
___________________________
* Filed herewith.
** Furnished herewith.

(1) Indicates a management plan or compensatory arrangement.