Form 10-Q
period 2017-06-30
QUIDEL CORP /DE/
filed 2017-07-27
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2017, 33,440,376 shares of the registrant's common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$175,048	$169,508
Accounts receivable, net	19,836	24,990
Inventories	22,964	26,045
Prepaid expenses and other current assets	7,405	4,851
Total current assets	225,253	225,394
Property, plant and equipment, net	51,015	50,858
Goodwill	91,676	83,834
Intangible assets, net	29,777	27,639
Deferred tax asset—non-current	247	—
Other non-current assets	569	525
Total assets	$398,537	$388,250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,215	$16,047
Accrued payroll and related expenses	9,426	9,642
Current portion of lease obligation	114	98
Current portion of contingent consideration	4,317	2,826
Other current liabilities	6,255	4,999
Total current liabilities	31,327	33,612
Long-term debt	147,081	144,340
Lease obligation, net of current portion	3,919	3,979
Contingent consideration—non-current	374	2,349
Deferred tax liability—non-current	63	58
Income taxes payable	1,101	1,045
Deferred rent	1,782	1,965
Other non-current liabilities	302	272
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $.001 par value per share; 97,500 shares authorized; 33,413 and 32,897 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	33	33
Additional paid-in capital	214,380	204,905
Accumulated other comprehensive loss	(18)	(53)
Accumulated deficit	(1,807)	(4,255)
Total stockholders’ equity	212,588	200,630
Total liabilities and stockholders’ equity	$398,537	$388,250
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total revenues	$38,267	$39,133	$111,959	$89,454
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1,623, $1,590, $3,245 and $3,180, respectively)	17,755	17,318	41,325	36,567
Research and development	7,627	9,656	15,502	22,363
Sales and marketing	12,360	12,206	25,915	24,523
General and administrative	6,783	6,430	13,903	13,600
Amortization of intangible assets from acquired businesses and technology	2,390	2,290	4,681	4,509
One-time acquisition costs	2,379	252	2,431	371
Total costs and expenses	49,294	48,152	103,757	101,933
Operating (loss) income	(11,027)	(9,019)	8,202	(12,479)
Interest expense, net	(2,778)	(2,924)	(5,603)	(5,613)
(Loss) income before income taxes	(13,805)	(11,943)	2,599	(18,092)
(Benefit) provision for income taxes	(1,963)	(4,103)	151	(6,806)
Net (loss) income	$(11,842)	$(7,840)	$2,448	$(11,286)
Basic earnings (loss) per share	$(0.35)	$(0.24)	$0.07	$(0.35)
Diluted earnings (loss) per share	$(0.35)	$(0.24)	$0.07	$(0.35)
Shares used in basic per share calculation	33,500	32,541	33,351	32,632
Shares used in diluted per share calculation	33,500	32,541	34,295	32,632
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(11,842)	$(7,840)	$2,448	$(11,286)
Other comprehensive income (loss), net of tax
Changes in cumulative translation adjustment	26	(4)	35	(2)
Comprehensive (loss) income	$(11,816)	$(7,844)	$2,483	$(11,288)
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six months ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$2,448	$(11,286)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and other	11,577	12,410
Stock-based compensation expense	4,059	4,086
Amortization of debt discount and deferred issuance costs	2,741	2,854
Change in deferred tax assets and liabilities	(247)	(7,218)
Gain on extinguishment of Convertible Senior Notes	—	(421)
Changes in assets and liabilities:
Accounts receivable	5,156	2,494
Inventories	3,216	3,818
Income taxes receivable	(866)	63
Prepaid expenses and other current and non-current assets	(1,908)	(915)
Restricted cash	—	63
Accounts payable	(4,064)	(1,942)
Accrued payroll and related expenses	637	(1,526)
Income taxes payable	38	(2)
Deferred grant revenue	—	(2,697)
Other current and non-current liabilities	1,220	(2,237)
Net cash provided by (used for) operating activities:	24,007	(2,456)
INVESTING ACTIVITIES:
Acquisitions of property, equipment and intangibles	(8,070)	(5,424)
Acquisition of businesses, net of cash acquired	(14,655)	(5,094)
Net cash used for investing activities:	(22,725)	(10,518)
FINANCING ACTIVITIES:
Payments on lease obligation	(44)	(285)
Repurchases of common stock	(488)	(20,079)
Repurchases of Convertible Senior Notes	—	(4,459)
Proceeds from issuance of common stock	5,265	2,098
Payments on acquisition contingencies	(486)	(195)
Net cash provided by (used for) financing activities:	4,247	(22,920)
Effect of exchange rates on cash	11	(10)
Net increase (decrease) in cash and cash equivalents	5,540	(35,904)
Cash and cash equivalents, beginning of period	169,508	191,471
Cash and cash equivalents, end of period	$175,048	$155,567

	Six months ended June 30,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,140	$3,243
Income tax paid	$1,182	$409
NON-CASH INVESTING ACTIVITIES:
Purchase of property, equipment and intangibles by incurring current liabilities	$2,404	$953
NON-CASH FINANCING ACTIVITIES:
Reduction of other current liabilities upon issuance of restricted share units	$903	$539

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
The information at June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2017 and 2016, the Company’s fiscal year will end or has ended on December 31, 2017 and January 1, 2017, respectively. For 2017 and 2016, the Company’s second quarter ended on July 2, 2017 and July 3, 2016, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and six month periods ended June 30, 2017 and 2016 each included 13 weeks.
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
Revenue Recognition
The Company records revenues primarily from product sales. These revenues are recorded net of rebates and other discounts that are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenues from product sales are recorded upon passage of title and risk of loss to the customer. Passage of title to the product and recognition of revenue occurs upon delivery to the customer when sales terms are free on board (“FOB”) destination and at the time of shipment when the sales terms are FOB shipping point and there is no right of return.
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
The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities and received milestone payments totaling $2.5 million in 2013. On September 10, 2014, the Company entered into an amended grant agreement with the Bill and Melinda Gates Foundation for additional funding of up to $12.6 million in order to accelerate the development of the Savanna MDx platform in the developing world. Upon execution of the amended grant agreement, the Company received $10.6 million in cash. The Company received payments of $2.4 million in April 2015 and $2.8 million in July 2016 based on milestone achievements for both the original and the amended grant agreements. Under the original and amended grant agreements, the Company recognized grant revenue on the basis of the lesser of the amount recognized on a proportional performance basis or the amount of cash payments that were non-refundable as of the end of each reporting period. The Company recognized $1.0 million and $2.7 million as grant revenue for the three and six months ended June 30, 2016, respectively. Cash payments received were restricted as to use until expenditures contemplated in the grant were incurred or committed. As of December, 31, 2016 all payment related milestones were achieved and all of the grant revenue of $20.9 million was fully recognized. As such, the Company recognized no grant revenue during the three and six months ended June 30, 2017.
Fair Value Measurements
The Company uses the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which requires that the valuation of assets and liabilities subject to fair value measurements be classified and disclosed by the Company in one of the following three categories:
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
Reclassifications
The Company recorded immaterial reclassifications of one-time acquisition costs totaling $0.3 million and $0.4 million for three and six months ended June 30, 2016, respectively, from general and administrative expense as previously reported in the Consolidated Statements of Operations to conform to current year presentation. The Company believes these reclassifications provide greater clarity and insight into the consolidated financial statements for the periods presented. The reclassification did not impact the net loss as previously reported or any prior amounts reported on the Consolidated Balance Sheets, Statements of Cash Flows, Statements of Comprehensive (Loss) Income or Statements of Stockholders' Equity.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition (“ASU 2014-09”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has issued several amendments to the new standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses, and principal vs. agent considerations. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein.
The Company has assigned internal resources to assist in the adoption of the new standard and is evaluating the impact of the new standard on its accounting policies, processes and system requirements. The Company has begun the process of identifying, categorizing and analyzing its various revenue streams, but has not yet completed its assessment of the impact. The Company will continue to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017. The Company will adopt the new standard beginning January 2018.
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
In March 2016, the FASB issued guidance codified in ASU 2016-09 (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance includes provisions to simplify several aspects of accounting for share-based payment transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liability, and classification on the statement of cash flows. ASU 2016-09 includes a requirement that the tax effect related to the settlement of share-based awards be recorded within income tax expense or benefit in the income statement. The simplification of income tax accounting for share-based payment transactions also impacts the computation of weighted-average diluted shares outstanding under the treasury stock method. The Company adopted ASU 2016-09 in the first quarter of 2017 and the impact of the adoption resulted in the following:

•
Upon adoption, the balance of the unrecognized excess tax benefits of $1.8 million was recorded as an increase to deferred tax assets and a corresponding increase to the valuation allowance, resulting in no impact to retained earnings.

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

In January 2017, the FASB issued guidance codified in ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Under this new guidance, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The guidance is effective for fiscal years beginning after December 15, 2019 including interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this guidance and expects to adopt the standard in the first quarter of 2020.
Note 2. Computation of Earnings (Loss) Per Share
For the three and six months ended June 30, 2017 and 2016, basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding, including restricted stock units (“RSUs”) vested during the period. Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if the earnings were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options as well as unvested RSUs. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options and unvested RSUs.

The following table reconciles the weighted-average shares used in computing basic and diluted earnings (loss) per share in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares used in basic earnings (loss) per share (weighted-average common shares outstanding)	33,500	32,541	33,351	32,632
Effect of dilutive stock options and RSUs	—	—	944	—
Shares used in diluted earnings (loss) per share calculation	33,500	32,541	34,295	32,632
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	1,291	3,240	1,465	3,166
Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive. Additionally, stock options and RSUs that would have been included in the diluted EPS calculation if the Company had earnings amounted to 1.1 million for the three months ended June 30, 2017. Stock options and RSUs that would have been included in the diluted EPS calculation if the Company had earnings amounted to 0.7 million for both the three and six months ended June 30, 2016.
As discussed in Note 6, the Company issued its 3.25% Convertible Senior Notes due 2020 (“Convertible Senior Notes”) in December 2014. It is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in cash or shares of common stock (“conversion premium”). No conversion premium existed as of June 30, 2017 and 2016; therefore, there was no dilutive impact from the Convertible Senior Notes to diluted EPS during the three and six months ended June 30, 2017 and 2016.
Note 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following, net of reserves of $0.5 million and $0.7 million at June 30, 2017 and December 31, 2016, respectively (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$9,104	$9,297
Work-in-process (materials, labor and overhead)	7,665	7,990
Finished goods (materials, labor and overhead)	6,195	8,758
Total inventories	$22,964	$26,045
Note 4. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Customer incentives	$4,852	$3,766
Accrued interest	227	227
Other	1,176	1,006
Total other current liabilities	$6,255	$4,999
Note 5. Income Taxes
The Company recognized an income tax benefit of $2.0 million and $4.1 million for the three months ended June 30, 2017 and 2016, respectively, which represents an effective tax rate of 14% and 34%, respectively. For the three months ended June 30, 2017, the effective tax rate was lower compared to the same period of 2016 due to a projected utilization of net operating loss and credit carryforwards available to offset 2017 domestic taxable income. The Company recorded a full valuation allowance against these tax attributes during 2016. The Company recognized an income tax expense of $0.2 million and an income tax benefit of $6.8 million for the six months ended June 30, 2017 and 2016, respectively, which represents an effective tax rate of 6% and 38%, respectively. For the six months ended June 30, 2017, the effective tax rate was lower primarily due to the projected utilization of net operating loss and credit carryforwards available to offset 2017 domestic taxable income. The Company recorded a full valuation allowance against these tax attributes during 2016.
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
Note 6. Debt
In December 2014, the Company issued $172.5 million aggregate principal amount of its Convertible Senior Notes. Debt issuance costs of approximately $5.1 million were primarily comprised of underwriters fees, legal, accounting and other professional fees, of which $4.2 million were capitalized and are recorded as a reduction to long-term debt and are being amortized using the effective interest method to interest expense over the six-year term of the Convertible Senior Notes. The remaining $0.9 million of debt issuance costs were allocated as a component of equity in additional paid-in capital. Deferred issuance costs related to the Convertible Senior Notes were $2.4 million and $2.8 million as of June 30, 2017 and December 31, 2016, respectively.
The Convertible Senior Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock based on an initial conversion rate, subject to adjustment, of 31.1891 shares per $1,000 principal amount of the Convertible Senior Notes (which represents an initial conversion price of approximately $32.06 per share). The conversion will occur in the following circumstances and to the following extent: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015, if the last reported sales price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the notes in effect on each applicable trading day; (2) during the five consecutive business day period following any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Senior Notes for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; or (3) upon the occurrence of specified events described in the indenture for the Convertible Senior Notes. On or after September 15, 2020 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances.
It is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the principal portion in shares of common stock or cash. In general, for each $1,000 in principal, the “principal portion” of cash upon settlement is defined as the lesser of $1,000, or the conversion value during the 25-day observation period as described in the indenture for the Convertible Senior Notes. The conversion value is the sum of the daily conversion value, which is the product of the effective conversion rate divided by 25 days and the daily volume weighted-average price (“VWAP”) of the Company’s common stock. The “share amount” is the cumulative “daily share amount” during the observation period, which is calculated by dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. The Convertible Senior Notes mature on December 15, 2020. During the six months ended June 30, 2017, the Company recorded total interest expense of $5.5 million related to the Convertible Senior Notes, of which $2.8 million related to the amortization of the debt discount and issuance costs and $2.7 million related to the coupon due semi-annually. During the six months ended June 30, 2016, the Company recorded total interest expense of $5.5 million related to the Convertible Senior Notes, of which $2.7 million related to the amortization of the debt discount and issuance costs and $2.8 million related to the coupon due semi-annually.
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
During the six months ended June 30, 2016, the Company repurchased and retired $5.2 million in principal amount of the outstanding Convertible Senior Notes. The aggregate cash used for the transaction was $4.5 million. The repurchase resulted in a reduction in debt of $4.4 million and a reduction in additional paid-in capital of $0.5 million with a gain on extinguishment of Convertible Senior Notes of $0.4 million included in interest expense, net in the Consolidated Statements of Operations. The Company made no repurchases in principal amount of the outstanding Convertible Senior Notes during the six months ended June 30, 2017.
The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	June 30, 2017	December 31, 2016
Principal amount of Convertible Senior Notes outstanding	$167,314	$167,314
Unamortized discount of liability component	(17,808)	(20,221)
Unamortized debt issuance costs	(2,425)	(2,753)
Net carrying amount of liability component	147,081	144,340
Less: current portion	—	—
Long-term debt	$147,081	$144,340
Carrying value of equity component, net of issuance costs	$29,211	$29,211
Fair value of outstanding Convertible Senior Notes	$186,353	$165,223
Remaining amortization period of discount on the liability component	3.5 years	4.0 years
As a policy election under applicable guidance related to the calculation of diluted net EPS, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the Convertible Senior Notes. The Convertible Senior Notes were not convertible as of June 30, 2017 and 2016; therefore there was no dilutive impact during the three and six months months ended June 30, 2017 and 2016. If the Convertible Senior Notes were converted as of June 30, 2017, the if-converted value would not exceed the principal amount.
Note 7. Stockholders’ Equity
Issuances and Repurchases of Common Stock
The Company issued 95,669 shares of common stock in conjunction with the vesting and release of RSUs, 411,781 shares of common stock upon the exercise of stock options and 32,358 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $5.3 million during the six months ended June 30, 2017. The Company repurchased no shares of common stock under its previously announced share repurchase program during six months ended June 30, 2017. The Company withheld 23,579 shares of outstanding common stock in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain RSUs for approximately $0.5 million during the six months ended June 30, 2017. The Company repurchased 1,152,386 shares of common stock under its previously announced share repurchase program for approximately $19.6 million during the six months ended June 30, 2016. The Company withheld 24,932 shares of outstanding common stock in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain RSUs for approximately $0.4 million during the six months ended June 30, 2016. As of June 30, 2017, there was $35.0 million available under the Company’s share repurchase program.
Stock-Based Compensation
The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2017	2016	2017	2016
Cost of sales	$107	$134	$237	$369
Research and development	404	344	816	641
Sales and marketing	437	332	907	269
General and administrative	1,190	1,296	2,099	2,807
Total stock-based compensation expense	$2,138	$2,106	$4,059	$4,086
Total compensation expense recognized for the three and six months ended June 30, 2017 includes $1.0 million and $2.1 million related to stock options and $1.1 million and $2.0 million related to RSUs. Total compensation expense recognized for the three and six months ended June 30, 2016 includes $1.1 million and $2.5 million related to stock options and $1.0 million and $1.6 million related to RSUs. As of June 30, 2017, total unrecognized compensation expense related to non-vested stock options was $6.2 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years. As of June 30, 2017, total unrecognized compensation expense related to non-vested restricted stock was $6.7 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and six months ended June 30, 2017 or 2016.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Six months ended June 30,

	2017	2016
Risk-free interest rate	2.31%	1.47%
Expected option life (in years)	6.63	6.59
Volatility rate	36%	36%
Dividend rate	—%	—%
The weighted-average fair value of stock options granted during the six months ended June 30, 2017 and 2016 was $8.71 and $5.97, respectively. The Company granted 253,844 and 670,733 stock options during the six months ended June 30, 2017 and 2016, respectively. The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the six months ended June 30, 2017 and 2016 was $21.55 and $15.51, respectively. The Company granted 332,216 and 167,925 shares of restricted stock during the six months ended June 30, 2017 and 2016, respectively.
Note 8. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented $14.7 million (13%) and $16.5 million (18%) of total revenue for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, balances due from foreign customers were $4.5 million and $6.8 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Six months ended June 30,

	2017	2016
Customer:
A	22%	14%
B	16%	13%
C	15%	13%
	53%	40%
As of June 30, 2017 and December 31, 2016, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $8.2 million and $13.9 million, respectively.
Note 9. Commitments and Contingencies
Legal
The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. No accruals have been recorded as of June 30, 2017 or as of December 31, 2016 related to such matters as they are not probable and/or reasonably estimable.
Licensing Arrangements
The Company has entered into various licensing and royalty agreements, which largely require payments by the Company based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of approximately $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. The Company had royalty and license expenses relating to those agreements of approximately $0.4 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.
Research and Development Agreements
The Company has entered into various research and development agreements that provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. As of June 30, 2017 and December 31, 2016, total future commitments under the terms of these agreements are estimated at $0.8 million and $2.3 million, respectively. The commitments will fluctuate as the Company agrees to new phases of development under the existing arrangements.

Note 10. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$130,820	$—	$—	$130,820	$133,540	$—	$—	$133,540
Total assets measured at fair value	$130,820	$—	$—	$130,820	$133,540	$—	$—	$133,540
Liabilities:
Contingent consideration	—	—	4,691	4,691	—	—	5,175	5,175
Total liabilities measured at fair value	$—	$—	$4,691	$4,691	$—	$—	$5,175	$5,175
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three and six month periods ended June 30, 2017 and the year ended December 31, 2016.
The Company used Level 1 inputs to determine the fair value of its cash equivalents, which primarily consist of funds held in government money market accounts and commercial paper. As such, the carrying value of cash equivalents approximates fair value. As of June 30, 2017 and December 31, 2016, the carrying value of cash equivalents was $130.8 million and $133.5 million, respectively.
In conjunction with the acquisitions of BioHelix Corporation in May 2013, AnDiaTec GmbH & Co. KG in August 2013 and Immutopics, Inc. in March 2016, the Company has recorded contingent consideration of $4.7 million as of June 30, 2017 and $5.2 million as of December 31, 2016. The Company assesses the fair value of contingent consideration to be settled in cash related to acquisitions using a discounted revenue model. Significant assumptions used in the measurement include revenue projections and discount rates. This fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represent Level 3 measurements.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2016 through June 30, 2017 are as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2016	$5,175
Cash payments	(486)
Unrealized loss on foreign currency translation	2
Balance at June 30, 2017	$4,691
Note 11. Acquisition
On May 16, 2017 the Company acquired the InflammaDry® and AdenoPlus® diagnostic businesses from RPS Diagnostics ("RPS"), a developer and manufacturer of rapid, point-of-care ("POC") diagnostic tests for the eye health and primary care markets, for approximately $14.0 million in cash. The purchase price has been preliminarily allocated as follows: $6.1 million to purchased technology, $7.8 million to goodwill and the remaining value to inventory and property and equipment. The acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations. The InflammaDry and AdenoPlus products are rapid, lateral-flow based, POC products for the detection of infectious and inflammatory diseases and conditions of the eye. Revenues for these products are reflected in the Company’s Immunoassay revenue category. The purchase price allocation related to this acquisition is preliminary as the Company obtains additional information related to working capital items.

Note 12. Subsequent Events
Pending Acquisition of Triage Business
On July 15, 2017, the Company entered into a Purchase Agreement (the “Triage Purchase Agreement”) with Alere Inc., a Delaware corporation (“Seller”), QTB Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Purchaser”), and, for the limited purposes set forth therein, Abbott Laboratories, an Illinois corporation (“Abbott”), pursuant to which Seller agreed to sell, and Purchaser agreed to acquire, Seller’s cardiovascular and toxicology Triage® MeterPro business (the “Triage Business”). As aggregate consideration for the Triage Business, the Company will pay $400.0 million in cash at the closing of the acquisition (subject to an inventory adjustment as set forth in the Triage Purchase Agreement) and assume certain post-closing liabilities. The Company expects to fund the cash purchase price for the Triage Business with a combination of cash on hand and new debt financing.
The closing of the acquisition of the Triage Business is subject to certain closing conditions, including: (i) the consummation of the transactions contemplated by the Agreement and Plan of Merger, dated as of January 30, 2016, as amended on April 13, 2017, by and among Seller, Abbott and Angel Sub, Inc. (“Abbott/Alere”), pursuant to which Seller will become a wholly-owned subsidiary of Abbott (the “Abbott/Alere Merger”), (ii) no law or judgment (whether temporary, preliminary or permanent) shall have been promulgated, entered, enforced, enacted or issued by any governmental authority, including a court, that remains in effect and that prohibits, enjoins or makes illegal the consummation of the transactions, (iii) the consummation of the transactions contemplated by the BNP Purchase Agreement (as discussed below), and (iv) other customary closing conditions. Consummation of the acquisition of the Triage Business is expected to occur concurrent with, or as soon as practicable following, the closing of the Abbott/Alere Merger.
Pending Acquisition of BNP Business
Also on July 15, 2017, the Company entered into a Purchase Agreement (the “BNP Purchase Agreement”) with Seller, Purchaser, and, for the limited purposes set forth therein, Abbott, pursuant to which Seller agreed to sell, and Purchaser agreed to acquire, assets and liabilities relating to Seller’s contractual arrangement with Beckman Coulter, Inc. for the supply by Seller of antibodies and other inputs related to, and distribution of, the Triage® BNP Test (the “BNP Product”) for the Beckman Coulter Access Family of Immunoassay Systems (the “BNP Business”). As aggregate consideration for the BNP Business, the Company will pay up to $40.0 million in cash, payable in five annual installments of $8.0 million, the first of which will be paid approximately six months following the closing of the transactions contemplated by the BNP Purchase Agreement, and assume certain post-closing liabilities. The cash purchase price is subject to an inventory adjustment as set forth in the BNP Purchase Agreement. The obligation to pay the annual installments will (i) terminate if our net sales of BNP Product fall below a specified amount in the European Economic Area and certain other specified market conditions occur, and (ii) accelerate, and be immediately payable, if the Company transfers or conveys certain associated rights, assets or properties. The Company intends to fund the cash purchase price for the BNP Business from cash on hand.
The closing of the acquisition of the BNP Business is subject to certain closing conditions, including: (i) the consummation of the Abbott/Alere Merger, (ii) no law or judgment (whether temporary, preliminary or permanent) shall have been promulgated, entered, enforced, enacted or issued by any governmental authority, including a court, that remains in effect and that prohibits, enjoins or makes illegal the consummation of the transactions, (iii) the consummation of the transactions contemplated by the Triage Purchase Agreement, and (iv) other customary closing conditions. The acquisition of the BNP Business is expected to occur at, or as soon as practicable following, the closing of the Abbott/Alere Merger.
Commitment Letter
Also, on July 15, 2017, in connection with the entry into the Triage Purchase Agreement, the Company entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A. (“Bank of America”) and JPMorgan Chase Bank, N.A. (“JPMorgan” and together with Bank of America, the “Initial Lenders”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (or any of its designated affiliates, “MLPFS”) and JPMorgan (“JPMS” and together with MLPFS, the “Lead Arrangers”). The Commitment Letter provides that, in connection with the transactions contemplated by the Triage Purchase Agreement and subject to the conditions set forth in the Commitment Letter, the Initial Lenders will provide to the Company a $245.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan, the “Financing”).
The Company intends to use, along with cash on hand, the proceeds of the Term Loan and a portion of the Revolving Credit Facility to pay the consideration for the Triage Business and associated fees and costs for its acquisitions of the Triage Business and the BNP Business.

The commitment to provide the Financing remains subject to certain conditions, including consummation of the acquisitions; the negotiation and execution of definitive documentation consistent with the Commitment Letter; the delivery of certain financial information; the absence of a material adverse effect on the Triage Business; the accuracy of specified representations and warranties of Abbott/Alere in the Triage Purchase Agreement and specified representations and warranties of the Company to be set forth in the definitive loan documents; the Lead Arrangers having been provided a specified period to syndicate the Financing, with the assistance of the Company as set forth in the Commitment Letter; and other customary closing conditions. The actual documentation governing the Financing has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the Commitment Letter.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, our reliance on development of new technologies, fluctuations in our operating results resulting from the timing of the onset, length and severity of cold and flu seasons, seasonality, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, adverse changes in competitive conditions in domestic and international markets, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, lower than anticipated market penetration of our products, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors, and changes in the healthcare market and consolidation of our customer base; our development and protection of proprietary technology rights; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our reliance on sales of our influenza diagnostics tests; our ability to manage our growth strategy, including our ability to effect strategic acquisitions including the acquisitions of the Triage Business and BNP Business (defined below) and to integrate companies or technologies we have acquired or may acquire including our ability to achieve anticipated synergies and process improvements; intellectual property risks, including but not limited to, infringement litigation; our inability to settle conversions of our Convertible Senior Notes in cash; the effect on our operating results from the trigger of the conditional conversion feature of our Convertible Senior Notes; the impact of restrictive covenants in our credit agreements and our ability to comply with these covenants, including our ability to incur additional indebtedness; the amount of, and our ability to repay, renew or extend, our outstanding debt and its impact on our operations and our ability to obtain financing; our ability to generate cash, including to service our debt; our need for additional funds to finance our capital or operating needs; the financial soundness of our customers and suppliers; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; adverse actions or delays in new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities or loss of any previously received regulatory approvals or clearances; changes in government policies; compliance with other government regulations, such as safe working conditions, manufacturing practices, environmental protection, fire hazard and disposal of hazardous substances; third-party reimbursement policies; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance and exposure to other litigation claims; interruption to our computer systems; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations and foreign currency exchange risk sharing arrangements, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into U.S. markets; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and the indenture governing our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; and our intention of not paying dividends. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the remainder of the 2017 fiscal year; the closing and the timing of the closing of our acquisitions of the Triage Business and the BNP Business and the source of funds relating thereto; projected capital expenditures for the remainder of the 2017 fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals and objectives; anticipated new product and development results; future commitments under existing research development agreements; the impact and timing of expected adoption of new accounting standards; that we will continue to make substantial expenditures for sales and marketing, manufacturing and research and development activities; that we may enter into additional foreign currency exchange risk sharing arrangements; our exposure to claims and litigation; and our intention to continue to evaluate new product lines, technology and acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report.

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
Recent Developments
On May 16, 2017, we acquired the InflammaDry® and AdenoPlus® diagnostic businesses from RPS Diagnostics (“RPS”) a developer and manufacturer of rapid, point-of-care (“POC”) diagnostic tests for the eye health and primary care markets, for approximately $14.0 million in cash. The InflammaDry and AdenoPlus products are rapid, lateral-flow based, POC products for the detection of infectious and inflammatory diseases and conditions of the eye. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.
On July 15, 2017, we entered into the Triage Purchase Agreement pursuant to which we agreed to acquire from Alere its cardiovascular and toxicology Triage® MeterPro business (the “Triage Business”). As aggregate consideration for the Triage Business, we will pay $400.0 million in cash at the closing of the acquisition (subject to an inventory adjustment as set forth in the Triage Purchase Agreement) and assume certain post-closing liabilities. Consummation of the transactions contemplated by the Triage Purchase Agreement is subject to a number of closing conditions, including approval of our acquisition of the Triage Business by the Federal Trade Commission (the “FTC”) and the European Commission (the “EC”) and other regulatory approvals. Abbott/Alere are divesting the Triage Business in connection with review by the FTC and the EC of the proposed merger of Alere into a wholly-owned subsidiary of Abbott, pursuant to which Alere will become a wholly-owned subsidiary of Abbott (the “Abbott/Alere Merger”), which remains subject to FTC and EC approvals and other regulatory approvals. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.
Also on July 15, 2017, we entered into the BNP Purchase Agreement pursuant to which we agreed to acquire from Alere assets and liabilities relating to Alere’s contractual arrangement with Beckman Coulter, Inc. for the supply by Alere of antibodies and other inputs related to, and distribution of, the Triage® BNP Test for the Beckman Coulter Access Family of Immunoassay Systems (the “BNP Business”). As aggregate consideration for the BNP Business, we will pay up to $40.0 million in cash (subject to an inventory adjustment as set forth in the BNP Purchase Agreement), payable in five annual installments of $8.0 million, the first of which will be paid approximately six months following the closing of the transactions contemplated by the BNP Purchase Agreement, and assume certain post-closing liabilities. Our acquisition of the BNP Business is subject to a number of closing conditions, including approval of our acquisition of the BNP Business by the FTC and EC and other regulatory approvals. Abbott/Alere are divesting the BNP Business in connection with review by the EC of the Abbott/Alere Merger. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.
Outlook
We continue to realize expansion of our Sofia footprint and molecular platforms. For the remainder of 2017, we will continue to focus on managing our business and delivering long-term sustainable growth through the creation of a broader-based diagnostic company serving our existing customers as well as targeting larger and faster growing markets. We will continue to invest in research and development, focused on expansion of our Sofia and molecular programs. In addition, we continue to invest in our commercial organization and related marketing programs, in support of recent product launches. We will focus on closing the proposed acquisitions of the Triage Business and the BNP Business (the “Proposed Acquisitions”) and will also continue to evaluate opportunities to acquire new product lines, technologies and companies that would enable us to expand more quickly.

Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Total Revenues
The following table compares total revenues for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	For the three months ended
	June 30,		Increase (Decrease)
	2017	2016	$	%
Immunoassays	$21,983	$21,848	$135	1%
Molecular	3,214	2,236	978	44%
Virology	9,218	9,861	(643)	(7)%
Specialty products	3,090	3,258	(168)	(5)%
Royalties, grants and other	762	1,930	(1,168)	(61)%
Total revenues	$38,267	$39,133	$(866)	(2)%
For the three months ended June 30, 2017, total revenue decreased to $38.3 million from $39.1 million in the prior period. The major driver was in the royalties, grants and other category. The decline in grant revenues associated with the amended Bill and Melinda Gates Foundation grant were fully recognized by the third quarter of 2016. The increase in our molecular revenues was driven by continued gains on our Solana platform. These increases were slightly offset by a decrease in virology and specialty products revenue. The virology decline was due primarily to a decline in the sales of respiratory products.
Cost of Sales
Cost of sales was $17.8 million, or 46% of total revenues, for the three months ended June 30, 2017 compared to $17.3 million, or 44% of total revenues, for the three months ended June 30, 2016. The increase in cost of sales was due to higher depreciation expense related to the increased number of Sofia and Solana instrument placements and costs associated with the integration of the InflammaDry and AdenoPlus diagnostic businesses acquired from RPS. These increases in cost of sales also contributed to the increase of cost of sales as a percentage of total revenues. Also impacting the increase in cost of sales as a percentage of revenues was the decrease in grant revenue as the revenues associated with the amended Bill and Melinda Gates Foundation grant were fully recognized in the third quarter of 2016.
Operating Expenses
The following table compares operating expenses for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	For the three months ended June 30,
	2017		2016
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$7,627	20%	$9,656	25%	$(2,029)	(21)%
Sales and marketing	$12,360	32%	$12,206	31%	$154	1%
General and administrative	$6,783	18%	$6,430	16%	$353	5%
Amortization of intangible assets from acquired businesses and technology	$2,390	6%	$2,290	6%	$100	4%
One-time acquisition costs	$2,379	6%	$252	1%	$2,127	844%
Research and Development Expense
Research and development expense for the three months ended June 30, 2017 decreased from $9.7 million to $7.6 million due primarily to a decrease in development spending for the Savanna MDx platform and reduced spending on clinical trials.

Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the three months ended June 30, 2017 increased from $12.2 million to $12.4 million compared with the prior year period, due primarily to the increased personnel and consulting costs associated with the InflammaDry and AdenoPlus diagnostic businesses acquired from RPS during the second quarter of 2017.
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2017 increased from $6.4 million to $6.8 million compared with the prior period, due primarily to higher incentive compensation expense. General and administrative expense primarily includes personnel costs, information technology, facilities and professional service fees.
Amortization of Intangible Assets from Acquired Businesses and Technology
Amortization of intangible assets from acquired businesses and technology for the three months ended June 30, 2017 increased from $2.3 million to $2.4 million due primarily to additional amortization of purchased technology associated with the InflammaDry and AdenoPlus diagnostic businesses acquired from RPS during the second quarter of 2017. Amortization expense consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our previous and current year acquisitions.
One-time Acquisition Costs
One-time acquisition costs for the three months ended June 30, 2017 increased from $0.3 million to $2.4 million compared with the prior year period. This increase is primarily attributable to professional services related to the Proposed Acquisitions.
Interest Expense, net
Interest expense primarily relates to accrued interest for the coupon and accretion of the discount on our 3.25% Convertible Senior Notes due 2020 (“Convertible Senior Notes”) issued in December 2014 and interest paid on our lease obligation associated with our San Diego McKellar facility. Interest expense was $2.8 million and $2.9 million for the three months ended June 30, 2017 and 2016, respectively.
Income Taxes
Our effective tax rate for the three months ended June 30, 2017 and 2016 was 14% and 34%, respectively. We recognized an income tax benefit of $2.0 million and $4.1 million for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate was lower for the three months ended June 30, 2017 due to the projected utilization of net operating loss and credit carryforwards available to offset 2017 domestic taxable income. The Company recorded a full valuation allowance against these tax attributes during 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016
Total Revenues
The following table compares total revenues for the six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	For the six months ended
	June 30,		Increase (Decrease)
	2017	2016	$	%
Immunoassays	$79,516	$54,351	$25,165	46%
Molecular	6,325	4,344	1,981	46%
Virology	19,214	20,701	(1,487)	(7)%
Specialty products	5,655	5,666	(11)	—%
Royalties, grants and other	1,249	4,392	(3,143)	(72)%
Total revenues	$111,959	$89,454	$22,505	25%
For the six months ended June 30, 2017, total revenue increased to $112.0 million from $89.5 million in the prior year. The Company realized increases in immunoassay revenues due primarily to growth in Influenza and Strep A products, bolstered by a robust cold and flu season. The increase in our molecular revenues was driven by continued gains on our Solana platform. These increases were partially offset by a decrease in virology product revenues as we see a trend of conversion to molecular. Royalties, grants and other revenue decreased as the revenues associated with the amended Bill and Melinda Gates Foundation grant were fully recognized by the third quarter of 2016.
Cost of Sales
Cost of sales was $41.3 million, or 37% of total revenues, for the six months ended June 30, 2017 compared to $36.6 million, or 41% of total revenues, for the six months ended June 30, 2016. The increase in cost of sales was due to higher revenues and the decrease in cost of sales as a percentage of total revenues was primarily driven by favorable product mix, with higher Influenza and molecular product sales in the same period as compared to the prior year.
Operating Expenses
The following table compares operating expenses for the six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	For the six months ended June 30,
	2017		2016
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	15,502	14%	22,363	25%	$(6,861)	(31)%
Sales and marketing	25,915	23%	24,523	27%	$1,392	6%
General and administrative	13,903	12%	13,600	15%	$303	2%
Amortization of intangible assets from acquired businesses and technology	4,681	4%	4,509	5%	$172	4%
One-time acquisition costs	2,431	2%	371	—%	$2,060	555%
Research and Development Expense
Research and development expense for the six months ended June 30, 2017 decreased from $22.4 million to $15.5 million due primarily to a decrease in development spending for the Savanna MDx platform and reduced spending on clinical trials.
Research and development expenses include direct external costs such as fees paid to consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.

Sales and Marketing Expense
Sales and marketing expense for the six months ended June 30, 2017 increased $1.4 million to $25.9 million compared with the prior year period, due primarily to the increased personnel and consulting costs associated with the InflammaDry and AdenoPlus diagnostic businesses acquired from RPS.
General and Administrative Expense
General and administrative expense for the six months ended June 30, 2017 increased from $13.6 million to $13.9 million compared with the prior year period, due primarily to higher incentive compensation expense. General and administrative expense primarily includes personnel costs, information technology, facilities and professional service fees.
Amortization of Intangible Assets from Acquired Businesses and Technology
Amortization of intangible assets from acquired businesses and technology for the six months ended June 30, 2017 increased from $4.5 million to $4.7 million due primarily to additional amortization of purchased technology associated with the InflammaDry and AdenoPlus diagnostic businesses acquired from RPS during the second quarter of 2017. Amortization expense consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our previous and current year acquisitions.
One-time Acquisition Costs
One-time acquisition costs for the six months ended June 30, 2017 increased from $0.4 million to $2.4 million compared with the prior year period. This increase is primarily attributable to professional services related to the Proposed Acquisitions.
Interest Expense, net
Interest expense primarily relates to accrued interest for the coupon and accretion of the discount on our Convertible Senior Notes issued in December 2014 and interest paid on our lease obligation associated with our San Diego McKellar facility. Interest expense was flat to the prior year at $5.6 million for the six months ended June 30, 2017.
Income Taxes
For the six months ended June 30, 2017 and 2016, we recognized an income tax expense of $0.2 million and an income tax benefit of $6.8 million, respectively. Our effective tax rates for the six months ended June 30, 2017 and 2016 was 6% and 38%, respectively. For the six months ended June 30, 2017, the effective tax rate was lower primarily due to the projected utilization of net operating loss and credit carryforwards available to offset 2017 domestic taxable income. The Company recorded a full valuation allowance against these tax attributes during 2016.
Liquidity and Capital Resources
As of June 30, 2017 and December 31, 2016, the principal sources of liquidity consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$175,048	$169,508
Working capital including cash and cash equivalents	$193,926	$191,782

As of June 30, 2017, we had $175.0 million in cash and cash equivalents, a $5.5 million increase from December 31, 2016. Our cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. We will also require financing for the Proposed Acquisitions, as discussed below. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt, or issue additional equity, to successfully complete the transactions.
Our primary source of liquidity, other than our holdings of cash and cash equivalents, has been cash flows from operations. Cash generated from operations provides us with the financial flexibility we need to meet normal operating, investing, and financing needs. We anticipate that our current cash and cash equivalents, together with cash provided by operating activities will be sufficient to fund our near term capital and operating needs for at least the next 12 months apart from the financing of the Proposed Acquisitions. Normal operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital apart from the financing of the Proposed Acquisitions, which are subject to change, include expenditures related to:

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
In December 2014, we issued Convertible Senior Notes in the aggregate principal amount of $172.5 million. The Convertible Senior Notes have a coupon rate of 3.25% and are due 2020. The Convertible Senior Notes were not convertible as of June 30, 2017. For detailed information of the terms of the Convertible Senior Notes, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, which is incorporated by reference herein.
As of June 30, 2017, we have $4.7 million in fair value of contingent considerations associated with prior acquisitions to be settled in future periods.

In January 2016, our board of directors authorized an amendment to replenish the amount available to repurchase up to an aggregate of $50.0 million in shares of common stock or Convertible Senior Notes under our share repurchase program. Approximately $35.0 million remains under the share repurchase program as of June 30, 2017.

In July 2017, we entered into the Triage Purchase Agreement and BNP Purchase Agreement for the Triage Business and the BNP Business, respectively. To obtain financing for the acquisition of the Triage Business, the Company also entered into a commitment letter (the “Commitment Letter”) with certain initial lenders and other parties. The Commitment Letter provides that, in connection with the transactions contemplated by the Triage Purchase Agreement and subject to the conditions set forth in the Commitment Letter, the initial lenders will provide to the Company a $245.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan, the “Financing”). The Company intends to use, along with cash on hand, the proceeds of the Term Loan and a portion of the Revolving Credit Facility to pay the consideration for the Triage Business and associated fees and costs for the Proposed Acquisitions. The Proposed Acquisitions and the Commitment Letter are described in more detail in Note 12: Subsequent Events of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

The Financing will be guaranteed by certain subsidiaries of the Company and will be secured by liens on certain assets of the Company and of the guarantors. Incurrence of the additional indebtedness in the Financing could have certain consequences, including the following:

•
the portion of our cash flow from operating activities that is dedicated to the payment of interest and principal on such indebtedness will reduce the funds available to us for working capital, capital expenditures, research and development and other uses and may limit our ability to engage in acts that may be in our long-term best interests;

•	our ability to obtain financing for other purposes, if needed, would be impacted;

•	as this indebtedness will be at variable rates of interest, we are vulnerable to higher interest expense in the event of increases in market interest rates;

•
the agreements relating to the Financing will contain financial and restrictive covenants that may significantly limit our operations or our ability to engage in certain transactions and our failure to comply with such restrictions may result in acceleration of the debt and a cross default to other debt which we could be unable to repay when due; and

•
to the extent that our assets and those of our subsidiaries secure the Financing, such assets are at risk and our flexibility with respect to such assets will be limited and if we default under the Financing agreements, the lenders could take possession of and foreclose on the pledged collateral securing the indebtedness.

We expect our revenue and operating expenses will significantly impact our cash management decisions. Our future capital requirements and the adequacy of our available funds to service our long-term debt and to fund working capital expenditures and business development efforts will depend on many factors, including:

•	our ability to successfully realize revenue growth from our new technologies and create innovative products in our markets;

•	our outstanding debt and covenant restrictions;

•	leveraging our operating expenses to realize operating profits as we grow revenue;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

	Six months ended June 30,
	2017	2016
Net cash provided by (used for) operating activities:	$24,007	$(2,456)
Net cash used for investing activities:	(22,725)	(10,518)
Net cash provided by (used for) financing activities:	4,247	(22,920)
Effect of exchange rates on cash	11	(10)
Net increase (decrease) in cash and cash equivalents	$5,540	$(35,904)
Cash provided by operating activities was $24.0 million during the six months ended June 30, 2017. The major contributors to operating cash flows during the six months ended June 30, 2017 were a net income of $2.4 million, a net working capital contribution of $3.4 million and the add back of non-cash items of $18.4 million associated with depreciation, amortization and stock-based compensation. For the six months ended June 30, 2016, cash used by operating activities was $2.5 million. The major contributors to the use of cash during the six months ended June 30, 2016 were a net loss $11.3 million, a change in deferred tax assets and liabilities of $7.2 million and a net working capital use of $0.6 million. Offsetting this use of cash was the add back of non-cash items of $19.4 million related to depreciation, amortization and stock based compensation.
Our investing activities used $22.7 million during the six months ended June 30, 2017 primarily for the acquisition of the InflammaDry and AdenoPlus diagnostic businesses from RPS, as more fully described in Note 11 in the Notes to the Consolidated Financial Statements for approximately $14.0 million. Additionally, we used $8.1 million on production equipment, building improvements, Sofia and Solana instruments available for lease and intangible assets. Our investing activities used $10.5 million during the six months ended June 30, 2016, with $5.1 million of net cash used for the acquisition of Immutopics, Inc. In addition, we used cash for investing activities associated with the acquisition of production equipment, building improvements and Sofia and Solana instruments available for lease.
We are currently planning approximately $8.7 million in capital expenditures for the remainder of 2017. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, and to implement facility improvements. We plan to fund these capital expenditures with the cash on our balance sheet.
Cash provided by financing activities was $4.2 million during the six months ended June 30, 2017 and was primarily related to proceeds from the issuance of common stock of $5.3 million, partially offset by repurchases of common stock of $0.5 million and payments on acquisition-related contingencies of $0.5 million. Cash used by financing activities was $22.9 million during the six months ended June 30, 2016, of which $20.1 million was used for repurchases of common stock primarily related to our share repurchase program, and $4.5 million was used for the repurchase of Convertible Senior Notes. These amounts were partially offset by proceeds from the issuance of common stock of $2.1 million.
Seasonality
Sales of our infectious disease products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and typically have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our infectious disease products have varied from year to year based in large part on the severity, length and timing of the onset of the cold and flu seasons.

Off-Balance Sheet Arrangements
At June 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recent Accounting Pronouncements
Information about recently adopted and proposed accounting pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report under the heading “Recent Accounting Pronouncements” and is incorporated by reference herein.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, stock-based compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we periodically evaluate our placement of investments, as of June 30, 2017, our cash and cash equivalents were placed in funds held in government money market accounts and commercial paper.
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
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.    Legal Proceedings
The information set forth in the section entitled “Legal” under Note 9 of the Notes to the Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report, is incorporated herein by reference.
ITEM 1A.    Risk Factors
Except as described below, there has been no material change in our risk factors as previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2017 and our Annual Report on Form 10-K for the year ended December 31, 2016. For a detailed description of risk factors, refer to Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the period ended March 31, 2017 and Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016.
The Proposed Acquisitions of Alere’s Triage® and BNP businesses are subject to uncertainties and may present certain risks to Quidel’s business and operations.
Our ability to successfully consummate the Proposed Acquisitions is subject to conditions and uncertainties, including, among others: (i) the consummation of the transactions contemplated by the merger agreement by and among third parties Alere and Abbott, (ii) no law or judgment (whether temporary, preliminary or permanent) shall have been promulgated, entered, enforced, enacted or issued by any governmental authority, including a court, that remains in effect and that prohibits, enjoins or makes illegal the consummation of the acquisitions, and (iii) other customary closing conditions. Alere is divesting the businesses proposed to be acquired by us in connection with review by the FTC and the EC of the proposed merger between Abbott and Alere, which remains subject to FTC and EC approvals and other regulatory approvals. The Proposed Acquisitions are also subject to approval by the FTC and the EC and other regulatory approvals.
We entered into the Commitment Letter to fund the acquisition of the Triage Business (the “Triage Acquisition”). The Commitment Letter provides for a $245.0 million senior secured term loan facility and a $25.0 million revolving credit facility and is subject to various conditions set forth in the Commitment Letter, including: consummation of the Triage Acquisition; the negotiation and execution of definitive documentation consistent with the Commitment Letter; the delivery of certain financial information; the absence of a material adverse effect on the Triage Business; the accuracy of specified representations and warranties of Alere and Abbott in the Triage Acquisition agreement and specified representations and warranties of the Company to be set forth in the definitive loan documents. If we cannot satisfy these conditions or the conditions of the credit markets deteriorate, our ability to fund the Triage Acquisition on acceptable terms would be materially and adversely impacted.
If the Proposed Acquisitions are not consummated because we or third parties fail to satisfy the various conditions described above, or otherwise, in a timely manner or at all, our ongoing business may be adversely affected, including as follows:

•	we would likely experience negative reactions from the financial markets, including decreases in the market price of our common stock;

•	we may experience negative reactions from employees, suppliers or customers, which may in turn affect our ongoing business;

•	we may be subject to legal proceedings related to the proposed transactions or the failure to complete the proposed transactions; and

•
we will nonetheless remain liable for costs and expenses that we have incurred related to the proposed acquisitions, which costs and expenses are significant and continuing costs and expenses are also expected to be significant.

In addition, the consummation of the Proposed Acquisitions may present additional risks, including, among other things, as follows:

•	we may be unable to retain the distributors, suppliers, customers and employees of the Triage Business and the BNP Business;

•
management's attention and other Company resources may be focused on the Proposed Acquisitions instead of on day-to-day management activities, including pursuing other opportunities beneficial to the Company;

•
we may be unable to integrate successfully or efficiently our businesses and workforces with those of the acquired businesses and any or all of the anticipated synergies or process improvements of the Proposed Acquisitions may not be realized;

•	we will incur substantial additional indebtedness as a result of the Financing anticipated to be obtained to fund the Proposed Acquisitions;

•	we may not be able to successfully or efficiently manage our foreign expansion, and the acquired businesses will increase our exposure or risks related to foreign markets;

•
the agreements relating to the acquisition Financing will contain restrictive covenants that could significantly impact our ability to operate our business and failure to satisfy such covenants could result in acceleration of such indebtedness and cross-defaults on other indebtedness;

•
the indebtedness that we will incur as a result of the acquisition Financing will be guaranteed by certain of our subsidiaries and will be secured by liens on certain of our assets and those of the guarantors;

•
the indebtedness will require us to use cash to pay the principal of and interest on our indebtedness, thereby reducing the amount of cash available for other purposes, and may limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, stock repurchases or other general corporate and other purposes;

•
we may be subject to claims, litigation, other legal proceedings and liabilities in connection with the businesses and assets to be acquired in the Proposed Acquisitions, some of which may not be covered in full, if at all, by the indemnification provisions provided for in the Proposed Acquisition agreements, and even if indemnified, may be disruptive to our business;

•	we may incur substantial unexpected acquisition-related costs;

•	we may be unable to attract and retain management personnel and other key employees;

•
we may not be able to receive required regulatory approvals or clearances relating to the acquired businesses or in connection with the transactions, or may lose previously received regulatory approvals or clearances; and

•
completion of the Proposed Acquisitions may trigger assignment or other provisions in certain commercial contracts to which Alere is a party, such that counterparties may potentially have the right to terminate the contracts.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2017.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 3, 2017 - April 30, 2017	—	$—	—	$35,006,981
May 1, 2017 - May 28, 2017	2,041	24.77	—	35,006,981
May 29, 2017 - July 2, 2017	—	—	—	35,006,981
Total	2,041	$24.77	—	$35,006,981
(1) We withheld 2,041 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain RSUs during the three months ended June 30, 2017.

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
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1	Triage Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 17, 2017.)
10.2	BNP Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on July 17, 2017.)
10.3
Commitment Letter dated July 15, 2017 by and among the Company, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as the Initial Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (or any of its designated affiliates) and JPMorgan, as the Lead Arrangers. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on July 17, 2017.)

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

Date: July 27, 2017	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 21, 2012.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1	Triage Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 17, 2017.)
10.2	BNP Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on July 17, 2017.)
10.3
Commitment Letter dated July 15, 2017 by and among the Company, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as the Initial Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (or any of its designated affiliates) and JPMorgan, as the Lead Arrangers. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on July 17, 2017.)

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