Form 10-Q
period 2017-09-30
QUIDEL CORP /DE/
filed 2017-11-02
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2017, 33,996,891 shares of the registrant's common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$172,994	$169,508
Accounts receivable, net	41,575	24,990
Inventories	23,429	26,045
Prepaid expenses and other current assets	6,477	4,851
Total current assets	244,475	225,394
Property, plant and equipment, net	50,035	50,858
Goodwill	91,433	83,834
Intangible assets, net	27,364	27,639
Other non-current assets	514	525
Total assets	$413,821	$388,250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,657	$16,047
Accrued payroll and related expenses	9,771	9,642
Current portion of lease obligation	122	98
Current portion of contingent consideration	4,324	2,826
Other current liabilities	9,061	4,999
Total current liabilities	38,935	33,612
Long-term debt	148,469	144,340
Lease obligation, net of current portion	3,885	3,979
Contingent consideration—non-current	356	2,349
Deferred tax liability—non-current	166	58
Income taxes payable	1,124	1,045
Deferred rent	1,685	1,965
Other non-current liabilities	317	272
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $.001 par value per share; 97,500 shares authorized; 33,984 and 32,897 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	34	33
Additional paid-in capital	226,186	204,905
Accumulated other comprehensive loss	(4)	(53)
Accumulated deficit	(7,332)	(4,255)
Total stockholders’ equity	218,884	200,630
Total liabilities and stockholders’ equity	$413,821	$388,250
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total revenues	$50,894	$49,341	$162,853	$138,795
Costs and expenses
Cost of sales (excludes amortization of intangible assets of $1,877, $1,590, $5,122 and $4,770, respectively)	19,391	17,728	60,716	54,295
Research and development	7,468	8,801	22,970	31,164
Sales and marketing	12,898	11,853	38,813	36,376
General and administrative	6,580	6,364	20,483	19,964
Amortization of intangible assets from acquired businesses and technology	2,503	2,273	7,184	6,782
Acquisition and integration costs	4,591	197	7,022	568
Total costs and expenses	53,431	47,216	157,188	149,149
Operating (loss) income	(2,537)	2,125	5,665	(10,354)
Interest expense, net	(2,784)	(3,006)	(8,387)	(8,619)
Loss before income taxes	(5,321)	(881)	(2,722)	(18,973)
Provision (benefit) for income taxes	204	(309)	355	(7,115)
Net loss	$(5,525)	$(572)	$(3,077)	$(11,858)
Basic and diluted loss per share	$(0.16)	$(0.02)	$(0.09)	$(0.36)
Shares used in basic and diluted per share calculation	33,913	32,673	33,538	32,645
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(5,525)	$(572)	$(3,077)	$(11,858)
Other comprehensive income (loss), net of tax
Changes in cumulative translation adjustment	14	3	49	1
Comprehensive loss	$(5,511)	$(569)	$(3,028)	$(11,857)
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(3,077)	$(11,858)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation, amortization and other	17,813	17,597
Stock-based compensation expense	5,938	5,820
Amortization of debt discount and deferred issuance costs	4,129	4,266
Change in deferred tax assets and liabilities	101	(7,375)
Change in fair value of acquisition contingencies	—	(589)
Gain on extinguishment of Convertible Senior Notes	—	(421)
Changes in assets and liabilities:
Accounts receivable	(16,582)	(7,464)
Inventories	2,751	3,544
Income taxes receivable	(1,123)	(248)
Prepaid expenses and other current and non-current assets	(667)	(1,047)
Restricted cash	—	63
Accounts payable	2,128	984
Accrued payroll and related expenses	982	(1,867)
Income taxes payable	78	(12)
Deferred grant revenue	—	(3,658)
Other current and non-current liabilities	4,013	(2,541)
Net cash provided by (used for) operating activities:	16,484	(4,806)
INVESTING ACTIVITIES:
Acquisitions of property, equipment and intangibles	(12,767)	(7,860)
Acquisition of businesses, net of cash acquired	(14,388)	(5,061)
Net cash used for investing activities:	(27,155)	(12,921)
FINANCING ACTIVITIES:
Payments on lease obligation	(70)	(433)
Repurchases of common stock	(541)	(20,096)
Repurchases of Convertible Senior Notes	—	(4,459)
Proceeds from issuance of common stock	15,246	4,821
Payments on acquisition contingencies	(498)	(207)
Net cash provided by (used for) financing activities:	14,137	(20,374)
Effect of exchange rates on cash	20	(7)
Net increase (decrease) in cash and cash equivalents	3,486	(38,108)
Cash and cash equivalents, beginning of period	169,508	191,471
Cash and cash equivalents, end of period	$172,994	$153,363

	Nine months ended September 30,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,279	$3,331
Income taxes paid	$1,259	$459
NON-CASH INVESTING ACTIVITIES:
Purchase of property, equipment and intangibles by incurring current liabilities	$653	$1,866
NON-CASH FINANCING ACTIVITIES:
Reduction of other current liabilities upon issuance of restricted share units	$903	$539

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
The information at September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2017 and 2016, the Company’s fiscal year will end or has ended on December 31, 2017 and January 1, 2017, respectively. For 2017 and 2016, the Company’s third quarter ended on October 1, 2017 and October 2, 2016, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and nine month periods ended September 30, 2017 and 2016 each included 13 and 39 weeks, respectively.
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
Revenue Recognition
The Company records revenues primarily from product sales. These revenues are recorded net of rebates and other discounts. These rebates and discounts are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenues from product sales are recorded upon passage of title and risk of loss to the customer. Passage of title to the product and recognition of revenue occurs upon delivery to the customer when sales terms are free on board (“FOB”) destination and at the time of shipment when the sales terms are FOB shipping point and there is no right of return.
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

Royalty revenue from the grant of license rights is recognized during the period in which the revenue is earned and the amount is determinable from the licensee.
The Company earns income from grants for research and commercialization activities. On November 6, 2012, the Company was awarded a milestone-based grant totaling up to $8.3 million from the Bill and Melinda Gates Foundation to develop, manufacture and validate a quantitative, low-cost, nucleic acid assay for HIV drug treatment monitoring on the integrated Savanna MDx platform for use in limited resource settings. Upon execution of the grant agreement, the Company received $2.6 million to fund subsequent research and development activities and received milestone payments totaling $2.5 million in 2013. On September 10, 2014, the Company entered into an amended grant agreement with the Bill and Melinda Gates Foundation for additional funding of up to $12.6 million in order to accelerate the development of the Savanna MDx platform in the developing world. Upon execution of the amended grant agreement, the Company received $10.6 million in cash. The Company received payments of $2.4 million in April 2015 and $2.8 million in July 2016 based on milestone achievements for both the original and the amended grant agreements. Under the original and amended grant agreements, the Company recognized grant revenue on the basis of the lesser of the amount recognized on a proportional performance basis or the amount of cash payments that were non-refundable as of the end of each reporting period. The Company recognized $3.8 million and $6.5 million as grant revenue for the three and nine months ended September 30, 2016, respectively. Cash payments received were restricted as to use until expenditures contemplated in the grant were incurred or committed. As of September 30, 2016 all payment related milestones were achieved and all of the grant revenue of $20.9 million was fully recognized. As such, the Company recognized no grant revenue during the nine months ended September 30, 2017.
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
Reclassifications
The Company recorded immaterial reclassifications of acquisition and integration costs totaling $0.2 million and $0.6 million for three and nine months ended September 30, 2016, respectively, from general and administrative expense as previously reported in the Consolidated Statements of Operations to conform to current year presentation. The Company believes these reclassifications provide greater clarity and insight into the consolidated financial statements for the periods presented. The reclassification did not impact the net loss as previously reported or any prior amounts reported on the Consolidated Balance Sheets, Statements of Cash Flows or Statements of Comprehensive Loss.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition (“ASU 2014-09”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has issued several amendments to the new standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses and principal vs. agent considerations. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein.
The Company has assigned internal resources to assist in the adoption of the new standard and is evaluating the impact of the new standard on its accounting policies, processes and system requirements. The Company has begun the process of identifying, categorizing and analyzing its various revenue streams, but has not yet completed its assessment of the impact. The Company will continue to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on the Consolidated Financial Statements and related disclosures throughout the remainder of 2017. The Company will adopt the new standard beginning January 2018.
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
In March 2016, the FASB issued guidance codified in ASU 2016-09 (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance includes provisions to simplify several aspects of accounting for share-based payment transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liability and classification on the statement of cash flows. ASU 2016-09 includes a requirement that the tax effect related to the settlement of share-based awards be recorded within income tax expense or benefit in the income statement. The simplification of income tax accounting for share-based payment transactions also impacts the computation of weighted-average diluted shares outstanding under the treasury stock method. The Company adopted ASU 2016-09 in the first quarter of 2017 and the impact of the adoption resulted in the following:

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
Note 2. Computation of Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding, including restricted stock units (“RSUs”) vested during the period. Diluted earnings per share (“EPS”) is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock options, RSUs and the 3.25% Convertible Senior Notes due 2020 (“Convertible Senior Notes”). Potentially dilutive common shares from outstanding stock options and unvested RSUs are determined using the average share price for each period under the treasury stock method. As discussed in Note 6, it is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in cash or shares of common stock (“conversion premium”). The Convertible Senior Notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the notes.

The following table reconciles the weighted-average shares used in computing basic and diluted earnings (loss) per share in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares used in basic loss per share (weighted-average common shares outstanding)	33,913	32,673	33,538	32,645
Effect of potentially dilutive shares issuable from stock options, restricted stock units and Convertible Senior Notes	—	—	—	—
Shares used in diluted loss per share calculation	33,913	32,673	33,538	32,645
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	—	1,856	1,121	2,892
Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
Additionally, the number of potentially dilutive shares issuable under the stock options, RSUs and Convertible Senior Notes that would have been included in the diluted EPS calculation if the Company had earnings amounted to 1.8 million and 1.2 million for the three and nine months ended September 30, 2017, respectively. The number of stock options and RSUs that would have been included in the diluted EPS calculation if the Company had earnings amounted to 0.9 million and 0.8 million for the three and nine months ended September 30, 2016, respectively. No conversion premium existed on the Convertible Senior Notes as of September 30, 2016; therefore, there was no dilutive impact from the Convertible Senior Notes to diluted EPS during the three and nine months ended September 30, 2016.
Note 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following, net of reserves of $0.4 million and $0.7 million at September 30, 2017 and December 31, 2016, respectively (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$9,533	$9,297
Work-in-process (materials, labor and overhead)	7,839	7,990
Finished goods (materials, labor and overhead)	6,057	8,758
Total inventories	$23,429	$26,045
Note 4. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Customer incentives	$6,256	$3,766
Accrued interest	1,586	227
Other	1,219	1,006
Total other current liabilities	$9,061	$4,999
Note 5. Income Taxes
The Company recognized income tax expense of $0.2 million and an income tax benefit of $0.3 million for the three months ended September 30, 2017 and 2016, respectively. The Company recognized income tax expense of $0.4 million and an income tax benefit of $7.1 million for the nine months ended September 30, 2017 and 2016, respectively. For the three and nine months ended September 30, 2017, the Company recorded income tax expense compared to an income tax benefit in the same periods of 2016 as no tax benefit was provided for losses incurred in United States Federal and certain state jurisdictions because those losses are offset by a full valuation allowance and the Company has recorded tax expense for foreign jurisdictions and certain state jurisdictions during this time period.
In interim periods when a small change in forecasted information results in a significant change to the estimated annual effective tax rate and the income tax expense or benefit for an interim period, a discrete effective tax rate method may provide a more reliable estimate than applying the annual effective tax rate method to the year-to-date loss. The discrete method of calculating the Company's estimated effective tax rate and income tax expense or benefit uses actual results for the interim period(s), instead of forecasted information. For the third quarter of 2017, the Company used the discrete effective tax rate method to calculate the income tax expense.
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
Note 6. Debt

Convertible Senior Notes
In December 2014, the Company issued $172.5 million aggregate principal amount of its Convertible Senior Notes. Debt issuance costs of approximately $5.1 million were primarily comprised of underwriters fees, legal, accounting and other professional fees, of which $4.2 million were capitalized and are recorded as a reduction to long-term debt and are being amortized using the effective interest method to interest expense over the six-year term of the Convertible Senior Notes. The remaining $0.9 million of debt issuance costs were allocated as a component of equity in additional paid-in capital. Deferred issuance costs related to the Convertible Senior Notes were $2.3 million and $2.8 million as of September 30, 2017 and December 31, 2016, respectively.
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
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. The Convertible Senior Notes mature on December 15, 2020. During the nine months ended September 30, 2017 and 2016, the Company recorded total interest expense of $8.2 million related to the Convertible Senior Notes, of which $4.1 million related to the amortization of the debt discount and issuance costs and $4.1 million related to the coupon due semi-annually.

If a fundamental change, as defined in the indenture for the Convertible Senior Notes, such as an acquisition, merger or liquidation of the Company, occurs prior to the maturity date, subject to certain limitations, holders of the Convertible Senior Notes may require the Company to repurchase all or a portion of their Convertible Senior Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
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
During the nine months ended September 30, 2016, the Company repurchased and retired $5.2 million in principal amount of the outstanding Convertible Senior Notes. The aggregate cash used for the transaction was $4.5 million. The repurchase resulted in a reduction in debt of $4.4 million and a reduction in additional paid-in capital of $0.5 million with a gain on extinguishment of Convertible Senior Notes of $0.4 million included in interest expense, net in the Consolidated Statements of Operations. The Company made no repurchases in principal amount of the outstanding Convertible Senior Notes during the nine months ended September 30, 2017.
The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	September 30, 2017	December 31, 2016
Principal amount of Convertible Senior Notes outstanding	$167,314	$167,314
Unamortized discount of liability component	(16,587)	(20,221)
Unamortized debt issuance costs	(2,258)	(2,753)
Net carrying amount of liability component	148,469	144,340
Less: current portion	—	—
Long-term debt	$148,469	$144,340
Carrying value of equity component, net of issuance costs	$29,211	$29,211
Fair value of outstanding Convertible Senior Notes	$253,765	$165,223
Remaining amortization period of discount on the liability component	3.3 years	4.0 years
As a policy election under applicable guidance related to the calculation of diluted net EPS, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the Convertible Senior Notes. The Convertible Senior Notes were not convertible as of September 30, 2017 and 2016; therefore there was no dilutive impact during the three and nine months ended September 30, 2017 and 2016. If the Convertible Senior Notes were converted as of September 30, 2017, the if-converted value would not exceed the principal amount.

Senior Credit Agreement
On October 6, 2017, the Company entered into a Credit Agreement (the “Credit Agreement”), which provided the Company with a $245.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million revolving credit facility (the “Revolving Credit Facility”), together (the “Senior Credit Facility”). The Term Loan and the Revolving Credit Facility will mature on October 6, 2022. On the closing date of the Credit Agreement, the Company borrowed the entire amount of the Term Loan and $10.0 million under the Revolving Credit Facility. The Company used the proceeds of the Term Loan along with its cash on hand, to pay (i) the consideration for the cardiovascular and toxicology Triage® MeterPro business (“Triage Business”) and (ii) the fees and expenses incurred in connection with the acquisition of the Triage Business and the Triage® BNP Test for the Beckman Coulter Access Family of Immunoassay Systems (the “BNP Business”). See Note 12 for further discussion of the acquisition of the Triage Business and BNP Business.
The Credit Agreement includes an accordion feature that allows the facility to be increased by $50.0 million upon the satisfaction of certain conditions. The Financing is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets. If the Company does not consummate a sale leaseback transaction with respect to the Summers Ridge property acquired as part of the Triage Business within 180 days of the closing of the Credit Agreement, the Company will also be required to grant the Lenders a mortgage on the real property associated with the Summers Ridge property.
Loans under the Credit Agreement will bear interest at a rate equal to (i) the London Interbank Offered Rate (“LIBOR”) plus the “applicable rate” or (ii) the “base rate” (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus one-half of one percent and (c) LIBOR plus one percent) plus the “applicable rate.” The initial applicable rate will be 2.50% per annum for base rate loans and 3.50% per annum for LIBOR rate loans, and thereafter will be determined in accordance with a pricing grid based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) ranging from 2.50% to 3.50% per annum for LIBOR rate loans and from 1.50% to 2.50% per annum for base rate loans. In addition, the Company will pay a commitment fee on the unused portion of the Credit Agreement based on the Company’s Consolidated Leverage Ratio ranging from 0.10% to 0.50% per annum.
The Term Loan is subject to quarterly amortization of the principal amount on the last business day of each fiscal quarter of the Company (commencing on March 30, 2018) in such amounts as are set forth in the Credit Agreement. The Term Loan and the Revolving Credit Facility will mature on October 6, 2022, provided that if any of the Company’s 3.25% Convertible Senior Notes due 2020 (the “Convertible Senior Notes”) remain outstanding on the date that is 91 days prior to the maturity date of the Convertible Senior Notes and the Company has not satisfied certain Refinancing Conditions (as defined in the Credit Agreement), then the maturity date for the Term Loan and the Revolving Credit Facility will be the date that is 91 days prior to the maturity date of the Convertible Senior Notes.
The Company must prepay loans outstanding under the Credit Agreement in an amount equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) for each fiscal year (commencing with fiscal 2018) less any amount voluntarily prepaid during such fiscal year, but only if the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) as of the last day of such fiscal year is greater than or equal to 1.25 to 1.00. The Company must also prepay loans outstanding under the Credit Agreement in an amount equal to 100% of the Net Cash Proceeds (as defined in the Credit Agreement) from (i) certain property dispositions and (ii) the receipt of certain other amounts not in the ordinary course of business, in each case, if not reinvested within a specified time period as contemplated in the Credit Agreement, and with a carve out of up to 30% of the Net Cash Proceeds of the contemplated sale leaseback transaction relating to the Company’s Summers Ridge property to the extent the excluded amounts are used for specified purposes.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter for the most recently completed four fiscal quarters of (a) 5.00 to 1.00 for the fiscal quarter ending December 31, 2017, (b) 4.25 to 1.00 for the fiscal quarters ending March 31, 2018 through December 31, 2018 and (c) 3.50 to 1.00 for the fiscal quarter ending March 31, 2019 and each fiscal quarter thereafter; and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters.
Note 7. Stockholders’ Equity
Issuances and Repurchases of Common Stock
The Company issued 99,669 shares of common stock in conjunction with the vesting and release of RSUs, 954,527 shares of common stock upon the exercise of stock options and 58,099 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $15.2 million during the nine months ended September 30, 2017. The Company repurchased no shares of common stock under its previously announced share repurchase program during nine months ended September 30, 2017. The Company withheld

25,079 shares of outstanding common stock in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain RSUs of approximately $0.5 million during the nine months ended September 30, 2017. The Company repurchased 1,152,386 shares of common stock under its previously announced share repurchase program for approximately $19.6 million during the nine months ended September 30, 2016. The Company withheld 25,699 shares of outstanding common stock in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain RSUs of approximately $0.4 million during the nine months ended September 30, 2016. As of September 30, 2017, there was $35.0 million available under the Company’s share repurchase program.
Stock-Based Compensation
The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2017	2016	2017	2016
Cost of sales	$117	$129	$354	$498
Research and development	396	365	1,212	1,006
Sales and marketing	434	376	1,341	645
General and administrative	932	864	3,031	3,671
Total stock-based compensation expense	$1,879	$1,734	$5,938	$5,820
Total compensation expense recognized for the three and nine months ended September 30, 2017 includes $1.0 million and $3.1 million related to stock options and $0.9 million and $2.8 million related to RSUs. Total compensation expense recognized for the three and nine months ended September 30, 2016 includes $1.1 million and $3.5 million related to stock options and $0.6 million and $2.3 million related to RSUs. As of September 30, 2017, total unrecognized compensation expense related to non-vested stock options was $5.3 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years. As of September 30, 2017, total unrecognized compensation expense related to non-vested restricted stock was $6.1 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and nine months ended September 30, 2017 or 2016.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Nine months ended September 30,

	2017	2016
Risk-free interest rate	2.31%	1.47%
Expected option life (in years)	6.63	6.59
Volatility rate	36%	36%
Dividend rate	—%	—%
The weighted-average fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was $8.71 and $5.97, respectively. The Company granted 253,844 and 670,733 stock options during the nine months ended September 30, 2017 and 2016, respectively. The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the nine months ended September 30, 2017 and 2016 was $21.61 and $16.06, respectively. The Company granted 335,716 and 182,425 shares of restricted stock during the nine months ended September 30, 2017 and 2016, respectively.
Note 8. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented $21.6 million (13%) and $23.1 million (17%) of total revenue for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, balances due from foreign customers were $4.7 million and $6.8 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Nine months ended September 30,

	2017	2016
Customer:
A	21%	16%
B	21%	14%
C	13%	13%
	55%	43%
As of September 30, 2017 and December 31, 2016, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $34.2 million and $13.9 million, respectively.
Note 9. Commitments and Contingencies
Legal
The Company is involved in various claims and litigation matters from time to time in the ordinary course of business. Management believes that all such current legal actions, in the aggregate, will not have a material adverse effect on the Company. The Company also maintains insurance, including coverage for product liability claims, in amounts which management believes are appropriate given the nature of its business. No accruals have been recorded as of September 30, 2017 or as of December 31, 2016 related to such matters as they are not probable and/or reasonably estimable.
Licensing Arrangements
The Company has entered into various licensing and royalty agreements, which largely require payments by the Company based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of approximately $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively. The Company had royalty and license expenses relating to those agreements of approximately $0.5 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.
Research and Development Agreements
The Company has entered into various research and development agreements that provide it with rights to develop, manufacture and market products using the intellectual property and technology of its collaborative partners. Under the terms of certain of these agreements, the Company is required to make periodic payments based on achievement of certain milestones or resource expenditures. These milestones generally include achievement of prototype assays, validation lots and clinical trials. As of September 30, 2017 and December 31, 2016, total future commitments under the terms of these agreements are estimated at $0.4 million and $2.3 million, respectively. The commitments will fluctuate as the Company agrees to new phases of development under the existing arrangements.
Note 10. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$—	$—	$—	$133,540	$—	$—	$133,540
Total assets measured at fair value	$—	$—	$—	$—	$133,540	$—	$—	$133,540
Liabilities:
Contingent consideration	—	—	4,680	4,680	—	—	5,175	5,175
Total liabilities measured at fair value	$—	$—	$4,680	$4,680	$—	$—	$5,175	$5,175

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three and nine month periods ended September 30, 2017 and the year ended December 31, 2016.
The Company used Level 1 inputs to determine the fair value of its cash equivalents, which primarily consist of funds held in government money market accounts and commercial paper. As such, the carrying value of cash equivalents approximates fair value. During the third quarter of 2017, the Company converted all cash equivalents to cash, and therefore, had no cash equivalents as of September 30, 2017. As of December 31, 2016, the carrying value of cash equivalents was $133.5 million.
In conjunction with the acquisitions of BioHelix Corporation in May 2013, AnDiaTec GmbH & Co. KG in August 2013 and Immutopics, Inc. in March 2016, the Company has recorded contingent consideration of $4.7 million as of September 30, 2017 and $5.2 million as of December 31, 2016. The Company assesses the fair value of contingent consideration to be settled in cash related to acquisitions using a discounted revenue model. Significant assumptions used in the measurement include revenue projections and discount rates. This fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represent Level 3 measurements.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2016 through September 30, 2017 are as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2016	$5,175
Cash payments	(498)
Unrealized loss on foreign currency translation	3
Balance at September 30, 2017	$4,680
Note 11. Acquisition
On May 16, 2017 the Company acquired the InflammaDry® and AdenoPlus® diagnostic businesses from RPS Diagnostics (“RPS”), a developer and manufacturer of rapid, point-of-care (“POC”) diagnostic tests for the eye health and primary care markets, for approximately $13.7 million in cash. The purchase price has been preliminarily allocated as follows: $6.1 million to purchased technology and $7.6 million to goodwill. The acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations. The InflammaDry and AdenoPlus products are rapid, lateral-flow based, POC products for the detection of infectious and inflammatory diseases and conditions of the eye. Revenues for these products are reflected in the Company’s Immunoassay revenue category. The purchase price allocation related to this acquisition is preliminary as the Company obtains additional information related to working capital items.
Note 12. Subsequent Events
Acquisition of Triage and BNP Businesses
On October 6, 2017, the Company acquired the Triage Business and BNP Business from Alere Inc. In connection with the acquisition of the Triage Business, the Company paid $400.0 million in cash (subject to certain inventory related adjustments set forth in the Amended and Restated Triage Purchase Agreement) and assumed certain liabilities. These acquisitions significantly enhance the Company's revenue profile and expands the Company's geographic and product diversity. The Company used proceeds from the Term Loan of $245.0 million and cash on hand to pay (i) the consideration for the Triage Business and (ii) fees and expenses incurred in connection with the acquisition of the Triage Business and BNP Business. In connection with the acquisition of the BNP Business, the Company will: (i) pay (subject to certain inventory related adjustments set forth in the Amended and Restated BNP Purchase Agreement) (A) up to $40.0 million in cash, payable in five annual installments of $8.0 million, the first of which will be paid on April 30, 2018, and (B) $240.0 million in cash, payable in six annual installments of $40.0 million each, the first of which will be paid on April 30, 2018; and (ii) assume certain liabilities. See Note 6 for further discussion of the Senior Credit Agreement entered into on October 6, 2017.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, the risks set forth in Part II, Item 1A of this Form 10-Q; our reliance on development of new technologies, fluctuations in our operating results resulting from the timing of the onset, length and severity of cold and flu seasons, seasonality, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, adverse changes in competitive conditions in domestic and international markets, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, lower than anticipated market penetration of our products, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors, and changes in the healthcare market and consolidation of our customer base; our development and protection of proprietary technology rights; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our reliance on sales of our influenza diagnostics tests; our ability to manage our growth strategy, including our ability to effect strategic acquisitions and to integrate companies or technologies we have acquired or may acquire including our ability to achieve anticipated synergies and process improvements; intellectual property risks, including but not limited to, infringement litigation; our inability to settle conversions of our Convertible Senior Notes in cash; the effect on our operating results from the trigger of the conditional conversion feature of our Convertible Senior Notes; the amount of, and our ability to repay, renew or extend, our outstanding debt and its impact on our operations and our ability to obtain financing; our ability to generate cash, including to service our debt; our need for additional funds to finance our capital or operating needs; the financial soundness of our customers and suppliers; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; adverse actions or delays in new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities or loss of any previously received regulatory approvals or clearances; changes in government policies; compliance with other government regulations, such as safe working conditions, manufacturing practices, environmental protection, fire hazard and disposal of hazardous substances; third-party reimbursement policies; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance and exposure to other litigation claims; interruption to our computer systems; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations and foreign currency exchange risk sharing arrangements, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into U.S. markets; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and the indenture governing our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; and our intention of not paying dividends. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: projected capital expenditures for the remainder of the 2017 fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals and objectives; anticipated new product and development results; future commitments under existing research development agreements; the impact and timing of expected adoption of new accounting standards; that we will continue to make substantial expenditures for sales and marketing, manufacturing and research and development activities; that we may enter into additional foreign currency exchange risk sharing arrangements; our exposure to claims and litigation; and our intention to continue to evaluate new product lines, technology and acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report.
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
Recent Developments
On October 6, 2017, the Company acquired the cardiovascular and toxicology Triage® MeterPro business (“Triage Business”) and Beckman Coulter Access Family of Immunoassay Systems (the “BNP Business”) from Alere Inc. In connection with the acquisition of the Triage Business, the Company paid $400.0 million (subject to certain inventory related adjustments set forth in the Amended and Restated Triage Purchase Agreement) in cash and assumed certain liabilities. The Company used proceeds from its new Term Loan of $245.0 million and cash on hand to pay (i) the consideration for the Triage Business and (ii) fees and expenses incurred in connection with the acquisition of the Triage Business and the BNP Business. In connection with the acquisition of the BNP Business, the Company will: (i) pay (subject to certain inventory related adjustments set forth in the Amended and Restated BNP Purchase Agreement) (A) up to $40.0 million in cash, payable in five annual installments of $8.0 million, the first of which will be paid on April 30, 2018, and (B) $240.0 million in cash, payable in six annual installments of $40.0 million each, the first of which will be paid on April 30, 2018; and (ii) assume certain liabilities. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.
Also on October 6, 2017 the Company entered into a Credit Agreement (the “Credit Agreement”), which provided the Company with a $245.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million revolving credit facility (the “Revolving Credit Facility”), together (the “Senior Credit Facility”). On the closing date of the Credit Agreement, the Company borrowed the entire amount of the Term Loan and $10.0 million under the Revolving Credit Facility. The Company used the proceeds of the Term Loan along with its cash on hand, to pay the consideration for Triage Business. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.
Outlook
We continue to realize expansion of our footprint for Sofia and molecular platforms. For the remainder of 2017, we will focus on integrating the Triage and BNP Businesses and continue to focus on managing our business and delivering long-term sustainable growth through the creation of a broader-based diagnostic company serving our existing customers as well as targeting larger and faster growing markets. We will continue to invest in research and development, focused on expansion of our immunoassay and molecular programs. In addition, we continue to invest in our commercial organization and related marketing programs, in support of recent product launches. We will also continue to evaluate opportunities to acquire new product lines, technologies and companies that would enable us to expand more quickly.
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Total Revenues
The following table compares total revenues for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	For the three months ended
	September 30,		Increase (Decrease)
	2017	2016	$	%
Immunoassays	$36,458	$30,573	$5,885	19%
Molecular	2,781	2,469	312	13%
Virology	8,830	9,354	(524)	(6)%
Specialty products	2,557	2,721	(164)	(6)%
Royalties, grants and other	268	4,224	(3,956)	(94)%
Total revenues	$50,894	$49,341	$1,553	3%

For the three months ended September 30, 2017, total revenue increased to $50.9 million from $49.3 million in the prior period. The Company realized increases in immunoassay revenues due to growth in Influenza, Strep A and RSV products, as well as the addition of InflammaDry® and AdenoPlus® diagnostic products acquired from RPS. The increase in our molecular revenues was driven by continued gains on our Solana platform. These increases were partially offset by a decline in grant revenues of approximately $3.8 million as the amended Bill and Melinda Gates Foundation grant was fully recognized by the third quarter of 2016.
Cost of Sales
Cost of sales was $19.4 million, or 38% of total revenues, for the three months ended September 30, 2017 compared to $17.7 million, or 36% of total revenues, for the three months ended September 30, 2016. The increase in cost of sales was driven by higher revenues. In addition, costs increased associated with the integration of the InflammaDry and AdenoPlus diagnostic businesses acquired from RPS and higher depreciation expense related to the increased number of Sofia and Solana instrument placements. These increases also contributed to the increased cost of sales as a percentage of total revenues. Additionally, the decrease in grant revenue contributed to the increase in cost of sales as a percentage of total revenues.
Operating Expenses
The following table compares operating expenses for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	For the three months ended September 30,
	2017		2016
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$7,468	15%	$8,801	18%	$(1,333)	(15)%
Sales and marketing	$12,898	25%	$11,853	24%	$1,045	9%
General and administrative	$6,580	13%	$6,364	13%	$216	3%
Amortization of intangible assets from acquired businesses and technology	$2,503	5%	$2,273	5%	$230	10%
Acquisition and integration costs	$4,591	9%	$197	0%	$4,394	2,230%
Research and Development Expense
Research and development expense for the three months ended September 30, 2017 decreased from $8.8 million to $7.5 million due primarily to a decrease in outside service spending in support of the Savanna MDx and Sofia platforms.
Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the three months ended September 30, 2017 increased $1.0 million to $12.9 million, due primarily to the increased personnel and consulting costs associated with the InflammaDry and AdenoPlus diagnostic businesses acquired from RPS during the second quarter of 2017.
General and Administrative Expense
General and administrative expense for the three months ended September 30, 2017 increased from $6.4 million last year to $6.6 million this year, due primarily to higher incentive and stock based compensation expense. General and administrative expense primarily includes personnel costs, information technology, facilities and professional service fees.
Amortization of Intangible Assets from Acquired Businesses and Technology
Amortization of intangible assets from acquired businesses and technology for the three months ended September 30, 2017 increased from $2.3 million to $2.5 million due primarily to additional amortization of purchased technology associated with the InflammaDry and AdenoPlus diagnostic businesses acquired from RPS during the second quarter of 2017. Amortization expense consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our previous and current year acquisitions.
Acquisition and Integration Costs
Acquisition and integration costs for the three months ended September 30, 2017 increased from $0.2 million to $4.6 million compared with the prior year period. This increase is primarily attributable to due diligence and integration costs related to the acquisitions of the Triage and BNP Businesses on October 6, 2017.
Interest Expense, net
Interest expense primarily relates to accrued interest for the coupon and accretion of the discount on our 3.25% Convertible Senior Notes due 2020 (“Convertible Senior Notes”) issued in December 2014 and interest paid on our lease obligation associated with our San Diego McKellar facility. Interest expense was $2.8 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively.
Income Taxes
We recognized income tax expense of $0.2 million and an income tax benefit of $0.3 million for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate was lower for the three months ended September 30, 2017 as no tax benefit was provided for losses incurred in United States Federal and certain state jurisdictions because those losses are offset by a full valuation allowance. The Company also has recorded tax expense for foreign jurisdictions and certain state jurisdictions during this time period.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Total Revenues
The following table compares total revenues for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	For the nine months ended
	September 30,		Increase (Decrease)
	2017	2016	$	%
Immunoassays	$115,974	$84,924	$31,050	37%
Molecular	9,148	6,813	2,335	34%
Virology	28,044	30,055	(2,011)	(7)%
Specialty products	8,212	8,387	(175)	(2)%
Royalties, grants and other	1,475	8,616	(7,141)	(83)%
Total revenues	$162,853	$138,795	$24,058	17%
For the nine months ended September 30, 2017, total revenue increased to $162.9 million from $138.8 million in the prior year. The Company realized increases in immunoassay revenues due primarily to growth in Influenza and Strep A products, bolstered by a robust cold and flu season. In addition, the immunoassay category increased with the addition of InflammaDry and AdenoPlus diagnostic products acquired from RPS. The increase in our molecular revenues was driven by continued gains on our Solana platform. These increases were partially offset by a decrease in virology product revenues as we continue to see customers moving to the molecular platforms. Royalties, grants and other revenue decreased as Bill and Melinda Gates Foundation grant was fully recognized by the third quarter of 2016.
Cost of Sales
Cost of sales was $60.7 million, or 37% of total revenues, for the nine months ended September 30, 2017 compared to $54.3 million, or 39% of total revenues, for the nine months ended September 30, 2016. The increase in cost of sales was due to higher revenues and the decrease in cost of sales as a percentage of total revenues was primarily driven by favorable product mix, with higher Influenza and molecular product sales in the same period as compared to the prior year.

Operating Expenses
The following table compares operating expenses for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	For the nine months ended September 30,
	2017		2016
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	22,970	14%	31,164	22%	$(8,194)	(26)%
Sales and marketing	38,813	24%	36,376	26%	$2,437	7%
General and administrative	20,483	13%	19,964	14%	$519	3%
Amortization of intangible assets from acquired businesses and technology	7,184	4%	6,782	5%	$402	6%
Acquisition and integration costs	7,022	4%	568	0%	$6,454	1,136%
Research and Development Expense
Research and development expense for the nine months ended September 30, 2017 decreased from $31.2 million to $23.0 million due primarily to a decrease in development spending for the Savanna MDx platform and lower spend on clinical trial activities.
Research and development expenses include direct external costs such as fees paid to consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the nine months ended September 30, 2017 increased $2.4 million to $38.8 million compared with the prior year period, due primarily to the increased personnel and consulting costs associated with the InflammaDry and AdenoPlus diagnostic businesses acquired from RPS as well as higher incentive and stock-based compensation.
General and Administrative Expense
General and administrative expense for the nine months ended September 30, 2017 increased from $20.0 million to $20.5 million compared with the prior year period, due primarily to higher incentive compensation expense. General and administrative expense primarily includes personnel costs, information technology, facilities and professional service fees.
Amortization of Intangible Assets from Acquired Businesses and Technology
Amortization of intangible assets from acquired businesses and technology for the nine months ended September 30, 2017 increased from $6.8 million to $7.2 million due primarily to additional amortization of purchased technology associated with the InflammaDry and AdenoPlus diagnostic businesses acquired from RPS during the second quarter of 2017. Amortization expense consists of customer relationships, purchased technology and patents and trademarks acquired in connection with our previous and current year acquisitions.
Acquisition and Integration Costs
Acquisition and integration costs for the nine months ended September 30, 2017 increased from $0.6 million last year to $7.0 million this year. This increase is primarily attributable to due diligence and integration costs related to the acquisitions of the Triage and BNP Businesses on October 6, 2017.
Interest Expense, net
Interest expense primarily relates to accrued interest for the coupon and accretion of the discount on our Convertible Senior Notes issued in December 2014 and interest paid on our lease obligation associated with our San Diego McKellar facility. Interest expense was $8.4 million and $8.6 million for the nine months ended September 30, 2017 and 2016, respectively.
Income Taxes
For the nine months ended September 30, 2017 and 2016, we recognized income tax expense of $0.4 million and an income tax benefit of $7.1 million, respectively. For the nine months ended September 30, 2017, the effective tax rate was lower as no tax benefit was provided for losses incurred in United States Federal and certain state jurisdictions because those losses are offset by a full valuation allowance. The Company also has recorded tax expense for foreign jurisdictions and certain state jurisdictions during this time period.
Liquidity and Capital Resources
As of September 30, 2017 and December 31, 2016, the principal sources of liquidity consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$172,994	$169,508
Working capital including cash and cash equivalents	$205,540	$191,782

As of September 30, 2017, we had $173.0 million in cash and cash equivalents, a $3.5 million increase from December 31, 2016. Our cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products as well as asset acquisitions. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt, or issue additional equity, to successfully complete the transactions.
Our primary source of liquidity, other than our holdings of cash and cash equivalents, has been cash flows from operations. Cash generated from operations provides us with the financial flexibility we need to meet normal operating, investing, and financing needs. We anticipate that our current cash and cash equivalents, together with cash provided by operating activities will be sufficient to fund our near term capital and operating needs for at least the next 12 months. Normal operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	support of commercialization efforts related to our current and future products, including support of our direct sales force and field support resources both in the United States and abroad;

•	repayments of our Convertible Senior Notes, Senior Credit Facility and lease obligations;

•	the continued advancement of research and development efforts;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	the integration of our recent strategic acquisitions and investments; and

•	potential strategic acquisitions and investments.
In December 2014, we issued Convertible Senior Notes in the aggregate principal amount of $172.5 million. The Convertible Senior Notes have a coupon rate of 3.25% and are due 2020. The Convertible Senior Notes were not convertible as of September 30, 2017. For detailed information of the terms of the Convertible Senior Notes, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, which is incorporated by reference herein.
As of September 30, 2017, we have $4.7 million in fair value of contingent considerations associated with prior acquisitions to be settled in future periods.

In January 2016, our board of directors authorized an amendment to replenish the amount available to repurchase up to an aggregate of $50.0 million in shares of common stock or Convertible Senior Notes under our share repurchase program. Approximately $35.0 million remains under the share repurchase program as of September 30, 2017.

On October 6, 2017, the Company entered into the Credit Agreement, which provided the Company with a $245.0 million Term Loan and a $25.0 million Revolving Credit Facility. The Term Loan and the Revolving Credit Facility will mature on October 6, 2022. On the closing date of the Credit Agreement, the Company borrowed the entire amount of the Term Loan and $10.0 million under the Revolving Credit Facility. The Company used the proceeds of the Term Loan along with its cash on hand, to pay (i) the consideration for the Triage Business and (ii) the fees and expenses incurred in connection with the acquisition of the Triage Business and the BNP business.
We expect our revenue and operating expenses will significantly impact our cash management decisions. Our future capital requirements and the adequacy of our available funds to service our long-term debt and to fund working capital expenditures and business development efforts will depend on many factors, including:

•	our ability to successfully integrate our recently acquired businesses and realize revenue growth from our new technologies and create innovative products in our markets;

•	our outstanding debt and covenant restrictions;

•	leveraging our operating expenses to realize operating profits as we grow revenue;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

	Nine months ended September 30,
	2017	2016
Net cash provided by (used for) operating activities:	$16,484	$(4,806)
Net cash used for investing activities:	(27,155)	(12,921)
Net cash provided by (used for) financing activities:	14,137	(20,374)
Effect of exchange rates on cash	20	(7)
Net increase (decrease) in cash and cash equivalents	$3,486	$(38,108)
Cash provided by operating activities was $16.5 million during the nine months ended September 30, 2017. The add back of non-cash items associated with depreciation, amortization and stock-based compensation contributed $27.9 million to operating cash flows during the nine months ended September 30, 2017. Offsetting this were a net loss of $3.1 million and a net working capital use of $8.4 million. For the nine months ended September 30, 2016, cash used by operating activities was $4.8 million. The major contributors to the use of cash during the nine months ended September 30, 2016 were a net loss $11.9 million, a change in deferred tax assets and liabilities of $7.4 million and a net working capital use of $9.7 million. Offsetting this use of cash was the add back of non-cash items of $27.7 million related to depreciation, amortization and stock based compensation.
Our investing activities used $27.2 million during the nine months ended September 30, 2017 primarily for the acquisition of the InflammaDry and AdenoPlus diagnostic businesses from RPS, as more fully described in Note 11 in the Notes to the Consolidated Financial Statements for approximately $13.7 million. Additionally, we used $12.8 million on production equipment, building improvements, Sofia and Solana instruments available for lease and intangible assets. Our investing activities used $12.9 million during the nine months ended September 30, 2016, with $5.1 million of net cash used for the acquisition of Immutopics, Inc. In addition, we used cash for investing activities associated with the acquisition of production equipment, building improvements and Sofia and Solana instruments available for lease.
We are currently planning approximately $5.0 million in capital expenditures for the remainder of 2017. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, Sofia and Solana instruments and to implement facility improvements. We plan to fund these capital expenditures with the cash on our balance sheet.
Cash provided by financing activities was $14.1 million during the nine months ended September 30, 2017 and was primarily related to proceeds from the issuance of common stock of $15.2 million, partially offset by repurchases of common stock of $0.5 million and payments on acquisition-related contingencies of $0.5 million. Cash used by financing activities was $20.4 million during the nine months ended September 30, 2016, of which $20.1 million was used for repurchases of common stock primarily related to our share repurchase program, and $4.5 million was used for the repurchase of Convertible Senior Notes. These amounts were partially offset by proceeds from the issuance of common stock of $4.8 million.

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
Off-Balance Sheet Arrangements
At September 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we periodically evaluate our placement of investments, as of September 30, 2017, we did not have any cash and cash equivalents placed in funds held in government money market accounts and commercial paper.
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
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.    Legal Proceedings
The information set forth in the section entitled “Legal” under Note 9 of the Notes to the Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report, is incorporated herein by reference.
ITEM 1A.    Risk Factors
Except as described below, there has been no material change in our risk factors as previously disclosed in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2017 and June 30, 2017 and our Annual Report on Form 10-K for the year ended December 31, 2016. For a detailed description of risk factors, refer to Part II, Item 1A, “Risk Factors,” of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2017 and June 30, 2017 and Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016.
Our acquisition of Alere’s Triage® and BNP businesses may present certain risks to our business and operations.
On On October 6, 2017, we acquired the Triage Business and the BNP Business from Alere, Inc. The acquisition of these businesses, and the transition and integration process related thereto, present certain risks to our business and operations, including, among other things, risks that:

•	we may be unable to successfully transition and integrate the businesses, and we may experience business interruptions during transition and integration;

•	we may not realize the anticipated benefits of the acquisitions, including those anticipated to arise from reducing costs, making product and process improvements and developing new products;

•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees;

•	management's attention and our other resources may be focused on integration activities instead of on day-to-day management activities, including pursuing other beneficial opportunities;

•	we may incur substantial unexpected integration or transition related costs;

•
the deferred consideration payable to Alere for the BNP Business will be payable even if BNP sales are significantly reduced, or even terminate, whether as a result of the introduction of a competing product or otherwise, and such payment obligations may significantly exceed the revenues from such business;

•	we may not be able to successfully or efficiently manage our foreign expansion, and the acquired businesses will increase our exposure and risks related to foreign markets;

•
we may be subject to claims, litigation, other legal proceedings and liabilities and damages in connection with the businesses and assets acquired in the acquisitions, some of which may not be covered in full, if at all, by the indemnification provisions provided for in the acquisition agreements, and even if indemnified, may be disruptive to our business;

•
we may not be able to receive required regulatory approvals or clearances relating to the acquired businesses, the acquired products, or may lose previously received regulatory approvals or clearances;

•
in certain international markets, the marketing authorizations to sell the acquired products will continue to be held by Alere post-closing until the authorizations can be transferred to us through the applicable regulatory process, and such deferred closings have additional risks, including:

•	we may not timely receive such authorizations, if at all, or may encounter unexpected difficulties and costs in receiving the authorizations;

•	we may have less control over the acquired businesses until the deferred closings;

•
completion of the acquisitions may trigger assignment or other provisions in certain commercial contracts to which Alere was a party, such that counterparties may potentially have the right to terminate the contracts; and

•	launching branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers.
Alere may fail to perform under various transition agreements that were executed as part of our acquisition of the Triage Business and the BNP Business and we may fail to have necessary systems and services in place when certain of the transition agreements expire.
In connection with the acquisition of the Triage Business and the BNP Business, we entered into a number of agreements with Alere, including transition services agreements and a manufacturing and supply agreement. Certain of these agreements will provide for the performance of services by each company for the benefit of the other for a period of time after the closing of the acquisitions of the Triage Business and the BNP Business. If Alere is unable or unwilling to satisfy its payment or performance obligations under these agreements, we could incur operational difficulties or losses which could have a material adverse effect on our profitability and business. In addition, if the costs that we must pay for the services under these agreements significantly increase this could affect our profitability. Moreover, if we do not have our own systems and services in place, or if we do not have agreements in place with other providers of these services when the term of a particular transition service terminates (whether at the end of the term or as a result of an early termination), we may not be able to operate our business effectively, and the cost of such systems and services may be greater than what is provided under the transition services.
As we build our information technology infrastructure and transition the Triage Business and BNP Business to the Company’s own systems, we could incur substantial additional costs and experience temporary business interruptions.
We are installing and implementing information technology infrastructure to support critical business functions relating to the Triage Business and BNP Business, including accounting and reporting, customer service, inventory control and distribution, billing and receivables collection, as well as order entry, warehousing, and other administrative services. Under the transition services agreements with Alere, Alere is required to provide services both inside and outside the United States, including back office services, for up to two years following the closings of the acquisitions of the Triage Business and BNP Business. The services provided include information technology, billing and receivables collection, as well as order entry, warehousing, and certain other administrative services. These transition services agreements allow the Company to operate the Triage Business and BNP Business prior to establishing its back office infrastructure and information technology systems to accommodate the Triage Business and BNP Business. The Company’s failure to avoid operational interruptions as it implements the new systems and information technology could disrupt its integration of the Triage Business and the BNP Business and have a material adverse effect on its profitability.
Risk Factors Related to our Indebtedness
Our substantial debt could materially adversely affect our financial condition and results of operations.
On October 6, 2017, we entered into a $270.0 million five-year senior secured credit facility (the “Senior Credit Facility”), consisting of a $245.0 million Term Loan, all of which was borrowed at the closing, and a $25.0 million Revolving Credit Facility, $10.0 million of which was borrowed at the closing. The Senior Credit Facility includes an accordion feature that allows the borrowings under the Senior Credit Facility to be increased by $50 million upon the satisfaction of certain conditions. See Note 6 of the Notes to the Consolidated Financial Statements for a more detailed description of the Credit Agreement. We also have outstanding indebtedness under our Convertible Senior Notes described in Note 6 of the Notes to the Consolidated Financial Statements, and may incur other indebtedness from time to time.
The degree to which we are leveraged could have important consequences to our potential and current investors, including:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes may be impaired;

•
a significant portion of our cash flow from operating activities must be dedicated to the payment of our debt, which reduces the funds available to us for our operations and may limit our ability to engage in acts that may be in our long-term best interests;

•	some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in market interest rates;

•
our debt agreements may contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which if not cured or waived, could have a material adverse effect on us;

•	our level of indebtedness will increase our vulnerability to, and reduce our flexibility to respond to, general economic downturns and adverse industry and business conditions;

•	as our long-term debt ages, we may need to renegotiate or repay such debt or seek additional financing;

•	to the extent the debt we incur requires collateral to secure such indebtedness, our assets could be at risk and our flexibility related to such assets could be limited;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	our level of indebtedness may place us at a competitive disadvantage relative to less leveraged competitors.
We may not be able to generate sufficient cash flow to meet our debt service obligations, and any inability to repay our debt when due would have a material adverse effect on our business, financial condition and results of operations.
Our ability to generate sufficient cash flow from operating activities to make scheduled or other required payments on our debt obligations and maintain a desired level of capital expenditures depends on our future performance, which is subject to economic, financial, competitive and other factors, many of which are beyond our control. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to undertake these activities may also be restricted by the terms of our various debt instruments then in effect. In addition, our ability to refinance our indebtedness or issue additional equity capital will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Any such default on our debt obligations could materially adversely affect our business, financial condition and results of operations.
The Senior Credit Facility is secured by substantially all of our assets and those of our subsidiary guarantors.
Borrowings under the Senior Credit Facility are guaranteed by certain of our material domestic subsidiaries and are secured by liens on substantially all of our assets and those of the guarantor subsidiaries, other than real property and certain other types of excluded assets. Under the Senior Credit Facility, the Company is required to use commercially reasonable efforts to effect a sale leaseback transaction with respect to its Summers Ridge property (the “Summers Ridge Sale Leaseback”). If we cannot effect such Summers Ridge Sale Leaseback within 180 days of the closing of the Senior Credit Facility, we must grant a security interest in that property as additional collateral for the Senior Credit Facility. If we default under our secured indebtedness, including our Senior Credit Facility, the holders of such debt could proceed against the collateral securing that indebtedness, which could materially adversely affect our business, financial condition and results of operations.
The Senior Credit Facility contains certain prepayment requirements that will limit our ability to use our cash flow from operations and the proceeds of certain assets sales or other monies for other corporate purposes.
Subject to certain limitations, the Company is required to prepay loans outstanding under the Senior Credit Facility out of its excess cash flow and out of the net cash proceeds of property dispositions and certain other amounts received not in the ordinary course of business, such as certain insurance proceeds and condemnation awards. For example, the Company is required to use a substantial portion of the proceeds of the Summers Ridge Sale Leaseback to repay amounts under the Senior Credit Facility. These requirements to prepay the Senior Credit Facility with excess monies will limit the flexibility of the Company to utilize those monies for other purposes that may be in the best interests of the Company.
Borrowings under the Senior Credit Facility will be accelerated if certain conditions are not met prior to the maturity of the Convertible Senior Notes.
Although the regular maturity date for the Senior Credit Facility is October 6, 2022, the maturity will be accelerated and all borrowings under the Senior Credit Facility will become due and payable on the date that is 91 days prior to the maturity of the Convertible Senior Notes, if any of the Convertible Senior Notes remain outstanding on that date and certain liquidity and refinancing conditions are not satisfied. If the Senior Credit Facility is accelerated under this provision, the Company may not be able to refinance the facility on acceptable terms, and could be forced to sell assets or issue stock in order to obtain money to repay the Senior Credit Facility. Any failure to repay the Senior Credit Facility when due would have a material adverse effect on the Company and its liquidity and financial position.
The agreements relating to our indebtedness contain terms that restrict our ability to operate our business, and as a result may materially adversely affect our results of operations.
Our Senior Credit Facility contains, and other of our debt agreements may include from time to time, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries. Such restrictive covenants significantly limit our ability to:

•	incur additional debt, including guarantees;

•	allow other liens on our property;

•	make certain investments and acquisitions;

•	sell or otherwise dispose of assets;

•	engage in mergers or consolidations or allow a change in control to occur;

•	make distributions to our stockholders;

•	engage in restructuring activities;

•	enter into transaction with affiliates;

•	prepay or amend other indebtedness;

•	engage in certain sale and leaseback transactions; and

•	issue or repurchase stock or other securities.
Such agreements also require us to satisfy other requirements, including maintaining certain financial ratios. Our ability to meet these requirements can be affected by events beyond our control and we may be unable to meet them. To the extent we fail to meet any such requirements and are in default under our debt obligations, our financial condition may be materially adversely affected. These restrictions may limit our ability to engage in activities that could otherwise benefit us. To the extent that we are unable to engage in activities that support the growth, profitability and competitiveness of our business, our results of operations may be materially adversely affected.
An event of default under any agreement relating to our outstanding indebtedness or other event that could require outstanding debt to be prepaid or purchased by the Company could cross default other indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.
If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately, which default or acceleration of debt could cross default other indebtedness. Our Senior Credit Facility could also be cross defaulted as a result of other events that could require outstanding indebtedness to be prepaid or purchased by the Company. Any cross default with respect to any of our indebtedness would put immediate pressure on our liquidity and financial condition and would amplify the risks described above with regards to being unable to repay our indebtedness when due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and, as described above, any inability to repay our debt when due would have a material adverse effect on our business, financial condition and results of operations.
If interest rates increase, our debt service obligations under our variable rate indebtedness could increase significantly, which would have a material adverse effect on our results of operations.
Borrowings under certain of our facilities from time to time, including under our Senior Credit Facility, are at variable rates of interest and as a result expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. To the extent the risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended September 30, 2017.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 3, 2017 - July 30, 2017	—	$—	—	$35,006,981
July 31, 2017 - August 27, 2017	1,500	35.04	—	35,006,981
August 28, 2017 - October 1, 2017	—	—	—	35,006,981
Total	1,500	$35.04	—	$35,006,981
(1) We withheld 1,500 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain RSUs during the three months ended September 30, 2017.
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
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1	Amended and Restated Triage Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 18, 2017.)
10.2	Amended and Restated BNP Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on September 18, 2017.)
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

Date: November 2, 2017	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1	Amended and Restated Triage Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 18, 2017.)
10.2	Amended and Restated BNP Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on September 18, 2017.)
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