Form 10-Q
period 2018-03-31
QUIDEL CORP /DE/
filed 2018-05-09
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2018, 37,456,481 shares of the registrant's common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$101,812	$36,086
Accounts receivable, net	92,254	67,046
Inventories	57,961	67,078
Assets held for sale	—	146,644
Prepaid expenses and other current assets	15,983	14,375
Total current assets	268,010	331,229
Property, plant and equipment, net	62,856	61,585
Goodwill	337,032	337,028
Intangible assets, net	195,967	203,827
Other non-current assets	1,778	1,582
Total assets	$865,643	$935,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,308	$27,279
Accrued payroll and related expenses	9,942	15,926
Current portion of contingent consideration	5,276	6,293
Current portion of deferred consideration	46,000	46,000
Current portion of Revolving Credit Facility	—	10,000
Current portion of Convertible Senior Notes	87,790	—
Current portion of Term Loan	6,918	10,184
Other current liabilities	14,062	12,666
Total current liabilities	197,296	128,348
Convertible Senior Notes	—	149,868
Term Loan	132,167	227,394
Deferred consideration—non-current	179,952	177,158
Contingent consideration—non-current	18,008	18,008
Deferred tax liability—non-current	432	430
Other non-current liabilities	7,142	6,941
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $.001 par value per share; 97,500 shares authorized; 37,411 and 34,540 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	37	35
Additional paid-in capital	309,051	239,489
Accumulated other comprehensive income	20	—
Retained earnings (accumulated deficit)	21,538	(12,420)
Total stockholders’ equity	330,646	227,104
Total liabilities and stockholders’ equity	$865,643	$935,251
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three months ended March 31,
	2018	2017
Total revenues	$169,143	$73,692
Cost of sales	62,872	25,193
Gross profit	106,271	48,499
Research and development	12,621	7,875
Sales and marketing	28,558	14,223
General and administrative	10,532	7,120
Acquisition and integration costs	3,467	52
Total operating expenses	55,178	29,270
Operating income	51,093	19,229
Other expense, net:
Interest expense, net	(7,850)	(2,825)
Loss on extinguishment of debt	(4,567)	—
Total other expense, net	(12,417)	(2,825)
Income before income taxes	38,676	16,404
Provision for income taxes	4,718	2,114
Net income	$33,958	$14,290
Basic earnings per share	$0.96	$0.43
Diluted earnings per share	$0.86	$0.42
Shares used in basic per share calculation	35,236	33,202
Shares used in diluted per share calculation	41,948	33,998
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three months ended March 31,
	2018	2017
Net income	$33,958	$14,290
Other comprehensive income, net of tax
Changes in cumulative translation adjustment	20	9
Comprehensive income	$33,978	$14,299
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three months ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$33,958	$14,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	12,075	5,690
Stock-based compensation expense	2,936	1,921
Amortization of debt discount and deferred issuance costs	1,671	1,365
Accretion of interest on deferred consideration	2,793	—
Amortization of inventory step-up to fair value	3,650	—
Loss on extinguishment of debt	4,567	—
Changes in assets and liabilities:
Accounts receivable	(25,205)	4,048
Inventories	5,471	3,576
Income taxes receivable	3,097	2,063
Prepaid expenses and other current and non-current assets	(4,939)	(1,540)
Accounts payable	(595)	(4,317)
Accrued payroll and related expenses	(5,988)	(1,493)
Other current and non-current liabilities	2,323	3,972
Net cash provided by operating activities:	35,814	29,575
INVESTING ACTIVITIES:
Acquisitions of property, equipment and intangibles	(4,949)	(3,712)
Proceeds from sale of Summers Ridge Property	146,644	—
Net cash provided by (used for) investing activities:	141,695	(3,712)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,652	3,065
Payments on revolving credit facility	(10,000)	—
Payments on lease obligation	(29)	(21)
Repurchases of common stock	(3,232)	(437)
Payments on acquisition contingencies	(1,017)	(486)
Payments on Term Loan	(101,813)	—
Transaction costs related to debt exchange	(1,357)	—
Net cash (used for) provided by financing activities:	(111,796)	2,121
Effect of exchange rates on cash	13	2
Net increase in cash and cash equivalents	65,726	27,986
Cash and cash equivalents, beginning of period	36,086	169,508
Cash and cash equivalents, end of period	$101,812	$197,494

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of property, equipment and intangibles by incurring current liabilities	$2,067	$1,130
Decrease of accrued payroll and related expenses upon issuance of common stock	$—	$903
Extinguishment of Convertible Senior Notes through issuance of common stock	$118,075	$—

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
The information at March 31, 2018, and for the three months ended March 31, 2018 and 2017, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s 2017 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2018 and 2017, the Company’s fiscal year will end or has ended on December 30, 2018 and December 31, 2017, respectively. For 2018 and 2017, the Company’s first quarter ended on April 1, 2018 and April 2, 2017, respectively. For ease of reference, the calendar quarter end dates are used herein. The three month periods ended March 31, 2018 and 2017 each included 13 weeks.
Use of Estimates
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
Significant Accounting Policies
During the three months ended March 31, 2018, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as described below.
Revenue Recognition
The Company records revenues primarily from product sales. These revenues are recorded net of rebates and other discounts. These rebates and discounts are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue is recognized when control of the products is transferred to the customers in an amount that reflects the consideration the Company expects to receive from the customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. Performance obligation is considered to be satisfied once the control of a product is transferred to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control.
A portion of product sales includes revenues for diagnostic kits, which are utilized on leased instrument systems under the Company’s “reagent rental” program. The reagent rental program provides customers the right to use the instruments at no separate cost to the customer in consideration for a multi-year agreement to purchase annual minimum amounts of consumables (“reagents” or “diagnostic kits”). When an instrument is placed with a customer under a reagent rental agreement, the Company retains title to the equipment and it remains capitalized on the Company’s Consolidated Balance Sheets as property, plant and equipment. The instrument is depreciated on a straight-line basis over the lower of the lease term or life of the instrument.

Depreciation expense is recorded in cost of sales included in the Consolidated Statements of Income. Instrument and consumables under the reagent rental agreements are deemed two distinct performance obligations. Though the instrument and consumables do not have any use to customers without one another, they are not highly interdependent because they do not significantly affect each other. The Company would be able to fulfill its promise to transfer the instrument even if its customers did not purchase any consumables and the Company would be able to fulfill its promise to provide the consumables even if customers acquired instruments separately. Contract price will be allocated between these two performance obligations based on their relative standalone selling prices. The instrument is considered an operating lease and revenue allocated to the instrument will be separately disclosed if material.
Reclassifications
The Company recorded a reclassification of $1.6 million for the three months ended March 31, 2017 from amortization of intangible assets from acquired business and technology to cost of sales expense as previously reported in the Consolidated Statements of Income. In addition, the Company recorded a reclassification of $0.7 million for the three months ended March 31, 2017 from amortization of intangible assets from acquired business and technology to sales and marketing expense to conform to current year presentation. These reclassifications did not impact the net income as previously reported or any prior amounts reported on the Consolidated Balance Sheets, Statements of Cash Flows or Statements of Comprehensive Income.
The Company also recorded immaterial reclassifications of acquisition and integration costs totaling $0.1 million for the three months ended March 31, 2017 from general and administrative expense to acquisition and integration costs as previously reported in the Consolidated Statements of Income to conform to current year presentation. The Company believes these reclassifications provide greater clarity and insight into the consolidated financial statements for the periods presented. The reclassification did not impact the net income as previously reported or any prior amounts reported on the Consolidated Balance Sheets, Statements of Cash Flows or Statements of Comprehensive Income.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition (“ASU 2014-09”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has issued several amendments to the new standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses and principal vs. agent considerations. ASU 2014-09 and all subsequent amendments (collectively, the “ASC 606”) are effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein.
The Company adopted ASC 606 on January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. The cumulative effect of applying the new revenue standard to all incomplete contracts as of January 1, 2018 was not material and, therefore, did not result in an adjustment to retained earnings. The adoption of ASC 606 did not have a material impact on the Company's consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018.
In February 2016, the FASB issued guidance codified in ASU 2016-02 (Topic 842), Leases. The guidance requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset representing the right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018 including interim periods within those years. Currently, the standard will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The FASB has proposed an alternative method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. While the Company is continuing to assess the effects of adoption, the Company believes the new standard will have a material effect on the consolidated financial statements and disclosures. We expect substantially all real-estate operating lease commitments to be recognized as lease liabilities with corresponding right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the consolidated balance sheet. The Company is currently evaluating the impact of Topic 842 on the consolidated financial statements as it relates to other aspects of its business.

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
Note 2. Computation of Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net earnings by the weighted-average number of common shares outstanding, including restricted stock units (“RSUs”) vested during the period. Diluted earnings per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs and the 3.25% Convertible Senior Notes due 2020 (“Convertible Senior Notes”). Potentially dilutive common shares from outstanding stock options and unvested RSUs are determined using the average share price for each period under the treasury stock method. Potentially dilutive shares from the Convertible Senior Notes are determined using the if-converted method. Under the provisions of the if-converted method, the Convertible Senior Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Senior Notes is added back to net income.
The Convertible Senior Notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the notes. The Senior Convertible Notes were convertible as of March 31, 2018 and were not convertible as of March 31, 2017.
The following table reconciles net income and the weighted-average shares used in computing basic and diluted earnings per share in the respective periods (in thousands):

	Three months ended March 31,
	2018	2017
Numerator:
Net income used for basic earnings per share	$33,958	$14,290
Interest expense on Convertible Senior Notes, net of tax	2,144	—
Net income used for diluted earnings per share, if-converted method	$36,102	$14,290

Basic weighted-average common shares outstanding	35,236	33,202
Potentially dilutive shares issuable from Convertible Senior Notes, if-converted	4,957	—
Potentially dilutive shares issuable from stock options and unvested RSUs	1,755	796
Diluted weighted-average common shares outstanding, if-converted	41,948	33,998
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	193	1,972
Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.

Note 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following, net of immaterial excess and obsolete reserves, at March 31, 2018 and December 31, 2017, respectively (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$21,427	$22,252
Work-in-process (materials, labor and overhead)	19,725	22,813
Finished goods (materials, labor and overhead)	16,809	22,013
Total inventories	$57,961	$67,078
Note 4. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Customer incentives	$7,307	$7,165
Accrued interest	1,010	442
Other	5,745	5,059
Total other current liabilities	$14,062	$12,666
Note 5. Income Taxes
The Company calculates its interim income tax provision in accordance with ASC 270, Interim Reporting, and ASC 740, Accounting for Income Taxes (together, “ASC 740”). At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to its ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.
The Company recognized income tax expense of $4.7 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. The Company’s 12% effective tax rate for the three months ended March 31, 2018 differed from the federal statutory rate of 21% due to the projected impact to the Company’s valuation allowance from utilization of deferred tax assets shielding its tax liability, the tax benefit recorded for excess tax benefits of stock-based compensation, and the benefit from corporate deduction attributable to Foreign Derived Intangible Income ("FDII") related to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) effective for tax years beginning on or after January 1, 2018. The Company’s 13% effective tax rate for the three months ended March 31, 2017 differed from the federal statutory rate of 35% primarily due to the projected impact to the Company’s full valuation allowance from utilization of deferred tax assets and the tax benefit recorded for excess tax benefits of stock-based compensation.
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
On December 22, 2017, the Tax Act was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax.
On December 22, 2017, the Securities and Exchange Commissions issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Additional work is still necessary for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Therefore, no measurement period adjustments were recorded during the three months ended March 31, 2018. Any subsequent adjustment to the amounts previously recorded in 2017 (the period of enactment of the Tax Act) will be a tax expense in the quarter of 2018 when the analysis is complete.
Note 6. Debt
Convertible Senior Notes
In December 2014, the Company issued $172.5 million aggregate principal amount of its Convertible Senior Notes. Debt issuance costs of approximately $5.1 million were primarily comprised of underwriters fees, legal, accounting and other professional fees, of which $4.2 million were capitalized and are recorded as a reduction to long-term debt and are being amortized using the effective interest method to interest expense over the six-year term of the Convertible Senior Notes. The remaining $0.9 million of debt issuance costs were allocated as a component of equity in additional paid-in capital. Deferred issuance costs related to the Convertible Senior Notes were $1.1 million and $2.1 million as of March 31, 2018 and December 31, 2017, respectively.
The Convertible Senior Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock based on an initial conversion rate, subject to adjustment, of 31.1891 shares per $1,000 principal amount of the Convertible Senior Notes (which represents an initial conversion price of approximately $32.06 per share). The conversion will occur in the following circumstances and to the following extent: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015, if the last reported sales price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the notes in effect on each applicable trading day; (2) during the five consecutive business day period following any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Senior Notes for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; or (3) upon the occurrence of specified events described in the indenture for the Convertible Senior Notes. On or after September 15, 2020 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances.
During the first quarter of 2018, the last reported sales price of the Company’s common stock was greater than 130% of the Convertible Senior Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. Consequently, the Convertible Senior Notes are convertible as of March 31, 2018. If the Convertible Senior Notes were converted as of March 31, 2018, the if-converted amount would exceed the principal by $1.4 million.
The Convertible Senior Notes may be settled in cash or a combination of cash and shares of common stock. Therefore, the Convertible Senior Notes have been classified as short-term as of March 31, 2018. In general, for each $1,000 in principal, the “principal portion” is defined as the lesser of $1,000, or the conversion value during the 25-day observation period as described in the indenture for the Convertible Senior Notes. The conversion value is the sum of the daily conversion value, which is the product of the effective conversion rate divided by 25 days and the daily volume weighted-average price (“VWAP”) of the Company’s common stock. The “share amount” is the cumulative “daily share amount” during the observation period, which is calculated by dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. The Convertible Senior Notes mature on December 15, 2020. During the three months ended March 31, 2018, the Company recorded total interest expense of $2.6 million related to the Convertible Senior Notes, of which $1.3 million related to the amortization of the debt discount and issuance costs and $1.3 million related to the coupon due semi-annually. During the three months ended March 31, 2017, the Company recorded total interest expense of $2.8 million related to the Convertible Senior Notes of which $1.4 million related to the amortization of the debt discount and issuance costs and $1.4 million related to the coupon due semi-annually.
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
During the three months ended March 31, 2016, the Company repurchased and retired $5.2 million in principal amount of the outstanding Convertible Senior Notes. The Company made no repurchases in principal amount of the outstanding Convertible Senior Notes during the remainder of 2016 or during the year ended December 31, 2017.
In March 2018, the Company entered into separate, privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of the Convertible Senior Notes. Pursuant to the Exchange Agreements, the Company exchanged $70.2 million in aggregate principal amount of the Convertible Senior Notes for 2.4 million newly issued shares of the Company’s common stock with a total value of $118.1 million. As a result of the Exchange Agreements, for the three months ended March 31, 2018, the Company recognized a loss on extinguishment of debt of $1.6 million. To measure such loss as of the settlement date, the applicable interest rate was estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation.
The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices, and is a Level 2 measurement.

	March 31, 2018	December 31, 2017
Principal amount of Convertible Senior Notes outstanding	$97,095	$167,314
Unamortized discount of liability component	(8,207)	(15,356)
Unamortized debt issuance costs	(1,098)	(2,090)
Net carrying amount of liability component	87,790	149,868
Less: current portion	(87,790)	—
Long-term debt	$—	$149,868
Carrying value of equity component, net of issuance costs	$16,750	$29,211
Fair value of outstanding Convertible Senior Notes	$169,609	$257,245
Remaining amortization period of discount on the liability component	2.8 years	3.0 years
Senior Credit Agreement
On October 6, 2017, the Company entered into a Credit Agreement (the “Credit Agreement”), which provided the Company with a $245.0 million senior secured term loan facility (the “Term Loan”) and a $25.0 million Revolving Credit Facility ("Revolving Credit Facility") together (the “Senior Credit Facility”). Also on October 6, 2017, the Company closed on the acquisition of the Triage® MeterPro® Cardiovascular (CV) and toxicology business ("Triage Business"), and B-type Naturietic Peptide (BNP) assay business run on Beckman Coulter analyzers ("BNP Business" and, together, the "Triage and BNP Businesses") from Alere Inc. On the closing date of the Credit Agreement, the Company borrowed the entire amount of the Term Loan and $10.0 million under the Revolving Credit Facility. The Company used the proceeds of the Term Loan along with its cash on hand, to pay (i) the consideration for the Triage Business and (ii) the fees and expenses incurred in connection with the acquisition of the Triage and BNP Businesses.

The Credit Agreement includes an accordion feature that allows the Revolving Credit Facility to be increased by $50.0 million upon the satisfaction of certain conditions. The Senior Credit Facility is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets.
Loans under the Credit Agreement bear interest at a rate equal to (i) the London Interbank Offered Rate (“LIBOR”) plus the “applicable rate” or (ii) the “base rate” (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus one-half of one percent and (c) LIBOR plus one percent) plus the “applicable rate.” The initial applicable rate is 2.50% per annum for base rate loans and 3.50% per annum for LIBOR rate loans, and thereafter will be determined in accordance with a pricing grid based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) ranging from 2.50% to 3.50% per annum for LIBOR rate loans and from 1.50% to 2.50% per annum for base rate loans. In addition, the Company pays a commitment fee on the unused portion of the Credit Agreement based on the Company’s Consolidated Leverage Ratio ranging from 0.10% to 0.50% per annum.
The Term Loan is subject to quarterly amortization of the principal amount on the last business day of each fiscal quarter of the Company (commencing on March 30, 2018) in such amounts as are set forth in the Credit Agreement. The Senior Credit Facility will mature on October 6, 2022, provided that if any of Convertible Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the Convertible Senior Notes, which is December 15, 2020, and the Company has not satisfied certain refinancing conditions, then the maturity date for the Senior Credit Facility will be the date that is 91 days prior to the maturity date of the Convertible Senior Notes.
The Company must prepay loans outstanding under the Credit Agreement in an amount equal to 50% of Excess Cash Flow (as defined in the Credit Agreement) for each fiscal year (commencing with fiscal 2018) less any amount voluntarily prepaid during such fiscal year, but only if the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) as of the last day of such fiscal year is greater than or equal to 1.25 to 1.00. The Company must also prepay loans outstanding under the Credit Agreement in an amount equal to 100% of the Net Cash Proceeds (as defined in the Credit Agreement) from (i) certain property dispositions and (ii) the receipt of certain other amounts not in the ordinary course of business, in each case, if not reinvested within a specified time period as contemplated in the Credit Agreement, and with a carve out of up to 30% of the Net Cash Proceeds from the sale leaseback transaction relating to the Company’s Summers Ridge property to the extent the excluded amounts are used for specified purposes.
During the three months ended March 31, 2018, the Company used $100.0 million of net cash proceeds from the sale and leaseback transaction related to the Summers Ridge property to pay down a portion of the existing Term Loan. Due to the early payment on the Term Loan, the Company recorded a $3.0 million loss on extinguishment of debt. Additionally, the Company paid approximately $1.8 million of the existing Term Loan in accordance with contractual maturities of the principal balance. Separately, the Company also repaid the entire outstanding $10.0 million balance on its Revolving Credit Facility under the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, dividends and other distributions, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter for the most recently completed four fiscal quarters of (a) 5.00 to 1.00 for the fiscal quarter ending December 31, 2017, (b) 4.25 to 1.00 for the fiscal quarters ending March 31, 2018 through December 31, 2018 and (c) 3.50 to 1.00 for the fiscal quarter ending March 31, 2019 and each fiscal quarter thereafter; and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with all financial covenants as of March 31, 2018.

The Term Loan consists of the following (dollars in thousands):

	March 31, 2018	December 31, 2017
Principal balance	$143,187	$245,000
Unamortized deferred issuance costs	(4,102)	(7,422)
Term Loan, net	139,085	237,578
Less: current portion	(6,918)	(10,184)
Term Loan, non-current	$132,167	$227,394
As of March 31, 2018, the aggregate contractual maturities of long-term borrowings for the Term Loan are as follows (dollars in thousands):

Fiscal year:
2018	$5,437
2019	10,875
2020	14,500
2021	14,500
2022	97,875
Total	$143,187
Interest expense recognized on the Term Loan for the three months ended March 31, 2018 totaled $2.0 million for the stated interest. Amortization of debt issuance costs associated with the Term Loan was $0.3 million for the three months ended March 31, 2018, and was recorded to interest expense in the Company's Consolidated Statement of Income.
Interest expense and amortization of debt issuance costs associated with the Revolving Credit Facility for the three months ended March 31, 2018 was immaterial.
Note 7. Stockholders’ Equity
Issuances of Common Stock
During the three months ended March 31, 2018, the Company issued 202,851 shares of common stock in conjunction with the vesting and release of RSUs. The Company also issued 291,555 shares of common stock upon the exercise of stock options and 21,342 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $5.7 million during the three months ended March 31, 2018. The Company withheld 72,713 shares of outstanding common stock in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain RSUs with a value of approximately $3.2 million during the three months ended March 31, 2018.
During the three months ended March 31, 2017, the Company issued 57,713 shares of common stock in conjunction with the vesting and release of RSUs. The Company also issued 222,378 shares of common stock upon the exercise of stock options and 32,358 shares of common stock in connection with the Company’s ESPP, resulting in net proceeds to the Company of approximately $3.1 million during the three months ended March 31, 2017. The Company withheld 21,538 shares of outstanding common stock in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain RSUs with a value of approximately $0.4 million during the three months ended March 31, 2017.
As discussed in Note 6, during the three months ended March 31, 2018, the Company issued 2,427,547 of common stock in exchange for $70.2 million in aggregate principal of the Convertible Senior Notes.

Stock-Based Compensation
The compensation expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Income was as follows (in thousands):

	Three months ended March 31,

	2018	2017
Cost of sales	$231	$130
Research and development	592	412
Sales and marketing	796	470
General and administrative	1,317	909
Total stock-based compensation expense	$2,936	$1,921
Total compensation expense recognized for the three months ended March 31, 2018 includes $1.0 million related to stock options and $1.9 million related to RSUs. Total compensation expense recognized for the three months ended March 31, 2017 includes $1.1 million related to stock options and $0.8 million related to RSUs. As of March 31, 2018, total unrecognized compensation expense related to non-vested stock options was $7.0 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. As of March 31, 2018, total unrecognized compensation expense related to non-vested restricted stock was $13.5 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three months ended March 31, 2018 or 2017.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Three months ended March 31,
	2018	2017
Risk-free interest rate	2.49%	2.33%
Expected option life (in years)	6.29	6.63
Volatility rate	36%	36%
Dividend rate	—%	—%
The weighted-average fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $18.76 and $8.55, respectively. The Company granted 158,758 and 230,261 stock options during the three months ended March 31, 2018 and 2017, respectively. The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the three months ended March 31, 2018 and 2017 was $46.48 and $21.06, respectively. The Company granted 184,377 and 289,338 shares of restricted stock during the three months ended March 31, 2018 and 2017, respectively.
Note 8. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented $41.9 million (25%) and $8.3 million (11%) of total revenue for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, balances due from foreign customers were $22.0 million and $18.8 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Three months ended March 31,
	2018	2017
Customer:
A	20%	17%
B	16%	27%
C	13%	15%
	49%	59%

Consolidated net revenues by product category for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three months ended March 31,
	2018	2017
Rapid Immunoassay	$80,685	$57,533
Cardiac Immunoassay	68,444	—
Specialized Diagnostic Solutions	14,871	13,048
Molecular Diagnostic Solutions	5,143	3,111
Total revenues	$169,143	$73,692
As of March 31, 2018 and December 31, 2017, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $58.4 million and $44.4 million, respectively.
Note 9. Commitments and Contingencies
Operating Lease - Summers Ridge Property
On January 5, 2018, the Company entered into a sale and leaseback transaction for the San Diego property on Summers Ridge Road (the "Summers Ridge Property") that was acquired as part of the Triage Business from Alere discussed in Note 11. The Summers Ridge Property was included as assets held for sale on the Consolidated Balance Sheet as of the year ended December 31, 2017. The Company sold the Summers Ridge Property for a net consideration of $146.6 million. In addition, the Company entered into a lease agreement with the buyer to lease two of the four buildings on the Summers Ridge Property for an initial term of 15 years. The Summers Ridge lease is subject to certain must-take provisions related to an additional two buildings, consisting of approximately 124,461 square feet, upon the expiration of certain leases with the tenants of the other portion of the Summers Ridge Property. The initial term can be extended by the Company for two additional five-year terms upon satisfaction of certain conditions.
Base rent for the Premises must be paid over the Initial Term on an absolute triple net basis. The initial annual base rent is approximately $6.0 million and is subject to future rent escalation adjustments. In addition to the base rent, the Company must pay all operating expenses for an Amenity Center on the Summers Ridge Property, a portion of which will be charged back to the other tenants of the Summers Ridge Property, and a portion of the Summers Ridge Property operating expenses.
The approximate future minimum lease payments of the Summers Ridge Property are $6.2 million for 2019, $6.4 million for 2020, $6.6 million for 2021, $6.8 million for 2022, $7.0 million for 2023 and $73.0 million in the aggregate after 2023.
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
From time to time, the Company is involved in other litigation and proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to our business. The Company accrues for legal claims when, and to the extent that, amounts associated with the claims become probable and are reasonably estimable. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition or results of operations or liquidity. No accrual has been recorded as of March 31, 2018 and December 31, 2017 related to such matters as they are not probable and/or reasonably estimable.
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
Note 10. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$101,812	$—	$—	$101,812	$36,086	$—	$—	$36,086
Total assets measured at fair value	$101,812	$—	$—	$101,812	$36,086	$—	$—	$36,086
Liabilities:
Contingent consideration	—	—	23,284	23,284	—	—	$24,301	$24,301
Deferred consideration	$—	$225,952	$—	$225,952	$—	$223,158	$—	$223,158
Total liabilities measured at fair value	$—	$225,952	$23,284	$249,236	$—	$223,158	$24,301	$247,459
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three month periods ended March 31, 2018 and the year ended December 31, 2017.
The Company used Level 1 inputs to determine the fair value of its cash equivalents, which primarily consist of funds held in government money market accounts and commercial paper. As such, the carrying value of cash equivalents approximates fair value. As of March 31, 2018 and December 31, 2017, the carrying value of cash equivalents was $101.8 million and $36.1 million, respectively.
In connection with the acquisition of the BNP Business, the Company will pay up to $280.0 million in cash, of which $256.0 million is guaranteed and is considered deferred consideration and $24.0 million is contingent consideration. The fair value of the deferred consideration was determined to be $220.6 million on the acquisition date based on the net present value of cash payments using an estimated borrowing rate using a quoted price for a similar liability. The Company recorded $2.8 million for the accretion of interest on the deferred consideration in the first quarter of 2018. The fair value of contingent consideration on the acquisition date was $19.7 million and was calculated using a discounted probability weighted valuation model.
In conjunction with the acquisitions of BioHelix Corporation in May 2013, AnDiaTec GmbH & Co. KG in August 2013 and Immutopics, Inc. in March 2016, the Company recorded contingent consideration of $3.6 million as of March 31, 2018 and $4.6 million as of December 31, 2017. The Company assesses the fair value of contingent consideration to be settled in cash related to these prior acquisitions using a discounted revenue model. Significant assumptions used in the measurement include revenue projections and discount rates. This fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represent Level 3 measurements.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2017 through March 31, 2018 are as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2017	$24,301
Cash payments	(1,017)
Balance at March 31, 2018	$23,284
Note 11. Acquisition
On October 6, 2017, the Company acquired the Triage and BNP Businesses. The acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations. In connection with the acquisition of the Triage Business, the Company paid $399.8 million in cash and assumed certain liabilities. These acquisitions enhance the Company's revenue profile and expand the Company's geographic footprint and product diversity. The Company used proceeds from the Term Loan (defined and discussed in Note 6) of $245.0 million and cash on hand to pay (i) the consideration for the Triage Business and (ii) fees and expenses incurred in connection with the acquisition of the Triage and BNP Businesses. In connection with the acquisition of the BNP Business, the Company: (i) will pay (A) $16.0 million in cash plus up to an additional $24.0 million in contingent consideration, payable in five annual installments of up to $8.0 million, the first of which was due and paid in April 2018, (B) $240.0 million in cash, payable in six annual installments of $40.0 million each, the first of which was due and paid in April 2018 and (C) $0.2 million in cash for certain inventory related adjustments; and (ii) assumed certain liabilities.
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

The components of the preliminary purchase price allocation at the acquisition date and the purchase price consideration transferred at March 31, 2018 are as follows (in thousands):

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
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, the risks set forth in Part II, Item 1A of this Form 10-Q; our reliance on sales of our influenza diagnostic tests; fluctuations in our operating results resulting from the timing of the onset, length and severity of cold and flu seasons, seasonality, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, adverse changes in competitive conditions in domestic and international markets, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, lower than anticipated market penetration of our products, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors, and changes in the healthcare market and consolidation of our customer base; our development and protection of proprietary technology rights; our development of new technologies, products and markets; our reliance on a limited number of key distributors; intellectual property risks, including but not limited to, infringement litigation; our need for additional funds to finance our capital or operating needs; the financial soundness of our customers and suppliers; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; adverse actions or delays in new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities or loss of any previously received regulatory approvals or clearances; changes in government policies; our exposure to claims and litigation, including litigation currently pending against us; costs of or our failure to comply with government regulations in addition to FDA regulations; compliance with government regulations relating to the handling, storage and disposal of hazardous substances; third-party reimbursement policies; our failure to comply with laws and regulations relating to billing and payment for healthcare services; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance; our exposure to cyber-based attacks and security breaches; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations and foreign currency exchange risk sharing arrangements, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into U.S. markets; changes in tax rates and exposure to additional tax liabilities or assessments; risks relating to the acquisition and integration of the Triage and BNP Businesses; Alere’s failure to perform under various transition agreements relating to our acquisition of the Triage and BNP Businesses; that we may incur substantial costs to build our information technology infrastructure to transition the Triage and BNP Businesses; that we may have to write off goodwill relating to our acquisition of the Triage and BNP Businesses; our ability to manage our growth strategy; the level of our indebtedness; the amount of, and our ability to repay, renew or extend, our outstanding debt and its impact on our operations and our ability to obtain financing; that substantially the Senior Credit Facility is secured by substantially all of our assets; our prepayment requirements under the Senior Credit Facility; the agreements for our indebtedness place operating and financial restrictions on the Company; that an event of default could trigger acceleration of our outstanding indebtedness; the effect on our operating results from the trigger of the conditional conversion feature of our Convertible Senior Notes; that we may incur additional indebtedness; increases in interest rate relating to our variable rate debt; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and the indenture governing our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; and our intention of not paying dividends. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the remainder of 2018 regarding our strategy; revenue growth, gross margins and earnings, including the sources of expected growth; that we expect to continue to make substantial expenditures for research and development activities; projected capital expenditures for the remainder of 2018; and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals, initiatives and objectives; the impact of new accounting standards; our exposure to, and defenses against, claims and litigation; the sufficiency of our liquidity and our short-term needs for capital; that we may incur additional debt or issue additional equity; and our intention to continue to evaluate technology, product lines and acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report.
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
Outlook
We anticipate revenue growth during the full year 2018 and a related positive impact on gross margin and earnings. This growth is expected to be driven primarily by the full year impact of the Triage and BNP Businesses, and increased sales of our Sofia assays and molecular products. In addition, we expect continued and significant investment in research and development activities as we invest in our next generation immunoassay and molecular platforms. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines, technologies and companies.
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Total Revenues
The following table compares total revenues for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three months ended March 31,		Increase (Decrease)
	2018	2017	$	%
Rapid Immunoassay	$80,685	$57,533	$23,152	40%
Cardiac Immunoassay	68,444	—	68,444	N/A
Specialized Diagnostic Solutions	14,871	13,048	1,823	14%
Molecular Diagnostic Solutions	5,143	3,111	2,032	65%
Total revenues	$169,143	$73,692	$95,451	130%
For the three months ended March 31, 2018, total revenue increased to $169.1 million from $73.7 million in the prior period. The increase in total revenues was driven by Cardiac Immunoassay revenue from the acquisition of the Triage and BNP Businesses in October 2017. The Company realized increases in Rapid Immunoassay revenues due to higher revenues of Influenza and Strep A products bolstered by a severe cold and flu season, as well as the addition of InflammaDry® and AdenoPlus® diagnostic product businesses acquired from RPS Diagnostics in May 2017. The increase in our molecular revenues was driven by continued gains on our Solana platform.
Gross Profit
Gross profit increased by 119% over prior year to $106.3 million, or 63% of revenue for the three months ended March 31, 2018, compared to $48.5 million, or 66% of revenue for the three months ended March 31, 2017. The increased gross profit was mainly driven by improved product mix and increased sales volumes of Influenza products, Strep A products and the addition of the Cardiac Immunoassay products from the acquisition of the Triage and BNP Businesses in October 2017. Gross margin declined slightly compared to the same period in the prior year due to the amortization of inventory step-up to fair value and the amortization of intangible assets associated with the Triage and BNP Businesses.

Operating Expenses
The following table compares operating expenses for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three months ended March 31,
	2018		2017
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$12,621	7%	$7,875	11%	$4,746	60%
Sales and marketing	$28,558	17%	$14,223	19%	$14,335	101%
General and administrative	$10,532	6%	$7,120	10%	$3,412	48%
Acquisition and integration costs	$3,467	2%	$52	—%	$3,415	6,567%
Research and Development Expense
Research and development expense for the three months ended March 31, 2018 increased from $7.9 million to $12.6 million due primarily to additional expenses associated with the Triage and BNP Businesses.
Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the three months ended March 31, 2018 increased from $14.2 million to $28.6 million primarily driven by increased expenses associated with the newly acquired Triage and BNP Businesses, increased compensation, stock compensation and freight expenses associated with higher revenues.
General and Administrative Expense
General and administrative expense for the three months ended March 31, 2018 increased from $7.1 million to $10.5 million compared with the prior year period primarily due to additional costs associated with the Triage and BNP Businesses, higher stock compensation and legal fees. General and administrative expense primarily includes personnel costs, information technology, facilities and professional service fees.
Acquisition and Integration Costs
Acquisition and integration costs for the three months ended March 31, 2018 increased from $0.1 million to $3.5 million compared with the prior year period. This increase is primarily attributable to due diligence and integration costs related to the acquisitions of the Triage and BNP Businesses.
Other Expense, Net
Interest expense, net primarily relates to accrued interest for the coupon and accretion of the discount on our Convertible Senior Notes issued in December 2014, accrued interest and amortization of deferred loan costs associated with the Senior Credit Facility, and interest paid on our lease obligation associated with our San Diego McKellar facility. The increase in interest expense of $5.0 million over last year was primarily due to the interest incurred under the Senior Credit Facility entered into in connection with the acquisition of the Triage and BNP Businesses. Loss on extinguishment of debt of $4.6 million relates to the $100.0 million early payment on the Term Loan and the extinguishment of $70.2 million in aggregate principal of the Convertible Senior Notes in exchange for the Company's common stock during the first quarter of 2018. See further discussion in Note 6 to the Consolidated Financial Statements in this Quarterly Report.
Income Taxes
Our effective tax rate for the three months ended March 31, 2018 and 2017 was 12% and 13%, respectively. We recognized an income tax expense of $4.7 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate was lower for the three months ended March 31, 2018 primarily due to the federal statutory rate and Foreign Derived Intangible Income ("FDII") benefits arising from the enactment of the Tax Act effective for tax years beginning on or after January 1, 2018 and the impact to our valuation allowance from utilization of deferred tax assets to shield our tax liability.
The Tax Act significantly revises how companies compute their U.S corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax.
Liquidity and Capital Resources
As of March 31, 2018 and December 31, 2017, the principal sources of liquidity consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$101,812	$36,086
Working capital including cash and cash equivalents, excluding Convertible Senior Notes	$158,504	$202,881

As of March 31, 2018, we had $101.8 million in cash and cash equivalents, a $65.7 million increase from December 31, 2017. Our cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products as well as asset acquisitions. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt, or issue additional equity, to successfully complete such transactions.
Our primary source of liquidity, other than our holdings of cash and cash equivalents, has been cash flows from operations, debt financings and proceeds from issuance of common stock. Cash generated from operations provides us with the financial flexibility we need to meet normal operating, investing, and financing needs. We anticipate that our current cash and cash equivalents, together with cash provided by operating activities will be sufficient to fund our near term capital and operating needs for at least the next 12 months. Normal operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	support of commercialization efforts related to our current and future products, including support of our direct sales force and field support resources both in the United States and abroad;

•	interest on and repayments of our Convertible Senior Notes, Senior Credit Facility, deferred consideration, contingent consideration and lease obligations;

•	the continued advancement of research and development efforts;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	the integration of our recent acquisitions; and

•	potential strategic acquisitions and investments.
In December 2014, we issued Convertible Senior Notes in the aggregate principal amount of $172.5 million. The Convertible Senior Notes have a coupon rate of 3.25% and are due 2020. The principal balance outstanding as of March 31, 2018 was $97.1 million. For detailed information of the terms of the Convertible Senior Notes, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report, which is incorporated by reference herein.
As of March 31, 2018, we have $249.2 million in fair value of deferred and contingent considerations associated with prior acquisitions to be settled in future periods.
On October 6, 2017, the Company entered into the Credit Agreement, which provided the Company with a $245.0 million Term Loan and a $25.0 million Revolving Credit Facility. The Term Loan and the Revolving Credit Facility will mature on October 6, 2022. On the closing date of the Credit Agreement, the Company borrowed the entire amount of the Term Loan and $10.0 million under the Revolving Credit Facility. The Company used the proceeds of the Term Loan along with its cash on hand, to pay (i) the consideration for the Triage Business and (ii) the fees and expenses incurred in connection with the acquisition of the Triage and BNP Businesses. In January 2018, the Company paid down the Term Loan balance by $100.0 million using cash proceeds from the sale and lease back transaction of the Summers Ridge Property. In the same month, the Company repaid the entire outstanding $10.0 million balance on its Revolving Credit Facility, restoring the Revolving Credit Facility to an available balance of $25.0 million.
We expect our revenue and operating expenses will significantly impact our cash management decisions. Our future capital requirements and the adequacy of our available funds to service our long-term debt and to fund working capital expenditures and business development efforts will depend on many factors, including:

•	our ability to successfully integrate our recently acquired businesses and realize revenue growth from our new technologies and create innovative products in our markets;

•	our outstanding debt and covenant restrictions;

•	leveraging our operating expenses to realize operating profits as we grow revenue;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

	Three months ended March 31,
	2018	2017
Net cash provided by operating activities:	$35,814	$29,575
Net cash provided by (used for) investing activities:	141,695	(3,712)
Net cash (used for) provided by financing activities:	(111,796)	2,121
Effect of exchange rates on cash	13	2
Net increase in cash and cash equivalents	$65,726	$27,986
Cash provided by operating activities of $35.8 million during the three months ended March 31, 2018 reflects net income of $34.0 million and adjustments of $27.7 million associated with depreciation, amortization, loss on extinguishment of debt, amortization of inventory step-up to fair value, accretion of interest on deferred consideration, and stock-based compensation. Offsetting this was a net working capital use of $28.2 million, primarily related to an increase in accounts receivable. For the three months ended March 31, 2017, cash provided by operating activities of $29.6 million reflected net income of $14.3 million and adjustments of $9.0 million related to depreciation, amortization and stock based compensation. Additionally, a net working capital contribution of $6.3 million contributed to the increase.
Our investing activities provided $141.7 million during the three months ended March 31, 2018 primarily due to sales of the Summers Ridge property for approximately $146.6 million. Additionally, we used $4.9 million on production equipment, building improvements and Sofia and Solana instruments available for lease and intangible assets. Our investing activities used $3.7 million during the three months ended March 31, 2017, primarily for the acquisition of production equipment, Sofia instruments available for lease and building improvements.
We are currently planning approximately $25.0 million in capital expenditures for the remainder of 2018. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, Sofia and Solana instruments and to implement facility improvements. We plan to fund these capital expenditures with the cash on our balance sheet.
Cash used by financing activities was $111.8 million during the three months ended March 31, 2018 and was primarily related to payments on the Term Loan of $101.8 million, payments on the Revolving Credit Facility of $10.0 million, repurchases of common stock of $3.2 million, transaction costs related to the debt exchange of $1.4 million, and payments on acquisition contingencies of $1.0 million, partially offset by proceeds from issuance of stock of $5.7 million. Cash provided by financing activities was $2.1 million during the three months ended March 31, 2017, and was primarily related to proceeds from the issuance of common stock of $3.1 million. These amounts were partially offset by repurchases of common stock of $0.4 million and payments on acquisition related contingencies of $0.5 million.

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
Off-Balance Sheet Arrangements
At March 31, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recent Accounting Pronouncements
Information about recently adopted and proposed accounting pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report under the heading “Recent Accounting Pronouncements” and is incorporated by reference herein.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to customer programs and incentives, stock-based compensation, goodwill and intangible assets, business combinations, income taxes, and convertible debt. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as described in Note 1 to the Consolidated Financial Statements in this Quarterly Report, there were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018.
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
The fair market value of our Senior Credit Facility interest rate debt is subject to interest rate risk. Generally, the fair market value of the Senior Credit Facility interest rate debt will vary as interest rates increase or decrease. We had $143.2 million outstanding under our Senior Credit Facility at March 31, 2018. The weighted average interest rate on these borrowings is 5.55% as of March 31, 2018. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $1.4 million. Based on our market risk sensitive instruments outstanding at March 31, 2018, we have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of such date.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we periodically evaluate our placement of investments, as of March 31, 2018, we did not have any cash and cash equivalents placed in funds held in government money market accounts and commercial paper.

Foreign Currency Exchange Risk
Sales to customers outside the U.S. represented $41.9 million (25%) of total revenue for the three months ended March 31, 2018, and balance due from foreign customers was $22.0 million as of March 31, 2018. We recognized $0.2 million in foreign exchange loss for the three months ended March 31, 2018 and an immaterial foreign exchange gain for the three months ended March 31, 2017. The majority of our international sales are negotiated for and paid in foreign currency, which involves currency risks. Change in the values of the Euro, the Chinese Renminbi, the Japanese Yen and other foreign currencies could result in currency gains and losses and could have an impact on our business, financial condition and results of operations. We do not currently hedge against exchange rate fluctuations, which means that we are fully exposed to exchange rate changes. In addition, we have certain agreements whereby we share the foreign currency exchange fluctuation risk. We may, in the future, enter into similar such arrangements.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.    Legal Proceedings
The information set forth in the section entitled “Litigation and Other Legal Proceedings” under Note 9 of the Notes to the Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report, is incorporated herein by reference.
ITEM 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For a detailed description of our risk factors, refer to Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2018.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1, 2018 - January 28, 2018	2,892	$45.99	—	$—
January 29, 2018 - February 25, 2018	63,110	44.47	—	—
February 26, 2018 - April 1, 2018	6,711	43.62	—	—
Total	72,713	$44.45	—	$—

(1) We withheld 72,713 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain RSUs during the three months ended March 31, 2018.
(2) We did not renew our share repurchase program, which expired on January 25, 2018.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 9, 2018.)
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
___________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2018	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 9, 2018.)
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
___________________________
* Filed herewith.
** Furnished herewith.