Form 10-Q
period 2018-06-30
QUIDEL CORP /DE/
filed 2018-08-08
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2018, 39,047,802 shares of the registrant's common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$38,675	$36,086
Accounts receivable, net	44,703	67,046
Inventories	59,714	67,078
Assets held for sale	—	146,644
Prepaid expenses and other current assets	24,880	14,375
Total current assets	167,972	331,229
Property, plant and equipment, net	66,522	61,585
Goodwill	337,023	337,028
Intangible assets, net	188,968	203,827
Other non-current assets	3,016	1,582
Total assets	$763,501	$935,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,737	$27,279
Accrued payroll and related expenses	15,317	15,926
Current portion of contingent consideration	7,125	6,293
Current portion of deferred consideration	44,000	46,000
Current portion of Revolving Credit Facility	—	10,000
Current portion of Convertible Senior Notes	53,421	—
Current portion of Term Loan	—	10,184
Other current liabilities	10,713	12,666
Total current liabilities	152,313	128,348
Convertible Senior Notes	—	149,868
Term Loan	80,960	227,394
Deferred consideration	138,559	177,158
Contingent consideration	14,904	18,008
Other non-current liabilities	7,857	7,371
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value per share; 97,500 shares authorized; 39,001 and 34,540 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	39	35
Additional paid-in capital	350,401	239,489
Accumulated other comprehensive income	6	—
Retained earnings (accumulated deficit)	18,462	(12,420)
Total stockholders’ equity	368,908	227,104
Total liabilities and stockholders’ equity	$763,501	$935,251
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total revenues	$103,155	$38,267	$272,298	$111,959
Cost of sales	45,487	19,441	108,359	44,634
Gross profit	57,668	18,826	163,939	67,325
Research and development	13,284	7,627	25,905	15,502
Sales and marketing	27,545	13,064	56,103	27,287
General and administrative	11,500	6,783	22,032	13,903
Acquisition and integration costs	4,935	2,379	8,402	2,431
Total operating expenses	57,264	29,853	112,442	59,123
Operating income (loss)	404	(11,027)	51,497	8,202
Other expense, net:
Interest expense, net	(6,839)	(2,778)	(14,689)	(5,603)
Loss on extinguishment of debt	(2,398)	—	(6,965)	—
Total other expense, net	(9,237)	(2,778)	(21,654)	(5,603)
(Loss) income before income taxes	(8,833)	(13,805)	29,843	2,599
(Benefit) provision for income taxes	(5,757)	(1,963)	(1,039)	151
Net (loss) income	$(3,076)	$(11,842)	$30,882	$2,448
Basic (loss) earnings per share	$(0.08)	$(0.35)	$0.84	$0.07
Diluted (loss) earnings per share	$(0.08)	$(0.35)	$0.81	$0.07
Shares used in basic per share calculation	37,925	33,500	36,586	33,351
Shares used in diluted per share calculation	37,925	33,500	42,255	34,295
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(3,076)	$(11,842)	$30,882	$2,448
Other comprehensive (loss) income, net of tax
Changes in cumulative translation adjustment	(14)	26	6	35
Comprehensive (loss) income	$(3,090)	$(11,816)	$30,888	$2,483
See accompanying notes.

QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands; unaudited)
	Six months ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$30,882	$2,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	23,619	11,577
Stock-based compensation expense	6,415	4,059
Amortization of debt discount and deferred issuance costs	2,714	2,741
Change in fair value of acquisition contingencies	745	—
Accretion of interest on deferred consideration	5,401	—
Amortization of inventory step-up to fair value	3,650	—
Change in deferred tax assets and liabilities	—	(247)
Loss on extinguishment of debt	6,965	—
Changes in assets and liabilities:
Accounts receivable	22,342	5,156
Inventories	3,710	3,216
Income taxes receivable	(1,291)	(866)
Prepaid expenses and other current and non-current assets	(11,525)	(1,908)
Accounts payable	(5,070)	(4,064)
Accrued payroll and related expenses	(1,505)	637
Other current and non-current liabilities	(590)	1,258
Net cash provided by operating activities:	86,462	24,007
INVESTING ACTIVITIES:
Acquisitions of property, equipment and intangibles	(13,577)	(8,070)
Acquisition of other businesses, net of cash acquired	—	(14,655)
Proceeds from sale of Summers Ridge Property	146,644	—
Net cash provided by (used for) investing activities:	133,067	(22,725)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,549	5,265
Payments on revolving credit facility	(10,000)	—
Payments on lease obligation	(60)	(44)
Repurchases of common stock	(3,607)	(488)
Payments on acquisition contingent consideration	(3,017)	(486)
Payments on deferred consideration	(46,000)	—
Payments on Term Loan	(161,813)	—
Payments of debt transaction costs	(2,002)	—
Net cash (used for) provided by financing activities:	(216,950)	4,247
Effect of exchange rates on cash	10	11
Net increase in cash and cash equivalents	2,589	5,540
Cash and cash equivalents, beginning of period	36,086	169,508
Cash and cash equivalents, end of period	$38,675	$175,048

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of property, equipment and intangibles by incurring current liabilities	$1,752	$2,404
Decrease of accrued payroll and related expenses upon issuance of common stock	$—	$903
Extinguishment of Convertible Senior Notes through issuance of common stock	$200,185	$—
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
The information at June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s 2017 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2018 and 2017, the Company’s fiscal year will end or has ended on December 30, 2018 and December 31, 2017, respectively. For 2018 and 2017, the Company’s second quarter ended on July 1, 2018 and July 2, 2017, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and six month periods ended June 30, 2018 and 2017 each included 13 and 26 weeks, respectively.
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
Significant Accounting Policies
During the three and six months ended June 30, 2018, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as described below.
Revenue Recognition
The Company records revenues primarily from product sales. These revenues are recorded net of rebates and other discounts. These rebates and discounts are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Revenue is recognized when control of the products is transferred to the customers in an amount that reflects the consideration the Company expects to receive from the customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. A performance obligation is considered to be satisfied once the control of a product is transferred to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when there are no uncertainties regarding payment terms or transfer of control.
A portion of product sales includes revenues for diagnostic kits, which are utilized on leased instrument systems under the Company’s “reagent rental” program. The reagent rental program provides customers the right to use the instruments at no separate cost to the customer in consideration for a multi-year agreement to purchase annual minimum amounts of consumables (“reagents” or “diagnostic kits”). When an instrument is placed with a customer under a reagent rental agreement, the Company retains title to the equipment and it remains capitalized on the Company’s Consolidated Balance Sheets as property, plant and equipment, net. The instrument is depreciated on a straight-line basis over the lower of the lease term or life of the instrument. Depreciation expense is recorded in cost of sales included in the Consolidated Statements of Operations. Instrument and consumables under the reagent rental agreements are deemed two distinct performance obligations. Though the instrument and consumables do not have any use to customers without one another, they are not highly interdependent because they do not significantly affect each other. The Company would be able to fulfill its promise to transfer the instrument even if its customers did not purchase any consumables and the Company would be able to fulfill its promise to provide the consumables even if customers acquired instruments separately. The contract price is allocated between these two performance obligations based on the relative standalone selling prices. The instrument is considered an operating lease and revenue allocated to the instrument will be separately disclosed, if material.
Reclassifications
The Company recorded a reclassification of $1.7 million and $3.3 million for the three and six months ended June 30, 2017 from amortization of intangible assets from acquired businesses and technology to cost of sales expense as previously reported in the Consolidated Statements of Operations. In addition, the Company recorded a reclassification of $0.7 million and $1.4 million for the three and six months ended June 30, 2017 from amortization of intangible assets from acquired businesses and technology to sales and marketing expense to conform to current year presentation. These reclassifications did not impact the net (loss) income as previously reported or any prior amounts reported on the Consolidated Balance Sheets, Statements of Cash Flows or Statements of Comprehensive (Loss) Income.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition (“ASU 2014-09”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has issued several amendments to the new standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses and principal vs. agent considerations. ASU 2014-09 and all subsequent amendments (collectively, “ASC 606”) were effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein.
The Company adopted ASC 606 on January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. The cumulative effect of applying the new revenue standard to all incomplete contracts as of January 1, 2018 was not material and, therefore, did not result in an adjustment to retained earnings. The adoption of ASC 606 did not have a material impact on the Company's consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and six months ended June 30, 2018.
In February 2016, the FASB issued guidance codified in ASU 2016-02 (Topic 842), Leases. The guidance requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset representing the right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Under ASU 2016-02, the standard will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The FASB issued ASU 2018-11 in July 2018 which allows for an alternative method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. While the Company is continuing to assess the effects of adoption, the Company believes the new standard will have a material effect on the consolidated financial statements and disclosures. We expect substantially all real-estate operating lease commitments to be recognized as lease liabilities with corresponding right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the consolidated balance sheet. The Company is currently evaluating the impact of Topic 842 on the consolidated financial statements as it relates to other aspects of its business.
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
Note 2. Computation of (Loss) Earnings Per Share
Basic (loss) earnings per share ("EPS") is computed by dividing net (loss) income by the weighted-average number of common shares outstanding, including restricted stock units (“RSUs”) vested during the period. Diluted EPS is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs and the 3.25% Convertible Senior Notes due 2020 (“Convertible Senior Notes”). Potentially dilutive common shares from outstanding stock options and unvested RSUs are determined using the average share price for each period under the treasury stock method. Potentially dilutive shares from the Convertible Senior Notes are determined using the if-converted method. Under the provisions of the if-converted method, the Convertible Senior Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Senior Notes is added back to net (loss) income.
The Convertible Senior Notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the notes. The Senior Convertible Notes became convertible on March 31, 2018 and remained convertible through June 30, 2018. The Senior Convertible Notes were not convertible during the six months ended June 30, 2017.
The following table reconciles net (loss) income and the weighted-average shares used in computing basic and diluted earnings per share in the respective periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income used for basic earnings per share	$(3,076)	$(11,842)	$30,882	$2,448
Interest expense on Convertible Senior Notes, net of tax	—	—	3,361	—
Net (loss) income used for diluted earnings per share, if-converted method	$(3,076)	$(11,842)	$34,243	$2,448

Basic weighted-average common shares outstanding	37,925	33,500	36,586	33,351
Potentially dilutive shares issuable from Convertible Senior Notes, if-converted	—	—	3,881	—
Potentially dilutive shares issuable from stock options and unvested RSUs	—	—	1,788	944
Diluted weighted-average common shares outstanding, if-converted	37,925	33,500	42,255	34,295
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	167	1,291	183	1,465
Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
The number of potentially dilutive shares issuable under the Convertible Senior Notes that would have been included in the diluted EPS calculation if the Company had earnings amounted to 2.8 million shares for the three months ended June 30, 2018. Additionally, the number of potentially dilutive shares issuable under the stock options and RSUs that would have been included in the diluted EPS calculation if the Company had earnings amounted to 1.8 million shares and 1.1 million shares for the three months ended June 30, 2018 and 2017, respectively.

Note 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following at June 30, 2018 and December 31, 2017, respectively (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$22,220	$22,252
Work-in-process (materials, labor and overhead)	20,588	22,813
Finished goods (materials, labor and overhead)	16,906	22,013
Total inventories	$59,714	$67,078
Note 4. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Customer incentives	$6,603	$7,165
Accrued interest	80	442
Other	4,030	5,059
Total other current liabilities	$10,713	$12,666
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revises how companies compute their U.S. corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S.-owned undistributed foreign earnings and profits known as the transition tax.
The Company recognized income tax benefit of $5.8 million and $2.0 million for the three months ended June 30, 2018 and 2017 respectively, which represents an effective tax rate of 65% and 14%, respectively. The Company recognized income tax benefit of $1.0 million and income tax expense of $0.2 million for the six months ended June 30, 2018 and 2017, respectively, which represents an effective tax rate of (3)% and 6% respectively. The effective tax rate for the three and six month periods ended June 30, 2018 differed from the same periods in prior years due primarily to reduction in the tax rate from the Tax Act, the impacts of the Company's full valuation allowance on U.S. earnings and higher discrete tax benefits recorded during the 2018 periods for excess tax benefits of stock-based compensation.
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
On December 22, 2017, the Securities and Exchange Commissions issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of December 31, 2017, the Company was able to reasonably estimate certain effects of the Tax Act and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and rate change revaluation of the deferred tax assets. The Company has not made any additional measurement-period adjustments related to these items during the three and six months ended June 30, 2018, as the Company is still awaiting relevant guidance as to certain provisions included in the Tax Act. However, the Company is continuing to gather additional information to complete the accounting for these items and expects to complete the accounting within the prescribed measurement period. Any subsequent adjustment to the amounts previously recorded in 2017 (the period of enactment of the Tax Act) will be a tax expense/benefit in the quarter of 2018 when the analysis is complete.
Note 6. Debt
Convertible Senior Notes
In December 2014, the Company issued $172.5 million aggregate principal amount of its Convertible Senior Notes. Debt issuance costs of approximately $5.1 million were primarily comprised of underwriters fees, legal, accounting and other professional fees, of which $4.2 million were capitalized and are recorded as a reduction to long-term debt and are being amortized using the effective interest method to interest expense over the six-year term of the Convertible Senior Notes. The remaining $0.9 million of debt issuance costs were allocated as a component of equity in additional paid-in capital. The implied interest rate of the Convertible Senior Notes was 6.9%, assuming no conversion option. The Convertible Senior Notes mature on December 15, 2020.
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
During the second quarter of 2018, the last reported sales price of the Company’s common stock was greater than 130% of the Convertible Senior Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. Consequently, the Convertible Senior Notes were convertible as of June 30, 2018. If the Convertible Senior Notes were converted as of June 30, 2018, the if-converted amount would exceed the principal by $1.7 million. The Convertible Senior Notes may be settled at the Company's option in cash or a combination of cash and shares of common stock. Therefore, the Convertible Senior Notes have been classified as short-term debt as of June 30, 2018.
During the three and six months ended June 30, 2018, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Senior Notes. To measure the resulting loss as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation. The following table summarizes information about the settlement of the Convertible Senior Notes (in thousands).

	Three months ended June 30, 2018	Six months ended June 30, 2018
Principal amount settled	$38,554	$108,773
Number of shares of common stock issued	1,270	3,698
Loss on extinguishment of debt	$766	$2,303
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. During the six months ended June 30, 2018, the Company recorded total interest expense of $4.2 million related to the Convertible Senior Notes, of which $2.2 million related to the amortization of the debt discount and issuance costs and $2.0 million related to the coupon due semi-annually. During the six months ended June 30, 2017, the Company recorded total interest expense of $5.5 million related to the Convertible Senior Notes of which $2.8 million related to the amortization of the debt discount and issuance costs and $2.7 million related to the coupon due semi-annually.
The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market price and is a Level 2 measurement.

	June 30, 2018	December 31, 2017
Principal amount outstanding	$58,541	$167,314
Unamortized discount of liability component	(4,516)	(15,356)
Unamortized debt issuance costs	(604)	(2,090)
Net carrying amount of liability component	53,421	149,868
Less: current portion	(53,421)	—
Long-term debt	$—	$149,868
Carrying value of equity component, net of issuance costs	$10,099	$29,211
Fair value of outstanding Convertible Senior Notes	$125,872	$257,245
Remaining amortization period of discount on the liability component	2.5 years	3.0 years
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
Loans under the Credit Agreement bear interest at a rate equal to (i) the London Interbank Offered Rate (“LIBOR”) plus the “applicable rate” or (ii) the “base rate” (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus one-half of one percent and (c) LIBOR plus one percent) plus the “applicable rate.” The initial applicable rate was 2.50% per annum for base rate loans and 3.50% per annum for LIBOR rate loans, and thereafter will be determined in accordance with a pricing grid based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) ranging from 2.50% to 3.50% per annum for LIBOR rate loans and from 1.50% to 2.50% per annum for base rate loans. In addition, the Company pays a commitment fee on the unused portion of the Credit Agreement based on the Company’s Consolidated Leverage Ratio ranging from 0.10% to 0.50% per annum.
During the three and six months ended June 30, 2018, the Company used cash on hand of $60.0 million and $161.8 million, respectively, to pay down a portion of the existing Term Loan. Due to the early payments on the Term Loan, the Company recorded losses on extinguishment of debt of $1.6 million and $4.7 million during the three and six months ended June 30, 2018, respectively. Separately, the Company also repaid the entire outstanding $10.0 million balance on its Revolving Credit Facility under the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, dividends and other distributions, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) a maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter for the most recently completed four fiscal quarters of (a) 4.25 to 1.00 for the fiscal quarters ending March 31, 2018 through December 31, 2018 and (b) 3.50 to 1.00 for the fiscal quarter ending March 31, 2019 and each fiscal quarter thereafter; and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00 as of the end

of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with all financial covenants as of June 30, 2018.
The Term Loan consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Principal balance	$83,187	$245,000
Unamortized deferred issuance costs	(2,227)	(7,422)
Term Loan, net	80,960	237,578
Less: current portion	—	(10,184)
Term Loan, non-current	$80,960	$227,394
The remaining principal balance of the Term Loan as of June 30, 2018 of $83.2 million is due upon maturity on October 6, 2022.
Interest expense recognized on the Term Loan for the three and six months ended June 30, 2018 totaled $1.6 million and $3.7 million, respectively, for the stated interest. Amortization of debt issuance costs associated with the Term Loan was $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2018, and was recorded to interest expense in the Company's Consolidated Statements of Operations.
Interest expense and amortization of debt issuance costs associated with the Revolving Credit Facility for the six months ended June 30, 2018 was immaterial.
Note 7. Stockholders’ Equity
Issuances of Common Stock
During the six months ended June 30, 2018, the Company issued 266,696 shares of common stock in conjunction with the vesting and release of RSUs. The Company also issued 553,323 shares of common stock upon the exercise of stock options and 21,342 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”), resulting in net proceeds to the Company of approximately $9.5 million during the six months ended June 30, 2018. The Company withheld 78,729 shares of outstanding common stock in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain RSUs with a value of approximately $3.6 million during the six months ended June 30, 2018.
During the six months ended June 30, 2017, the Company issued 95,669 shares of common stock in conjunction with the vesting and release of RSUs. The Company also issued 411,781 shares of common stock upon the exercise of stock options and 32,358 shares of common stock in connection with the Company’s ESPP, resulting in net proceeds to the Company of approximately $5.3 million during the six months ended June 30, 2017. The Company withheld 23,579 shares of outstanding common stock in connection with payment of minimum tax withholding obligations for certain employees relating to the lapse of restrictions on certain RSUs with a value of approximately $0.5 million during the six months ended June 30, 2017.
As discussed in Note 6, during the three months ended June 30, 2018, the Company issued 1,270,406 shares of common stock in exchange for $38.6 million in aggregate principal of the Convertible Senior Notes. During the six months ended June 30, 2018, the Company issued 3,697,953 shares of common stock in exchange for $108.8 million in aggregate principal of the Convertible Senior Notes.

Stock-Based Compensation
The expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2018	2017	2018	2017
Cost of sales	$265	$107	$496	$237
Research and development	601	404	1,193	816
Sales and marketing	717	437	1,513	907
General and administrative	1,897	1,190	3,213	2,099
Total stock-based compensation expense	$3,480	$2,138	$6,415	$4,059
Total compensation expense recognized for the three and six months ended June 30, 2018 includes $0.9 million and $1.9 million related to stock options and $2.6 million and $4.5 million related to RSUs. Total compensation expense recognized for the three and six months ended June 30, 2017 includes $1.0 million and $2.1 million related to stock options and $1.1 million and $2.0 million related to RSUs. As of June 30, 2018, total unrecognized compensation expense related to non-vested stock options was $6.2 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years. As of June 30, 2018, total unrecognized compensation expense related to non-vested restricted stock was $13.8 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years. Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and six months ended June 30, 2018 or 2017.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Six months ended June 30,
	2018	2017
Risk-free interest rate	2.49%	2.31%
Expected option life (in years)	6.29	6.63
Volatility rate	36%	36%
Dividend rate	—%	—%
The weighted-average fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $18.76 and $8.71, respectively. The Company granted 159,017 and 253,844 stock options during the six months ended June 30, 2018 and 2017, respectively. The Company granted 221,502 and 332,216 RSUs during the six months ended June 30, 2018 and 2017, respectively. The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the six months ended June 30, 2018 and 2017 was $48.45 and $21.55, respectively.

Note 8. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented $84.6 million (31%) and $14.7 million (13%) of total revenue for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, accounts receivable due from foreign customers were $18.9 million and $18.8 million, respectively.
The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Six months ended June 30,
	2018	2017
Customer:
A	18%	16%
B	13%	15%
C	13%	22%
	44%	53%
As of June 30, 2018 and December 31, 2017, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $19.9 million and $44.4 million, respectively.
Consolidated net revenues by product category for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Rapid Immunoassay	$16,689	$21,983	$97,374	$79,516
Cardiac Immunoassay	69,850	—	138,294	—
Specialized Diagnostic Solutions	12,694	13,070	27,565	26,118
Molecular Diagnostic Solutions	3,922	3,214	9,065	6,325
Total revenues	$103,155	$38,267	$272,298	$111,959
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
The approximate future minimum lease payments of the Summers Ridge Property are $3.0 million for the remainder of 2018, $6.5 million for 2019, $7.6 million for 2020, $7.8 million for 2021, $8.0 million for 2022, $8.3 million for 2023 and $86.2 million in the aggregate after 2023.
Litigation and Other Legal Proceedings
In Beckman Coulter Inc. v. Quidel Corporation, which was filed in the Superior Court for the County of San Diego, California, on November 27, 2017, Beckman Coulter (“Beckman”) alleges that a provision of an agreement between Quidel and Beckman violates state antitrust laws. Our acquisition of the BNP Business consisted of assets and liabilities relating to a contractual arrangement with Beckman (the “Beckman Agreement”) for the supply of antibodies and other inputs related to, and distribution of, the Triage® BNP Test for the Beckman Coulter Access Family of Immunoassay Systems. The Beckman Agreement further provides that Beckman, for a specified period, cannot research, develop, manufacture or sell an assay for use in the diagnosis of cardiac diseases that measures or detects the presence or absence of BNP or NT-pro-BNP (a related biomarker). In the lawsuit, Beckman asserts that this provision violates certain state antitrust laws and is unenforceable. Beckman contends that it has suffered damages due to this provision and seeks a declaration that this provision is void. Trial in this matter is currently scheduled to begin on August 30, 2019.
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
From time to time, the Company is involved in other litigation and proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to our business. The Company accrues for legal claims when, and to the extent that, amounts associated with the claims become probable and are reasonably estimable. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition or results of operations or liquidity. No accrual has been recorded as of June 30, 2018 and December 31, 2017 related to such matters as they are not probable and/or reasonably estimable.
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
Note 10. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$22,029	$22,029	$—	$—	$24,301	$24,301
Deferred consideration	—	182,559	—	182,559	—	223,158	—	223,158
Total liabilities measured at fair value	$—	$182,559	$22,029	$204,588	$—	$223,158	$24,301	$247,459
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three and six month periods ended June 30, 2018 and the year ended December 31, 2017.
In connection with the acquisition of the BNP Business, the Company will pay up to $280.0 million in cash, of which $256.0 million is guaranteed and is considered deferred consideration and $24.0 million is contingent consideration. The fair value of the deferred consideration was determined to be $220.6 million on the acquisition date based on the net present value of cash payments using an estimated borrowing rate using a quoted price for a similar liability. The Company recorded $5.4 million for the accretion of interest on the deferred consideration during the six months ended June 30, 2018. The fair value of contingent consideration on the acquisition date was $19.7 million and was calculated using a discounted probability weighted valuation model. Due to changes in the estimated payments and a shorter discounting period related to the BNP Business contingent consideration, the fair value of the contingent consideration liabilities changed during the three and six months ended June 30, 2018. These changes resulted in a $0.7 million loss recorded to general and administrative expense in the Consolidated Statements of Operations during the three and six months ended June 30, 2018.
In conjunction with the acquisitions of BioHelix Corporation in May 2013, AnDiaTec GmbH & Co. KG in August 2013 and Immutopics, Inc. in March 2016, the Company recorded contingent consideration of $3.6 million as of June 30, 2018 and $4.6 million as of December 31, 2017. The Company assesses the fair value of contingent consideration to be settled in cash related to these prior acquisitions using a discounted revenue model. Significant assumptions used in the measurement include revenue projections and discount rates. This fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represent Level 3 measurements.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2017 through June 30, 2018 are as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2017	$24,301
Cash payments	(3,017)
Loss recorded for fair value adjustments	745
Balance at June 30, 2018	$22,029
Note 11. Acquisition
On October 6, 2017, the Company closed on the acquisition of the Triage® MeterPro® Cardiovascular (CV) and toxicology business ("Triage Business), and B-type Naturietic Peptide (BNP) assay business run on Beckman Coulter analyzers ("BNP Business" and, together, the "Triage and BNP Businesses") from Alere Inc. ("Alere"). The acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations. In connection with the acquisition of the Triage Business, the Company paid $399.8 million in cash and assumed certain liabilities. These acquisitions enhance the Company's revenue profile and expand the Company's geographic footprint and product diversity. The Company used proceeds from the Term Loan (defined and discussed in Note 6) of $245.0 million and cash on hand to pay (i) the consideration for the Triage Business and (ii) fees and expenses incurred in connection with the acquisition of the Triage and BNP Businesses. In connection with the acquisition of the BNP Business, the Company: (i) will pay (A) $16.0 million in cash plus up to an additional $24.0 million in contingent consideration, payable in five annual installments of up to $8.0 million, the first of which was due and paid in April 2018, (B) $240.0 million in cash, payable in six annual installments of $40.0 million each, the first of which was due and paid in April 2018 and (C) $0.2 million in cash for certain inventory related adjustments; and (ii) assumed certain liabilities.
The purchase price consideration is as follows (in thousands):

Cash consideration—Triage Business	$399,798
Deferred consideration—BNP Business	220,550
Contingent consideration—BNP Business	19,700
Inventory related adjustment	205
Net consideration	$640,253
The fair value of the deferred consideration was determined to be $220.6 million on the acquisition date based on the net present value of cash payments using an estimated borrowing rate using a quoted price for a similar liability. The fair value of contingent consideration on the acquisition date of $19.7 million was calculated using a discounted probability weighted valuation model.
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

The components of the preliminary purchase price allocation at the acquisition date is as follows (in thousands):

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

The fair value of the identified intangible assets was determined primarily using an income-based approach. Intangible assets are amortized on a straight-line basis over the respective amortization periods. The following sets forth results of the amounts assigned to the identifiable intangible assets acquired (in thousands):

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
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, the risks set forth in Part II, Item 1A of this Form 10-Q; our reliance on sales of our influenza diagnostic tests; fluctuations in our operating results resulting from the timing of the onset, length and severity of cold and flu seasons, seasonality, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, adverse changes in competitive conditions in domestic and international markets, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, lower than anticipated market penetration of our products, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors, and changes in the healthcare market and consolidation of our customer base; our development and protection of proprietary technology rights; our development of new technologies, products and markets; our reliance on a limited number of key distributors; intellectual property risks, including but not limited to, infringement litigation; our need for additional funds to finance our capital or operating needs; the financial soundness of our customers and suppliers; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; adverse actions or delays in new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities or loss of any previously received regulatory approvals or clearances; changes in government policies; our exposure to claims and litigation, including litigation currently pending against us; costs of or our failure to comply with government regulations in addition to FDA regulations; compliance with government regulations relating to the handling, storage and disposal of hazardous substances; third-party reimbursement policies; our failure to comply with laws and regulations relating to billing and payment for healthcare services; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance; our exposure to cyber-based attacks and security breaches; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, exposure to currency exchange fluctuations and foreign currency exchange risk sharing arrangements, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, political and economic instability, taxes, and diversion of lower priced international products into U.S. markets; changes in tax rates and exposure to additional tax liabilities or assessments; risks relating to the acquisition and integration of the Triage and BNP Businesses; Alere’s failure to perform under various transition agreements relating to our acquisition of the Triage and BNP Businesses; that we may incur substantial costs to build our information technology infrastructure to transition the Triage and BNP Businesses; that we may have to write off goodwill relating to our acquisition of the Triage and BNP Businesses; our ability to manage our growth strategy; the level of our indebtedness; the amount of, and our ability to repay, renew or extend, our outstanding debt and its impact on our operations and our ability to obtain financing; that substantially the Senior Credit Facility is secured by substantially all of our assets; our prepayment requirements under the Senior Credit Facility; the agreements for our indebtedness place operating and financial restrictions on the Company; that an event of default could trigger acceleration of our outstanding indebtedness; the effect on our operating results from the trigger of the conditional conversion feature of our Convertible Senior Notes; that we may incur additional indebtedness; increases in interest rate relating to our variable rate debt; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and the indenture governing our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; and our intention of not paying dividends. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the remainder of 2018 regarding our strategy; revenue growth, gross margins and earnings, including the sources of expected growth; that we expect to continue to make substantial expenditures for research and development activities; projected capital expenditures for the remainder of 2018; and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals, initiatives and objectives; the impact of new accounting standards; our exposure to, and defenses against, claims and litigation; the sufficiency of our liquidity and our short-term needs for capital; our use of foreign currency hedging agreements; that we may incur additional debt or issue additional equity; and our intention to continue to evaluate technology, product lines and acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report.
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
Outlook
We anticipate continued revenue growth during the second half of 2018 and a related positive impact on gross margin and earnings. This growth is expected to be driven primarily by the impact of the Triage and BNP Businesses and sales of our Sofia assays and molecular products. In addition, we expect continued and significant investment in research and development activities as we invest in our next generation immunoassay and molecular platforms. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines, technologies and companies.
Three months ended June 30, 2018 compared to the three months ended June 30, 2017
Total Revenues
The following table compares total revenues for the three months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three months ended June 30,		Increase (Decrease)
	2018	2017	$	%
Rapid Immunoassay	$16,689	$21,983	$(5,294)	(24)%
Cardiac Immunoassay	69,850	—	69,850	N/A
Specialized Diagnostic Solutions	12,694	13,070	(376)	(3)%
Molecular Diagnostic Solutions	3,922	3,214	708	22%
Total revenues	$103,155	$38,267	$64,888	170%
For the three months ended June 30, 2018, total revenue increased to $103.2 million from $38.3 million in the prior period. The increase in total revenues was driven by Cardiac Immunoassay revenue from the acquisition of the Triage and BNP Businesses in October 2017. The 22% increase in our Molecular revenues was driven by continued gains on our Solana platform. These increases were partially offset by lower Rapid Immunoassay sales. This decline in Rapid Immunoassay sales was driven primarily by differences in the timing of the cold and flu season versus prior year.
Gross Profit
Gross profit increased to $57.7 million, or 56% of revenue for the three months ended June 30, 2018, compared to $18.8 million, or 49% of revenue for the three months ended June 30, 2017. The increased gross profit was mainly driven by the addition of the Cardiac Immunoassay products from the acquisition of the Triage and BNP Businesses in October 2017. Gross margin increased by 7% compared to the same period in the prior year due to the improved product mix with the addition of the Cardiac Immunoassay products as well as manufacturing efficiencies driven by increased production volumes.

Operating Expenses
The following table compares operating expenses for the three months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three months ended June 30,
	2018		2017
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$13,284	13%	$7,627	20%	$5,657	74%
Sales and marketing	$27,545	27%	$13,064	34%	$14,481	111%
General and administrative	$11,500	11%	$6,783	18%	$4,717	70%
Acquisition and integration costs	$4,935	5%	$2,379	6%	$2,556	107%
Research and Development Expense
Research and development expense for the three months ended June 30, 2018 increased from $7.6 million to $13.3 million due primarily to additional expenses associated with the Triage Business and investments on the Savanna molecular diagnostic platform.
Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the three months ended June 30, 2018 increased from $13.1 million to $27.5 million primarily driven by increased expenses associated with the newly acquired Triage and BNP Businesses in October 2017 and InflammaDry and AdenoPlus business in May 2017. Increases were also driven by higher compensation costs associated with improved company performance.
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2018 increased from $6.8 million to $11.5 million compared with the prior year period primarily due to additional costs associated with the Triage and BNP Businesses, higher compensation and legal fees. General and administrative expense primarily includes personnel costs, information technology, facilities, legal fees and professional service fees.
Acquisition and Integration Costs
Acquisition and integration costs for the three months ended June 30, 2018 increased from $2.4 million to $4.9 million compared with the prior year period. This increase is primarily attributable to integration costs related to the acquisitions of the Triage and BNP Businesses.
Other Expense, Net
Interest expense, net primarily relates to accrued interest for the coupon and accretion of the discount on our Convertible Senior Notes issued in December 2014, accrued interest and amortization of deferred loan costs associated with the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego McKellar facility. The increase in interest expense of $4.1 million over the last year was primarily due to the interest incurred under the Senior Credit Facility entered into in connection with the acquisitions of the Triage and BNP Businesses. Loss on extinguishment of debt of $2.4 million relates to the $60.0 million early payment on the Term Loan and the extinguishment of $38.6 million in aggregate principal of the Convertible Senior Notes in exchange for shares of the Company's common stock during the second quarter of 2018. See further discussion in Note 6 to the Consolidated Financial Statements in this Quarterly Report.

Income Taxes
For the three months ended June 30, 2018 and 2017, we recognized income tax benefit of $5.8 million and $2.0 million, respectively, which represents an effective tax rate of 65% and 14%, respectively. For the three months ended June 30, 2018, the effective tax rate differed from the prior year primarily as a result of the impacts of the full valuation allowance on U.S. earnings and discrete tax benefits during the period related to stock-based compensation excess tax benefits.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017
Total Revenues
The following table compares total revenues for the six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	For the six months ended
	June 30,		Increase (Decrease)
	2018	2017	$	%
Rapid Immunoassay	$97,374	$79,516	$17,858	22%
Cardiac Immunoassay	138,294	—	138,294	N/A
Specialized Diagnostic Solutions	27,565	26,118	1,447	6%
Molecular Diagnostic Solutions	9,065	6,325	2,740	43%
Total revenues	$272,298	$111,959	$160,339	143%
For the six months ended June 30, 2018, total revenue increased to $272.3 million from $112.0 million in the prior year. The increase in total revenues was driven primarily by Cardiac Immunoassay revenue from the acquisition of the Triage and BNP Businesses. The Company also realized increases in Rapid Immunoassay revenues due primarily to growth in Influenza, bolstered by a robust cold and flu season. Molecular products were up 43% over prior year driven by continued gains on the Solana platform.
Gross Profit
Gross profit increased to $163.9 million, or 60% of revenue for the six months ended June 30, 2018, compared to $67.3 million, or 60% of revenue for the six months ended June 30, 2017. The increased gross profit was mainly driven by the addition of the Cardiac Immunoassay products from the acquisition of the Triage and BNP Businesses and improved product mix, with a higher mix of flu products in the current year. Gross margin remained consistent compared to the same period in the prior year.
Operating Expenses
The following table compares operating expenses for the six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	For the six months ended June 30,
	2018		2017
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	25,905	10%	15,502	14%	$10,403	67%
Sales and marketing	56,103	21%	27,287	24%	$28,816	106%
General and administrative	22,032	8%	13,903	12%	$8,129	58%
Acquisition and integration costs	8,402	3%	2,431	2%	$5,971	246%
Research and Development Expense
Research and development expense for the six months ended June 30, 2018 increased from $15.5 million to $25.9 million due primarily to additional expenses associated with the Triage Business and investments made on the Savanna molecular diagnostic platform.

Research and development expenses include direct external costs such as fees paid to consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the six months ended June 30, 2018 increased $28.8 million to $56.1 million compared with the prior year period, due primarily to increased expenses associated with the newly acquired Triage and BNP Businesses in October 2017 and InflammaDry and AdenoPlus business in May 2017 and higher compensation costs associated with improved company performance.
General and Administrative Expense
General and administrative expense for the six months ended June 30, 2018 increased from $13.9 million to $22.0 million compared with the prior year period, due to additional costs associated with the Triage and BNP Businesses, higher compensation, legal fees and professional service fees.
Acquisition and Integration Costs
Acquisition and integration costs for the six months ended June 30, 2018 increased from $2.4 million to $8.4 million driven by integration costs related to the acquisitions of the Triage and BNP Businesses.
Other Expense, net
Interest expense was $14.7 million and $5.6 million for the six months ended June 30, 2018 and 2017, respectively. Interest expense, net primarily relates to accrued interest for the coupon and accretion of the discount on our Convertible Senior Notes, accrued interest and amortization of deferred loan costs associated with the Senior Credit Facility and interest paid on our lease obligation associated with our San Diego McKellar facility. The increase in interest expense of $9.1 million over last year was primarily due to the $4.3 million interest incurred under the Senior Credit Facility and accretion of interest on deferred consideration of $5.4 million relating to the Triage and BNP Businesses. These increases were partially offset by lower interest expense associated with the Convertible Senior Note due to conversions during the current year. Loss on extinguishment of debt of $7.0 million for the six months ended June 30, 2018 relates to the $161.8 million early payment on the Term Loan and the extinguishment of $108.8 million in aggregate principal of the Convertible Senior Notes in exchange for the Company's common stock during the period. See further discussion in Note 6 to the Consolidated Financial Statements in this Quarterly Report.
Income Taxes
For the six months ended June 30, 2018 and 2017, we recognized income tax benefit of $1.0 million and income tax expense of $0.2 million, respectively, which represents an effective tax rate of (3)% and 6%, respectively. For the six months ended June 30, 2018, the effective tax rate differed from the prior year primarily as a result of the impacts of the full valuation allowance on U.S. earnings and discrete tax benefits recorded during the period related to stock-based compensation excess tax benefits.
The Tax Act significantly revises how companies compute their U.S corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S.-owned undistributed foreign earnings and profits known as the transition tax.
Liquidity and Capital Resources
As of June 30, 2018 and December 31, 2017, the principal sources of liquidity consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$38,675	$36,086
Working capital including cash and cash equivalents, excluding Convertible Senior Notes (1)	$69,080	$202,881

(1) The Convertible Senior Notes balance of $53.4 million is excluded from working capital amount as such notes may be settled at the Company's option in cash or a combination of cash and shares of common stock.

As of June 30, 2018, we had $38.7 million in cash and cash equivalents, a $2.6 million increase from December 31, 2017. Our cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects, competition and technological developments and the time and expenditures required to obtain governmental approval of our products as well as asset acquisitions. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt, or issue additional equity, to successfully complete such transactions.
Our primary source of liquidity, other than our holdings of cash and cash equivalents, has been cash flows from operations, debt financings and proceeds from issuance of common stock. Cash generated from operations provides us with the financial flexibility we need to meet normal operating, investing and financing needs. We anticipate that our current cash and cash equivalents, together with cash provided by operating activities will be sufficient to fund our near-term capital and operating needs for at least the next 12 months. Normal operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include expenditures related to:

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
In December 2014, we issued Convertible Senior Notes in the aggregate principal amount of $172.5 million. The Convertible Senior Notes have a coupon rate of 3.25% and are due 2020. The principal balance outstanding as of June 30, 2018 was $58.5 million. For detailed information of the terms of the Convertible Senior Notes, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.
As of June 30, 2018, we have $204.6 million in fair value of deferred and contingent considerations associated with prior acquisitions to be settled in future periods.
On October 6, 2017, the Company entered into the Credit Agreement, which provided the Company with a $245.0 million Term Loan and a $25.0 million Revolving Credit Facility. The Term Loan and the Revolving Credit Facility will mature on October 6, 2022. On the closing date of the Credit Agreement, the Company borrowed the entire amount of the Term Loan and $10.0 million under the Revolving Credit Facility. The Company used the proceeds of the Term Loan along with its cash on hand, to pay (i) the consideration for the Triage Business and (ii) the fees and expenses incurred in connection with the acquisition of the Triage and BNP Businesses. During the six months ended June 30, 2018, the Company paid down the Term Loan balance by $161.8 million and the remaining balance as of June 30, 2018 was $83.2 million. Also during the six months ended June 30, 2018, the Company repaid the entire outstanding $10.0 million balance on its Revolving Credit Facility, restoring availability under the Revolving Credit Facility to $25.0 million.
We expect our revenue and operating expenses will significantly impact our cash management decisions. Our future capital requirements and the adequacy of our available funds to service our long-term debt and to fund working capital expenditures and business development efforts will depend on many factors, including:

•	our ability to successfully integrate our recently acquired businesses and realize revenue growth from our new technologies and create innovative products in our markets;

•	our outstanding debt and covenant restrictions;

•	leveraging our operating expenses to realize operating profits as we grow revenue;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

	Six months ended June 30,
	2018	2017
Net cash provided by operating activities:	$86,462	$24,007
Net cash provided by (used for) investing activities:	133,067	(22,725)
Net cash (used for) provided by financing activities:	(216,950)	4,247
Effect of exchange rates on cash	10	11
Net increase in cash and cash equivalents	$2,589	$5,540
Cash provided by operating activities of $86.5 million during the six months ended June 30, 2018 reflects net income of $30.9 million and non-cash adjustments of $49.5 million primarily associated with depreciation, amortization, loss on extinguishment of debt, amortization of inventory step-up to fair value, accretion of interest on deferred consideration and stock-based compensation. In addition, the company realized a net working capital contribution of $6.7 million, primarily related to a decrease in accounts receivable. For the six months ended June 30, 2017, cash provided by operating activities of $24.0 million reflected net income of $2.4 million and non-cash adjustments of $18.1 million primarily related to depreciation, amortization and stock-based compensation. Additionally, a net working capital contribution of $2.2 million drove a portion of the increase.
Our investing activities provided $133.1 million during the six months ended June 30, 2018 primarily due to the sale of the Summers Ridge property for approximately $146.6 million. Additionally, we used $13.6 million to acquire production equipment, building improvements and Sofia and Solana instruments available for lease. Our investing activities used $22.7 million during the six months ended June 30, 2017, primarily for the acquisition of the InflammaDry and AdenoPlus diagnostic businesses from RPS for approximately $14.0 million. Additionally, we used $8.1 million on production equipment, building improvements, Sofia and Solana instruments available for lease and intangible assets.
We are currently planning approximately $21.0 million in capital expenditures for the remainder of 2018. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, to acquire Sofia and Solana instruments and to implement facility improvements. We plan to fund these capital expenditures with the cash on our balance sheet.
Cash used by financing activities was $217.0 million during the six months ended June 30, 2018 and was primarily related to payments on the Term Loan of $161.8 million, payments on the Revolving Credit Facility of $10.0 million, payments on deferred consideration of $46.0 million, repurchases of common stock of $3.6 million, $2.0 million of transaction costs related to the exchange of convertible notes for common stock and payments on acquisition contingent consideration of $3.0 million, partially offset by proceeds from issuance of stock of $9.5 million. Cash provided by financing activities was $4.2 million during the six months ended June 30, 2017, and was primarily related to proceeds from the issuance of common stock of $5.3 million. This amount was partially offset by repurchases of common stock of $0.5 million and payments on acquisition related contingencies of $0.5 million.
Seasonality
Sales of our influenza products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and typically have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our influenza products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold and flu season.
Off-Balance Sheet Arrangements
At June 30, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements
Information about recently adopted and proposed accounting pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report under the heading “Recent Accounting Pronouncements” and is incorporated herein by reference.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to customer programs and incentives, stock-based compensation, goodwill and intangible assets, business combinations, income taxes, and convertible debt. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as described in Note 1 to the Consolidated Financial Statements in this Quarterly Report, there were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018.
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
Our Senior Credit Facility debt is subject to interest rate risk as a portion of the interest rate fluctuates based on the LIBOR. We had $83.2 million outstanding under our Senior Credit Facility at June 30, 2018. The weighted average interest rate on these borrowings is 4.84% as of June 30, 2018. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $0.8 million. Based on our market risk sensitive instruments outstanding at June 30, 2018, we have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of such date.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we periodically evaluate our placement of investments, as of June 30, 2018, we did not have any cash and cash equivalents placed in funds held in government money market accounts and commercial paper.
Foreign Currency Exchange Risk
Sales to customers outside the U.S. represented $84.6 million (31%) of total revenue for the six months ended June 30, 2018, and accounts receivable due from foreign customers was $18.9 million as of June 30, 2018. We recognized $0.4 million in foreign exchange loss for the six months ended June 30, 2018 and an immaterial foreign exchange loss for the six months ended June 30, 2017. The majority of our international sales are negotiated for and paid in foreign currency, which involves currency risks. Change in the values of the Euro, the Chinese Renminbi, the Japanese Yen and other foreign currencies could result in currency gains and losses and could have an impact on our business, financial condition and results of operations. We do not currently hedge against exchange rate fluctuations, which means that we are fully exposed to exchange rate changes. In addition, we have certain agreements whereby we share the foreign currency exchange fluctuation risk. We may, in the future, enter into similar such arrangements.

ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2018.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 2 2018 - April 29, 2018	—	$—	—	$—
April 30, 2018 - May 27, 2018	3,783	61.20	—	—
May 28, 2018 - July 1, 2018	2,233	64.52	—	—
Total	6,016	$62.43	—	$—
(1) We withheld 6,016 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain RSUs during the three months ended June 30, 2018.
(2) Our prior share repurchase program expired on January 25, 2018 and was not renewed.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
None.
ITEM 6.    Exhibits

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 1, 2018.)
10.2+	Quidel Corporation 2018 Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant's 2018 Definitive Proxy Statement filed on April 12, 2018.)
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
___________________________
* Filed herewith.
** Furnished herewith.
+    Indicates a management plan or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2018	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 1, 2018.)
10.2+	Quidel Corporation 2018 Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant's 2018 Definitive Proxy Statement filed on April 12, 2018.)
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
___________________________
* Filed herewith.
** Furnished herewith.
+    Indicates a management plan or compensatory arrangement.