Form 10-Q
period 2019-03-31
QUIDEL CORP /DE/
filed 2019-05-09
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	QDEL	NASDAQ Global Market
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2019, 39,817,679 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
                     QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$56,938	$43,695
Accounts receivable, net	69,234	58,677
Inventories	66,647	67,379
Prepaid expenses and other current assets	18,823	23,646
Total current assets	211,642	193,397
Property, plant and equipment, net	75,356	73,901
Right-of-use assets	85,907	—
Goodwill	337,019	337,021
Intangible assets, net	168,120	175,029
Deferred tax asset—non-current	22,102	22,192
Other non-current assets	5,709	4,831
Total assets	$905,855	$806,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,827	$25,171
Accrued payroll and related expenses	10,969	19,210
Current portion of operating lease liabilities	5,385	—
Current portion of contingent consideration	3,971	3,983
Current portion of deferred consideration	44,000	44,000
Current portion of Convertible Senior Notes	54,880	54,379
Other current liabilities	13,521	12,992
Total current liabilities	159,553	159,735
Operating lease liabilities	83,818	—
Revolving Credit Facility	33,188	53,188
Deferred consideration	145,501	143,158
Contingent consideration	15,129	15,129
Other non-current liabilities	7,968	9,577
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $.001 par value per share; 97,500 shares authorized; 39,806 and 39,386 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	40	39
Additional paid-in capital	374,148	363,921
Accumulated other comprehensive loss	(97)	(139)
Retained earnings	86,607	61,763
Total stockholders’ equity	460,698	425,584
Total liabilities and stockholders’ equity	$905,855	$806,371
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three months ended March 31,
	2019	2018
Total revenues	$147,968	$169,143
Cost of sales	57,041	62,872
Gross profit	90,927	106,271
Research and development	13,930	12,621
Sales and marketing	29,589	28,558
General and administrative	13,431	10,532
Acquisition and integration costs	2,824	3,467
Total operating expenses	59,774	55,178
Operating income	31,153	51,093
Other expense, net:
Interest expense, net	(4,582)	(7,850)
Loss on extinguishment of debt	—	(4,567)
Total other expense, net	(4,582)	(12,417)
Income before income taxes	26,571	38,676
Provision for income taxes	1,727	4,718
Net income	$24,844	$33,958
Basic earnings per share	$0.63	$0.96
Diluted earnings per share	$0.60	$0.86
Shares used in basic per share calculation	39,704	35,236
Shares used in diluted per share calculation	42,907	41,948
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three months ended March 31,
	2019	2018
Net income	$24,844	$33,958
Changes in cumulative translation adjustment, net of tax	(248)	20
Change in fair value of cash flow hedges, net of tax	290	—
Comprehensive income	$24,886	$33,978
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at December 31, 2018	39,386	$39	$363,921	$(139)	$61,763	$425,584
Issuance of common stock under equity compensation plans	444	1	8,816	—	—	8,817
Stock-based compensation expense	—	—	2,887	—	—	2,887
Repurchases of common stock	(24)	—	(1,476)	—	—	(1,476)
Changes in cumulative translation adjustment, net of tax	—	—	—	(248)	—	(248)
Change in fair value of cash flow hedges, net of tax	—	—	—	290	—	290
Net income	—	—	—	—	24,844	24,844
Balance at March 31, 2019	39,806	$40	$374,148	$(97)	$86,607	$460,698

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders’ equity
Balance at December 31, 2017	34,540	$35	$239,489	$—	$(12,420)	$227,104
Issuance of common stock under equity compensation plans	516	—	5,652	—	—	5,652
Stock-based compensation expense	—	—	2,936	—	—	2,936
Issuance of shares in exchange for Convertible Senior Notes	2,428	2	118,073	—	—	118,075
Reduction for equity component of Convertible Senior Notes exchanged	—	—	(53,867)	—	—	(53,867)
Repurchases of common stock	(73)	—	(3,232)	—	—	(3,232)
Changes in cumulative translation adjustment, net of tax	—	—	—	20	—	20
Net income	—	—	—	—	33,958	33,958
Balance at March 31, 2018	37,411	$37	$309,051	$20	$21,538	$330,646

QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands; unaudited)
	Three months ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$24,844	$33,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	11,971	12,075
Stock-based compensation expense	3,588	2,936
Amortization of debt discount and deferred issuance costs	602	1,671
Accretion of interest on deferred consideration	2,343	2,793
Amortization of inventory step-up to fair value	—	3,650
Loss on extinguishment of debt	—	4,567
Changes in assets and liabilities:
Accounts receivable	(10,682)	(25,205)
Inventories	682	5,471
Prepaid expenses and other current and non-current assets	3,995	(1,842)
Accounts payable	1,802	(595)
Accrued payroll and related expenses	(6,969)	(5,988)
Other current and non-current liabilities	721	2,323
Net cash provided by operating activities:	32,897	35,814
INVESTING ACTIVITIES:
Acquisitions of property and equipment	(4,993)	(4,949)
Proceeds from sale of Summers Ridge Property	—	146,644
Net cash (used for) provided by investing activities:	(4,993)	141,695
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,847	5,652
Payments on Revolving Credit Facility	(20,000)	(10,000)
Payments on finance lease obligation	(38)	(29)
Repurchases of common stock	(1,476)	(3,232)
Payments of acquisition contingent consideration	(12)	(1,017)
Payments of Term Loan	—	(101,813)
Transaction costs related to debt exchange	—	(1,357)
Net cash used for financing activities:	(14,679)	(111,796)
Effect of exchange rates on cash	18	13
Net increase in cash and cash equivalents	13,243	65,726
Cash and cash equivalents, beginning of period	43,695	36,086
Cash and cash equivalents, end of period	$56,938	$101,812

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of property and equipment by incurring current liabilities	$1,728	$2,067
NON-CASH FINANCING ACTIVITIES:
Reduction of other current liabilities upon issuance of restricted share units	$1,970	$—
Extinguishment of Convertible Senior Notes through issuance of common stock	$—	$118,075
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
The information at March 31, 2019, and for the three months ended March 31, 2019 and 2018, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s 2018 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2019 and 2018, the Company’s fiscal year will end or has ended on December 29, 2019 and December 30, 2018, respectively. For 2019 and 2018, the Company’s first quarter ended on March 31, 2019 and April 1, 2018, respectively. For ease of reference, the calendar quarter end dates are used herein. The three-month periods ended March 31, 2019 and 2018 each included 13 weeks.
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
Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) 2016-02 and ASU 2018-11 (collectively, “ASC 842”) requires a lessee to recognize a lease liability for the obligation to make lease payments and a ROU asset representing the right to use the underlying asset for the lease term on the balance sheet. Deferred rent, recorded in other current liabilities and other non-current liabilities, is derecognized. The Company adopted ASC 842 as of January 1, 2019 using the alternative transition method to apply the guidance. The Company elected the package of practical expedients which, among other things, allows the Company to carry forward its historical lease classifications.
The following table presents the effect of the change in accounting principle on the Company’s Consolidated Balance Sheets as of January 1, 2019:

Consolidated Balance Sheet (in thousands)	January 1, 2019	Effect of Change in Accounting Principle	After change in Accounting Principle
ASSETS
Operating lease right-of-use asset	$—	$87,086	$87,086
Total assets	$806,371	$87,086	$893,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of operating lease liability	$—	$5,290	$5,290
Other current liabilities	12,992	(448)	12,544
Total current liabilities	159,735	4,842	164,577
Operating lease liability	—	84,866	84,866
Other non-current liabilities	9,577	(2,622)	6,955
Total liabilities and stockholders’ equity	$806,371	$87,086	$893,457

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Under this new guidance, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted the guidance during the three months ended March 31, 2019 with no impact to the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The standard is effective for the Company beginning in the first quarter of 2020, with early adoption permitted. We are currently evaluating the expected impact of ASU 2016-13 on our consolidated financial statements.
Significant Accounting Policies
During the three months ended March 31, 2019, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 except as described below and in Note 10. Derivatives and Hedging.
Leases - Lease liabilities represent the obligation to make lease payments and right-of-use (“ROU”) assets represent the right to use the underlying asset during the lease term. Lease liabilities and ROU assets are recognized at the commencement date of the lease based on the present value of lease payments over the lease term at the commencement date. When the implicit rate is unknown, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value of the lease payments. Options to extend or terminate the lease are included in the determination of the lease term when it is reasonably certain that the Company will exercise such options.
For certain classes of assets, the Company accounts for lease and non-lease components as a single lease component. Variable lease payments, including those related to changes in the consumer price index, are recognized in the period in which the obligation for those payments are incurred and are not included in the measurement of the ROU assets or lease liabilities. Short-term leases are excluded from the calculation of the ROU assets and lease liabilities.
Operating leases are included in operating lease ROU assets, current portion of operating lease liabilities and operating lease liabilities in the Consolidated Balance Sheet. Finance leases are included in property and equipment, other current liabilities and other non-current liabilities.
Note 2. Computation of Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding, including restricted stock units (“RSUs”) vested during the period. Diluted EPS is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs and the 3.25% Convertible Senior Notes due 2020 (“Convertible Senior Notes”). Potentially dilutive common shares from outstanding stock options and unvested RSUs are determined using the average share price for each period under the treasury stock method. Potentially dilutive shares from the Convertible Senior Notes are determined using the if-converted method. Under the provisions of the if-converted method, the Convertible Senior Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Senior Notes is added back to net income.
The Convertible Senior Notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the notes. The Senior Convertible Notes became convertible on March 31, 2018 and remained convertible through March 31, 2019.

The following table reconciles net income and the weighted-average shares used in computing basic and diluted earnings per share in the respective periods (in thousands):

	Three months ended March 31,
	2019	2018
Numerator:
Net income used for basic earnings per share	$24,844	$33,958
Interest expense on Convertible Senior Notes, net of tax	791	2,144
Net income used for diluted earnings per share, if-converted method	$25,635	$36,102

Basic weighted-average common shares outstanding	39,704	35,236
Potentially dilutive shares issuable from Convertible Senior Notes, if-converted	1,825	4,957
Potentially dilutive shares issuable from stock options and unvested RSUs	1,378	1,755
Diluted weighted-average common shares outstanding, if-converted	42,907	41,948
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	149	193
Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
Note 3. Balance Sheet Account Details
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following at March 31, 2019 and December 31, 2018, respectively (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$24,783	$24,292
Work-in-process (materials, labor and overhead)	20,860	21,280
Finished goods (materials, labor and overhead)	21,004	21,807
Total inventories	$66,647	$67,379
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Receivables under transition service agreements	$9,192	$15,507
Income taxes receivable	2,703	2,703
Prepaid expenses	5,375	4,508
Other	1,553	928
Total prepaid expenses and other current assets	$18,823	$23,646

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Customer incentives	$5,778	$7,516
Accrued interest	690	347
Other	7,053	5,129
Total other current liabilities	$13,521	$12,992
Note 4. Income Taxes
The Company calculates its interim income tax provision in accordance with Accounting Standards Codification (“ASC”) 270, Interim Reporting, and ASC 740, Accounting for Income Taxes (together, “ASC 740”). At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to its ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into legislation, which includes a broad range of provisions affecting businesses. The Tax Act significantly revised how companies compute their U.S. corporate tax liability by, among other provisions, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S.-owned undistributed foreign earnings and profits known as the transition tax.
The Company recognized income tax expense of $1.7 million and $4.7 million for the three months ended March 31, 2019 and 2018, respectively. The Company’s 6% effective tax rate for the three months ended March 31, 2019 differed from the federal statutory rate of 21% due to the discrete impact of excess tax deductions from stock-based compensation and the benefit from corporate deductions attributable to Foreign Derived Intangible Income (“FDII”). The Company’s 12% effective tax rate for the three months ended March 31, 2018 differed from the federal statutory rate of 21% due to the projected impact to the Company’s valuation allowance from utilization of deferred tax assets shielding its tax liability, the tax benefit recorded for excess tax benefits of stock-based compensation, and the benefit from corporate deduction attributable to FDII.
The Company is subject to periodic audits by domestic and foreign tax authorities. Due to the carryforward of unutilized credit carryovers, the Company’s federal tax years from 2009 and forward are subject to examination by the U.S. authorities. The Company’s state and foreign tax years for 2001 and forward are subject to examination by applicable tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax laws applied to the facts of each matter.
Note 5. Debt
Convertible Senior Notes
In December 2014, the Company issued $172.5 million aggregate principal amount of its 3.25% Convertible Senior Notes. Debt issuance costs of approximately $5.1 million were primarily comprised of underwriters fees, legal, accounting and other professional fees, of which $4.2 million were recorded as a reduction to long-term debt and are being amortized using the effective interest method to interest expense over the six-year term of the Convertible Senior Notes. The remaining $0.9 million of debt issuance costs were allocated as a component of equity in additional paid-in capital. The implied interest rate of the Convertible Senior Notes was 6.9%, assuming no conversion option. The Convertible Senior Notes mature on December 15, 2020.
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
During the first quarter of 2019, the last reported sales price of the Company’s common stock was greater than 130% of the Convertible Senior Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. Consequently, the Convertible Senior Notes were convertible as of March 31, 2019. If the Convertible Senior Notes were converted as of March 31, 2019, the if-converted amount would exceed the principal by $1.7 million. The Convertible Senior Notes may be settled at the Company’s option in cash or a combination of cash and shares of common stock. Because the settlement could be in cash, the Convertible Senior Notes have been classified as short-term debt as of March 31, 2019.
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. During the three months ended March 31, 2019, the Company recorded total interest expense of $1.0 million related to the Convertible Senior Notes, of which $0.5 million related to the amortization of the debt discount and issuance costs and $0.5 million related to the coupon due semi-annually. During the three months ended March 31, 2018, the Company recorded total interest expense of $2.6 million related to the Convertible Senior Notes of which $1.3 million related to the amortization of the debt discount and issuance costs and $1.3 million related to the coupon due semi-annually.
The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market price and is a Level 2 measurement.

	March 31, 2019	December 31, 2018
Principal amount outstanding	$58,503	$58,503
Unamortized discount of liability component	(3,195)	(3,637)
Unamortized debt issuance costs	(428)	(487)
Net carrying amount of liability component	54,880	54,379
Less: current portion	(54,880)	(54,379)
Long-term debt	$—	$—
Carrying value of equity component, net of issuance costs	$10,092	$10,092
Fair value of outstanding Convertible Senior Notes	$119,767	$85,999
Remaining amortization period of discount on the liability component	1.8 years	2.0 years
Credit Agreement
On August 31, 2018, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) which provides the Company with a $175.0 million Revolving Credit Facility. The balance outstanding under the Revolving Credit Facility as of March 31, 2019 was $33.2 million and is due upon maturity on August 31, 2023.
The Credit Agreement matures on August 31, 2023. Loans will bear interest at a rate equal to (i) the London Interbank Offered Rate (“LIBOR”) plus the “applicable rate” or (ii) the “base rate” (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus one-half of one percent and (c) LIBOR plus one percent) plus the “applicable rate.” The initial applicable rate was 1.00% per annum for base rate loans and 2.00% per annum for LIBOR rate loans, and thereafter will be determined in accordance with a pricing grid based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum for LIBOR rate loans and from 0.75% to 1.50% per annum for base rate loans. In addition, the Company pays a commitment fee on the unused portion of the Credit Agreement based on the Company’s Consolidated Leverage Ratio ranging from 0.15% to 0.30% per annum.
The Credit Agreement is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets, and contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, dividends and other distributions, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of 3.50 to 1.00, which ratio may be increased to 4.50 to 1.00 in case of certain qualifying acquisitions; and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with all financial covenants as of March 31, 2019.
Interest expense recognized under the Credit Agreement for the three months ended March 31, 2019 and 2018 totaled $0.5 million and $2.1 million, respectively, for the stated interest and commitment fee. Amortization of debt issuance costs associated with the Credit Agreement was $0.1 million and $0.3 million, respectively for the three months ended March 31, 2019 and 2018 and was recorded to interest expense in the Company’s Consolidated Statements of Income.
Note 6. Stockholders’ Equity
Issuances of Common Stock
A summary of the status of stock option activity for the three months ended March 31, 2019 is as follows (in thousands, except price data):

	Number of Shares	Weighted- average exercise price per share
Outstanding at December 31, 2018	1,877	$21.53
Granted	168	59.18
Exercised	(355)	17.77
Cancelled	(2)	37.37
Outstanding at March 31, 2019	1,688	$26.06
A summary of the status of restricted stock unit activity for the three months ended March 31, 2019 is as follows (in thousands, except price data):

	Shares	Weighted-average grant date fair value
Non-vested at December 31, 2018	676	$30.75
Granted	220	59.45
Vested	(68)	21.45
Forfeited	(2)	42.51
Non-vested at March 31, 2019	826	$39.11
During the three months ended March 31, 2019, the Company issued 21,600 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”).

Stock-Based Compensation
The expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Income was as follows (in thousands):

	Three months ended March 31,

	2019	2018
Cost of sales	$280	$231
Research and development	565	592
Sales and marketing	1,119	796
General and administrative	1,624	1,317
Total stock-based compensation expense	$3,588	$2,936
As of March 31, 2019, total unrecognized compensation expense was $30.3 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Three months ended March 31,
	2019	2018
Risk-free interest rate	2.51%	2.49%
Expected option life (in years)	5.68	6.29
Volatility rate	39%	36%
Dividend rate	—%	—%
Weighted-average grant date fair value	$23.67	$18.76
The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the three months ended March 31, 2019 and 2018 was $59.45 and $46.48, respectively.
Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three months ended March 31, 2019 or 2018.
Note 7. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented $41.5 million (28%) and $41.9 million (25%) of total revenue for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, accounts receivable due from foreign customers were $23.1 million and $23.4 million, respectively.
The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Three months ended March 31,
	2019	2018
Customer:
A	17%	16%
B	17%	20%
C	13%	13%
	47%	49%
As of March 31, 2019 and December 31, 2018, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $37.6 million and $33.3 million, respectively.

Consolidated net revenues by product category for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three months ended March 31,
	2019	2018
Rapid Immunoassay	$62,494	$80,685
Cardiac Immunoassay	65,872	68,444
Specialized Diagnostic Solutions	13,854	14,871
Molecular Diagnostic Solutions	5,748	5,143
Total revenues	$147,968	$169,143
Note 8. Commitments and Contingencies
Leases
We lease administrative, research and development, sales and marketing and manufacturing facilities and certain equipment under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases, and may contain clauses for rent escalation, renewal options or early termination.
The components of lease expense and supplemental cash flow information related to leases were as follows (in thousands):

Three months ended
March 31, 2019
Finance lease ROU asset amortization	$63
Finance lease interest expense	209
Total finance lease costs	272
Operating lease costs	2,505
Total lease costs	$2,777

Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$2,280
Operating cash flows from finance leases	$209
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$328
Finance leases	$1,326

Commitments for minimum rentals under non-cancelable leases as of March 31, 2019 are as follows (dollars in thousands):

Years ending December 31,	Operating	Finance
2019	$6,918	$989
2020	9,340	1,262
2021	9,576	1,270
2022	8,568	1,281
2023	8,184	1,291
Thereafter	76,566	3,129
Total lease payments	119,152	9,222
Less: imputed interest	(29,949)	(4,076)
Total	$89,203	$5,146
Less: current portion of operating lease liability	(5,385)	(478)
Non-current portion of operating lease liability	$83,818	$4,668

Weighted average remaining lease term (in years)	12.7	6.3
Weighted average discount rate	4%	18%
Summers Ridge Lease — The Company leases two of the four buildings that are located on the Summers Ridge Property in San Diego, California with an initial term of 15 years beginning January 2018. Such lease includes options to extend the lease for two additional 5-year terms upon satisfaction of certain conditions, which have not been included in the determination of the lease term. The lease is subject to certain must-take provisions related to the remaining two additional buildings that may create significant rights and obligations. The lease for one such building is expected to commence in the fourth quarter of 2019 and has minimum lease payments of $18.4 million during its lease term. The lease for the remaining building is subject to the expiration of the lease with the current tenant of such building, for which the date is not yet known.
McKellar Court Lease — In 1999, the Company completed a sale and leaseback transaction of its San Diego facility at McKellar Court to a partnership for which the Company is a 25% limited partner. The partnership is deemed to be a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not absorb the majority of the partnership’s expected losses or receive a majority of the partnership’s residual returns. The McKellar Court lease ends in December 2020 and contains options to extend the lease for three additional five-year periods, of which one five-year period is included in the determination of the lease term.
Litigation and Other Legal Proceedings
In Beckman Coulter Inc. v. Quidel Corporation, which was filed in the Superior Court for the County of San Diego, California, on November 27, 2017, Beckman Coulter (“Beckman”) alleges that a provision of an agreement between Quidel and Beckman violates state antitrust laws. Our acquisition of the B-type Naturietic Peptide assay business (“BNP Business”) consisted of assets and liabilities relating to a contractual arrangement with Beckman (the “Beckman Agreement”) for the supply of antibodies and other inputs related to, and distribution of, the Triage® BNP Test for the Beckman Coulter Access Family of Immunoassay Systems. The Beckman Agreement further provides that Beckman, for a specified period, cannot research, develop, manufacture or sell an assay for use in the diagnosis of cardiac diseases that measures or detects the presence or absence of BNP or NT-pro-BNP (a related biomarker) (the “Exclusivity Provision”). In the lawsuit, Beckman asserts that this provision violates certain state antitrust laws and is unenforceable. Beckman contends that it has suffered damages due to this provision and seeks a declaration that this provision is void.
On December 7, 2018, the trial court granted a motion by Beckman for summary adjudication, holding that the Exclusivity Provision is void under California law (the “December 7 Order”). On December 18, 2018, the trial court stayed the effect of the December 7 Order pending a decision on a writ petition Quidel intended to file with the Court of Appeal. Quidel filed its writ petition on January 18, 2019, asking the Court of Appeal to review and reverse the December 7 Order. On February 7, 2019, the trial court stayed all the remaining litigation pending the outcome of the writ petition and vacated all deadlines in the case.
On March 14, 2019, the Court of Appeal issued an order to show cause why the relief sought in Quidel’s petition should not be granted. The Court also stayed the December 7 Order pending a further order from the Court of Appeal. Oral argument has not been scheduled in the matter but is anticipated to take place in the summer of 2019. The Court of Appeal will likely issue a written decision on the writ petition within 90 days of oral argument.
Quidel denies that the Exclusivity Provision is unlawful, denies any liability with respect to this matter, and intends to vigorously defend itself. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter, some of which are before the Court of Appeal on Quidel’s writ petition; and (3) discovery is ongoing. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
From time to time, the Company is involved in other litigation and proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to our business. The Company accrues for legal claims when, and to the extent that, amounts associated with the claims become probable and are reasonably estimable. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition or results of operations or liquidity. No accrual has been recorded as of March 31, 2019 and December 31, 2018 related to such matters as they are not probable and/or reasonably estimable.
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
Note 9. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$361	$—	$361	$—	$—	$—	$—
Total assets measured at fair value	$—	$361	$—	$361	$—	$—	$—	$—
Liabilities:
Contingent consideration	$—	$—	$19,100	$19,100	$—	$—	$19,112	$19,112
Deferred consideration	—	189,501	—	189,501	—	187,158	—	187,158
Total liabilities measured at fair value	$—	$189,501	$19,100	$208,601	$—	$187,158	$19,112	$206,270
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three-month periods ended March 31, 2019 and the year ended December 31, 2018.
Derivative financial instruments are based on observable inputs that are corroborated by market data. Observable inputs include broker quotes and daily market foreign currency rates and forward pricing curves.
In connection with the acquisition of the BNP Business, the Company pays annual installments of $40.0 million each in deferred consideration and up to $8.0 million each in contingent consideration through April 2023. The fair value of the deferred consideration is calculated based on the net present value of cash payments using an estimated borrowing rate based on a quoted price for a similar liability. The Company recorded $2.3 million for the accretion of interest on the deferred consideration during the three months ended March 31, 2019. The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Significant assumptions used in the measurement include revenue projections and discount rates that are not observed in the market and thus represent Level 3 measurements.

Changes in estimated fair value of contingent consideration liabilities from December 31, 2018 through March 31, 2019 are as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2018	$19,112
Cash payments	(12)
Balance at March 31, 2019	$19,100
Note 10. Derivatives and Hedging
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses designated cash flow hedges in the form of foreign currency forward contracts to mitigate the impact of foreign currency translation on transactions that are denominated primarily in the Euro. All hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions are formally documented. The Company does not use any derivative financial instruments for trading or other speculative purposes.
Such forward foreign currency contracts are carried at fair value in other current assets or other current liabilities depending on the realized and unrealized gain or loss position of the hedged contract as of the balance sheet date. Changes in the value of the derivatives are recorded to other comprehensive income (loss) until the underlying hedged item is recognized in earnings, or the derivative no longer qualifies as a highly effective hedge. The cash flows from derivatives treated as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged.
The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates at each respective date. We generally enter into master netting arrangements, which reduces credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their net fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral.
The following table summarizes the fair value and notional amounts of the foreign currency forward contracts as of March 31, 2019 (in thousands):

	March 31, 2019
	Notional Amount	Fair Value, Net
Prepaid expenses and other current assets	$14,121	$361
Total gain recognized in other comprehensive income for the three months ended March 31, 2019 was $0.3 million, net of tax. There were no reclassifications from other comprehensive income into total revenues for the three months ended March 31, 2019.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation: adverse changes in competitive conditions in domestic and international markets, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, lower than anticipated market penetration of our products, our reliance on sales of our influenza diagnostic tests, fluctuations in our operating results resulting from the timing of the onset, length and severity of cold and flu seasons, seasonality, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors, and changes in the healthcare market and consolidation of our customer base; our development, acquisition and protection of proprietary technology rights; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our exposure to claims and litigation that could result in significant expenses and could ultimately result in an unfavorable outcome for us, including the ongoing litigation between us and Beckman Coulter, Inc.; intellectual property risks, including but not limited to, infringement litigation; our need for additional funds to finance our capital or operating needs; the financial soundness of our customers and suppliers; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; failures or delays in receipt of new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities or loss of any previously received regulatory approvals or clearances or other adverse actions by regulatory authorities; changes in government policies; costs of and adverse operational impact from failure to comply with government regulations in addition to FDA regulations; compliance with government regulations relating to the handling, storage and disposal of hazardous substances; third-party reimbursement policies and potential cost constraints; our failure to comply with laws and regulations relating to billing and payment for healthcare services; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance; costs and disruptions from failures in our information technology and storage systems; our exposure to data corruption, cyber-based attacks, security breaches and privacy violations; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, compliance with legal requirements, tariffs, exposure to currency exchange fluctuations and foreign currency exchange risk, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, social, political and economic instability, increased financial accounting and reporting burdens and complexities, taxes, and diversion of lower priced international products into U.S. markets; changes in tax rates and exposure to additional tax liabilities or assessments; risks relating to our acquisition and integration of the Triage MeterPro Cardiovascular and toxicology business and B-type Naturietic Peptide assay business (the “Triage and BNP Businesses”); Alere’s failure to perform under various transition agreements relating to our acquisition of the Triage and BNP Businesses; that we may incur substantial costs to build our information technology infrastructure to transition the Triage and BNP Businesses; that we may have to write off goodwill relating to our acquisition of the Triage and BNP Businesses; our ability to manage our growth strategy; the level of our indebtedness and deferred payment obligations; our ability to generate sufficient cash to meet our debt service and deferred contingent payment obligations and our ability to repay, renew or extend, our outstanding debt and its impact on our operations and our ability to obtain financing; that our Senior Credit Facility is secured by substantially all of our assets; the agreements for our indebtedness place operating and financial restrictions on us and our ability to operate our business; that an event of default could trigger acceleration of our outstanding indebtedness; that we may incur additional indebtedness; increases in interest rate relating to our variable rate debt; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and the indenture governing our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; our intention of not paying dividends; and our ability to identify and successfully acquire and integrate potential acquisition targets. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the remainder of 2019 regarding our strategy, revenue growth, gross margins and earnings, including the sources of expected growth; that we expect to continue to make substantial expenditures for research and development activities; projected capital expenditures for the remainder of 2019 and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals, initiatives and objectives; our exposure to, and defenses against, claims and litigation; the sufficiency of our liquidity and our short-term needs for capital; our use of foreign currency hedging agreements; that we may incur additional debt or issue additional equity; and our intention to continue to evaluate technology, product lines and acquisition opportunities. The risks described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Outlook
We anticipate revenue to grow during the remainder of 2019 and a related positive impact on gross margin and earnings. This growth is expected to be driven primarily by sales of our Cardiac Immunoassays, Sofia Immunoassays and molecular products. In addition, we expect continued and significant investment in research and development activities as we develop our next generation immunoassay and molecular platforms. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines, technologies and companies.
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Total Revenues
The following table compares total revenues for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three months ended March 31,		Increase (Decrease)
	2019	2018	$	%
Rapid Immunoassay	$62,494	$80,685	$(18,191)	(23)%
Cardiac Immunoassay	65,872	68,444	(2,572)	(4)%
Specialized Diagnostic Solutions	13,854	14,871	(1,017)	(7)%
Molecular Diagnostic Solutions	5,748	5,143	605	12%
Total revenues	$147,968	$169,143	$(21,175)	(13)%
For the three months ended March 31, 2019, total revenue decreased to $148.0 million from $169.1 million in the prior period. The decrease in total revenues was primarily driven by lower Rapid Immunoassay sales as compared with the robust respiratory season in the prior year. The Cardiac business declined slightly from the prior year due to the currency impact of a strengthening US dollar, less favorable geographic mix and lower selling prices as we transition portions of the global business to distribution. The decrease in Specialized Diagnostic Solutions was driven primarily by lower sales of respiratory products from the Virology segment.
Gross Profit
Gross profit decreased to $90.9 million, or 61% of revenue for the three months ended March 31, 2019, compared to $106.3 million, or 63% of revenue for the three months ended March 31, 2018. The decreased gross profit was driven by lower Rapid Immunoassay revenue, currency fluctuation, less favorable geographic mix and lower Cardiac Immunoassay selling prices as a result of the transition to distribution. This was partially offset by the inventory step-up amortization during the three months ended March 31, 2018, which did not recur during the three months ended March 31, 2019. Gross margin declined compared to the same period in the prior year due to the same factors.

Operating Expenses
The following table compares operating expenses for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three months ended March 31,
	2019		2018
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$13,930	9%	$12,621	7%	$1,309	10%
Sales and marketing	$29,589	20%	$28,558	17%	$1,031	4%
General and administrative	$13,431	9%	$10,532	6%	$2,899	28%
Acquisition and integration costs	$2,824	2%	$3,467	2%	$(643)	(19)%
Research and Development Expense
Research and development expense for the three months ended March 31, 2019 increased from $12.6 million to $13.9 million due primarily to increased third-party spend for the Savanna molecular diagnostic platform.
Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the three months ended March 31, 2019 increased from $28.6 million to $29.6 million primarily driven by higher salaries and related costs as we complete the globalization of our commercial team, product promotion costs and professional service fees, partially offset by lower transition service fees.
General and Administrative Expense
General and administrative expense for the three months ended March 31, 2019 increased from $10.5 million to $13.4 million compared with the prior year period primarily due to increased compensation costs due to international expansion, facilities costs and professional service fees in the period.
Acquisition and Integration Costs
Acquisition and integration costs for the three months ended March 31, 2019 decreased from $3.5 million to $2.8 million compared with the prior year period, as more of the global operations become fully integrated into the business.
Other Expense, Net
Interest expense, net primarily relates to accretion of interest on the deferred consideration related to the BNP Business, coupon and accretion interest related to our Convertible Senior Notes and interest and amortization of deferred financing costs associated with the Credit Agreement. The decrease in interest expense of $3.3 million over the prior year quarter was primarily due to lower debt balances under the Company’s Credit Agreement and Convertible Senior Notes. See further discussion in Note 5 of the Notes to the Consolidated Financial Statements in this Quarterly Report.
During the three months ended March 31, 2018, the Company recorded loss on extinguishment of debt of $4.6 million in related to the $100.0 million early payment on the Company’s previous Term Loan and the extinguishment of $70.2 million in aggregate principal of the Convertible Senior Notes in exchange for the Company's common stock.
Income Taxes
For the three months ended March 31, 2019 and 2018 respectively, the income tax expense was $1.7 million and $4.7 million. The lower tax expense for the three months ended March 31, 2019 compared to income tax expense for the same period in the prior year is a result of lower pre-tax profits, increased benefits from the FDII provisions of the Tax Act, removal of the Company’s valuation allowance at the end of 2018 and higher discrete tax benefits recorded in 2019 for excess tax benefits of stock-based compensation.
Liquidity and Capital Resources
As of March 31, 2019 and December 31, 2018, the principal sources of liquidity consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$56,938	$43,695
Amount available to borrow under the Revolving Credit Facility	$141,812	$121,812
Working capital including cash and cash equivalents	$52,089	$33,662
Adjusted working capital (1)	$106,969	$88,041
(1) The Convertible Senior Notes of $54.9 million and $54.4 million as of March 31, 2019 and December 31, 2018 respectively are excluded from the adjusted working capital amount as such notes may be settled at the Company’s option in cash or a combination of cash and shares of common stock.

As of March 31, 2019, we had $56.9 million in cash and cash equivalents, a $13.2 million increase from December 31, 2018. Our cash requirements fluctuate as a result of numerous factors, such as cash generated from operations, progress in research and development projects, asset acquisitions, technological development spend and the time and expenditures required to obtain governmental approval of our products. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt, or issue additional equity, to successfully complete such transactions.
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
Our Convertible Senior Notes due in 2020 have a coupon rate of 3.25% and are convertible as of March 31, 2019. The principal balance outstanding as of March 31, 2019 was $58.5 million. Our Revolving Credit Facility has a principal balance outstanding of $33.2 million and is due upon maturity on August 31, 2023. See Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion of the Convertible Senior Notes and the Revolving Credit Facility.
As of March 31, 2019, we have $208.6 million in fair value of deferred and contingent considerations associated with prior acquisitions to be settled in future periods.

We expect our revenue and operating expenses will significantly impact our cash management decisions. Our future capital requirements and the adequacy of our available funds to service our long-term debt and to fund working capital expenditures and business development efforts will depend on many factors, including:

•	our ability to successfully integrate our recently acquired businesses;

•	our ability to realize revenue growth from our new technologies and create innovative products in our markets;

•	our outstanding debt and covenant restrictions;

•	our ability to leverage our operating expenses to realize operating profits as we grow revenue;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

	Three months ended March 31,
	2019	2018
Net cash provided by operating activities:	$32,897	$35,814
Net cash (used for) provided by investing activities:	(4,993)	141,695
Net cash used for financing activities:	(14,679)	(111,796)
Effect of exchange rates on cash	18	13
Net increase in cash and cash equivalents	$13,243	$65,726
Cash provided by operating activities of $32.9 million during the three months ended March 31, 2019 reflects net income of $24.8 million and non-cash adjustments of $18.5 million primarily associated with depreciation, amortization, stock-based compensation and accretion of interest on deferred consideration. In addition, we used cash to fund our working capital requirements of $11.2 million, primarily driven by an increase in accounts receivable and a decrease in accrued payroll and related expenses, partially offset by a decrease in prepaid expenses and other current and non-current assets primarily driven by a change in receivables related to our transition services agreements. For the three months ended March 31, 2018, cash provided by operating activities of $35.8 million reflected net income of $34.0 million and non-cash adjustments of $27.7 million associated with depreciation, amortization, loss on extinguishment of debt, amortization of inventory step-up to fair value, accretion of interest on deferred consideration, and stock-based compensation. Offsetting this was a net working capital use of $28.2 million, primarily related to an increase in accounts receivable.
Our investing activities used $5.0 million during the three months ended March 31, 2019 primarily to fund building improvements and the purchase of production equipment, and Sofia, Solana and Triage instruments available for lease. Our investing activities provided $141.7 million during the three months ended March 31, 2018 primarily due to sales of the Summers Ridge property for approximately $146.6 million. Additionally, we used $4.9 million on production equipment, building improvements and Sofia and Solana instruments available for lease and intangible assets.
We are currently planning approximately $31.0 million in capital expenditures for the remainder of 2019. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to purchase or develop information technology, to acquire Sofia, Solana and Triage instruments and to implement facility improvements. We plan to fund these capital expenditures with the cash on our balance sheet.
Cash used by financing activities was $14.7 million during the three months ended March 31, 2019 primarily related to the payments on the Revolving Credit Facility of $20.0 million and repurchases of common stock of $1.5 million, partially offset by proceeds from issuance of stock of $6.8 million from stock option exercises. Cash used by financing activities was $111.8 million during the three months ended March 31, 2018 and was primarily related to payments on the Company’s previous Term Loan of $101.8 million and payments on the Revolving Credit Facility of $10.0 million.
Seasonality
Sales of our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and typically have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our respiratory products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold and flu season.
Off-Balance Sheet Arrangements
At March 31, 2019 and December 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019.
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
Our Senior Credit Facility debt is subject to interest rate risk as a portion of the interest rate fluctuates based on the LIBOR. We had $33.2 million outstanding under our Senior Credit Facility at March 31, 2019. The weighted average interest rate on these borrowings is 4.38% as of March 31, 2019. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $0.3 million. Based on our market risk sensitive instruments outstanding at March 31, 2019, we have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of such date.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we periodically evaluate our placement of investments, as of March 31, 2019, we did not have any cash and cash equivalents placed in funds held in government money market accounts and commercial paper.
Foreign Currency Exchange Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency.
During the three months ended March 31, 2019, we generated approximately $29.5 million in revenue denominated in currencies other than the U.S. dollar. The major currencies to which our revenues are exposed are the Euro and the Chinese
Yuan. A 100-basis point move in the average exchange rates (assuming a simultaneous and immediate 100 basis point change for the relevant period) would have resulted in an increase or decrease in our reported revenue for the three months ended March 31, 2019 as follows (in thousands):

Three months ended March 31,
Currency	2019
Chinese Yuan	$146
Euro	$111
While our results of operations have been impacted by the effects of currency fluctuations, the revenue and expenses relating to our international operations are generally denominated in local currency, which reduces our economic exposure to foreign exchange risk in those jurisdictions.
Effective fiscal year 2019, the Company has initiated a foreign currency management policy which permits the use of derivative instruments, such as forward contracts, to reduce volatility in our results of operations resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. See further discussion in Note 10 to the Notes to the Consolidated Financial Statements for additional information related to such forward contracts.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth in the section entitled “Litigation and Other Legal Proceedings” under Note 8 of the Notes to the Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report, is incorporated herein by reference.
ITEM 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For a detailed description of our risk factors, refer to Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2019.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
December 31, 2018 - January 27, 2019	1,573	$52.99	—	$50,000,000
January 28, 2019 - February 24, 2019	20,262	60.01	—	50,000,000
February 25, 2019 - March 31, 2019	2,625	67.16	—	50,000,000
Total	24,460	$60.33	—	$50,000,000
(1) We withheld 24,460 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain RSUs during the three months ended March 31, 2019.
(2) On December 12, 2018, the Board of Directors authorized a new stock repurchase program, pursuant to which up to $50.0 million of the Company’s shares of common stock may be purchased through December 12, 2020. The Company announced the stock repurchase program on December 18, 2018.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1(1)*	Agreement Re: Change in Control, entered into on February 11, 2019 between the Registrant and Karen Gibson.
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
___________________________
* Filed herewith.
** Furnished herewith.
(1) Indicates a management plan or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2019	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1(1)*	Agreement Re: Change in Control, entered into on February 11, 2019 between the Registrant and Karen Gibson.
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
___________________________
* Filed herewith.
** Furnished herewith.
(1) Indicates a management plan or compensatory plan or arrangement.