Form 10-Q
period 2019-06-30
QUIDEL CORP /DE/
filed 2019-08-09
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 31, 2019, 41,441,467 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$28,554	$43,695
Accounts receivable, net	44,643	58,677
Inventories	64,622	67,379
Prepaid expenses and other current assets	19,693	23,646
Total current assets	157,512	193,397
Property, plant and equipment, net	76,909	73,901
Right-of-use assets	84,368	—
Goodwill	337,021	337,021
Intangible assets, net	161,137	175,029
Deferred tax asset—non-current	22,675	22,192
Other non-current assets	6,559	4,831
Total assets	$846,181	$806,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,837	$25,171
Accrued payroll and related expenses	13,917	19,210
Current portion of operating lease liabilities	5,474	—
Current portion of contingent consideration	5,759	3,983
Current portion of deferred consideration	42,000	44,000
Convertible Senior Notes	12,431	54,379
Other current liabilities	7,694	12,992
Total current liabilities	112,112	159,735
Operating lease liabilities	82,386	—
Revolving Credit Facility	18,188	53,188
Deferred consideration - non-current	105,662	143,158
Contingent consideration - non-current	9,948	15,129
Other non-current liabilities	7,922	9,577
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $.001 par value per share; 97,500 shares authorized; 41,418 and 39,386 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	41	39
Additional paid-in capital	421,996	363,921
Accumulated other comprehensive income (loss)	49	(139)
Retained earnings	87,877	61,763
Total stockholders’ equity	509,963	425,584
Total liabilities and stockholders’ equity	$846,181	$806,371
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$108,252	$103,155	$256,220	$272,298
Cost of sales	49,073	45,487	106,114	108,359
Gross profit	59,179	57,668	150,106	163,939
Research and development	11,723	13,284	25,653	25,905
Sales and marketing	26,926	27,545	56,515	56,103
General and administrative	12,876	11,500	26,307	22,032
Acquisition and integration costs	1,836	4,935	4,660	8,402
Total operating expenses	53,361	57,264	113,135	112,442
Operating income	5,818	404	36,971	51,497
Other expense, net
Interest expense, net	(4,505)	(6,839)	(9,087)	(14,689)
Loss on extinguishment of debt	(748)	(2,398)	(748)	(6,965)
Total other expense, net	(5,253)	(9,237)	(9,835)	(21,654)
Income (loss) before income taxes	565	(8,833)	27,136	29,843
(Benefit) provision for income taxes	(705)	(5,757)	1,022	(1,039)
Net income (loss)	$1,270	$(3,076)	$26,114	$30,882
Basic earnings (loss) per share	$0.03	$(0.08)	$0.65	$0.84
Diluted earnings (loss) per share	$0.03	$(0.08)	$0.65	$0.81
Shares used in basic per share calculation	40,209	37,925	39,957	36,586
Shares used in diluted per share calculation	41,429	37,925	42,315	42,255
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$1,270	$(3,076)	$26,114	$30,882
Other comprehensive (loss) income
Changes in cumulative translation adjustment, net of tax	94	(14)	(154)	6
Changes in unrealized gains (losses) from cash flow hedges:
Net unrealized gains on derivative instruments	164	—	454	—
Reclassification of net realized gains on derivative instruments included in net income (loss)	(112)	—	(112)	—
Total change in unrealized gains (losses) realized from cash flow hedges, net of tax	52	—	342	—
Comprehensive income (loss)	$1,416	$(3,090)	$26,302	$30,888
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at December 31, 2018	39,386	$39	$363,921	$(139)	$61,763	$425,584
Issuance of common stock under equity compensation and benefit plans	444	1	8,816	—	—	8,817
Stock-based compensation expense	—	—	2,887	—	—	2,887
Repurchases of common stock	(24)	—	(1,476)	—	—	(1,476)
Other comprehensive gain (loss), net of tax	—	—	—	42	—	42
Net income	—	—	—	—	24,844	24,844
Balance at March 31, 2019	39,806	40	374,148	(97)	86,607	460,698
Issuance of common stock under equity compensation and benefit plans	122	—	1,433	—	—	1,433
Stock-based compensation expense	—	—	3,309	—	—	3,309
Issuance of shares in exchange for Convertible Senior Notes	1,497	1	86,427	—	—	86,428
Tax impact from the conversion of Convertible Senior Notes	—	—	590	—	—	590
Reduction for equity component of Convertible Senior Notes exchanged	—	—	(43,516)	—	—	(43,516)
Repurchases of common stock	(7)	—	(395)	—	—	(395)
Other comprehensive gain (loss), net of tax	—	—	—	146	—	146
Net income	—	—	—	—	1,270	1,270
Balance at June 30, 2019	41,418	$41	$421,996	$49	$87,877	$509,963

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY--(continued)
(in thousands; unaudited)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders’ equity
Balance at December 31, 2017	34,540	$35	$239,489	$—	$(12,420)	$227,104
Issuance of common stock under equity compensation and benefit plans	516	—	5,652	—	—	5,652
Stock-based compensation expense	—	—	2,936	—	—	2,936
Issuance of shares in exchange for Convertible Senior Notes	2,428	2	118,073	—	—	118,075
Reduction for equity component of Convertible Senior Notes exchanged	—	—	(53,867)	—	—	(53,867)
Repurchases of common stock	(73)	—	(3,232)	—	—	(3,232)
Changes in cumulative translation adjustment, net of tax	—	—	—	20	—	20
Net income	—	—	—	—	33,958	33,958
Balance at March 31, 2018	37,411	37	309,051	20	21,538	330,646
Issuance of common stock under equity compensation and benefit plans	326	—	3,898	—	—	3,898
Stock-based compensation expense	—	—	2,579	—	—	2,579
Issuance of shares in exchange for Convertible Senior Notes	1,270	2	82,108	—	—	82,110
Reduction for equity component of Convertible Senior Notes exchanged	—	—	(46,860)	—	—	(46,860)
Repurchases of common stock	(6)	—	(375)	—	—	(375)
Changes in cumulative translation adjustment, net of tax	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(3,076)	(3,076)
Balance at June 30, 2018	39,001	$39	$350,401	$6	$18,462	$368,908

QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands; unaudited)
	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$26,114	$30,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	24,458
Stock-based compensation expense	6,960	6,415
Amortization of debt discount and deferred issuance costs	1,151	2,714
Change in fair value of acquisition contingencies	626	745
Accretion of interest on deferred consideration	4,504	5,401
Amortization of inventory step-up to fair value	—	3,650
Loss on extinguishment of debt	748	6,965
Changes in assets and liabilities:
Accounts receivable	13,997	22,342
Inventories	2,704	3,710
Prepaid expenses and other current and non-current assets	2,139	(12,816)
Accounts payable	(808)	(5,070)
Accrued payroll and related expenses	(4,037)	(1,505)
Other current and non-current liabilities	(5,125)	(590)
Net cash provided by operating activities:	73,431	62,843
INVESTING ACTIVITIES:
Acquisitions of property and equipment	(11,784)	(13,577)
Proceeds from sale of Summers Ridge Property	—	146,644
Net cash (used for) provided by investing activities:	(11,784)	133,067
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,233	9,549
Payments on Revolving Credit Facility	(35,000)	(10,000)
Payments on finance lease obligation	(157)	(60)
Repurchases of common stock	(1,871)	(3,607)
Payments of acquisition contingent consideration	(4,031)	(3,017)
Payments of deferred consideration	(44,000)	(46,000)
Payments of Term Loan	—	(161,813)
Transaction costs related to debt exchange	—	(2,002)
Net cash used for financing activities:	(76,826)	(216,950)
Effect of exchange rates on cash	38	10
Net (decrease) increase in cash and cash equivalents	(15,141)	(21,030)
Cash and cash equivalents, beginning of period	43,695	36,086
Cash and cash equivalents, end of period	$28,554	$15,056

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of property and equipment by incurring current liabilities	$1,351	$1,752
Reduction of other current liabilities upon issuance of restricted share units	$2,018	$—
Extinguishment of Convertible Senior Notes through issuance of common stock	$86,428	$200,185
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
The information at June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s 2018 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2019 and 2018, the Company’s fiscal year will end or has ended on December 29, 2019 and December 30, 2018, respectively. For 2019 and 2018, the Company’s second quarter ended on June 30, 2019 and July 1, 2018, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and six-month periods ended June 30, 2019 and 2018 each included 13 and 26 weeks, respectively.
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
Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) 2016-02 and ASU 2018-11 (collectively, “ASC 842”) require a lessee to recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset representing the right to use the underlying asset for the lease term on the balance sheet. Deferred rent, previously recorded in other current liabilities and other non-current liabilities, is derecognized. The Company adopted ASC 842 as of January 1, 2019 using the alternative transition method to apply the guidance. The Company elected the package of practical expedients which, among other things, allows the Company to carry forward its historical lease classifications.
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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. Under this new guidance, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted the guidance during the first quarter of 2019 with no impact to the Company’s consolidated financial statements.
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
Significant Accounting Policies
During the six months ended June 30, 2019, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 except as described below and in Note 10. Derivatives and Hedging.
Leases - Lease liabilities represent the obligation to make lease payments and ROU assets represent the right to use the underlying asset during the lease term. Lease liabilities and ROU assets are recognized at the commencement date of the lease based on the present value of lease payments over the lease term at the commencement date. When the implicit rate is unknown, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value of the lease payments. Options to extend or terminate the lease are included in the determination of the lease term when it is reasonably certain that the Company will exercise such options.
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
Operating leases are included in right-of-use assets, current portion of operating lease liabilities and operating lease liabilities in the Consolidated Balance Sheet. Finance leases are included in property and equipment, net, other current liabilities and other non-current liabilities.
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
The Convertible Senior Notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the notes. The Senior Convertible Notes became convertible on March 31, 2018 and remained convertible through June 30, 2019.

The following table reconciles net income (loss) and the weighted-average shares used in computing basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) used for basic earnings per share	$1,270	$(3,076)	$26,114	$30,882
Interest expense on Convertible Senior Notes, net of tax (1)	—	—	1,489	3,361
Net income (loss) used for diluted earnings per share, if-converted method (1)	$1,270	$(3,076)	$27,603	$34,243

Basic weighted-average common shares outstanding	40,209	37,925	39,957	36,586
Potentially dilutive shares issuable from Convertible Senior Notes (1)	6	—	1,062	3,881
Potentially dilutive shares issuable from stock options and unvested RSUs	1,214	—	1,296	1,788
Diluted weighted-average common shares outstanding, if-converted (1)	41,429	37,925	42,315	42,255
Potentially dilutive shares excluded from calculation due to anti-dilutive effect (2)	227	167	183	183

(1) The if-converted method was not applicable for the three months ended June 30, 2019 and 2018 due to its anti-dilutive impact. For the three months ended June 30, 2019, the number of potentially dilutive shares issuable from Convertible Senior Notes under the if-converted method was 1.6 million shares. For the three months ended June 30, 2018, the number of potentially dilutive shares issuable from Convertible Senior Notes under the if-converted method and stock options and unvested RSUs were 2.8 million shares and 1.8 million shares, respectively.
(2) Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
Note 3. Balance Sheet Account Details
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$23,725	$24,292
Work-in-process (materials, labor and overhead)	20,413	21,280
Finished goods (materials, labor and overhead)	20,484	21,807
Total inventories	$64,622	$67,379

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Receivables under transition service agreements	$9,735	$15,507
Income taxes receivable	2,698	2,703
Prepaid expenses	4,850	4,508
Other	2,410	928
Total prepaid expenses and other current assets	$19,693	$23,646

Other Current Liabilities
Other current liabilities consist of the following (in thousands)

	June 30, 2019	December 31, 2018
Customer incentives	$1,988	$7,516
Income and other taxes payable	1,284	1,962
Customer deposits	1,787	—
Accrued interest	26	347
Other	2,609	3,167
Total other current liabilities	$7,694	$12,992

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
The Company recognized income tax benefit of $0.7 million and $5.8 million for the three months ended June 30, 2019 and 2018, respectively, which represents an effective tax rate of (125)% and 65%, respectively. The Company’s (125)% effective tax rate for the three months ended June 30, 2019 differed from the federal statutory rate of 21% primarily due to the discrete impact of excess tax deductions from stock-based compensation, the benefit from research and development (“R&D”) credits and corporate deductions attributable to Foreign Derived Intangible Income (“FDII”). The Company recognized income tax expense of $1.0 million and income tax benefit of $1.0 million for the six months ended June 30, 2019 and 2018, respectively, which represents an effective tax rate of 4% and (3)%, respectively. The Company’s 4% effective tax rate for the six months ended June 30, 2019 differed from the federal statutory rate of 21% primarily due to the tax benefit recorded for excess tax benefits of stock-based compensation, the benefit from R&D credits and corporate deductions attributable to FDII.
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

The Convertible Senior Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock based on an initial conversion rate, subject to adjustment, of 31.1891 shares per $1,000 principal amount of the Convertible Senior Notes (which represents an initial conversion price of approximately 32.06 per share) in the following circumstances and to the following extent: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015, if the last reported sales price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the notes in effect on each applicable trading day; (2) during the 5 consecutive business day period following any 5 consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Senior Notes for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; or (3) upon the occurrence of specified events described in the indenture for the Convertible Senior Notes. On or after September 15, 2020 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances. If a fundamental change, as defined in the indenture for the Convertible Senior Notes, such as an acquisition, merger or liquidation of the Company, occurs prior to the maturity date, subject to certain limitations, holders of the Convertible Senior Notes may require the Company to repurchase all or a portion of their Convertible Senior Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
During the second quarter of 2019, the last reported sales price of the Company’s common stock was greater than 130% of the Convertible Senior Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. Consequently, the Convertible Senior Notes were convertible as of June 30, 2019. If the Convertible Senior Notes were converted as of June 30, 2019, the if-converted amount would exceed the principal by $0.4 million. The Convertible Senior Notes may be settled at the Company’s option in cash or a combination of cash and shares of common stock. Because the settlement could be in cash, the Convertible Senior Notes have been classified as short-term debt as of June 30, 2019.
During the three months ended June 30, 2019, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Convertible Senior Notes. To measure the resulting loss as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the Convertible Senior Notes using the same methodology as in the issuance date valuation. The following table summarizes information about the settlement of the Convertible Senior notes (in thousands).

June 30, 2019
Principal amount settled	$45,372
Number of shares of common stock issued	1,497
Loss on extinguishment of debt	$748

The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. During the six months ended June 30, 2019, the Company recorded total interest expense of $1.8 million related to the Convertible Senior Notes, of which $0.9 million related to the amortization of the debt discount and issuance costs and $0.9 million related to the coupon due semi-annually. During the six months ended June 30, 2018, the Company recorded total interest expense of $4.2 million related to the Convertible Senior Notes of which $2.2 million related to the amortization of the debt discount and issuance costs and $2.0 million related to the coupon due semi-annually.

The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market price and is a Level 2 measurement.

	June 30, 2019	December 31, 2018
Principal amount outstanding	$13,131	$58,503
Unamortized discount of liability component	(617)	(3,637)
Unamortized debt issuance costs	(83)	(487)
Net carrying amount of liability component	$12,431	$54,379
Carrying value of equity component, net of issuance costs	$2,265	$10,092
Fair value of outstanding Convertible Senior Notes	$25,356	$85,999
Remaining amortization period of discount on the liability component	1.5 years	2.0 years
Credit Agreement
On August 31, 2018, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) which provides the Company with a $175.0 million Revolving Credit Facility. The balance outstanding under the Revolving Credit Facility as of June 30, 2019 was $18.2 million and is due upon maturity on August 31, 2023.
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
The Credit Agreement is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets, and contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, dividends and other distributions, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of 3.50 to 1.00, which ratio may be increased to 4.50 to 1.00 in case of certain qualifying acquisitions; and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with all financial covenants as of June 30, 2019.
Interest expense recognized under the Credit Agreement including amortization of deferred issuance cost was $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2019 and $1.8 million and $4.2 million, respectively, for the three and six months ended June 30, 2018.
Note 6. Stockholders’ Equity
Issuances of Common Stock
A summary of the status of stock option activity for the six months ended June 30, 2019 is as follows (in thousands, except price data):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2018	1,877	$21.53
Granted	169	59.18
Exercised	(427)	17.54
Cancelled	(3)	42.29
Outstanding at June 30, 2019	1,616	$26.50

A summary of the status of restricted stock unit activity for the six months ended June 30, 2019 is as follows (in thousands, except price data):

	Shares	Weighted-average grant date fair value
Non-vested at December 31, 2018	676	$30.75
Granted	253	59.19
Vested	(118)	25.28
Forfeited	(4)	47.80
Non-vested at June 30, 2019	807	$40.37

During the six months ended June 30, 2019, the Company issued 21,600 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”).
Stock-Based Compensation
The expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Cost of sales	$262	$265	$542	$496
Research and development	544	601	1,109	1,193
Sales and marketing	904	717	2,023	1,513
General and administrative	1,662	1,897	3,286	3,213
Total stock-based compensation expense	$3,372	$3,480	$6,960	$6,415

As of June 30, 2019, total unrecognized compensation expense was $28.8 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.51%	2.49%
Expected option life (in years)	5.7	6.3
Volatility rate	39%	36%
Dividend rate	0%	0%
Weighted-average grant date fair value	$23.67	$18.76

The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the six months ended June 30, 2019 and 2018 was $59.19 and $48.45, respectively.

Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and six months ended June 30, 2019 or 2018.
Note 7. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented $87.7 million (34%) and $84.6 million (31%) of total revenue for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, accounts receivable due from foreign customers were $19.7 million and $23.4 million, respectively.
The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Six Months Ended June 30,
	2019	2018
Customer:
A	16%	18%
B	14%	13%
C	13%	13%
Total:	43%	44%

As of June 30, 2019 and December 31, 2018, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $17.2 million and $33.3 million, respectively.
Consolidated net revenues by product category for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rapid Immunoassay	$21,772	$16,689	$84,266	$97,374
Cardiac Immunoassay	67,982	69,850	133,854	138,294
Specialized Diagnostic Solutions	14,286	12,694	28,140	27,565
Molecular Diagnostic Solutions	4,212	3,922	9,960	9,065
Total revenues	$108,252	$103,155	$256,220	$272,298

Note 8. Commitments and Contingencies
Leases
We lease administrative, research and development, sales and marketing and manufacturing facilities and certain equipment under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases, and may contain clauses for rent escalation, renewal options or early termination.

The components of lease expense and supplemental cash flow information related to leases were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease ROU asset amortization	$84	$147
Finance lease interest expense	211	420
Total finance lease costs	295	567
Operating lease costs	2,502	5,007
Total lease costs	$2,797	$5,574

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$2,304	$4,584
Operating cash flows from finance leases	$211	$420
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$328
Finance leases	$43	$1,369

Commitments for minimum rentals under non-cancelable leases as of June 30, 2019 are as follows (dollars in thousands):

Years ending December 31,	Operating	Finance
2019	$4,610	$628
2020	9,333	1,264
2021	9,570	1,272
2022	8,562	1,283
2023	8,182	1,293
Thereafter	76,566	3,203
Total lease payments	116,823	8,943
Less: imputed interest	(28,963)	(3,879)
Total	87,860	5,064
Less: current portion	(5,474)	(443)
Non-current portion	$82,386	$4,621

Weighted average remaining lease term	12.5 years	6.1 years
Weighted average discount rate	4%	18%

Summers Ridge Lease — The Company leases two of the four buildings that are located on the Summers Ridge Property in San Diego, California with an initial term of 15 years beginning as of January 2018. Such lease includes options to extend the lease for two additional five-year terms upon satisfaction of certain conditions, which have not been included in the determination of the lease term. The lease is subject to certain must-take provisions related to the remaining two additional buildings that may create significant rights and obligations. The lease for one such building is expected to commence in the fourth quarter of 2019 and has minimum lease payments of $18.3 million during its lease term. The lease for the remaining building is subject to the expiration of the lease with the current tenant of such building, for which the date is not yet known.
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
On March 14, 2019, the Court of Appeal issued an order to show cause why the relief sought in Quidel’s petition should not be granted. The Court also stayed the December 7 Order pending a further order from the Court of Appeal. Oral argument has been scheduled in the matter on August 13, 2019. The Court of Appeal will likely issue a written decision on the writ petition within 90 days of oral argument.
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
From time to time, the Company is involved in other litigation and proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to our business. The Company accrues for legal claims when, and to the extent that, amounts associated with the claims become probable and are reasonably estimable. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition or results of operations or liquidity. No accrual has been recorded as of June 30, 2019 and December 31, 2018 related to such matters as they are not probable and/or reasonably estimable.
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

Note 9. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$358	$—	$358	$—	$—	$—	$—
Total assets measured at fair value	$—	$358	$—	$358	$—	$—	$—	$—
Liabilities:
Derivative liabilities	$—	$32	$—	$32	$—	$—	$—	$—
Contingent consideration	—	—	15,707	15,707	—	—	19,112	19,112
Deferred consideration	—	147,662	—	147,662	—	187,158	—	187,158
Total liabilities measured at fair value	$—	$147,694	$15,707	$163,401	$—	$187,158	$19,112	$206,270

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three and six-month periods ended June 30, 2019 and the year ended December 31, 2018.
Derivative financial instruments are based on observable inputs that are corroborated by market data. Observable inputs include broker quotes and daily market foreign currency rates and forward pricing curves.
In connection with the acquisition of the BNP Business, the Company pays annual installments of $40.0 million each in deferred consideration and up to $8.0 million each in contingent consideration through April 2023. The fair value of the deferred consideration is calculated based on the net present value of cash payments using an estimated borrowing rate based on a quoted price for a similar liability. The Company recorded $4.5 million for the accretion of interest on the deferred consideration during the six months ended June 30, 2019. The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Significant assumptions used in the measurement include revenue projections and discount rates that are not observed in the market and thus represent Level 3 measurements.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2018 through June 30, 2019 were as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2018	$19,112
Cash payments	(4,031)
Net loss recorded for fair value adjustments	626
Balance at June 30, 2019	$15,707

Note 10. Derivatives and Hedging
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses designated cash flow hedges in the form of foreign currency forward contracts to mitigate the impact of foreign currency translation on transactions that are denominated primarily in the Euro and the Chinese Yuan. All hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions are formally documented. The Company does not use any derivative financial instruments for trading or other speculative purposes.
Such forward foreign currency contracts are carried at fair value in prepaid expenses and other current assets or other current liabilities depending on the unrealized gain or loss position of the hedged contract as of the balance sheet date. Changes in the value of the derivatives are recorded to other comprehensive income (loss) until the underlying hedged item is recognized in earnings, or the derivative no longer qualifies as a highly effective hedge. The cash flows from derivatives treated as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged.

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
The following table summarizes the fair value and notional amounts of the foreign currency forward contracts as of June 30, 2019 (in thousands):

	June 30, 2019
	Notional Amount	Fair Value, Net
Prepaid expenses and other current assets	$18,162	$358
Other current liabilities	$5,871	$32

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation: adverse changes in competitive conditions in domestic and international markets, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, lower than anticipated market penetration of our products, our reliance on sales of our influenza diagnostic tests, fluctuations in our operating results resulting from the timing of the onset, length and severity of cold and flu seasons, seasonality, government and media attention focused on influenza and the related potential impact on humans from novel influenza viruses, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors, and changes in the healthcare market and consolidation of our customer base; our development, acquisition and protection of proprietary technology rights; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our exposure to claims and litigation that could result in significant expenses and could ultimately result in an unfavorable outcome for us, including the ongoing litigation between us and Beckman Coulter, Inc.; intellectual property risks, including but not limited to, infringement litigation; our need for additional funds to finance our capital or operating needs; the financial soundness of our customers and suppliers; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; failures or delays in receipt of new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities or loss of any previously received regulatory approvals or clearances or other adverse actions by regulatory authorities; changes in government policies; costs of and adverse operational impact from failure to comply with government regulations in addition to FDA regulations; compliance with government regulations relating to the handling, storage and disposal of hazardous substances; third-party reimbursement policies and potential cost constraints; our failure to comply with laws and regulations relating to billing and payment for healthcare services; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance; costs and disruptions from failures in our information technology and storage systems; our exposure to data corruption, cyber-based attacks, security breaches and privacy violations; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, compliance with legal requirements, tariffs, exposure to currency exchange fluctuations and foreign currency exchange risk, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, social, political and economic instability, increased financial accounting and reporting burdens and complexities, taxes, and diversion of lower priced international products into U.S. markets; changes in tax rates and exposure to additional tax liabilities or assessments; risks relating to our acquisition and integration of the Triage MeterPro Cardiovascular and toxicology business and B-type Naturietic Peptide assay business (the “Triage and BNP Businesses”); Alere’s failure to perform under various transition agreements relating to our acquisition of the Triage and BNP Businesses; that we may incur substantial costs to build our information technology infrastructure to transition the Triage and BNP Businesses; that we may have to write off goodwill relating to our acquisition of the Triage and BNP Businesses; our ability to manage our growth strategy; the level of our indebtedness and deferred payment obligations; our ability to generate sufficient cash to meet our debt service and deferred contingent payment obligations and our ability to repay, renew or extend, our outstanding debt and its impact on our operations and our ability to obtain financing; that our Revolving Credit Facility is secured by substantially all of our assets; the agreements for our indebtedness place operating and financial restrictions on us and our ability to operate our business; that an event of default could trigger acceleration of our outstanding indebtedness; that we may incur additional indebtedness; increases in interest rate relating to our variable rate debt; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and the indenture governing our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; our intention of not paying dividends; and our ability to identify and successfully acquire and integrate potential acquisition targets. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the remainder of 2019 regarding our strategy, revenue growth, gross margins and earnings, including the sources of expected growth; that we expect to continue to make substantial expenditures for research and development activities; the nature and amount of projected capital expenditures for the remainder of 2019 and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals, initiatives and objectives; our exposure to, and defenses against, claims and litigation; the sufficiency of our liquidity and our short-term needs for capital; that we may incur additional debt or issue additional equity; and our intention to continue to evaluate technology, product lines and acquisition opportunities. The risks described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Three months ended June 30, 2019 compared to the three months ended June 30, 2018
Total Revenues
The following table compares total revenues for the three months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Rapid Immunoassay	$21,772	$16,689	$5,083	30%
Cardiac Immunoassay	67,982	69,850	(1,868)	(3)%
Specialized Diagnostic Solutions	14,286	12,694	1,592	13%
Molecular Diagnostic Solutions	4,212	3,922	290	7%
Total revenues	$108,252	$103,155	$5,097	5%
For the three months ended June 30, 2019, total revenue increased to $108.3 million from $103.2 million in the prior period. The increase in total revenues was primarily due to continued share gains on the Sofia platform and a late flu season in 2019 driving an increase in respiratory product sales. This increase is partially offset by a decrease in the Cardiac business driven by unfavorable fluctuations in foreign currency exchange rates.
Gross Profit
Gross profit increased to $59.2 million, or 55% of revenue for the three months ended June 30, 2019, compared to $57.7 million, or 56% of revenue for the three months ended June 30, 2018. The increased gross profit was driven by improved product mix related to the later respiratory season as well as higher sales volume, partially offset by lower absorption of manufacturing costs and unfavorable fluctuations in foreign currency exchange rates. Gross margin declined slightly compared to the same period in the prior year due to unfavorable fluctuations in foreign currency exchange rates, geographic mix and lower absorption of manufacturing costs.
Operating Expenses
The following table compares operating expenses for the three months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,
	2019		2018
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$11,723	11%	$13,284	13%	$(1,561)	(12)%
Sales and marketing	$26,926	25%	$27,545	27%	$(619)	(2)%
General and administrative	$12,876	12%	$11,500	11%	$1,376	12%
Acquisition and integration costs	$1,836	2%	$4,935	5%	$(3,099)	(63)%
Research and Development Expense
Research and development expense for the three months ended June 30, 2019 decreased from $13.3 million to $11.7 million due primarily to lower compensation costs, partially offset by higher spend on projects related to the Sofia and Savanna platforms.
Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the three months ended June 30, 2019 decreased from $27.5 million to $26.9 million due to lower transition service fees, partially offset by higher salaries and related costs as we complete the globalization of our commercial team.
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2019 increased from $11.5 million to $12.9 million compared with the prior year period primarily due to increased facilities costs from international expansion and professional service fees incurred in the period, partially offset by lower transition service fees.
Acquisition and Integration Costs
Acquisition and integration costs for the three months ended June 30, 2019 decreased from $4.9 million to $1.8 million compared with the prior year period, as more of the global operations became fully integrated into the business.
Other Expense, Net
Interest expense, net primarily relates to accretion of interest on the deferred consideration related to the BNP Business, coupon and accretion interest related to our Convertible Senior Notes and interest and amortization of deferred financing costs associated with the Credit Agreement. The decrease in interest expense of $2.3 million over the prior year was primarily due to lower debt balances under the Company’s Credit Agreement and Convertible Senior Notes and lower deferred consideration liability outstanding. Loss on extinguishment of debt of $0.7 million for the three months ended June 30, 2019 relates to the extinguishment of $45.4 million in aggregate principal of the Convertible Senior Notes in exchange for the Company’s common stock during the period. See further discussion in Note 5 of the Notes to the Consolidated Financial Statements in this Quarterly Report.

During the three months ended June 30, 2018, the Company recorded loss on extinguishment of debt of $2.4 million related to the $60.0 million early payment on the Term Loan and the extinguishment of $38.6 million in aggregate principal of the Convertible Senior Notes in exchange for shares of the Company's common stock during the period.
Income Taxes
For the three months ended June 30, 2019 and 2018 respectively, the income tax benefit was $0.7 million and $5.8 million. The lower tax benefit for the three months ended June 30, 2019 compared to the income tax benefit for the same period in the prior year is a result of the loss incurred in the 2018 period versus income in the 2019 period, lack of a valuation allowance in the current year and lower discrete tax benefits recorded during the period related to excess tax benefits of stock-based compensation.
Six months ended June 30, 2019 compared to the six months ended June 30, 2018
Total Revenues
The following table compares total revenues for the six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
Rapid Immunoassay	$84,266	$97,374	$(13,108)	(13)%
Cardiac Immunoassay	133,854	138,294	(4,440)	(3)%
Specialized Diagnostic Solutions	28,140	27,565	575	2%
Molecular Diagnostic Solutions	9,960	9,065	895	10%
Total revenues	$256,220	$272,298	$(16,078)	(6)%
For the six months ended June 30, 2019, total revenue decreased to $256.2 million from $272.3 million in the prior year. The decrease in total revenues was driven primarily by lower Rapid Immunoassay sales as compared with the robust respiratory season in the prior year. The Cardiac business declined slightly from the prior year due to the currency impact of a strengthening US dollar and lower selling prices as we transition portions of the global business to distribution. The decreases were partially offset by increases in Specialized Diagnostic Solutions and Molecular Diagnostic Solutions.
Gross Profit
Gross profit decreased to $150.1 million, or 59% of revenue for the six months ended June 30, 2019, compared to $163.9 million, or 60% of revenue for the six months ended June 30, 2018. The decreased gross profit was mainly driven by lower Rapid Immunoassay revenue. To a lesser extent, lower Cardiac Immunoassay selling prices as a result of the transition to distribution, unfavorable foreign currency exchange fluctuation and lower absorption in our manufacturing plants consulted to the decline. This was partially offset by the inventory step-up amortization during the six months ended June 30, 2018 that did not recur during the six months ended June 30, 2019. Gross margin declined compared to the same period in the prior year due to the same factors.

Operating Expenses
The following table compares operating expenses for the six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Six Months Ended June 30,
	2019		2018
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$25,653	10%	$25,905	10%	$(252)	(1)%
Sales and marketing	$56,515	22%	$56,103	21%	$412	1%
General and administrative	$26,307	10%	$22,032	8%	$4,275	19%
Acquisition and integration costs	$4,660	2%	$8,402	3%	$(3,742)	(45)%
Research and Development Expense
Research and development expense for the six months ended June 30, 2019 decreased from $25.9 million to $25.7 million due primarily to lower compensation costs and lower spending on projects related to Cardiovascular and Solana platforms, as they were largely completed in 2018. Such decreases were partially offset by higher spend on projects related to the Sofia and Savanna platforms.
Research and development expenses include direct external costs such as fees paid to consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the six months ended June 30, 2019 increased $0.4 million to $56.5 million compared with the prior year, due primarily to higher salaries and related costs as we complete the globalization of our commercial team, partially offset by lower transition service fees.
General and Administrative Expense
General and administrative expense for the six months ended June 30, 2019 increased from $22.0 million to $26.3 million compared with the prior year period, due to increased compensation and facilities costs from international expansion, and professional service fees incurred in the period.
Acquisition and Integration Costs
Acquisition and integration costs for the six months ended June 30, 2019 decreased from $8.4 million to $4.7 million as more of the global operations became fully integrated into the business.
Other Expense, net
Interest expense, net was $9.1 million and $14.7 million for the six months ended June 30, 2019 and 2018, respectively. Interest expense, net primarily relates to accretion of interest on the deferred consideration, coupon and accretion of interest related to our Convertible Senior Notes and interest and amortization of deferred financing costs associated with the debt outstanding under our Credit Agreement. The decrease in interest expense of $5.6 million over the prior year was primarily due to lower debt balances under the Company’s Revolving Credit Facility and Convertible Senior Notes and lower deferred consideration liability outstanding. Loss on extinguishment of debt of $0.7 million for the six months ended June 30, 2019 relates to the extinguishment of $45.4 million in aggregate principal of the Convertible Senior Notes in exchange for the Company’s common stock during the period.
Loss on extinguishment of debt of $7.0 million during the six months ended June 30, 2018 relates to the $161.8 million early payment on the Term Loan and the extinguishment of $108.8 million in aggregate principal of the Convertible Senior Notes in exchange for the Company's common stock during the period.

Income Taxes
For the six months ended June 30, 2019 and 2018, we recognized income tax expense of $1.0 million and income tax benefit of $1.0 million, respectively. For the six months ended June 30, 2019, we had an income tax provision compared to an income tax benefit in the prior year, primarily as a result of the lack of a valuation allowance in the current year and lower discrete tax benefits recorded during the period related to excess tax benefits of stock-based compensation.
Liquidity and Capital Resources
As of June 30, 2019 and December 31, 2018, the principal sources of liquidity consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$28,554	$43,695
Amount available to borrow under the Revolving Credit Facility	$156,812	$121,812
Working capital including cash and cash equivalents	$45,400	$33,662
Adjusted working capital (1)	$57,831	$88,041
(1) The Convertible Senior Notes of $12.4 million and $54.4 million as of June 30, 2019 and December 31, 2018 respectively are excluded from the adjusted working capital amount as such notes may be settled at the Company’s option in cash or a combination of cash and shares of common stock.

As of June 30, 2019, we had $28.6 million in cash and cash equivalents, a $15.1 million decrease from December 31, 2018. Our cash requirements fluctuate as a result of numerous factors, such as cash generated from operations, progress in research and development projects, asset acquisitions, technological development spend and the time and expenditures required to obtain governmental approval of our products. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt, or issue additional equity, to successfully complete such transactions.
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
Our Convertible Senior Notes due in 2020 have a coupon rate of 3.25% and are convertible as of June 30, 2019. The principal balance outstanding as of June 30, 2019 was $13.1 million. Our Revolving Credit Facility has a principal balance outstanding of $18.2 million and is due upon maturity on August 31, 2023. See Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion of the Convertible Senior Notes and the Revolving Credit Facility.
As of June 30, 2019, we have $163.4 million in fair value of deferred and contingent considerations associated with prior acquisitions to be settled in future periods.
We expect our revenue and operating expenses will significantly impact our cash management decisions. Our future capital requirements and the adequacy of our available funds to service our long-term debt and to fund working capital expenditures and business development efforts will depend on many factors, including:

•	our ability to successfully integrate our recently acquired businesses;

•	our ability to realize revenue growth from our new technologies and create innovative products in our markets;

•	our outstanding debt and covenant restrictions;

•	our ability to leverage our operating expenses to realize operating profits as we grow revenue;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities:	$73,431	$62,843
Net cash (used for) provided by investing activities:	(11,784)	133,067
Net cash (used for) financing activities:	(76,826)	(216,950)
Effect of exchange rates on cash	38	10
Net (decrease) increase in cash and cash equivalents	$(15,141)	$(21,030)
Cash provided by operating activities of $73.4 million during the six months ended June 30, 2019 reflects net income of $26.1 million and non-cash adjustments of $38.4 million primarily associated with depreciation, amortization, stock-based compensation and accretion of interest on deferred consideration. In addition, changes in our working capital during the six months ended June 30, 2019 benefited cash by $14.0 million, primarily driven by a decrease in accounts receivable. For the six months ended June 30, 2018, cash provided by operating activities of $62.8 million reflected net income of $30.9 million and non-cash adjustments of $25.9 million associated with depreciation, amortization, loss on extinguishment of debt, stock-based compensation and accretion of interest on deferred consideration. In addition, the we realized a net working capital contribution of $6.7 million, primarily related to a decrease in accounts receivable.
Our investing activities used $11.8 million during the six months ended June 30, 2019 primarily related to computer equipment, building improvements, Sofia, Solana and Triage instruments available for lease and manufacturing equipment. Our investing activities provided $133.1 million during the six months ended June 30, 2018 primarily due to sales of the Summers Ridge property for approximately $146.6 million. Additionally, we used $13.6 million on production equipment, building improvements and Sofia and Solana instruments available for lease and intangible assets.
We are currently planning approximately $21.0 million in capital expenditures for the remainder of 2019. The primary purpose for our capital expenditures is to implement facility improvements, to acquire manufacturing and scientific equipment, to acquire Sofia, Solana and Triage instruments and to purchase or develop information technology. We plan to fund these capital expenditures with the cash on our balance sheet.
Cash used by financing activities was $76.8 million during the six months ended June 30, 2019 primarily related to the payments of deferred consideration of $44.0 million, Revolving Credit Facility of $35.0 million and acquisition contingent consideration of $4.0 million as well as repurchases of common stock of $1.9 million, partially offset by proceeds from issuance of stock of $8.2 million from stock option exercises. Cash used by financing activities was $217.0 million during the six months ended June 30, 2018 and was primarily related to payments on the Company’s previous Term Loan of $161.8 million, payments on deferred consideration of $46.0 million and payments on the Revolving Credit Facility of $10.0 million, repurchases of common stock of $3.6 million, $2.0 million of transaction costs related to the exchange of Convertible Senior Notes for common stock and payments on acquisition contingent consideration of $3.0 million, partially offset by proceeds from issuance of stock of $9.5 million.
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

Off-Balance Sheet Arrangements
At June 30, 2019 and December 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019.
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
Our Revolving Credit Facility debt is subject to interest rate risk as a portion of the interest rate fluctuates based on the LIBOR. We had $18.2 million outstanding under our Revolving Credit Facility at June 30, 2019. The weighted average interest rate on these borrowings is 4.15% as of June 30, 2019. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $0.2 million. Based on our market risk sensitive instruments outstanding at June 30, 2019, we have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of such date.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we periodically evaluate our placement of investments, as of June 30, 2019, we did not have any cash and cash equivalents placed in funds held in government money market accounts and commercial paper.
Foreign Currency Exchange Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency.

During the six months ended June 30, 2019, we generated approximately $60.3 million in revenue denominated in currencies other than the U.S. dollar. The major currencies to which our revenues are exposed are the Euro and the Chinese Yuan. A 100-basis point move in the average exchange rates (assuming a simultaneous and immediate 100 basis point change for the relevant period) would have resulted in an increase or decrease in our reported revenue for the six months ended June 30, 2019 as follows (in thousands):

Six Months Ended June 30,
Currency	2019
Chinese Yuan	$306
Euro	$217
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
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2019.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1, 2019 - April 28, 2019	3,172	$63.83	—	$50,000,000
April 29, 2019 - May 26, 2019	2,170	54.42	—	50,000,000
May 27, 2019 - June 30, 2019	1,297	58.02	—	50,000,000
Total	6,639	$59.62	—	$50,000,000
(1) We withheld 6,639 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the lapse of restrictions on certain RSUs during the three months ended June 30, 2019.
(2) On December 12, 2018, the Board of Directors authorized a new stock repurchase program, pursuant to which up to $50.0 million of the Company’s shares of common stock may be purchased through December 12, 2020. The Company announced the stock repurchase program on December 18, 2018.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 5, 2019.)
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted as Inline XBRL (contained in Exhibit 101)
___________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 5, 2019.)
31.1*	Certification by Principal Executive Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted as Inline XBRL (contained in Exhibit 101)
___________________________
* Filed herewith.
** Furnished herewith.