Form 10-K
period 2019-12-31
QUIDEL CORP /DE/
filed 2020-02-13
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A
Commission file number: 0-10961

QUIDEL CORPORATION (Exact name of registrant as specified in its charter)

Delaware	94-2573850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9975 Summers Ridge Road, San Diego, California 92121
(Address of principal executive offices, including zip code)
858-552-1100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	QDEL	The Nasdaq Stock Market
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,164,240,608 based on the closing sale price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 7, 2020, 41,879,985 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2020 Annual Meeting of Stockholders (scheduled to be held on May 5, 2020) are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K

QUIDEL CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

A Warning About Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation, those discussed in this Annual Report on Form 10-K in Part I, Item 1A “Risk Factors.” Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Annual Report include, among others, statements concerning: our outlook for the upcoming fiscal year regarding revenue growth, gross margins and earnings; projected capital expenditures for the upcoming fiscal year and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; that we may incur additional debt or issue additional equity; our strategy, goals, initiatives and objectives; the anticipated beneficial attributes of products and platforms under development; anticipated new product and development results; our exposure to claims and litigation, including litigation currently pending against us involving Beckman Coulter; that we expect to continue to depend on a few key distributors for sales of our products; expected growth and the sources of that growth; the impact of new accounting standards; that point-of-care testing is increasing; that clinical reference laboratories will continue to be a competitive threat; that we will continue to make substantial expenditures for sales and marketing, manufacturing and product research and development activities; that integration costs will decline; industry consolidation and competition trends; competition for management and key personnel; that we may enter into additional foreign currency exchange hedging or risk sharing arrangements; the sufficiency of our facilities; the sufficiency of our insurance and our exposure to claims and litigation; our intention to not pay dividends; that we will continue to obtain licenses from third parties; and our intention to continue to evaluate technology and acquisition opportunities. The risks described under “Risk Factors” in Item 1A of this Annual Report and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report. Except as required by law, we undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, whether as a result of new information, future events or otherwise.

Part I
Item 1. Business
All references to “we,” “our,” and “us” in this Annual Report refer to Quidel Corporation and its subsidiaries.
Overview
We have a leadership position in the development, manufacturing and marketing of rapid diagnostic testing solutions. These diagnostic testing solutions are separated into our four product categories: rapid immunoassay, cardiac immunoassay, specialized diagnostic solutions and molecular diagnostic solutions. We sell our products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, urgent care clinics, leading universities, retail clinics, pharmacies and wellness screening centers. We market our products through a network of distributors and through a direct sales force. We operate in one business segment that develops, manufactures and markets our four product categories.
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
Corporate Information
We are a corporation, originally incorporated as Monoclonal Antibodies, Inc. in California in 1979 and re-incorporated as Quidel Corporation in the State of Delaware in 1987. Our executive offices are located at 9975 Summers Ridge Road, San Diego, California 92121, and our telephone number is (858) 552-1100. This Annual Report and each of our other periodic and current reports, including any amendments thereto, are available, free of charge, on our website, www.quidel.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, the SEC website contains reports, proxy and information statements, and other information about us at www.sec.gov. The information contained on our website or on the SEC website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report.
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

•	developing a molecular diagnostics franchise that incorporates distinct testing platforms, including Solana® and Savanna®, that leverages our molecular assay development competencies; and

•	strengthening our position with distribution partners and our end-user customers to gain more emphasis on our products.
Our current initiatives to execute this strategy include the following:

•	provide products that can compete effectively in the healthcare market where cost and quality are important;

•	focus our research and development efforts on three areas:

•	new proprietary product platform development;

•	the creation of improved products and new products for existing markets and unmet clinical needs; and

•	pursuit of collaborations with, or acquisitions of, other companies for new and existing products and markets that advance our strategy to develop differentiated technologies and products;

•	leverage our international infrastructure and enhance our global footprint to support our international operations and future growth;

•	strengthen our market and brand leadership in current markets by acquiring and/or developing and introducing clinically superior diagnostic solutions;

•
strengthen our direct sales force to enhance relationships with integrated delivery networks, laboratories and hospitals, with a goal of driving growth through improved physician and laboratorian satisfaction;

•	leverage our wireless connectivity and data management systems, including cloud-based tools;

•	support payer evaluation of diagnostic tests and establishment of favorable reimbursement rates;

•	provide clinicians with validated studies that encompass the clinical efficacy and economic efficiency of our diagnostic tests for the professional market;

•	pursue potential acquisitions and create strong global alliances to support our efforts to achieve leadership in key markets and expand our presence in emerging markets;

•	further refine our manufacturing efficiencies and productivity improvements to increase profit; and

•	focus on innovative products and markets and leverage our core competency in new product development.
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
Decentralized POC market
POC testing for certain diseases has become an accepted adjunct to central laboratory and self-testing. The professional POC market is comprised of two general segments: decentralized testing in non-institutional settings, such as physicians’ offices and institutional settings, such as hospitals (e.g., emergency rooms and bedside).

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
QuickVue. QuickVue is the brand name for our rapid, visually-read, lateral flow immunoassay products. We have been a leader in the development and production of high-quality lateral flow diagnostics since the early 1990s and offer a broad portfolio of products to diagnose a wide variety of infectious diseases and medical conditions.
InflammaDry and AdenoPlus. The InflammaDry and AdenoPlus products are rapid, lateral-flow based, POC products for the detection of infectious and inflammatory diseases and conditions of the eye. InflammaDry is a test that detects elevated levels of MMP-9, a key inflammatory marker for dry eye. AdenoPlus is a test that differentiates between a viral and bacterial infection of acute conjunctivitis (pink eye). Both products utilize innovative patented technology, are CE marked, United States Food and Drug Administration (“FDA”)-cleared and CLIA-waived.
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
In addition to the cardiovascular menu, we offer urine-specific screening tests for the detection of drug and/or the urinary metabolites for multiple drug classes, including our new Triage TOX Drug Screen.

Specialized Diagnostic Solutions
Virology. We provide a wide variety of traditional cell lines, specimen collection devices, media and controls for use in laboratories that culture and test for many human viruses, including, among others, respiratory and herpes family viruses. We provide cell-based products under the FreshCells brand in multiple formats, including tubes, shell vials and multi-well plates. Our Virology product category includes the FDA-cleared bioassay, Thyretain, which is used for the differential diagnosis of an autoimmune disease called Graves’ Disease.
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
Lyra. Our open system molecular assays run on several thermocyclers currently on the market. Lyra Molecular Real-Time Polymerase Chain Reaction (“PCR”) assays provide important benefits to the customer, including, among others, room temperature storage, reduced process time, and ready-to-use reagent configurations. These include several assays as noted in our medical and wellness categories discussion below.
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
Streptococci. We offer a number of products designed to detect Streptococcal infections utilizing fluorescent immunoassay, lateral flow and molecular technologies. Our Sofia Strep A and Strep A+ fluorescent immunoassays, used in conjunction with our Sofia and Sofia 2 analyzers, and our QuickVue Strep A tests are intended for the rapid, qualitative detection of Group A Streptococcal antigen from throat swabs or confirmation of presumptive Group A Streptococcal colonies recovered from culture. Our Solana Strep Complete and Solana Group A Strep Assays allow for the rapid, qualitative detection of Group A and pyogenic Group C/G Strep, respectively, utilizing our molecular HDA technology. In addition, our Lyra Direct

Strep Assay is a multiplex real-time PCR assay that detects and differentiates between pyogenic Group A and pyogenic C or G Streptococcal throat infections.
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
Herpes and Herpes Family. We offer several products designed to detect various herpes simplex virus (“HSV”) and herpes family viruses utilizing molecular and cell culture technologies. We offer our Solana HSV-1+2/VZV Assay, used in conjunction with our Solana instrument, for the detection of HSV type 1, HSV type 2, and varicella-zoster virus (“VZV”). We also offer our Lyra Direct HSV 1+2/VZV and AmpliVue HSV 1+2 assays. In addition, our proprietary engineered cell culture system, ELVIS HSV, is an FDA cleared and highly sensitive system for the isolation and detection of HSV types 1 and 2. We also provide a multiplex cell culture solution using a propriety cell platform called H&V-MixTM that is used to isolate HSV, VZV and Cytomegalovirus, all in the herpes family of viruses. Antibody detection and identification of each of these viruses can be performed with FDA-cleared antibody products provided under the D3 DFA brand. HSV is a widespread sexually transmitted infection. VZV is a DNA virus of the family Herpesviridae; infection results in chickenpox (varicella) and may lead to complications such as pneumonia and may reactivate later in life to produce shingles.
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

Cardiology
The cardiology diagnostic market includes the markets for heart failure diagnostics, coronary artery disease risk assessment, coagulation testing and acute coronary syndrome. Our 2017 acquisition of the Triage and BNP Businesses have positioned us to become a leader in this market. The Triage system consists of a portable fluorometer that interprets consumable test devices for cardiovascular conditions, as well as the detection of drugs of abuse. The Triage cardiovascular tests include the following:
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
Gastrointestinal Diseases
Clostridium difficile. In 2017, we received FDA clearance of our Solana C. difficile Assay, used in conjunction with our Solana instrument, for the direct, qualitative detection of the Clostridium difficile DNA in unformed stool specimens of patients suspected of having Clostridium difficile-infection (CDI). In addition, we sell our Lyra Direct C. difficile Assay, a qualitative, multiplexed real-time PCR test for the detection of Clostridium difficile Toxin A or Toxin B genes approved for use on a variety of real-time PCR instruments, and our AmpliVue C. difficile Assay, which uses our HDA technology, for the detection of the Clostridium difficile Toxin A gene. Clostridium difficile can be a life-threatening bacterial infection, especially for the elderly and patients on a prolonged antibiotic regimen.
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
Toxicology
The toxicology testing market includes testing for substance use, misuse and abuse, including testing in connection with pain management and opioid cessation therapy. The ability to rapidly identify the impact of drug use on a patient’s clinical presentation as well as securely monitor a patient’s therapy compliance is critical to the substance abuse testing market. Our Triage TOX Drug Screen provides qualitative results for the determination of the presence of drug and/or the major metabolites in urine including assays for acetaminophen/paracetamol, amphetamines, methamphetamines, barbiturates, benzodiazepines, cocaine, methadone, opiates, phencyclidine, THC and tricyclic antidepressants. In addition, in 2019, we launched our new Triage TOX Drug Screen, which uses distinct immunoassays for the simultaneous detection of drug and/or the urinary metabolites for multiple drug classes.
Seasonality
Sales of our influenza products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and typically have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our influenza products have varied from year to year based in large part on the severity, length and timing of the onset of the cold and flu season. For the years ended December 31, 2019, 2018 and 2017, sales of our influenza products accounted for 26%, 24% and 39%, respectively, of total revenue. This percentage decreased in 2018 in part as a result of the late 2017 acquisition of the Triage and BNP Businesses.
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
Research and development expenses were approximately $52.6 million, $51.6 million, and $33.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. We anticipate that we will continue to devote a significant amount of financial resources to product and technology research and development in the foreseeable future.
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
We have expanded the size of our North America sales force in the past few years. As of December 31, 2019, we employed approximately 100 sales representatives in North America. This sales force works closely with our key distributors to drive market penetration of our products in the POC market.
The sales, distribution and service of our cell culture tests are controlled primarily by us. Laboratory end-users in hospitals and clinical reference laboratories using these diagnostic tests are reached through our own direct sales force and technical support services that have specialized training and understanding of the product portfolio.

We sell products globally and market and distribute products in a variety of ways, including a mix of direct and distribution strategies worldwide. In Europe, we currently employ more than 70 employees to support sales and marketing activities in key countries, such as Germany and Italy. In addition, we have created a shared service center in Galway, Ireland to support general and administrative, technical support and customer service functions in Europe. In Asia, we currently employ approximately 50 employees in China and approximately 20 employees in India, primarily to support sales and marketing efforts for the Triage and BNP Businesses and to grow our core immunoassay and cell culture businesses. In addition, we have created a shared service center in Shanghai, China to support general and administrative and technical support and customer service functions in China.
We derive a significant portion of our total revenue from a few distributors. Three of our distributors, which are considered to be among the market leaders, collectively accounted for approximately 46%, 44% and 54% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 9 in the Consolidated Financial Statements included in this Annual Report.
Manufacturing
We have three primary manufacturing sites. Two are in San Diego, California and one is located in Athens, Ohio.
Our McKellar Court Lateral Flow manufacturing facility is located in San Diego, and consists of laboratories devoted to tissue culture, cell culture, protein purification and immunochemistry. Production areas are dedicated to manufacturing and assembly. In the manufacturing process, biological and chemical supplies and equipment are used. We have invested in a high degree of automated inspection, assembly and testing. Since 2000, this facility has operated under a Quality Management System certified to International Organization for Standardization (“ISO”) standard. The facility is certified to ISO 13485:2016 and Medical Device Single Audit Program (“MDSAP”). Many of the immunoassay products manufactured in this San Diego facility are packaged and shipped by a local third party.
Our Athens facility consists of a variety of laboratories, cleans room and customized filling and packaging areas to support manufacturing of all products under Good Manufacturing Practice (GMP) conditions. These areas support the manufacturing of our molecular nucleic acid amplification products, our living tissue culture and antibody- based products, as well as our enzyme linked immunosorbent assays. We use a wide variety of biological and chemical supplies in our manufacturing processes. We also utilize specialized equipment for the lyophilization of reagents, cell culture growth, protein purification and a variety of automation for dispensing of antibodies, reagents and solutions. The facility is certified to ISO 13485:2016 and MDSAP. Packaging and shipping logistics are handled at the facility.
Our Summers Ridge, San Diego facility consists of laboratories that are involved in mammalian cell culture, bacterial fermentation, protein purification and modification, as well as other techniques involved in immunoassay reagent manufacturing. These reagents are used in the manufacture of devices made at the site and are also supplied to a third party as key active ingredients for our BNP product that is run on the Beckman Coulter Immunoassay Systems. In addition, this site has production areas dedicated to creating and processing plastic components that are subsequently transformed into finished devices (Cardiac and Drugs of Abuse products) using customized manufacturing equipment, including specialized automation. This facility is certified to EN ISO 13485:2016 (MDSAP certification pending) medical device standards. Most of the products are packaged and subsequently distributed out of the facility.
We seek to conduct our manufacturing in compliance with regulations that comply to U.S., Australia, Brazil, Canada, Japan, Europe, South Korea and other countries Quality Management System (“QSR”) requirements. Our manufacturing facilities have passed routine regulatory inspections confirming compliance with the QSR regulatory requirements. Our facilities are registered with various regulatory bodies including the FDA and the Department of Health Services of the State of California for our San Diego facilities.
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
Prior to commercialization in the U.S. market, manufacturers of diagnostic assays like our products must obtain FDA clearance through a premarket notification or premarket approval process, which can be lengthy, expensive and uncertain. The FDA has been requiring more rigorous demonstration of product performance as part of the 510(k) process, including submission of extensive clinical data. It generally takes from three months to one year to obtain clearance but may take longer. A premarket approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests and reference laboratory studies. In addition, modifications or enhancements for existing products that could significantly affect safety, effectiveness or constitute a major change in the intended use of the device, will require new submissions to the FDA.
CLIA regulates laboratory testing and require clinical laboratories to be certified by their state as well as the Center for Medicare and Medicaid Services (CMS) before diagnostic testing can be conducted. Labs using our assays must obtain a CLIA certificate. Waived testing is designated by CLIA as simple testing that carries a low risk for an incorrect result. The CLIA waived designation is critical for most of our products that are intended for POC settings. The FDA’s current guidance entitled “Guidance for Industry and FDA Staff: Recommendations for Clinical Laboratory Improvement Amendments of 1988 CLIA Waiver Applications for Manufacturers of In Vitro Diagnostic Devices” sets forth requirements for obtaining a CLIA waiver that are onerous and have increased the time and cost required to obtain a CLIA waiver.
Any devices we manufacture or distribute pursuant to FDA clearance or approvals are subject to continuing regulation by the FDA and certain state agencies, including adherence to QSR relating to testing, control, documentation and other quality assurance requirements. We must also comply with Medical Device Reporting requirements mandating reporting to the FDA of any incident in which a device may have caused or contributed to a death or serious injury, or in which a device malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.
Regulation Outside of the United States
For marketing outside the U.S., we are subject to foreign regulatory requirements governing human clinical testing and marketing approval for our products. These requirements vary by jurisdiction, differ from those in the U.S., and may require us to perform additional or different preclinical or clinical testing regardless of whether we have obtained FDA clearance or approval. The amount of time required to obtain necessary approvals may be longer or shorter than that required for FDA clearance or approval. In many foreign countries, pricing and reimbursement approvals are also required.
Our initial focus for obtaining marketing approval outside the U.S. is typically the European Union (the “EU”), Japan, China, Brazil, Australia and Canada. EU regulations and directives generally classify healthcare products either as medicinal products, medical devices or in vitro diagnostics. The CE Mark certification for the EU requires us to receive certification for the manufacture of our products from ISO. This certification comes only after the development of an all-inclusive quality system, which is reviewed for compliance with ISO standards by a notified body accredited by an EU member state. After certification is received, a technical file is developed which attests to the product’s compliance to Regulation Directive 98/79/EC for in vitro diagnostic medical devices. Only after this point is the product CE marked.
Chinese regulations require registration of diagnostic products with China’s National Medical Products Administration (NMPA, formerly CFDA). Additional clinical trials in China are typically required for registration purposes. ISO certification is included in applications for registration to NMPA. Japanese regulations require registration of in vitro diagnostic products with the Japanese Ministry of Health, Labor and Welfare. For products marketed in Canada, registration is required with Health Canada. For products marketed in Australia, registration is required with the Therapeutic Goods Administration. In vitro diagnostics in Brazil are regulated by the Agencia Nacional de Vigilancia Sanitaria (ANVISA). For our products marketed in Canada, Japan, Brazil, Australia and the United States, the MDSAP is a single regulatory audit of our quality management system that satisfies the requirements of all five of these jurisdictions.

Intellectual Property
The healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for commercially relevant technologies, devices, products and processes. We and other companies engaged in research and development of new diagnostic products actively pursue patents for technologies that are considered novel and patentable. However, important factors, many of which are not within our control, can affect whether and to what extent patent protection in the U.S. and in other important markets worldwide is obtained. By way of example, the speed, accuracy and consistency in application of the law in a patent office within any particular jurisdiction is beyond our control and can be unpredictable. The resolution of issues such as these and their effect upon our long-term success is likewise indeterminable. We have issued patents, both in the U.S. and internationally, with expiration dates ranging from the present through approximately 2037 and have patent applications pending throughout the world.
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
Many of our current and prospective commercial competitors, including several large pharmaceutical and diversified healthcare companies, have substantially greater financial, marketing and other resources than we have. These competitors include, among others, Abbott Laboratories, Beckman Coulter Primary Care Diagnostics, Thermo Fisher Scientific, Becton Dickinson and Company, Meridian Bioscience, Inc., and Danaher Corporation. We also face competition from our distributors since some have created, and others may decide to create, their own products to compete with ours. Competition may also exist with large, medium and small development companies whose portfolio and technologies are dedicated to the development of diagnostic solutions in areas in which we currently have relevant market share.
Human Resources
As of December 31, 2019, we had approximately 1,250 employees, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Information about our Executive Officers
The names, ages and positions of all executive officers are listed below, followed by a brief account of their business experience. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.
Douglas C. Bryant, 62, was named President, Chief Executive Officer and a member of the Board of Directors in 2009. Prior to joining us, Mr. Bryant served as Executive Vice President and Chief Operating Officer at Luminex Corporation, managing its Bioscience Group, Luminex Molecular Diagnostics (Toronto), manufacturing, R&D, technical operations, and commercial operations. From 1983 to 2007, Mr. Bryant held various worldwide commercial operations positions with Abbott Laboratories including, among others: Vice President of Abbott Vascular for Asia/Japan, Vice President of Abbott Molecular Global Commercial Operations and Vice President of Abbott Diagnostics Global Commercial Operations. Earlier in his career with Abbott, Mr. Bryant was Vice President of Diagnostic Operations in Europe, the Middle East and Africa, and Vice President of Diagnostic Operations Asia Pacific. Mr. Bryant has over 30 years of industry experience in sales and marketing, product development, manufacturing and service and support in both the diagnostics and life sciences markets. Mr. Bryant holds a B.A. in Economics from the University of California at Davis.
Randall J. Steward, 65, became our Chief Financial Officer in October 2011. Prior to joining us, Mr. Steward served as the Chief Financial Officer for Navilyst Medical, Inc., a medical device company based in Massachusetts. From 2008 to January 2011, Mr. Steward served as Chief Operating Officer for SeQual Technologies, Inc., a San Diego-based medical device company, where he was responsible for all aspects of engineering, manufacturing, finance, and information systems. Prior to SeQual Technologies, Mr. Steward spent 11 years with Spectrum Brands as Executive Vice President and Chief Financial Officer. Mr. Steward holds a B.B.A. in Accounting from Southern Methodist University. He is also a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.
Michael D. Abney, Jr., 56, became our Senior Vice President, Distribution in January 2015. Prior to joining us, he served as Vice President, Channel and Distribution for ConvaTec from 2013 to 2014 and held a number of positions at PSS World Medical, Inc. from 1989 to 2013, including most recently as Vice President, Supplier Management. Mr. Abney received his B.A. degree in Finance from the University of Florida in 1989.
Ratan S. Borkar, 46, became our Senior Vice President, International Commercial Operations in October 2017. He joined Quidel in May 2009 as Vice President, Business Development. In February 2012, Mr. Borkar moved into the role of VP, International Commercial Operations. Prior to Quidel, Mr. Borkar had a career in Investment Banking, where he most recently worked at J.P. Morgan as Vice President in the Healthcare Investment Banking Group, advising companies in the diagnostics, life sciences and clinical research areas. Mr. Borkar started his career at KPMG and is a Chartered Accountant. Mr. Borkar has an MBA from the University of Michigan’s Ross School of Business, where he was an Alan Gelband Scholar. Mr. Borkar received his Bachelor of Commerce from the University of Mumbai.
Robert J. Bujarski, J.D., 51, became our Senior Vice President, North America Commercial Operations in July 2019. Mr. Bujarski also continues to serve as our General Counsel and recently served as our Senior Vice President, Business Development from August 2009 through July 2019 and as Corporate Secretary until February 2019. Mr. Bujarski also previously served as our Senior Vice President, General Counsel and Corporate Secretary through August 2009 and joined Quidel in 2005 as our General Counsel and Vice President. Mr. Bujarski was an associate attorney with the law firm of Gibson, Dunn & Crutcher LLP in its transactions practice group from October 2001 to July 2005. Mr. Bujarski received his B.A. degree in 1991 and his law degree in 2001 from the University of Arizona.
Karen C. Gibson, 58, became our Senior Vice President, Information Systems and Business Transformation in February 2019. She joined Quidel in April 2015 as Vice President, Information Systems and in 2017 took on additional responsibilities as the Integration Lead for the integration of the Triage and BNP Businesses. Prior to Quidel, Ms. Gibson was an independent executive consultant for approximately three years and previously held a variety of senior positions within the life sciences industry. She held the role of Senior Vice President and Chief Information Officer for McKesson’s Specialty Health division. She also served as Senior Vice President and Chief Information Officer for Life Technologies, and as Vice President and Chief Information Officer for General Electric’s Healthcare IT business unit. Ms. Gibson has an MBA from Ohio University, and B.S. in Computer Technology from Purdue University.
Werner Kroll, Ph.D., 63, became our Senior Vice President, R&D in May 2014. Prior to joining us, Dr. Kroll was Vice President and Global Head Research and Innovation for Novartis Molecular since 2009. Prior to holding that position, he held a variety of senior positions from 2005 to 2009 at Novartis. Dr. Kroll has also held senior positions at Bayer from 1991 to 2005. Dr. Kroll received his Ph.D. and a Diploma in Chemistry from the University of Marburg.
Edward K. Russell, 52, became our Senior Vice President, Business Development in July 2019. Mr. Russell joined the Company in October 2015 as Senior Vice President, Global Commercial Operations and subsequently became our Senior Vice

President, North America Commercial Operations. Prior to joining the Company, Mr. Russell was employed by Thermo Fisher Scientific, a life sciences company based in Massachusetts, and its predecessor company Life Technologies for ten years. Mr. Russell served in various leadership roles from 2005 through 2015, including North America Commercial Leader of the BioSciences Division, General Manager of Life Technologies’ Global Services & Support Division, and President of Life Technologies Japan. Prior to joining Life Technologies in 2005, Mr. Russell held various leadership positions at FedEx Kinko’s, ExxonMobil and Toyota/Lexus. Mr. Russell started his career as an officer in the U.S. Coast Guard. Mr. Russell holds a B.S. in Civil Engineering from the U.S. Coast Guard Academy and an MBA from The Wharton School, University of Pennsylvania.

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
We expect to incur significant operating expenses as a result of continued investment in sales and marketing activities, manufacturing scale-up and new product development associated with our efforts to accomplish our business strategies discussed in “Business - Business Strategy” in Part I of this Annual Report. No assurance can be given that we will be successful in implementing our operational, growth and other strategic efforts. In addition, the funds for our strategic development projects have in the past come primarily from our business operations, borrowings under available lines of credit and the sale of equity and debt securities. If our business slows and we become less profitable, and as a result we have less resources available to fund research and development, we may have to reduce or eliminate programs. Similarly, if adequate financial, personnel, equipment or other resources are not available, we may be required to delay or scale back our strategic efforts.
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
Although we continue to diversify our products, a significant percentage of our total revenues still continue to come from a limited number of our product families. In particular, revenues from the sale of our influenza tests represent a significant portion of our total revenues and are expected to remain so for at least the near future. In addition, the gross margins derived from sales of our influenza tests are significantly higher than the gross margins from many of our other core products. As a result, if sales or revenues of our influenza tests decline for any reason whether as a result of a mild flu season, market share loss or price pressure, obsolescence, regulatory matters or any other reason our operating results would be materially and adversely affected on a disproportionate basis. For the years ended December 31, 2019, 2018 and 2017, sales of our influenza products accounted for 26%, 24%, and 39% respectively, of total revenue.
We rely on a limited number of key distributors that account for a significant portion of our total revenue. The loss of any key distributor or an unsuccessful effort by us to directly distribute our products could lead to reduced sales.
Although we have many distributor relationships in the U.S., the market is dominated by a small number of these distributors. Three of our distributors, which are considered to be among the market leaders, collectively accounted (each individually in excess of 10%) for approximately 46%, 44%, and 54% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, we rely on a few key distributors for a majority of our international sales and expect to continue to do so for the foreseeable future. The loss or termination of our relationship with any of these key distributors could significantly disrupt our business unless suitable alternatives are timely found or lost sales to a distributor are absorbed by another distributor. Finding a suitable alternative to a lost or terminated distributor may pose challenges in our industry’s competitive environment, and another suitable distributor may not be found on satisfactory terms, if at all. For instance, some distributors already have exclusive arrangements with our competitors, and others do not have the same level of penetration into our target markets as our existing distributors. If total revenue from these or any of our other significant distributors were to decrease in any material amount in the future or we are not successful in timely transitioning business from a lost or terminated distributor to one or more new distributors, our business, operating results and financial condition could be materially and adversely affected.
We are subject to, and may in the future become subject to, claims and litigation that could result in significant expenses and could ultimately result in an unfavorable outcome for us.
From time to time, we are involved in litigation and other proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to our business. Litigation related to our company, our business, and our operations or financial performance may also involve customers, competitors, suppliers, patients, shareholders, governmental authorities or other third parties. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in significant settlement amounts, monetary damages, fines or injunctive relief that could affect our financial condition or results of operations. Even if lawsuits do not result in an unfavorable outcome, the costs of defending or prosecuting such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert management’s attention from the operation of our business, which could adversely affect our business and results of operations.
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
Even if licenses to intellectual property rights are available, they can be costly. We have entered into various licensing agreements, which largely require payments based on specified product sales and/or the achievement of specific milestones. Royalty and license expenses under these arrangements collectively totaled $1.1 million, $0.4 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Seasonal fluctuations in our operating results could limit the cash we have available for research and development and other operating needs. As a result, we may need to seek to raise funds through the issuance of public or private debt or the sale of equity to achieve our business strategy. In addition, we may need debt or equity financing to complete acquisitions. If we raise funds or acquire other technologies or businesses through issuance of equity, this could dilute the interests of our stockholders. Moreover, the availability of additional capital, whether debt or equity from private capital sources (including banks) or the public capital markets, fluctuates as our financial condition and industry or market conditions in general change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources on favorable terms, if at all. We can give no assurance as to the terms or availability of additional capital.
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
In addition, even after we obtain necessary clearances or approvals to market our products, the FDA and other regulatory agencies may require post-market testing and additional surveillance to monitor the performance and use of approved products or may place conditions on any product approvals that could restrict the commercial applications of those products. Our results of operations would be negatively affected by failures or delays in the receipt of regulatory approvals or clearances, changes in laws and regulations, the loss of previously received approvals or clearances or the placement of limits on the manufacture, marketing and use of our products. For example, prior to our acquisition of the Triage Business, the Summers Ridge, San Diego manufacturing facility was subject to a 2012 FDA inspection that resulted in an FDA warning letter and recalls of certain Triage products and revised release specifications for certain Triage meter-based products, which will not be formally closed-out with the FDA until after a future inspection. We cannot assure you that the government will find efforts to resolve the FDA warning letter to be satisfactory. We cannot predict whether other governments’ regulatory authorities will require additional remedial or corrective actions in the future, and the issues arising out of the FDA inspection may be expanded to cover other matters.
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
Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include modifications to existing legislation, such as U.S. tax policy, or entirely new legislation. It is unclear whether and to what extent, if at all, other anticipated developments, including changes due to governmental administrative priorities, or changes resulting from healthcare reform, such as a change in the number of people with health insurance, may impact us.
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
Our research and development and manufacturing activities involve the controlled use of hazardous materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. These regulations include federal statutes commonly known as CERCLA, RCRA and the Clean Water Act. Compliance with these laws and regulations is already expensive. If any governmental authorities impose new regulations requiring compliance in addition to that required by existing regulations, or alter their interpretation of the requirements of such existing regulations, such regulations could impair our research, development or production efforts by imposing additional, and possibly substantial, costs, restrictions or compliance procedures on our business or operations. In addition, because of the nature of the penalties provided for in some of these regulations, we could be required to pay sizable fines, penalties or damages in the event of noncompliance with laws. Any violation or remediation requirement could also partially or completely shut down our research and manufacturing facilities and operations, which would have a material adverse effect on our business. The risk of accidental contamination or injury from these hazardous materials cannot be completely eliminated and exposure of individuals to these materials could result in substantial fines, penalties or damages that are not covered by insurance.
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
Our business involves an inherent risk of product liability claims. Our product development and production processes are complex and could expose our products to claims of defectiveness. Alleged manufacturing and design defects could lead to recalls (either voluntary or required by the FDA or other government authorities) and could result in the removal of one or more of our products from the market. Similarly, a defect in one of our diagnostic products could lead to a false positive or false negative result, affecting the eventual diagnosis or treatment of a patient. Any such defects may require the payment of significant amounts in damages in connection with lawsuits. A defect or claim of a defect in the design or manufacture of our products could also have a material adverse effect on our reputation in the industry. Moreover, any product liability or other claim brought against us, regardless of merit, could be costly to defend.
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
We utilize complex information technology systems to support our business and process, transmit, and store information, including sensitive personal information and proprietary or confidential information. We cannot be sure that our systems will meet our future business needs or that necessary upgrades will operate as designed, which could result in excessive costs or disruptions in portions of our business. In particular, any disruptions, delays or deficiencies caused by our enterprise resource planning system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Moreover, despite network security and back-up measures, our servers are potentially vulnerable to physical or electronic break-ins, ransomware attacks, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, could result in a material disruption in our operations.

Our ability to protect our information systems and electronic transmissions of sensitive data from data corruption, cyber-based attacks, security breaches or privacy violations is critical to the success of our business.
Although we invest in security technology designed to protect our data against data security breaches and cyber-attacks, and we have implemented solutions, processes and procedures to help mitigate these risks at various locations, such as encryption, virus protection, security firewalls, employee education and training and information security and privacy policies, our information technology and infrastructure are subject to attacks or misappropriation by hackers and may be breached due to inadequacy or ineffectiveness of the protective measures undertaken, employee errors or omissions, malfeasance or other disruptions. A security breach or privacy violation that leads to disclosure of consumer, customer, supplier, partner or employee information (including personally identifiable information or protected health information) could harm our reputation, compel us to comply with disparate state and foreign breach notification laws and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.
Despite our efforts to protect against cyber-attacks and security breaches, hackers and other cyber criminals are using increasingly sophisticated and constantly evolving techniques, and we may need to expend substantial additional resources to continue to protect against potential security breaches or to remediate problems caused by such attacks or any breach of our safeguards. In addition, a data security breach or ransomware attack could distract management or other key personnel from performing their primary operational duties.
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
Our products are sold internationally, with the majority of our international sales to our customers in Europe and Asia-Pacific. We currently sell and market our products through direct sales, distributor organizations and sales agents. Sales to foreign customers accounted for 33%, 32% and 18% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Our international operations are subject to inherent economic, political and regulatory risks, which could impact our financial performance, cause interruptions in our current business operations and impede our international growth. These foreign risks include, among others:

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

•
social, political and economic instability in some of the regions where we currently sell our products or that we may expand into in the future, including as a result of acts of terrorism, health pandemics, natural disasters and disruptions in global transportation;

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
During the year ended December 31, 2019, we generated approximately $113.8 million in revenue denominated in currencies other than the U.S. dollar. The major currencies to which our revenues are exposed are the Euro and the Chinese Yuan. Continued change in the values of the Euro, the Chinese Yuan, and other foreign currencies could have a negative impact on our business, financial condition and results of operations.
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
Other risks associated with acquiring other technologies or businesses, include:

•	inability to obtain financing for acquisitions on satisfactory terms, or at all;

•
difficulties transitioning and integrating the operations of companies or technologies that we acquire with our own operations, including difficulties integrating personnel, information systems, and internal control systems;

•	diversion of the attention of management and key personnel from our core business and other potential beneficial opportunities;

•	adverse effects on our existing business relationships;

•	potential loss of management and other key employees of the acquired businesses and inability to attract new employees;

•	potential litigation arising from the acquired business’s operations;

•	potential contractual, regulatory, compliance, intellectual property or employment issues;

•	increased exposure to international operations and sales, including fluctuations in foreign currency; and other economic, political and regulatory risks;

•	write-downs of goodwill, intangible assets or other assets associated with the acquisitions; and

•	we may not realize our anticipated benefits and cost savings within our expected time frame, or at all, or may experience unexpected costs and expenditures.
We can give no assurance that we will be able to successfully identify, complete and integrate strategic acquisitions. Should we encounter difficulties in managing these tasks and risks, our growth strategy may suffer and our revenue, profitability and financial condition could be adversely affected.
Our acquisition of Alere’s Triage® and BNP Businesses presents certain risks to our business and operations
On October 6, 2017, we acquired the Triage and BNP Businesses from Alere. Although the transition and integration process is substantially the complete, the acquisition of these businesses, and the transition and integration process related thereto, present certain risks to our business and operations, including, among other things, risks that:

•	we may experience business interruptions during and after the transition and integration process

•	we may not realize the anticipated benefits of the acquisitions, including those anticipated to arise from making product and process improvements and developing new products;

•	we may incur substantial unexpected integration or transition related costs;

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

•
we may be subject to claims, litigation, other legal proceedings and liabilities and damages in connection with the businesses and assets acquired in the acquisition, which may not be covered in full, if at all, by the indemnification provisions provided for in the acquisition agreements, and even if indemnified, may be disruptive to our business;

•
in certain international markets, the marketing authorizations to sell the acquired products are being held by Alere post-closing until the authorizations can be transferred to us or new ones issued through the applicable regulatory process, and such markets have additional risks, including:

◦
we may not timely receive such authorizations, if at all, or may encounter unexpected difficulties and costs in receiving the authorizations or required regulatory approvals or clearances relating to the acquired businesses, or may lose previously received regulatory approvals or clearances; and

◦	Alere may be unable or unwilling to satisfy its performance obligations under these arrangements.
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

Risk Factors Related to our Indebtedness and Other Obligations
Our debt, deferred and contingent payment obligations could materially adversely affect our financial condition and results of operations.
We have outstanding indebtedness under Convertible Senior Notes and have a $175.0 million Revolving Credit Facility as described in Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, and may incur other indebtedness from time to time. We also have significant deferred and contingent payment obligations for the BNP Business acquisition as described in Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
The degree to which we are leveraged and are subject to deferred and contingent payment obligations could have important consequences to our business and operating results, including:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes may be impaired;

•
a significant portion of our cash flow from operating activities must be dedicated to the payment of our deferred and contingent payment obligations, which reduces the funds available to us for our operations and may limit our ability to engage in acts that may be in our long-term best interests;

•
our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and other restrictive covenants, and our failure to comply with them may result in an event of default, which, if not cured or waived, could have a material adverse effect on us;

•
our level of indebtedness and deferred and contingent payment obligations may increase our vulnerability to, and reduce our flexibility to respond to, general economic downturns and adverse industry and business conditions;

•	to the extent the debt we incur requires collateral to secure such indebtedness, our assets could be at risk and our flexibility related to such assets could be limited

•	our debt service and deferred and contingent payment obligations could limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	any borrowings under our Revolving Credit Facility will be at variable rates of interest, which may result in higher interest expense in the event of market interest rates.
We may not be able to generate sufficient cash flow to meet our debt service and deferred and contingent payment obligations, and any inability to repay our debt when due would have a material adverse effect on our business, financial condition and results of operations.
Our ability to generate sufficient cash flow from operating activities to make scheduled or other required payments on our debt obligations, deferred and contingent payment obligations and maintain a desired level of capital expenditures depends on our future performance, which is subject to economic, financial, competitive and other factors, many of which are beyond our control. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to undertake these activities may also be restricted by the terms of our various debt instruments then in effect. In addition, our ability to refinance our indebtedness or issue additional equity capital will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Any such default on our debt obligations could materially adversely affect our business, financial condition and results of operations.
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
We may need to seek additional capital. If this additional financing is obtained through the issuance of equity securities, debt convertible into equity or options or warrants to acquire equity securities, our existing stockholders could experience dilution upon the issuance, conversion or exercise of such securities. In addition, a substantial number of shares of our common stock is reserved for issuance upon the conversion of our Convertible Senior Notes, exercise of stock options and vesting of other equity awards.
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
The stock market can experience significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In particular, the market price of securities of smaller medical device companies, like ours, has been very unpredictable and may vary in response to:

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At December 31, 2019, we occupied the indicated square footage in the leased and owned facilities described below:

Location	Status		Lease term	Square Footage	Primary Use
San Diego, CA (Summers Ridge)	Leased	(1)	2033 - options to extend for two additional 5-year periods	246,000	Administrative offices, sales and marketing, research and development and manufacturing (principal executive offices)
San Diego, CA (McKellar)	Leased		2020 - options to extend for three additional 5-year periods	78,000	Administrative offices, research and development and manufacturing
San Diego, CA (High Bluff)	Leased		2022 - options to extend for two additional 5-year periods	30,000	This facility was vacated in 2019 and sublet to a third party in 2020.
Athens, OH	Leased		2022 - option to extend for one additional 5-year period	94,000	Administrative offices, sales and marketing, research and development and manufacturing
Beverly, MA	Leased		2023 - option to extend for one additional 3-year period	9,700	Administrative offices, research and development and manufacturing
Shanghai, China	Leased		2021 - option to extend for one additional 2-year period	8,500	Administrative offices, sales and marketing
Galway, Ireland	Leased		2028	3,900	Administrative offices, sales and marketing

(1)
The Summers Ridge lease is subject to certain must-take provisions related to one additional building, consisting of approximately 71,000 square feet. See Note 8 in the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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
As of February 7, 2020, we had approximately 315 common stockholders of record and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended December 31, 2019:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
September 30, 2019 - October 27, 2019	8,384	$57.72	—	$50,000,000
October 28, 2019 - November 24, 2019	3,253	62.91	—	50,000,000
November 25, 2019 - December 29, 2019	252,342	65.82	—	50,000,000
Total	263,979	$65.53	—	$50,000,000
(1) Includes shares surrendered, if any, to the Company to satisfy the payment of minimum tax withholding obligations and/or option exercise price obligations in connection with stock swap option exercise transactions.
(2) On December 12, 2018, the Board of Directors authorized a stock repurchase program, pursuant to which up to $50.0 million of the Company’s shares of common stock may be purchased through December 12, 2020. The Company announced the stock repurchase program on December 18, 2018.

STOCKHOLDER RETURN PERFORMANCE GRAPH
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index, Nasdaq Health Care Index, and Nasdaq US Benchmark Medical Supplies Index for the period beginning December 31, 2014 and ending December 31, 2019. The graph assumes (i) an initial investment of $100 on December 31, 2014 in our common stock, the Nasdaq Composite Index, the Nasdaq US Benchmark Medical Supplies Index, and the Nasdaq Health Care Index and (ii) reinvestment of dividends. The stock price performance of our common stock depicted in the graph represents past performance only and is not necessarily indicative of future performance.
COMPARISON OF 5 YEAR TOTAL CUMULATIVE RETURN
Among Quidel Corporation, the NASDAQ Composite, NASDAQ US Benchmark Medical Supplies and NASDAQ Health Care Indices

	Base Period
Company/Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Quidel Corporation	$100.00	$73.31	$74.07	$149.90	$168.81	$259.44
NASDAQ Composite	$100.00	$105.73	$113.66	$145.76	$140.10	$189.45
NASDAQ US Benchmark Medical Supplies	$100.00	$109.57	$123.86	$161.69	$153.18	$226.34
NASDAQ Health Care	$100.00	$106.86	$88.78	$107.70	$103.21	$129.87
Item 6. Selected Financial Data
The following table presents selected consolidated financial data of Quidel Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 in this Annual Report.

Consolidated Statements of Operations
	Year ended December 31,
	2019	2018	2017 (1)	2016 (1)	2015
		(in thousands, except per share data)
Total revenues	$534,890	$522,285	$277,743	$191,603	$196,129
Cost of sales	214,085	206,572	121,601	79,872	78,029
Gross profit	320,805	315,713	156,142	111,731	118,100
Research and development	52,553	51,649	33,644	38,672	35,514
Sales and marketing	111,114	108,987	67,248	50,436	50,401
General and administrative	52,755	44,951	29,192	26,351	27,057
Acquisition and integration costs	11,667	14,197	16,506	711	2,390
Total operating expenses	228,089	219,784	146,590	116,170	115,362
Operating income (loss)	92,716	95,929	9,552	(4,439)	2,738
Other expense, net
Interest expense, net	(14,790)	(24,283)	(17,588)	(12,181)	(12,035)
Loss on extinguishment of debt	(748)	(8,262)	—	421	—
Total other expense, net	(15,538)	(32,545)	(17,588)	(11,760)	(12,035)
Income (loss) before income taxes	77,178	63,384	(8,036)	(16,199)	(9,297)
Provision (Benefit) for income taxes	4,257	(10,799)	129	(2,391)	(3,218)
Net income (loss)	$72,921	$74,183	$(8,165)	$(13,808)	$(6,079)
Basic earnings (loss) per share	$1.78	$1.95	$(0.24)	$(0.42)	$(0.18)
Diluted earnings (loss) per share	$1.73	$1.86	$(0.24)	$(0.42)	$(0.18)
Shares used in basic per share calculation	40,860	37,995	33,734	32,708	34,104
Shares used in diluted per share calculation	43,111	42,554	33,734	32,708	34,104

Balance Sheet Data
	December 31,

	2019	2018	2017 (1)	2016 (1)	2015

		(in thousands)
Cash and cash equivalents	$52,775	$43,695	$36,086	$169,508	$191,471
Working capital	$96,336	$33,662	$202,881	$191,782	$209,834
Adjusted working capital (2)	$108,997	$88,041	$202,881	$191,782	$209,834
Total assets	$910,867	$806,371	$935,251	$388,250	$406,505
Long-term debt and lease obligation, net of current portions	$4,375	$56,865	$381,110	$148,319	$147,329
Stockholders’ equity	$559,820	$425,584	$227,104	$200,630	$218,676
Common shares outstanding	41,868	39,386	34,540	32,897	33,323

(1)	Includes the results of operations of the Immutopics, Inc., RPS Diagnostics and Triage and BNP Businesses, from dates of acquisition, March 18, 2016, May 16, 2017 and October 6, 2017, respectively.

(2)
Adjusted working capital as of December 31, 2019 and December 31, 2018 excludes the current portion of the Convertible Senior Notes of $12.7 million and $54.4 million, respectively, as such notes may be settled at the Company’s option in cash or a combination of cash and shares of common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. This discussion should be read in conjunction with “A Warning About Forward-Looking Statements” on page 3 and “Risk Factors” under Item 1A of this Annual Report. In addition, our discussion of the financial condition and results of operations of Quidel Corporation in this Item 7 should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report. Discussions of year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report can be found in our Annual Report for the year ended December 31, 2018.
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
For the year ended December 31, 2019, total revenue increased 2% to $534.9 million as compared to the year ended December 31, 2018. On a constant currency basis, 2019 revenue growth was 3%. For the years ended December 31, 2019, 2018 and 2017, sales of our influenza products accounted for 26%, 24%, and 39% respectively, of total revenue. Additionally, a significant portion of our total revenue is from a relatively small number of distributors. Approximately 46%, 44% and 54% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively, were related to sales through our three largest distributors.
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

•	developing a molecular diagnostics franchise that incorporates distinct testing platforms, including Solana® and Savanna®, that leverages our molecular assay development competencies; and

•	strengthening our position with distribution partners and our end-user customers to gain more emphasis on our products.

Our current initiatives to execute this strategy include the following:

•	provide products that can compete effectively in the healthcare market where cost and quality are important;

•	focus our research and development efforts on three areas:

•	new proprietary product platform development;

•	the creation of improved products and new products for existing markets and unmet clinical needs; and

•	pursuit of collaborations with, or acquisitions of, other companies for new and existing products and markets that advance our strategy to develop differentiated technologies and products;

•	leverage our international infrastructure and enhance our global footprint to support our international operations and future growth;

•	strengthen our market and brand leadership in current markets by acquiring and/or developing and introducing clinically superior diagnostic solutions;

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
Outlook
We anticipate continued revenue growth over the next year with a positive impact on gross margin and earnings. We expect continued and significant investment in research and development activities as we develop our next generation immunoassay and molecular platforms. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines, technologies and companies.

Results of Operations
Comparison of years ended December 31, 2019 and 2018

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. Fiscal years 2019 and 2018 were both 52 weeks.
Total Revenues
The following table compares total revenues for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	For the year ended December 31,		Increase (decrease)
	2019	2018	$	%
Rapid Immunoassay	$191,736	$183,160	$8,576	5%
Cardiac Immunoassay	266,505	266,524	(19)	0%
Specialized Diagnostic Solutions	54,933	53,243	1,690	3%
Molecular Diagnostic Solutions	21,716	19,358	2,358	12%
Total revenues	$534,890	$522,285	$12,605	2%
For the year ended December 31, 2019, total revenues increased 2% to $534.9 million. On a constant currency basis, 2019 revenue growth was 3%. The increase in total revenues was driven primarily by increases in Rapid Immunoassay revenues due to growth in respiratory products, bolstered by a strong start to the respiratory season in the last quarter of 2019. Molecular products were up 12% over prior year driven by continued revenue growth on the Solana platform. Growth otherwise experienced in the Cardiac Immunoassay products in constant currency was fully offset by an unfavorable impact from foreign currency fluctuations. Excluding such impact, Cardiac Immunoassay grew 2%. See further discussion in Item 7A of this Annual Report for additional information related to our calculation and use of constant currency and constant currency revenue growth.
Gross Profit
Gross profit increased by 2% over prior year, to $320.8 million, or 60% of revenue for the year ended December 31, 2019, compared to $315.7 million, or 60% of revenue for the year ended December 31, 2018. The higher gross profit was mainly driven by increased influenza sales in the current year, partially offset by unfavorable fluctuations in foreign currency. Gross margin was flat compared to the prior year as the impact of a favorable product mix was offset by lower factory overhead absorption during the current year as well as unfavorable fluctuations in foreign currency.
Operating Expenses
The following table compares operating expenses for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	For the year ended December 31,
	2019		2018
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (decrease)
					$	%
Research and development	$52,553	10%	$51,649	10%	$904	2%
Sales and marketing	$111,114	21%	$108,987	21%	$2,127	2%
General and administrative	$52,755	10%	$44,951	9%	$7,804	17%
Acquisition and integration costs	$11,667	2%	$14,197	3%	$(2,530)	(18)%
Research and Development Expense
Research and development expense for the year ended December 31, 2019 increased from $51.6 million to $52.6 million due primarily to higher spend on projects related to Sofia and Savanna platforms. Such increases were partially offset by lower spending on projects related to Cardiovascular and Solana platforms, as they were largely completed in 2018.

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

Sales and Marketing Expense
Sales and marketing expense for the year ended December 31, 2019 increased from $109.0 million to $111.1 million primarily due to higher employee-related costs, product promotion costs and higher freight costs partially offset by lower transition service fees as we have completed the globalization of our commercial team.
General and Administrative Expense
General and administrative expense for the year ended December 31, 2019 increased from $45.0 million to $52.8 million primarily due to increased facility and Information Technology costs required to support the new global infrastructure. The increase was partially offset by lower transition service fees.
Acquisition and Integration Costs
Acquisition and integration costs for the year ended December 31, 2019 decreased from $14.2 million last year to $11.7 million this year primarily, as more of the global operations became fully integrated into the business. Such decrease was partially offset by $2.8 million incurred in the current year related to the evaluation of new business development opportunities.
Other Expense, Net
The following table compares Other expense, net, for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	For the year ended December 31,		Increase (decrease)
	2019	2018	$	%
Interest and other expense, net	$14,790	$24,283	$(9,493)	(39)%
Loss on extinguishment of debt	748	8,262	(7,514)	(91)%
Total other expense, net	$15,538	$32,545	$(17,007)	(52)%
Interest and other expense, net decreased from $24.3 million to $14.8 million. Interest and other expense, net primarily relates to accretion of interest on the deferred consideration, coupon and accretion of interest related to our Convertible Senior Notes and interest and amortization of deferred financing costs associated with our Credit Agreement. The decrease in interest expense of $9.5 million over the prior year was primarily due to lower debt balances under the Company’s Convertible Senior Notes, lower interest incurred under the Revolving Credit Facility, and lower accretion of interest as deferred consideration liability outstanding declined.
Loss on extinguishment of debt of $0.7 million for the twelve months ended December 31, 2019 relates to the extinguishment of $45.4 million in aggregate principal of the Convertible Senior Notes in exchange for the Company’s common stock during the period. Loss on extinguishment of debt of $8.3 million for the year ended December 31, 2018 relates to the $161.8 million early payment on the Term Loan, the extinguishment of $108.8 million in aggregate principal of the Convertible Senior Notes in exchange for the Company’s common stock during the period and the write-off of certain previously capitalized costs relating to the Term Loan due to the modification of the Credit Agreement.
Income Taxes
We recognized an income tax provision of $4.3 million, resulting in an effective tax rate of 5.5% for the year ended December 31, 2019. The primary factors contributing to a rate lower than the statutory rate in 2019 are the excess tax benefits from stock-based compensation and the generation of research credits. We recognized an income tax benefit of $10.8 million for the year ended December 31, 2018. The primary factors that contributed to the income tax benefit in 2018 were the reversal of a significant portion of the Company’s deferred tax valuation allowance, the excess tax benefits from stock-based compensation and the generation of research credits.
Liquidity and Capital Resources
As of December 31, 2019 and 2018, our principal sources of liquidity consisted of the following (in thousands):

	December 31,
	2019	2018
Cash, cash equivalents, and restricted cash	$52,775	$43,695
Amount available to borrow under the Revolving Credit Facility	$175,000	$121,812
Working capital including cash, cash equivalents, and restricted cash	$96,336	$33,662
Adjusted working capital (1)	$108,997	$88,041
(1) Adjusted working capital excludes the current portion of the Convertible Senior Notes as of December 31, 2019 and 2018 of $12.7 million and $54.4 million, respectively, as such notes may be settled at the Company’s option in cash or a combination of cash and shares of common stock.

As of December 31, 2019, we had $52.8 million in cash and cash equivalents, a $9.1 million increase from the prior year. Our cash requirements fluctuate as a result of numerous factors, such as the extent to which we generate cash from operations, progress in research and development projects and integration activities, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt or issue additional equity, to successfully complete the transactions.
Our primary source of liquidity, other than our holdings of cash and cash equivalents, has been cash flows from operations and financing. Cash generated from operations provides us with the financial flexibility we need to meet normal operating, investing and financing needs. We anticipate that our current cash and cash equivalents, together with cash provided by operating activities will be sufficient to fund our near-term capital and operating needs for at least the next 12 months. Normal operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	support of commercialization efforts related to our current and future products, including support of our direct sales force and field support resources;

•	interest on and repayments of our Convertible Senior Notes, deferred consideration, contingent consideration and lease obligations;

•	the continued advancement of research and development efforts;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities; and

•	potential strategic acquisitions and investments.
The Amended and Restated Credit Agreement provides us with a Revolving Credit Facility of $175.0 million and there are no balances outstanding as of December 31, 2019. The Revolving Credit Facility matures on August 31, 2023.
Our Convertible Senior Notes due in 2020 have a coupon rate of 3.25% and are convertible as of December 31, 2019. The principal balance outstanding as of December 31, 2019 was $13.1 million. During the year ended December 31, 2019, $45.4 million in principal was settled for 1.5 million shares of our common stock. See Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report under the heading “Convertible Senior Notes”.
As of December 31, 2019, we have $16.5 million in fair value of contingent consideration and $151.4 million of deferred consideration associated with acquisitions to be settled in future periods.

On December 12, 2018, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which up to $50.0 million of the Company’s shares of common stock may be purchased through December 12, 2020. There were no shares repurchased under such program during the year ended December 31, 2019.

We expect our revenue and operating expenses will significantly impact our cash management decisions. Our future capital requirements and the adequacy of our available funds to service our long-term debt and to fund working capital expenditures and business development efforts will depend on many factors, including:

•	our ability to realize revenue growth from our new technologies and create innovative products in our markets;

•	our outstanding debt and covenant restrictions;

•	our ability to leverage our operating expenses to realize operating profits as we grow revenue;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

	Year ended December 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$134,485	$136,345
Net cash (used for) provided by investing activities	(27,229)	114,955
Net cash used for financing activities	(98,282)	(244,058)
Effect of exchange rate changes on cash	106	367
Net increase in cash and cash equivalents	$9,080	$7,609
Cash provided by operating activities of $134.5 million during the twelve months ended December 31, 2019 reflects net income of $72.9 million and net non-cash items of $76.8 million primarily associated with depreciation, amortization, stock-based compensation and accretion of interest on deferred consideration. Partially offsetting these cash inflows was a net working capital use of cash of $21.2 million.
Cash provided by operating activities of $136.3 million during the year ended December 31, 2018 reflects net income of $74.2 million and net non-cash items of $64.5 million, primarily related to depreciation, amortization of intangible assets, changes in deferred tax assets and liabilities, stock-based compensation, accretion of interest on deferred consideration related to the acquired BNP Business, and loss on extinguishment of debt related to Term Loan and Convertible Senior Notes. Partially offsetting these cash inflows was a net working capital use of cash of $7.1 million.
Our investing activities used $27.2 million during the twelve months ended December 31, 2019 primarily for facility improvements, to acquire production equipment and to purchase Sofia, Solana and Triage instruments available for lease and manufacturing equipment. Our investing activities provided $115.0 million during the year ended December 31, 2018 primarily from the sale of the Summers Ridge property for $146.6 million. In addition, we used $31.7 million to acquire production equipment, building improvements and Sofia, Solana and Triage instruments available for sale or lease.
We are currently planning approximately $28.5 million in capital expenditures over the next 12 months. The primary purpose for our capital expenditures is to acquire manufacturing and scientific equipment, to implement facility improvements, to acquire instruments to be leased to customers and to purchase or develop information technology. We plan to fund these capital expenditures with the cash on our balance sheet. We have $15.1 million in firm purchase commitments with respect to planned inventory purchases as of December 31, 2019.
Cash used by financing activities was $98.3 million during the twelve months ended December 31, 2019 primarily related to the payments of Revolving Credit Facility of $53.2 million, deferred consideration of $44.0 million, repurchases of common stock of $10.7 million, and acquisition contingent consideration of $4.0 million, partially offset by proceeds from issuance of stock of $14.8 million from stock option exercises. Cash used by financing activities was $244.1 million during the year ended December 31, 2018 primarily related to payments on the Term Loan of $161.8 million, payments on the Revolving Credit Facility of $40.0 million, payments on deferred consideration of $46.0 million, repurchases of common stock of $4.3 million, payments of $2.0 million of transaction costs related to the exchange of Convertible Senior Notes for common stock and payments of acquisition contingent consideration of $6.3 million, partially offset by proceeds from issuance of stock of $17.0 million from stock option exercises.

Off-Balance Sheet Arrangements
At December 31, 2019 and 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations
As of December 31, 2019, our future contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Convertible Senior Notes (1)	$13,558	$13,558	$—	$—	$—
Deferred consideration (2)	166,000	42,000	84,000	40,000	—
Finance lease obligation (3)	8,314	1,264	2,554	2,399	2,097
Operating lease obligations (4)	130,455	10,603	20,648	18,904	80,300
Non-cancelable purchase commitment (5)	15,079	13,464	453	327	835
Total contractual obligations	$333,406	$80,889	$107,655	$61,630	$83,232

(1)	Includes the principal amount of our Convertible Senior Notes due in December 2020, as well as interest payments to be made semi-annually.

(2)	Reflects the deferred consideration payments related to the acquisition of the BNP Business.

(3)
Reflects our finance lease obligation primarily on the approximately 78,000 square-foot McKellar San Diego facility. The lease expires in December 2020 with options to extend for three additional 5-year periods. Finance lease obligations include payments through December 2025.

(4)
Reflects future minimum lease obligations on facilities and equipment under operating leases in place as of December 31, 2019. The lease for the Summers Ridge facility is subject to certain must-take provisions related to one additional building that is not included in the operating lease obligations.

(5)	Reflects our $15.1 million of non-cancelable commitments for planned inventory purchases under contractual arrangements.

We have entered into various licensing agreements, which largely require payments based on specified product sales as well as the achievement of specific milestones. Royalty and license expenses under these various royalty and licensing agreements collectively totaled $1.1 million, $0.4 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
We exclude liabilities pertaining to uncertain tax positions from our table of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities, nor the amount of the final cash settlement. As of December 31, 2019, we had approximately $7.5 million of liabilities associated with uncertain tax positions. See Note 4 in the Consolidated Financial Statements included in this Annual Report for further discussion of uncertain tax positions. The table also excludes $16.5 million in potential contingent consideration payments primarily related to the acquisition of the BNP Business and achievement of certain revenue targets under other acquisition agreements. We have not included amounts in the table because we cannot make a reasonably reliable estimate regarding the probability of the annual payments for the BNP Business. See Note 10 in the Consolidated Financial Statements included in this Annual Report for further discussion of our contingent consideration.
Recent Accounting Standards
For summary of recent accounting pronouncements applicable to our consolidated financial statements see “Company Operations and Summary of Significant Accounting Policies” in Note 1 to our Consolidated Financial Statements in Part II, Item 8, which is incorporated herein by reference.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, goodwill and intangibles, business combinations and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Reserve for Contractual Rebates and Discounts
The Company records revenues primarily from product sales. These revenues are recorded net of rebates and other discounts that are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Rebates and discounts are calculated based upon historical experience, estimated discounting levels and estimated distributor inventory balances and recorded as a reduction of sales with offsets to trade accounts receivable and other current liabilities, respectively.
Goodwill and Intangible Assets
The useful lives of intangible assets with definite lives are based on the expected number of years the asset will generate revenue or otherwise be used by us and the related amortization is based on the straight-line method. Goodwill, which has an indefinite life, is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include:

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
For goodwill, the entity has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative impairment test compares the fair value of a reporting unit with the carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is recorded. We completed our annual evaluation for impairment of goodwill as of December 31, 2019 and determined that no impairment existed.
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

Income Taxes
Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. As of December 31, 2019, the Company has a valuation allowance of $2.4 million which represents the portion of the Company’s deferred tax assets that management believes is not more likely than not to be realized. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist.
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
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of December 31, 2019, our cash and cash equivalents were placed in the Company’s highly liquid operating accounts.
Foreign Currency Exchange Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency.
For the year ended December 31, 2019, total revenues increased 2% to $534.9 million, of which approximately $113.8 million in revenue was denominated in currencies other than the U.S. dollar. On a constant currency basis, revenue growth during the year ended December 31, 2019 was 3%. We believe constant currency and constant currency growth rate enhance the comparison of our financial performance from period-to-period, and to that of our competitors. Constant currency revenue excludes the impact from foreign currency fluctuations, which was an unfavorable $4.8 million for the year ended December 31, 2019, and is calculated by translating current period revenues using prior period exchange rates, net of any hedging effect recognized in the current period. Constant currency revenue growth (expressed as a percentage) is calculated by determining the change in current period constant currency revenues over prior period revenues.
The major currencies to which our revenues are exposed are the Euro and the Chinese Yuan. A 100-basis point move in the average exchange rates (assuming a simultaneous and immediate 100 basis point change for the relevant period) would have resulted in an increase or decrease in our reported revenue for the year ended December 31, 2019 as follows (in thousands):

Currency	Year ended December 31, 2019
Chinese Renminbi	$615
Euro	$381
Effective fiscal year 2019, the Company has initiated a foreign currency management policy which permits the use of derivative instruments, such as forward contracts, to reduce volatility in our results of operations resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. See further discussion in Note 12 to the Notes to the Consolidated Financial Statements for additional information related to such forward contracts.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Quidel Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Quidel Corporation (the “Company“) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019 and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserve for contractual rebates and discounts
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company records revenues from product sales net of contractual rebates and other discounts that are estimated at the time of sale. As of December 31, 2019, the Company recognized an allowance on accounts receivable of $15.7 million in rebates and an accrued liability of $7.4 million in promotion and other volume-based customer incentives.

Auditing the Company’s allowance for contractual rebates and other discounts is especially challenging because the calculation involves estimating adjustments to revenue based upon a high volume of data including inputs from third-party sources, such as distributor inventory levels and historical distributor sales to end users. In addition, the determination of such adjustments includes estimating rebate percentages which are dependent on estimated end-user sales mix and customer contractual terms, including volume discount tiers, which vary across customers.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of key controls over the Company's process to calculate the reserves for contractual rebates and discounts, including their evaluation of third-party data inputs utilized in the reserve and accrual calculations, as well as the accuracy of the Company’s data inputs such as contractual pricing and estimated end user sales. Our audit procedures also included the evaluation of significant inputs through the evaluation of the Company's retrospective analysis of rebates claimed and volume discounts estimated compared to actual payments issued, evaluation of estimates based on historical experience, and performance of analytical procedures and sensitivity analyses over the Company's significant inputs. We also tested the underlying data used in management's calculations for accuracy and completeness, which included inspection of source data supporting the inventory levels, rebate claims paid subsequent to period end, and volume discounts settled during the period.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
San Diego, California
February 13, 2020

QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$52,775	$43,695
Accounts receivable, net	94,496	58,677
Inventories	58,086	67,379
Prepaid expenses and other current assets	16,870	23,646
Total current assets	222,227	193,397
Property, plant and equipment, net	79,762	73,901
Right-of-use assets	92,119	—
Goodwill	337,018	337,021
Intangible assets, net	148,112	175,029
Deferred tax asset	24,502	22,192
Other non-current assets	7,127	4,831
Total assets	$910,867	$806,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,701	$25,171
Accrued payroll and related expenses	17,286	19,210
Operating lease liabilities	6,412	—
Contingent consideration	5,969	3,983
Deferred consideration	42,000	44,000
Convertible Senior Notes	12,661	54,379
Other current liabilities	14,862	12,992
Total current liabilities	125,891	159,735
Operating lease liabilities - non-current	93,227	—
Revolving Credit Facility - non-current	—	53,188
Deferred consideration - non-current	109,382	143,158
Contingent consideration - non-current	10,566	15,129
Other non-current liabilities	11,981	9,577
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000 shares authorized; none issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, $.001 par value per share; 97,500 shares authorized; 41,868 and 39,386 shares issued and outstanding at December 31, 2019 and 2018, respectively	42	39
Additional paid-in capital	425,557	363,921
Accumulated other comprehensive loss	(463)	(139)
Retained earnings	134,684	61,763
Total stockholders’ equity	559,820	425,584
Total liabilities and stockholders’ equity	$910,867	$806,371
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Total revenues	$534,890	$522,285	$277,743
Cost of sales	214,085	206,572	121,601
Gross profit	320,805	315,713	156,142
Research and development	52,553	51,649	33,644
Sales and marketing	111,114	108,987	67,248
General and administrative	52,755	44,951	29,192
Acquisition and integration costs	11,667	14,197	16,506
Total operating expenses	228,089	219,784	146,590
Operating income	92,716	95,929	9,552
Other expense, net
Interest and other expense, net	(14,790)	(24,283)	(17,588)
Loss on extinguishment of debt	(748)	(8,262)	—
Total other expense, net	(15,538)	(32,545)	(17,588)
Income (loss) before income taxes	77,178	63,384	(8,036)
Provision (benefit) for income taxes	4,257	(10,799)	129
Net income (loss)	$72,921	$74,183	$(8,165)
Basic earnings (loss) per share	$1.78	$1.95	$(0.24)
Diluted earnings (loss) per share	$1.73	$1.86	$(0.24)
Shares used in basic per share calculation	40,860	37,995	33,734
Shares used in diluted per share calculation	43,111	42,554	33,734
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2019	2018	2017
Net income (loss)	$72,921	$74,183	$(8,165)
Other comprehensive income (loss)
Changes in cumulative translation adjustment, net of tax	(322)	(139)	53
Changes in unrealized gains (losses) from cash flow hedges:
Net unrealized gains on derivative instruments	716	—	—
Reclassification of net realized gains on derivative instruments included in net income	(718)	—	—
Total change in unrealized losses realized from cash flow hedges, net of tax	(2)	—	—
Comprehensive income (loss)	$72,597	$74,044	$(8,112)
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total stockholders’ equity
Balance at January 1, 2017	32,897	$33	$204,905	$(53)	$(4,255)	$200,630
Issuance of common stock under equity compensation plans	1,669	2	26,077	—	—	26,079
Stock-based compensation expense	—	—	9,048	—	—	9,048
Repurchases of common stock	(26)	—	(541)	—	—	(541)
Changes in cumulative translation adjustment, net of tax	—	—	—	53	—	53
Net loss	—	—	—	—	(8,165)	(8,165)
Balance at December 31, 2017	34,540	35	239,489	—	(12,420)	227,104
Issuance of common stock under equity compensation plans	1,237	—	17,047	—	—	17,047
Stock-based compensation expense	—	—	10,078	—	—	10,078
Issuance of shares in exchange for Convertible Senior Notes	3,699	4	200,215	—	—	200,219
Tax impact from the conversion of Convertible Senior Notes	—	—	2,162	—	—	2,162
Reduction for equity component of Convertible Senior Notes exchanged	—	—	(100,726)	—	—	(100,726)
Repurchases of common stock	(90)	—	(4,344)	—	—	(4,344)
Changes in cumulative translation adjustment, net of tax	—	—	—	(139)	—	(139)
Net income	—	—	—	—	74,183	74,183
Balance at December 31, 2018	39,386	39	363,921	(139)	61,763	425,584
Issuance of common stock under equity compensation plans	1,152	2	16,797	—	—	16,799
Stock-based compensation expense	—	—	12,088	—	—	12,088
Issuance of shares in exchange for Convertible Senior Notes	1,497	1	86,427	—	—	86,428
Tax impact from the conversion of Convertible Senior Notes	—	—	568	—	—	568
Reduction for equity component of Convertible Senior Notes exchanged	—	—	(43,516)	—	—	(43,516)
Repurchases of common stock	(167)	—	(10,728)	—	—	(10,728)
Other comprehensive loss, net of tax	—	—	—	(324)	—	(324)
Net income	—	—	—	—	72,921	72,921
Balance at December 31, 2019	41,868	$42	$425,557	$(463)	$134,684	$559,820
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$72,921	$74,183	$(8,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	51,791	46,266	30,762
Stock-based compensation expense	13,252	11,709	9,061
Impairment loss	1,481	—	—
Amortization of debt discount and deferred issuance costs	1,582	3,952	6,022
Change in fair value of acquisition contingencies	1,467	1,114	(81)
Accretion of interest on deferred consideration	8,224	10,000	2,608
Amortization of inventory step-up to fair value	—	3,650	10,950
Change in deferred tax assets and liabilities	(1,742)	(20,458)	365
Loss on extinguishment of debt	748	8,262	—
Changes in assets and liabilities:
Accounts receivable	(36,059)	8,236	(42,052)
Inventories	9,143	(3,974)	362
Prepaid expenses and other current and non-current assets	4,314	(12,681)	(9,113)
Accounts payable	2,434	(331)	12,956
Accrued payroll and related expenses	(1,037)	1,674	7,130
Other current and non-current liabilities	5,966	4,743	6,904
Net cash provided by operating activities	134,485	136,345	27,709
INVESTING ACTIVITIES
Acquisitions of property, equipment	(27,229)	(31,689)	(17,510)
Acquisition of other businesses, net of cash acquired	—	—	(14,451)
Acquisition of Triage and BNP Businesses	—	—	(399,798)
Proceeds from sale of Summers Ridge Property	—	146,644	—
Net cash (used for) provided by investing activities	(27,229)	114,955	(431,759)
FINANCING ACTIVITIES
Proceeds from issuance of Term Loan	—	—	245,000
Proceeds from issuance of Revolving Credit Facility	—	—	10,000
Proceeds from issuance of common stock	14,782	17,047	25,426
Payments of debt issuance costs	—	(513)	(8,682)
Payments on finance lease obligation	(371)	(130)	(98)
Payments on Revolving Credit Facility	(53,188)	(40,000)	—
Repurchases of common stock	(10,728)	(4,344)	(541)
Payments on acquisition contingent consideration	(4,044)	(6,303)	(497)
Payments of deferred consideration	(44,000)	(46,000)	—
Payments of Term Loan	—	(161,813)	—
Transaction costs related to debt exchange	(733)	(2,002)	—
Net cash (used for) provided by financing activities	(98,282)	(244,058)	270,608
Effect of exchange rate changes on cash	106	367	20
Net increase (decrease) in cash and cash equivalents	9,080	7,609	(133,422)
Cash and cash equivalents, beginning of period	43,695	36,086	169,508
Cash and cash equivalents, at end of period	$52,775	$43,695	$36,086

	Year ended December 31,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,295	$7,929	$9,137
Cash paid during the period for income taxes	$2,189	$6,923	$1,274
NON-CASH INVESTING ACTIVITIES
Purchase of property, equipment and intangibles by incurring current liabilities	$1,040	$1,785	$1,446
NON-CASH FINANCING ACTIVITIES
Reduction of other current liabilities upon issuance of restricted share units	$2,018	$—	$903
Deferred consideration for acquisition of BNP Business	$—	$—	$220,550
Extinguishment of Convertible Senior Notes through issuance of stock	$86,428	$200,219	$—
Principal amount of Term Loan exchanged for Revolving Credit Facility	$—	$83,187	$—
See accompanying notes.

QUIDEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Company Operations and Summary of Significant Accounting Policies
Quidel Corporation (the “Company”) commenced operations in 1979. The Company operates in one business segment, which develops, manufactures and markets rapid diagnostic testing solutions. These diagnostic tests can be categorized in the following product categories: Rapid Immunoassay, Cardiac Immunoassay, Specialized Diagnostic Solutions and Molecular Diagnostic Solutions. The Company sells its products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, leading universities, retail clinics and wellness screening centers. The Company markets its products through a network of distributors and a direct sales force.
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
Accounts Receivable—The Company sells its products directly to hospitals and reference laboratories as well as to distributors in the U.S. and sells directly to hospitals and labs and through distribution internationally (see Note 9). The Company periodically assesses the financial strength of these customers and establishes reserves for anticipated losses when necessary, which historically have not been material. The balance of accounts receivable is net of reserves of $16.0 million and $12.0 million at December 31, 2019 and 2018, respectively, of which the reserve related to contract rebates was $15.7 million and $11.5 million, respectively.
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
Inventories—Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. The Company reviews the components of its inventory periodically for excess, obsolete and impaired inventory and records a reduction to the carrying value when identified.
Property, Plant and Equipment—Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (three to fifteen years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.
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
Revenue Recognition—The Company records revenues primarily from product sales. These revenues are recorded net of rebates and other discounts. These rebates and discounts are estimated at the time of sale, and are largely driven by various customer program offerings, including special pricing agreements, promotions and other volume-based incentives. Rebates and discounts are calculated based upon historical experience, estimated discounting levels and estimated distributor inventory balances and recorded as a reduction of sales with offsets to accounts receivable and other current liabilities, respectively.
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
Product Shipment Costs—Product shipment costs are included in sales and marketing expense in the accompanying Consolidated Statements of Operations. Shipping and handling costs were $9.5 million, $8.3 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Advertising Costs—Advertising costs are expensed as incurred. Advertising costs were $1.3 million, $0.9 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Stock-Based Compensation—Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option. For stock options with graded vesting, the Company ensures that the cumulative amount of compensation expense recognized at the end of any reporting period at least equals the portion of the stock option that has vested at that date. The total number of stock options expected to vest is adjusted by estimated forfeiture rates. The Company determined the estimated fair value of each stock option on the date of grant using the Black-Scholes option valuation model. The fair value of restricted stock units is determined based on the closing market price of the Company’s common stock on the grant date. Compensation expense for time-based restricted stock units (“RSUs”) is measured at the grant date and recognized ratably over the vesting period. A portion of the restricted stock granted are performance-based and vesting is tied to achievement of specific Company goals over a three-year time period, subject to early vesting upon achievement of the performance goals. For purposes of measuring compensation expense for performance-based restricted stock units (“PSUs”), the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The grant date of the PSUs takes place when the grant is authorized and the specific achievement goals are communicated.
Comprehensive Income (loss)—Comprehensive income (loss) includes unrealized gains and losses which are related to the cumulative translation adjustments and derivative instruments excluded from the Company’s Consolidated Statements of Operations.
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
Accounting Periods—Each of the Company’s fiscal quarters end on the Sunday closest to the end of the calendar quarter. The Company’s fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017 were all 52 weeks. For ease of reference, the calendar year end dates are used herein.
Leases—Lease liabilities represent the obligation to make lease payments and right-of-use (“ROU”) assets represent the right to use the underlying asset during the lease term. Lease liabilities and ROU assets are recognized at the commencement date of the lease based on the present value of lease payments over the lease term at the commencement date. When the implicit rate is unknown, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value of the lease payments. Options to extend or terminate the lease are included in the determination of the lease term when it is reasonably certain that the Company will exercise such options.
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
Recent Accounting Pronouncements—Accounting Standards Update (“ASU”) 2016-02 and ASU 2018-11 (collectively, “ASC 842”) requires a lessee to recognize a lease liability for the obligation to make lease payments and a ROU asset representing the right to use the underlying asset for the lease term on the balance sheet. Deferred rent, recorded in other current liabilities and other non-current liabilities, is derecognized. The Company adopted ASC 842 as of January 1, 2019 using the alternative transition method to apply the guidance. The Company elected the package of practical expedients which, among other things, allows the Company to carry forward its historical lease classifications.
The following table presents the effect of the change in accounting principle on the Company’s Consolidated Balance Sheets as of January 1, 2019:

Consolidated Balance Sheets (in thousands)	January 1, 2019	Effect of Change in Accounting Principle	After change in Accounting Principle
ASSETS
Right-of-use assets	$—	$87,086	$87,086
Total assets	$806,371	$87,086	$893,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Operating lease liabilities	$—	$5,290	$5,290
Other current liabilities	12,992	(448)	12,544
Total current liabilities	159,735	4,842	164,577
Operating lease liability	—	84,866	84,866
Other non-current liabilities	9,577	(2,622)	6,955
Total liabilities and stockholders’ equity	$806,371	$87,086	$893,457

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Under this new guidance, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for fiscal years beginning after December 15, 2019 including interim periods therein, with early adoption permitted. The Company adopted the guidance during fiscal year 2019 with no impact to the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The standard is effective for the Company beginning in the first quarter of 2020, with early adoption permitted. The Company adopted the guidance during the fourth quarter of fiscal year 2019 with no impact to the Company’s consolidated financial statements.

Note 2. Balance Sheet Account Details

Prepaid expenses and other current assets
The following is a summary of prepaid expenses and other current assets (in thousands):

	December 31,
	2019	2018
Other receivables	$7,857	$15,507
Prepaid expenses	4,568	4,508
Income taxes receivable	2,560	2,703
Other	1,885	928
Total prepaid expenses and other current assets	$16,870	$23,646

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. The following is a summary of inventories (in thousands):

	December 31,
	2019	2018
Raw materials	$23,294	$24,292
Work-in-process (materials, labor and overhead)	20,514	21,280
Finished goods (materials, labor and overhead)	14,278	21,807
Total inventories	$58,086	$67,379

Property, Plant and Equipment
The following is a summary of property, plant and equipment (in thousands):

	December 31,
	2019	2018
Equipment, furniture and fixtures	$96,347	$89,285
Building and improvements	46,878	37,335
Leased instruments	47,656	42,647
Land	1,080	1,080
Total property, plant and equipment, gross	191,961	170,347
Less: accumulated depreciation and amortization	(112,199)	(96,446)
Total property, plant and equipment, net	$79,762	$73,901

The equipment, furniture and fixtures category above includes construction in progress and instruments that have not been placed at a customer under a lease agreement. These items will be reclassified when the assets are placed in service. The total expense for depreciation of fixed assets and amortization of leasehold improvements was $19.4 million, $17.7 million and $14.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Maintenance and minor repairs are charged to operations as incurred.

Goodwill and Intangible Assets
The Company had goodwill of $337.0 million as of December 31, 2019, which remains consistent with December 31, 2018. Finite-lived intangible assets consisted of the following (dollar amounts in thousands):

		December 31, 2019			December 31, 2018
Description	Weighted-average useful life (years)	Gross assets	Accumulated amortization	Net	Gross assets	Accumulated amortization	Net
Purchased technology	9.1	$112,100	$(64,632)	$47,468	$112,100	$(57,495)	$54,605
Customer relationships	7.0	122,178	(44,045)	78,133	122,389	(27,561)	94,828
License agreements	9.9	6,509	(4,931)	1,578	6,511	(4,530)	1,981
Patent and trademark costs	10.8	28,740	(10,331)	18,409	28,740	(7,624)	21,116
Software development costs	5.0	7,432	(4,908)	2,524	6,629	(4,130)	2,499
Total finite-lived intangible assets		$276,959	$(128,847)	$148,112	$276,369	$(101,340)	$175,029

Amortization expense related to the capitalized software costs was $0.8 million, $1.0 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense (including capitalized software costs) was $27.5 million, $28.8 million and $16.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The expected future annual amortization expense of the Company’s intangible assets is as follows (in thousands):

For the years ending December 31,	Amortization expense
2020	$27,258
2021	27,124
2022	26,593
2023	25,882
2024	21,322
Thereafter	19,933
Total	$148,112

Other current liabilities
The following is a summary of other current liabilities (in thousands):

	December 31,
	2019	2018
Customer incentives	$7,369	$7,516
Income and other taxes payable	1,214	1,962
Customer deposits	1,500	—
Other	4,779	3,514
Total other current liabilities	$14,862	$12,992

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

Deferred issuance costs related to the Convertible Senior Notes were $0.1 million and $0.5 million as of December 31, 2019 and 2018, respectively.
The holders of the Convertible Senior Notes may surrender their notes for conversion, subject to specified circumstances, into cash, shares of common stock, or a combination of cash and shares of common stock, at the election of the Company, based on an initial conversion rate, subject to adjustment, of 31.1891 shares per $1,000 principal amount of the Convertible Senior Notes (which represents an initial conversion price of approximately 32.06 per share) up until the business day immediately preceding September 15, 2020. This conversion may, in the discretion of the holder, occur in the following circumstances and to the following extent: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015, if the last reported sales price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the notes in effect on each applicable trading day; (2) during the 5 consecutive business day period following any 5 consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Senior Note for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; or (3) upon the occurrence of specified events described in the indenture for the Convertible Senior Notes. On or after September 15, 2020 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances.
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
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. The effective interest rate during fiscal year 2019 was 6.7%. The Convertible Senior Notes mature on December 15, 2020. During the year ended December 31, 2019, the Company recorded total interest expense of $2.2 million related to the Convertible Senior Notes of which $1.1 million related to the amortization of the debt discount and issuance costs and $1.1 million related to the coupon due semi-annually. During the year ended December 31, 2018, the Company recorded total interest expense of $6.1 million related to the Convertible Senior Notes of which $3.1 million related to the amortization of the debt discount and issuance costs and $3.0 million related to the coupon due semi-annually. During the year ended December 31, 2017, the Company recorded total interest expense of $10.9 million related to the Convertible Senior Notes of which $5.5 million related to the amortization of the debt discount and issuance costs and $5.4 million related to the coupon due semi-annually.
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

During the fourth quarter of 2019, the last reported sales price of the Company’s common stock was greater than 130% of the Convertible Senior Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. Consequently, the Convertible Senior Notes were convertible as of December 31, 2019. If the Convertible Senior Notes were converted as of December 31, 2019, the if-converted amount would exceed the principal by $0.4 million. The Convertible Senior Notes may be settled at the Company’s option in cash or a combination of cash and shares of common stock.
During the year ended December 31, 2019, the Company entered into separate, privately negotiated exchange agreements with certain holders of the notes. To measure the resulting loss as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation. The following table summarizes information about the settlement of the Convertible Senior Notes (in thousands):

Year ended December 31, 2019
Principal amount settled	$45,372
Number of shares of common stock issued	1,497
Loss on extinguishment of debt	$748

The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices:

	December 31,
	2019	2018
Principal amount of Convertible Senior Notes outstanding	$13,131	$58,503
Unamortized discount of liability component	(415)	(3,637)
Unamortized deferred issuance costs	(55)	(487)
Net carrying amount of liability component	12,661	54,379
Carrying value of equity component, net of issuance costs	$2,265	$10,092
Fair value of outstanding Convertible Senior Notes	$30,991	$85,999
Remaining amortization period of discount on the liability component	1 year	2 years

Credit Agreement
On August 31, 2018, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) which provides the Company with a $175.0 million Revolving Credit Facility. The Company repaid $53.2 million in principal during the year ended December 31, 2019 and no balance remained outstanding as of December 31, 2019. The Credit Agreement has a term of five years and matures on August 31, 2023.
Loans will bear interest at a rate equal to (i) the London Interbank Offered Rate (“LIBOR”) plus the “applicable rate” or (ii) the “base rate” (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus one-half of one percent and (c) LIBOR plus one percent) plus the “applicable rate.” The applicable rate is determined in accordance with a pricing grid based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum for LIBOR rate loans and from 0.75% to 1.50% per annum for base rate loans. In addition, the Company pays a commitment fee on the unused portion of the Credit Agreement based on the Company’s Consolidated Leverage Ratio ranging from 0.15% to 0.30% per annum.
The Credit Agreement is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets, and contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, dividends and other distributions, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of 3.50 to 1.00, which ratio may be increased to 4.50 to 1.00 in case of certain qualifying acquisitions; and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with all financial covenants as of December 31, 2019.

Interest expense recognized on the Credit Agreement including amortization of deferred issuance cost was $1.7 million and $6.5 million, respectively, for the years ended December 31, 2019 and 2018.
Note 4. Income Taxes
Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	December 31,
	2019	2018	2017
Current:
Federal	$1,559	$—	$(615)
State	746	755	314
Foreign	2,007	6,575	57
Total current provision (benefit)	4,312	7,330	(244)
Deferred:
Federal	1,234	(9,970)	131
State	(1,186)	(7,944)	238
Foreign	(103)	(215)	4
Total deferred (benefit) provision	(55)	(18,129)	373
Provision (benefit) for income taxes	$4,257	$(10,799)	$129

The Company’s income (loss) before income taxes was subject to taxes in the following jurisdictions for the following periods (in thousands):

	December 31,
	2019	2018	2017
United States	$70,606	$46,592	$(8,198)
Foreign	6,572	16,792	162
Income (loss) before income taxes	$77,178	$63,384	$(8,036)

Significant components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 are shown below (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Lease liability	$22,009	$—
Net operating loss carryforwards	591	711
Intangible assets	3,951	3,502
Sale-leaseback, net	593	617
Allowance for returns and discounts	5,266	4,541
Stock-based compensation	5,197	5,333
Tax credit carryforwards	13,846	12,246
Other, net	5,426	6,883
Total deferred tax assets	56,879	33,833
Valuation allowance for deferred tax assets	(2,353)	(1,830)
Total deferred tax assets, net of valuation allowance	54,526	32,003
Deferred tax liabilities:
Convertible Senior Notes	—	(636)
Right-of-use assets	(20,334)	—
Intangible assets	(1,633)	(2,165)
Property, plant and equipment	(8,057)	(7,010)
Total deferred tax liabilities	(30,024)	(9,811)
Net deferred tax assets	$24,502	$22,192

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. For the three years ended December 31, 2019, the Company has demonstrated positive cumulative pre-tax book income. Such objective positive evidence allowed the Company to consider other subjective evidence, such as the Company’s projections for future profitability, to determine the realizability of its deferred tax assets. On the basis of this evaluation, during the quarter ended December 31, 2019, the Company increased the valuation allowance by $0.5 million related to the U.S. Foreign Tax Credit, which is shown as a deferred detriment during the period.
The valuation allowance of $2.4 million as of December 31, 2019 represents the portion of the deferred tax asset that management could not conclude was more likely than not to be realized. The amount of the deferred tax assets considered realizable could be adjusted in the future based on changes in available positive and negative evidence.
As of December 31, 2019, the Company had no federal net operating loss (“NOL”) carryforwards. The Company had state NOLs of approximately $31.3 million which will begin to expire in 2029 unless previously utilized. The Company has federal research credits of $3.8 million which will begin to expire on December 31, 2032 unless previously utilized. The Company has federal foreign tax credits of $2.4 million which will begin to expire on December 31, 2028 unless previously utilized. The Company has state research credits of $14.7 million, of which $14.2 million do not expire. The remaining $0.5 million will begin to expire in 2028 unless previously utilized.
Pursuant to Internal Revenue Code Sections 382 and 383, the Company’s use of its NOL and tax credit carryforwards may be limited as a result of cumulative changes in ownership of more than 50% over a three-year period. As of December 31, 2019, the Company does not believe any historical ownership change has limited the use of its NOLs or tax credit carryforwards.

The reconciliation of income tax computed at the federal statutory rate to the provision (benefit) for income taxes from continuing operations is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Tax expense (benefit) at statutory tax rate	$16,207	$13,311	$(2,812)
State tax (benefits), net of federal tax	1,061	1,526	(239)
Permanent differences	611	635	327
Federal and state research credits—current year	(4,269)	(3,628)	(484)
Accrual of uncertain tax positions	—	—	142
Stock-based compensation	(10,408)	(9,286)	(5,851)
Impact of change in federal and state tax rate on revaluing deferred tax assets	—	—	3,357
Change in valuation allowance	523	(13,374)	5,799
Foreign Derived Intangible Income Deduction (FDII)	(159)	(786)	—
Other	691	803	(110)
Provision (benefit) for income taxes	$4,257	$(10,799)	$129

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
Additionally, the Company has elected to treat global intangible low taxed income (GILTI) as a period cost and will expense GILTI in the period it is incurred. Because of the Company’s current operational structure, there is minimal expected GILTI impacts for the year ended December 31, 2019 and future years.
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
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Year ended December 31,
	2019	2018	2017
Beginning balance	$15,245	$9,565	$8,604
Increases (decreases) related to prior year tax positions	287	(558)	10
Increases related to current year tax positions	2,209	6,238	951
Expiration of the statute of limitations for the assessment of taxes	(505)	—	—
Ending balance	$17,236	$15,245	$9,565

As of December 31, 2019, 2018 and 2017, the Company had unrecognized tax benefits of $17.2 million, $15.2 million, and $9.6 million respectively, of which $11.1 million and $9.3 million and $8.1 million, respectively, would reduce the Company’s annual effective tax rate. The Company does not anticipate any significant decreases in its unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize the interest expense and penalties related to income tax matters as a component of the income tax expense. The Company has accrued approximately $0.4 million of interest and penalties associated with uncertain tax positions as of December 31, 2019 and $0.3 million for both of the years ended December 31, 2018 and 2017. Interest expense, net of accrued interest (reversed), was approximately $0.1 million for the years ended December 31, 2019, 2018 and 2017.
The Company is subject to periodic audits by domestic and foreign tax authorities. The Company is currently under audit with the State of Texas. Due to the carryforward of unutilized net operating loss and credit carryovers, the Company’s federal tax years from 2012 and forward and state tax years 2001 and forward are subject to examination by tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.
Note 5. Stockholders’ Equity
Preferred Stock. The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 5 million preferred shares. The Board of Directors is authorized to fix the number of shares of any series of preferred stock and to determine the designation of such shares. However, the amended certificate of incorporation specifies the initial series and the rights of that series. No shares of preferred stock were outstanding as of December 31, 2019, 2018 or 2017.
Equity Incentive Plan. The Company grants stock options, RSUs and PSUs to employees and non-employee directors under its 2018 Equity Incentive Plan (the “2018 Plan”). The Company previously granted stock options under its 2016 Equity Incentive Plan (the “2016 Plan”), Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) and the Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”). The 2016 Plan, 2010 Plan and 2001 Plan were terminated at the time of adoption of the 2018 Plan, but the terminated Plans continue to govern outstanding options granted thereunder. The Company has stock options, RSUs and PSUs outstanding, which were issued under each of these equity incentive plans to certain employees and directors. Stock options granted under these plans have terms ranging up to ten years, have exercise prices ranging from $13.25 to $60.75 per share, and generally vest over four years. As of December 31, 2019, approximately 2.6 million shares remained available for grant and 4.3 million shares of common stock were reserved for future issuance under the 2018 Plan.
Restricted Stock Units. The Company grants both RSUs and PSUs to certain officers, directors and management. Until the restrictions lapse, ownership of the affected restricted stock units granted to the Company’s officers, directors and management is conditional upon continuous employment with the Company.
For the years ended December 31, 2019, 2018 and 2017, the Company granted approximately 0.3 million, 0.2 million and 0.3 million shares, respectively, of RSUs to Board of Directors, officers and management, which either have a time-based four-year vesting provision or performance-based vesting provisions.
During the years ended December 31, 2019 and 2018, RSUs were granted to certain members of the Board of Directors in lieu of cash compensation as a part of the Company’s non-employee director’s deferred compensation program. During the year ended December 31, 2017, common stock was issued to certain members of the Board of Directors in lieu of cash compensation for these members that elected to participate and agree to hold the stock for the elected deferral period. The compensation expense associated with these RSU grants were $0.5 million, $0.4 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Employee Deferred Bonus Compensation Program. For the years ended December 31, 2019 and 2018, certain employees of the Company were eligible to participate in the Company’s deferred bonus compensation program with respect to any payments received under the Company’s cash incentive plan. Participating employees could elect to receive 50% or 100% of the cash value of their cash bonus in the form of fully vested RSUs plus an additional premium as additional RSUs, issued under the 2018 Plan. The premium RSUs are subject to a one-year vesting requirement from the date of issuance. The additional premium will be determined based on the length of time of the deferral period selected by the participating employee as follows: (i) if one year from the date of grant, a premium of 10% on the amount deferred, (ii) if two years from the date of grant, a premium of 20% on the amount deferred, or (iii) if four years from the date of grant, a premium of 30% on the amount deferred.

Employee Stock Purchase Plan. Under the Company’s Amended and Restated 1983 Employee Stock Purchase Plan (the “ESPP”), full-time employees are allowed to purchase common stock through payroll deductions (which cannot exceed 10% of the employee’s compensation) at the lower of 85% of fair market value at the beginning or end of each six-month purchase period. As of December 31, 2019, 136,543 shares remained available for future issuance.
Share Repurchase Program. On December 12, 2018, the Board of Directors authorized a stock repurchase program pursuant to which up to $50.0 million of the Company’s shares of common stock may be purchased through December 12, 2020. There were no repurchases during 2018 and 2019 and at December 31, 2019, $50.0 million remained available under the new repurchase program.
Note 6. Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Cost of sales	$1,162	$763	$579
Research and development	2,332	2,266	1,886
Sales and marketing	3,497	2,843	2,129
General and administrative	6,261	5,837	4,467
Total stock-based compensation expense	$13,252	$11,709	$9,061

For the years ended December 31, 2019, 2018 and 2017, the Company recorded $1.4 million, $1.6 million and $0.1 million in stock-based compensation expense, respectively, associated with the deferred bonus compensation program, described in Note 5. During the years ended December 31, 2019 and 2018, $0.8 million and $1.6 million, respectively, was initially recorded as a component of accrued payroll and related expenses.
Stock-based compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the years ended December 31, 2019, 2018 and 2017.
Stock Options
Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year ended December 31,
	2019	2018	2017
Risk-free interest rate	2.51%	2.49%	2.30%
Expected option life (in years)	5.68	6.29	6.63
Volatility rate	39%	36%	36%
Dividend rate	0%	0%	0%

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
The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value per share was $23.67, $18.76 and $8.99 for options granted during the years ended December 31, 2019, 2018 and 2017, respectively. The total intrinsic value was $49.8 million, $38.2 million and $26.8 million for options exercised during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, total unrecognized compensation expense related to stock options was approximately $5.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years. The maximum contractual term of the Company’s stock options is ten years.
A summary of the status of stock option activity for the years ended December 31, 2017, 2018 and 2019 is as follows (in thousands, except price data and years):

	Number of Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2017	3,941	$17.49
Granted	263	22.21
Exercised	(1,527)	16.38
Forfeited	(18)	24.91
Outstanding at December 31, 2017	2,659	18.54
Granted	159	46.50
Exercised	(891)	17.07
Forfeited	(50)	21.19
Outstanding at December 31, 2018	1,877	21.53
Granted	169	59.18
Exercised	(1,091)	19.22
Forfeited	(11)	49.71
Outstanding at December 31, 2019	944	$30.63	6.77	$41,185
Vested and expected to vest at December 31, 2019	919	$30.12	6.73	$40,560
Exercisable at December 31, 2019	388	$20.12	5.41	$21,030

Restricted Stock Units
A summary of the status of restricted stock unit activity for the years ended December 31, 2017, 2018 and 2019 is as follows (in thousands, except price data):

	Shares	Weighted-average grant date fair value
Non-vested at January 1, 2017	501	$20.37
Granted	349	22.34
Vested	(100)	23.49
Forfeited	(4)	18.69
Non-vested at December 31, 2017	746	20.88
Granted	242	49.97
Vested	(296)	21.70
Forfeited	(16)	28.40
Non-vested at December 31, 2018	676	30.75
Granted	279	59.75
Vested	(148)	24.26
Forfeited	(21)	43.90
Non-vested at December 31, 2019	786	$41.88

The total amount of unrecognized compensation expense related to non-vested restricted stock units as of December 31, 2019 was approximately $17.5 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

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
The Convertible Senior Notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the notes. The Convertible Senior Notes became convertible on March 31, 2018 and remained convertible through December 31, 2019.
The following table reconciles net income (loss) and the weighted-average shares used in computing basic and diluted earnings per share in the respective periods (in thousands):

	Year ended December 31,
	2019	2018	2017
Numerator:
Net income (loss) used for basic earnings per share	$72,921	$74,183	$(8,165)
Interest expense on Convertible Senior Notes, net of tax	1,848	4,927	—
Net income (loss) used for diluted earnings per share, if-converted method	$74,769	$79,110	$(8,165)

Basic weighted-average common shares outstanding	40,860	37,995	33,734
Potentially dilutive shares issuable from Convertible Senior Notes	1,062	2,850	—
Potentially dilutive shares issuable from stock options and unvested RSUs	1,189	1,709	—
Diluted weighted-average common shares outstanding, if-converted	43,111	42,554	33,734
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	199	161	37

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

The components of lease expense and supplemental cash flow information related to leases were as follows (in thousands):

Year ended December 31,
2019
Finance lease ROU asset amortization	$314
Finance lease interest expense	835
Total finance lease costs	1,149
Operating lease costs	10,130
Total lease costs	$11,279

Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$9,385
Operating cash flows from finance leases	$835
ROU assets obtained in exchange for new lease liabilities
Operating leases	$12,231
Finance leases	$1,369

The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancelable leases at the end of 2019 are as follows (dollars in thousands):

Years ending December 31,	Operating	Finance
2020	$10,603	$1,264
2021	10,812	1,272
2022	9,836	1,282
2023	9,458	1,293
2024	9,446	1,106
Thereafter	80,300	2,097
Total lease payments	130,455	8,314
Less: imputed interest	(30,816)	(3,465)
Total	99,639	4,849
Less: current portion	(6,412)	(474)
Non-current portion	$93,227	$4,375

Weighted average remaining lease term	12.2 years	5.6 years
Weighted average discount rate	4%	18%

Summers Ridge Lease — The Company leased two of the four buildings that are located on the Summers Ridge Property in San Diego, California with an initial term of 15 years beginning as of January 2018 with options to extend the lease for two additional five-year terms upon satisfaction of certain conditions, which have not been included in the determination of the lease term. The lease is subject to must-take provisions related to two additional buildings, which will have the same lease term as the buildings originally leased. The lease for one building commenced during the year ended December 31, 2019, at which time the Company relocated its headquarters into the facility. The remaining building is subject to the expiration of the lease with its current tenant for which the expiration date is not yet known.
As a result of the relocation of its headquarters, the Company recorded an impairment charge of $1.5 million during the year ended December 31, 2019 related to the ROU asset and leasehold improvements for the existing headquarters facility. Such impairment loss was measured using discounted cash flows and available market data and recorded within acquisition and integration costs in the accompanying Consolidated Statements of Operations. The company entered into an agreement to sublease its former headquarters building in January 2020, with minimum rent of $2.5 million under the sublease agreement.
McKellar Lease — During 1999, the Company completed a sale and leaseback transaction of its San Diego facility at McKellar Court to a partnership for which the Company is a 25% limited partner. The partnership is deemed to be a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not have the power to direct the activities of the partnership and does not have the obligation to absorb losses or receive benefits of the partnership that could potentially be significant to the partnership. The McKellar Court lease ends in December 2020 and contains options to extend the lease for three additional five-year periods, of which one five-year period is included in the determination of the term. The Company made lease payments to the partnership of approximately $1.0 million for the year ended December 31, 2019 and $0.9 million for each of the years ended December 31, 2018 and 2017, respectively.
Purchase Commitments
The Company has $15.1 million in firm inventory purchase commitments as of December 31, 2019, the majority of which will be purchased within the next twelve months.
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
On October 1, 2019, Beckman filed a petition for review of the Court of Appeal’s ruling with the Supreme Court of California (the “Supreme Court”). We subsequently filed an answer to Beckman’s petition, Beckman filed a response to our reply and on November 13, 2019, the Supreme Court granted review of the Court of Appeal ruling, with further action in this matter being deferred pending consideration and disposition of a related issue in Ixchel Pharma v. Biogen, or pending further order of the Supreme Court.
On November 22, 2019, the trial court continued the stay at the trial court level and scheduled a status conference for

December 11, 2020.
Quidel denies that the Exclusivity Provision is unlawful, denies any liability with respect to this matter, and intends to vigorously defend itself. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter, some of which are subject to review by the Supreme Court; and (3) discovery is ongoing. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
From time to time, the Company is involved in other litigation and proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to our business. The Company accrues for legal claims when, and to the extent that, amounts associated with the claims become probable and are reasonably estimable. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition or results of operations or liquidity. No accrual has been recorded as of December 31, 2019 and December 31, 2018 related to such matters as they are not probable and/or reasonably estimable.
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
Licensing Arrangements
The Company has entered into various licensing and royalty agreements, which largely require payments by the Company based on specified product sales as well as the achievement of specified milestones. The Company had royalty and license expenses relating to those agreements of approximately $1.1 million, $0.4 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 9. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented 33%, 32% and 18% of total revenue for the years ended December 31, 2019, 2018 and 2017, respectively, of which sales to customers in China comprised 13%, 10% and 1%, respectively. As of December 31, 2019 and 2018, balances due from foreign customers were $23.0 million and $23.4 million, respectively. For the years ended December 31, 2019, 2018 and 2017, sales of our influenza products accounted for 26%, 24%, and 39% respectively, of total revenue.

The Company had sales to individual customers in excess of 10% of total revenue, as follows:

	Year ended December 31,
	2019	2018	2017
Customer:
A	18%	19%	20%
B	15%	13%	13%
C	13%	12%	21%
	46%	44%	54%

As of December 31, 2019 and 2018, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $67.4 million and $33.3 million, respectively.

The following presents long-lived assets (excluding intangible assets) and total net revenue by geographic territory (in thousands):

	Long-lived assets as of December 31,		Total revenue for the years ended December 31,
	2019	2018	2019	2018	2017
Domestic	$78,254	$72,569	$358,381	$354,895	$227,611
Foreign	1,508	1,332	176,509	167,390	50,132
Total	$79,762	$73,901	$534,890	$522,285	$277,743

Consolidated net revenues by product category are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Rapid Immunoassay	$191,736	$183,160	$165,099
Cardiac Immunoassay	266,505	266,524	47,030
Specialized Diagnostic Solutions	54,933	53,243	51,978
Molecular Diagnostic Solutions	21,716	19,358	13,636
Total revenues	$534,890	$522,285	$277,743

Note 10. Fair Value Measurement
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$321	$—	$321	$—	$—	$—	$—
Total assets measured at fair value	$—	$321	$—	$321	$—	$—	$—	$—
Liabilities:
Derivative liabilities	$—	$433	$—	$433	$—	$—	$—	$—
Contingent consideration	—	—	16,535	16,535	—	—	19,112	19,112
Deferred consideration	—	151,382	—	151,382	—	187,158	—	187,158
Total liabilities measured at fair value	$—	$151,815	$16,535	$168,350	$—	$187,158	$19,112	$206,270

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 31, 2019 and 2018.
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

The Company assesses the fair value of contingent consideration to be settled in cash related to these prior acquisitions using a discounted revenue model. Significant assumptions used in the measurement include revenue projections and discount rates. This fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represent Level 3 measurements. The changes in fair value of the contingent considerations during the years ended 2019, 2018 and 2017 were due to changes in the estimated payments and discounting periods.

Changes in estimated fair value of contingent consideration liabilities from December 31, 2016 through December 31, 2019 are as follows (in thousands):

Contingent consideration liability (Level 3 measurement)
Balance at December 31, 2016	$5,175
Cash payments	(498)
Change in estimated fair value, recorded in cost of sales	(81)
Additional liability recorded for the BNP Business	19,700
Unrealized loss on foreign currency translation	5
Balance at December 31, 2017	24,301
Cash payments	(6,303)
Change in estimated fair value, recorded in general and administrative expenses	1,114
Balance at December 31, 2018	19,112
Cash payments	(4,044)
Change in estimated fair value recorded in general and administrative expenses	1,467
Balance at December 31, 2019	$16,535

Note 11. Employee Benefit Plan
The Company has a defined contribution 401(k) plan (the “401(k) Plan”) covering all employees who are eligible to join the 401(k) Plan upon employment. Employee contributions are subject to a maximum limit by federal law. This Plan includes an employer match of 50% on the first 6% of pay contributed by the employee. The Company contributed approximately $2.5 million, $2.6 million and $1.5 million to the 401(k) Plan during the years ended December 31, 2019, 2018 and 2017, respectively.
Note 12. Derivatives and Hedging
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

The following table summarizes the fair value and notional amounts of the foreign currency forward contracts as of December 31, 2019 (in thousands):

	December 31, 2019
	Notional Amount	Fair Value, Net
Prepaid expenses and other current assets	$27,944	$321
Other current liabilities	$6,219	$433

Note 13. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2019
Total revenues	$147,968	$108,252	$126,492	$152,178
Gross profit	$90,927	$59,179	$75,859	$94,840
Operating income	$31,153	$5,818	$20,682	$35,063
Net income	$24,844	$1,270	$16,181	$30,626
Basic income per share	$0.63	$0.03	$0.39	$0.73
Diluted income per share	$0.60	$0.03	$0.38	$0.71
2018
Total revenues	$169,143	$103,155	$117,399	$132,588
Gross profit	$106,271	$57,668	$69,642	$82,132
Operating income	$51,093	$404	$16,894	$27,538
Net income (loss)	$33,958	$(3,076)	$10,822	$32,479
Basic income (loss) per share	$0.96	$(0.08)	$0.28	$0.82
Diluted income (loss) per share	$0.86	$(0.08)	$0.27	$0.78

SCHEDULE II
QUIDEL CORPORATION
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions charged to expense or as reductions to revenue (1)	Deductions (2)	Balance at end of period

	(in thousands)
Year ended December 31, 2019:
Accounts receivable allowance	$11,979	$65,649	$(61,668)	$15,960
Year ended December 31, 2018:
Accounts receivable allowance	$12,309	$65,142	$(65,472)	$11,979
Year ended December 31, 2017:
Accounts receivable allowance	$7,165	$36,449	$(31,305)	$12,309

(1)	Represents charges associated primarily to allowances for contracts rebates recorded as reductions to revenue. Additions to allowance for doubtful accounts are recorded to sales and marketing expense.

(2)	The deductions represent actual charges against the accrual described above.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Quidel Corporation
Opinion on Internal Control over Financial Reporting
We have audited Quidel Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Quidel Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders‘ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and schedule listed in the Index at Item 15(a)(2) and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
San Diego, California
February 13, 2020

Item 9B. Other Information
2020 Annual Meeting of Stockholders
The Company’s 2020 Annual Meeting of Stockholders will be held on Tuesday, May 5, 2020, beginning at 8:30 a.m. (local time) at the Inn of the Hills, 1001 Junction Hwy, Kerrville, Texas 78028.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our 2020 proxy statement, which will be filed with the SEC no later than April 30, 2020 (the “2020 Proxy Statement”). Information with respect to the Company’s executive officers is included under Part 1 of this Annual Report.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our 2020 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our 2020 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

(a)	(1) Financial Statements
The Consolidated Financial Statements required by this Item are submitted in Part II, Item 8 of this Form 10-K.
(2) Financial Statement Schedules
The following Financial Statement Schedule of Quidel Corporation for the years ended December 31, 2019, 2018 and 2017 is submitted in Part II, Item 8 of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Quidel Corporation:
Schedule II. Consolidated Valuation and Qualifying Accounts.
Financial Statement Schedules not listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.
(3) Exhibits. See Paragraph 15(b) below.

(b)	Exhibits
The Exhibit Index immediately following this Item 15 is filed as part of, and incorporated by reference into, this Annual Report on Form 10-K.

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

4.5*	Description of Quidel Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.

10.1(1)	Registrant’s Amended and Restated 1983 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed on April 14, 2016.)

10.2(1)	Registrant’s Amended and Restated 2018 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 12, 2018.)

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

10.26	Amended and Restated Triage Purchase Agreement, dated September 15, 2017. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 6, 2017.)

10.27	Amended and Restated BNP Purchase Agreement, dated September 15, 2017. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on October 6, 2017.)

10.28	Summers Ridge Lease. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 9, 2018.)

10.29(1)
Employment Offer Letter, dated October 16, 2017, between the Registrant and Ratan S. Borkar. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.30(1)
Agreement Re: Change in Control, entered into on October 16, 2017, between the Registrant and Ratan S. Borkar. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.31(1)	2018 Annual Equity Incentive Plan Grants to the Registrant's Executive Officers. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on January 22, 2018.)

10.32(1)
Agreement Re: Change in Control, entered into on February 11, 2019, between the Registrant and Karen Gibson. (Incorporated by reference to Exhibit 10.1(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

10.33
Amended and Restated Credit Agreement, by and among Company, as Borrower, Bank of America, N.A.as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank Of America Merrill Lynch and JP Morgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Lead Bookrunners, dated as of August 31, 2018. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.)

10.34(1)	Form of Restricted Stock Unit Award Grant Notice. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.).

10.35(1)	Form of Restricted Stock Unit Award Grant Notice. (Performance Based) (Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.).

10.36(1)	Form of Restricted Stock Unit Award Grant Notice. (Time Based) (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.).

10.37(1)
Form of Notice of Grant of Nonqualified Stock Options and Option Agreement. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.).

10.38(1)	Form of Restricted Stock Unit Award Grant Notice. (Deferred) (Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.).

10.39(1)	2019 Annual Equity Incentive Plan Grants to the Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 6, 2019.)

10.40(1)	2020 Cash Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 5, 2020.)

10.41(1)	2020 Annual Equity Incentive Plan Grants to the Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 5, 2020.)

10.42(1)	Individual Retirement Program for Randall Steward. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 22, 2019.)

10.43(1)	Individual Retirement Program for Werner Kroll. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K files on February 4, 2020.)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer of the Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certifications by Principal Executive Officer and Principal Financial and Accounting Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

*	Filed / furnished herewith

(1)	Indicates a management plan or compensatory plan or arrangement.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUIDEL CORPORATION
	By	/s/ DOUGLAS C. BRYANT
Date: February 13, 2020		Douglas C. Bryant President, Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DOUGLAS C. BRYANT	Director, President, Chief Executive Officer (Principal Executive Officer)	February 13, 2020
Douglas C. Bryant

/s/ RANDALL J. STEWARD	Chief Financial Officer, (Principal Financial and Accounting Officer)	February 13, 2020
Randall J. Steward

/s/ KENNETH F. BUECHLER	Chairman of the Board	February 13, 2020
Kenneth F. Buechler

/s/ EDWARD L. MICHAEL	Director	February 13, 2020
Edward L. Michael

/s/ KATHY P. ORDOÑEZ	Director	February 13, 2020
Kathy P. Ordoñez

/s/ MARY LAKE POLAN	Director	February 13, 2020
Mary Lake Polan

/s/ JACK W. SCHULER	Director	February 13, 2020
Jack W. Schuler

/s/ CHARLES P. SLACIK	Director	February 13, 2020
Charles P. Slacik

/s/ MATTHEW W. STROBECK	Director	February 13, 2020
Matthew W. Strobeck

/s/ KENNETH J. WIDDER	Director	February 13, 2020
Kenneth J. Widder