Form 10-Q
period 2020-03-31
QUIDEL CORP /DE/
filed 2020-05-07
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 1, 2020, 41,999,003 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1. Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$108,770	$52,775
Accounts receivable, net	102,146	94,496
Inventories	58,708	58,086
Prepaid expenses and other current assets	16,855	16,870
Total current assets	286,479	222,227
Property, plant and equipment, net	79,915	79,762
Right-of-use assets	90,490	92,119
Goodwill	337,017	337,018
Intangible assets, net	141,268	148,112
Deferred tax asset	24,424	24,502
Other non-current assets	7,173	7,127
Total assets	$966,766	$910,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,153	$26,701
Accrued payroll and related expenses	14,195	17,286
Operating lease liabilities	6,523	6,412
Contingent consideration	5,936	5,969
Deferred consideration	42,000	42,000
Convertible Senior Notes	12,777	12,661
Other current liabilities	21,612	14,862
Total current liabilities	136,196	125,891
Operating lease liabilities - non-current	91,571	93,227
Deferred consideration - non-current	111,277	109,382
Contingent consideration - non-current	10,565	10,566
Other non-current liabilities	11,958	11,981
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000 shares authorized; none issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 97,500 shares authorized; 41,996 and 41,868 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	42	42
Additional paid-in capital	430,499	425,557
Accumulated other comprehensive loss	(263)	(463)
Retained earnings	174,921	134,684
Total stockholders’ equity	605,199	559,820
Total liabilities and stockholders’ equity	$966,766	$910,867
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2020	2019
Total revenues	$174,653	$147,968
Cost of sales	59,662	57,041
Gross profit	114,991	90,927
Research and development	16,379	13,930
Sales and marketing	30,738	29,589
General and administrative	14,332	13,431
Acquisition and integration costs	1,914	2,824
Total operating expenses	63,363	59,774
Operating income	51,628	31,153
Interest and other expense, net	2,807	4,582
Income before income taxes	48,821	26,571
Provision for income taxes	8,584	1,727
Net income	$40,237	$24,844
Basic earnings per share	$0.96	$0.63
Diluted earnings per share	$0.93	$0.60
Shares used in basic per share calculation	42,056	39,704
Shares used in diluted per share calculation	43,403	42,907
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$40,237	$24,844
Other comprehensive income (loss)
Changes in cumulative translation adjustment, net of tax	(65)	(248)
Changes in unrealized gains (losses) from cash flow hedges:
Net unrealized gains on derivative instruments	406	290
Reclassification of net realized gains on derivative instruments included in net income	(141)	—
Total change in unrealized gains from cash flow hedges, net of tax	265	290
Comprehensive income	$40,437	$24,886
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at December 31, 2019	41,868	$42	$425,557	$(463)	$134,684	$559,820
Issuance of common stock under equity compensation plans	153	—	3,571	—	—	3,571
Stock-based compensation expense	—	—	3,325	—	—	3,325
Repurchases of common stock	(25)	—	(1,954)	—	—	(1,954)
Other comprehensive gain, net of tax	—	—	—	200	—	200
Net income	—	—	—	—	40,237	40,237
Balance at March 31, 2020	41,996	$42	$430,499	$(263)	$174,921	$605,199

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at December 31, 2018	39,386	$39	$363,921	$(139)	$61,763	$425,584
Issuance of common stock under equity compensation plans	444	1	8,816	—	—	8,817
Stock-based compensation expense	—	—	2,887	—	—	2,887
Repurchases of common stock	(24)	—	(1,476)	—	—	(1,476)
Other comprehensive gain, net of tax	—	—	—	42	—	42
Net income	—	—	—	—	24,844	24,844
Balance at March 31, 2019	39,806	$40	$374,148	$(97)	$86,607	$460,698

QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands; unaudited)
	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$40,237	$24,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	12,480	11,971
Stock-based compensation expense	3,878	3,588
Amortization of debt discount and deferred issuance costs	217	602
Accretion of interest on deferred consideration	1,895	2,343
Change in deferred tax assets and liabilities	78	—
Changes in assets and liabilities:
Accounts receivable	(7,737)	(10,682)
Inventories	(602)	682
Prepaid expenses and other current and non-current assets	321	3,995
Accounts payable	6,639	1,802
Accrued payroll and related expenses	(2,860)	(6,969)
Other current and non-current liabilities	6,634	721
Net cash provided by operating activities:	61,180	32,897
INVESTING ACTIVITIES:
Acquisitions of property, equipment and intangibles	(5,884)	(4,993)
Net cash used for investing activities:	(5,884)	(4,993)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,805	6,847
Payments on Revolving Credit Facility	—	(20,000)
Payments on finance lease obligation	(112)	(38)
Repurchases of common stock	(1,954)	(1,476)
Payments of acquisition contingent consideration	(34)	(12)
Net cash provided by (used for) financing activities:	705	(14,679)
Effect of exchange rates on cash	(6)	18
Net increase in cash and cash equivalents	55,995	13,243
Cash and cash equivalents, beginning of period	52,775	43,695
Cash and cash equivalents, end of period	$108,770	$56,938

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of property, equipment and intangibles by incurring current liabilities	$860	$1,728
Reduction of other current liabilities upon issuance of restricted share units	$767	$1,970
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
The information at March 31, 2020, and for the three months ended March 31, 2020 and 2019, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s 2019 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2020 and 2019, the Company’s fiscal year will end or has ended on January 3, 2021 and December 29, 2019, respectively. For 2020 and 2019, the Company’s first quarter ended on March 29, 2020 and March 31, 2019, respectively. For ease of reference, the calendar quarter end dates are used herein. The three-month periods ended March 31, 2020 and 2019 each included 13 weeks.
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
Significant Accounting Policies
During the three months ended March 31, 2020, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
The Convertible Senior Notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the notes. The Senior Convertible Notes became convertible on March 31, 2018 and remained convertible through March 31, 2020.

The following table reconciles net income and the weighted-average shares used in computing basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income used for basic earnings per share	$40,237	$24,844
Interest expense on Convertible Senior Notes, net of tax	181	791
Net income used for diluted earnings per share, if-converted method	$40,418	$25,635

Basic weighted-average common shares outstanding	42,056	39,704
Dilutive potential shares issuable from Convertible Senior Notes	410	1,825
Dilutive potential shares issuable from stock options and unvested RSUs	937	1,378
Diluted weighted-average common shares outstanding, if-converted	43,403	42,907
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	97	149
Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
Note 3. Balance Sheet Account Details
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$22,508	$23,294
Work-in-process (materials, labor and overhead)	19,662	20,514
Finished goods (materials, labor and overhead)	16,538	14,278
Total inventories	$58,708	$58,086
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Other receivables	$8,645	$7,857
Prepaid expenses	5,952	4,568
Income taxes receivable	—	2,560
Other	2,258	1,885
Total prepaid expenses and other current assets	$16,855	$16,870

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Customer incentives	$8,848	$7,369
Income and other taxes payable	6,783	1,214
Customer deposits	79	1,500
Other	5,902	4,779
Total other current liabilities	$21,612	$14,862

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
The Company recognized income tax provisions of $8.6 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s 18% effective tax rate for the three months ended March 31, 2020 and 6% effective tax rate for the three months ended March 31, 2019 differed from the federal statutory rate of 21% primarily due to the discrete impact of excess tax deductions from stock-based compensation, the benefit from research and development (“R&D”) credits and the benefit from corporate deductions attributable to Foreign Derived Intangible Income (“FDII”).
The Company is subject to periodic audits by domestic and foreign tax authorities. Due to the carryforward of unutilized credits, the Company’s federal tax years from 2009 and forward are subject to examination by the U.S. authorities. The Company’s state and foreign tax years for 2001 and forward are subject to examination by applicable tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax laws applied to the facts of each matter.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020. The CARES Act includes, among other things, refundable payroll tax credits, deferment of employer side social security payments and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. These amendments allow for retroactive accelerated income tax depreciation on certain of our leasehold improvement assets. We are currently assessing the impact of these provisions to our financial statements.
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
During the first quarter of 2020, the last reported sales price of the Company’s common stock was greater than 130% of the Convertible Senior Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. Consequently, the Convertible Senior Notes were convertible as of March 31, 2020. If the Convertible Senior Notes were converted as of March 31, 2020, the if-converted amount would exceed the principal by $0.6 million. The Convertible Senior Notes may be settled at the Company’s option in cash or a combination of cash and shares of common stock.
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. During the three months ended March 31, 2020, the Company recorded total interest expense of $0.2 million related to the Convertible Senior Notes, of which $0.1 million related to the amortization of the debt discount and issuance costs and $0.1 million related to the coupon due semi-annually. During the three months ended March 31, 2019, the Company recorded total interest expense of $1.0 million related to the Convertible Senior Notes of which $0.5 million related to the amortization of the debt discount and issuance costs and $0.5 million related to the coupon due semi-annually.
The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market price and is a Level 2 measurement.

	March 31, 2020	December 31, 2019
Principal amount outstanding	$13,131	$13,131
Unamortized discount of liability component	(312)	(415)
Unamortized debt issuance costs	(42)	(55)
Net carrying amount of liability component	$12,777	$12,661
Carrying value of equity component, net of issuance costs	$2,265	$2,265
Fair value of outstanding Convertible Senior Notes	$38,633	$30,991
Remaining amortization period of discount on the liability component	0.8 years	1.0 year
Credit Agreement
On August 31, 2018, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) which provides the Company with a $175.0 million Revolving Credit Facility. There is no balance outstanding as of March 31, 2020. The Credit Agreement has a term of five years and matures on August 31, 2023.
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
The Credit Agreement is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets, and contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, dividends and other distributions, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of 3.50 to 1.00, which ratio may be increased to 4.50 to 1.00 in case of certain qualifying acquisitions; and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with all financial covenants as of March 31, 2020.
Interest expense recognized under the Credit Agreement, including amortization of deferred issuance cost, was $0.2 million for the three months ended March 31, 2020 and $0.6 million for the three months ended March 31, 2019.
Note 6. Stockholders’ Equity
Issuances of Common Stock
A summary of the status of stock option activity for the three months ended March 31, 2020 is as follows (in thousands, except price data):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2019	944	$30.63
Granted	121	77.16
Exercised	(65)	21.26
Forfeited	(12)	43.34
Outstanding at March 31, 2020	988	$36.77
A summary of the status of restricted stock unit activity for the three months ended March 31, 2020 is as follows (in thousands, except price data):

	Shares	Weighted-average grant date fair value
Non-vested December 31, 2019	786	$41.88
Granted	186	77.53
Vested	(60)	18.21
Forfeited	(17)	49.85
Non-vested at March 31, 2020	895	$50.74
During the three months ended March 31, 2020, the Company issued 27,826 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”).
Stock-Based Compensation
The expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Income was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$258	$280
Research and development	642	565
Sales and marketing	1,297	1,119
General and administrative	1,681	1,624
Total stock-based compensation expense	$3,878	$3,588
As of March 31, 2020, total unrecognized compensation expense was $35.7 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.35%	2.51%
Expected option life (in years)	5.14	5.68
Volatility rate	39%	39%
Dividend rate	0%	0%
Weighted-average grant date fair value	$28.24	$23.67
The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the three months ended March 31, 2020 and 2019 was $77.53 and $59.45, respectively.
Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three months ended March 31, 2020 or 2019.
Note 7. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented $41.2 million (24%) and $41.5 million (28%) of total revenue for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, accounts receivable due from foreign customers were $24.1 million and $23.0 million, respectively.
The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Three Months Ended March 31,
	2020	2019
Customer:
A	21%	17%
B	19%	17%
C	10%	7%
D	10%	13%
Total:	60%	54%
As of March 31, 2020 and December 31, 2019, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $73.9 million and $67.4 million, respectively.
Consolidated total revenues by product category for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Rapid Immunoassay	$95,930	$62,494
Cardiometabolic Immunoassay	53,901	65,872
Specialized Diagnostic Solutions	16,459	13,854
Molecular Diagnostic Solutions	8,363	5,748
Total revenues	$174,653	$147,968

Note 8. Commitments and Contingencies
Leases
We lease administrative, research and development, sales and marketing and manufacturing facilities and certain equipment under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases, and may contain clauses for rent escalation, renewal options or early termination.
Summers Ridge Lease — The Company leases three of the four buildings that are located on the Summers Ridge Property in San Diego, California with an initial term through January 2033 with options to extend the lease for two additional five-year terms upon satisfaction of certain conditions, which have not been included in the determination of the lease term. The lease is subject to must-take provisions related to one additional building, which will have the same lease term as the three buildings originally leased. The remaining building is subject to the expiration of the lease with its current tenant for which the expiration date is not yet known.
As a result of the relocation of the Company’s headquarters to the Summers Ridge Property, the Company entered into a sublease of its former headquarters building in January 2020, with minimum rent of $2.4 million under the sublease agreement. Lease income for the three months ended March 31, 2020 was $0.1 million.
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
Note 9. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$70,000	$—	$—	$70,000	$—	$—	$—	$—
Derivative assets	—	458	—	458	—	321	—	321
Total assets measured at fair value	$70,000	$458	$—	$70,458	$—	$321	$—	$321
Liabilities:
Derivative liabilities	$—	$147	$—	$147	$—	$433	$—	$433
Contingent consideration	—	—	16,501	16,501	—	—	16,535	16,535
Deferred consideration	—	153,277	—	153,277	—	151,382	—	151,382
Total liabilities measured at fair value	$—	$153,424	$16,501	$169,925	$—	$151,815	$16,535	$168,350
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three-month periods ended March 31, 2020 and the year ended December 31, 2019.
Cash equivalents consist of funds held in government money market accounts that are valued using quoted prices in active markets for identical instruments. Derivative financial instruments are measured based on observable inputs that are corroborated by market data. Observable inputs include broker quotes and daily market foreign currency rates and forward pricing curves.
In connection with the acquisition of the BNP Business, the Company pays annual installments of $40.0 million each in deferred consideration through April 2023 and up to $8.0 million each in contingent consideration through April 2022. The fair value of the deferred consideration is calculated based on the net present value of cash payments using an estimated borrowing rate based on a quoted price for a similar liability. The Company recorded $1.9 million for the accretion of interest on the deferred consideration during the three months ended March 31, 2020. The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Significant assumptions used in the measurement include revenue projections and discount rates that are not observed in the market and thus represent Level 3 measurements. The discount rate of 4.0% used as of March 31, 2020 was based on estimated borrowing rate for a similar liability.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2019 through March 31, 2020 were as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2019	$16,535
Cash payments	(34)
Balance at March 31, 2020	$16,501

Note 10. Derivatives and Hedging
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses designated cash flow hedges in the form of foreign currency forward contracts to mitigate the impact of foreign currency translation on transactions that are denominated primarily in the Euro and the Chinese Yuan. The Company also uses non-designated forward contracts to hedge non-functional currency denominated balance sheet assets. All hedging relationships for all designated derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions, are formally documented. The duration of these forward contracts are generally less than one year. The Company does not use any derivative financial instruments for trading or other speculative purposes.
Such forward foreign currency contracts are carried at fair value in prepaid expenses and other current assets or other current liabilities depending on the unrealized gain or loss position of the hedged contract as of the balance sheet date. Changes in the value of the designated derivatives are recorded to other comprehensive income (loss) until the underlying hedged item is recognized in earnings, or the derivative no longer qualifies as a highly effective hedge. Changes in the value of non-designated derivatives are recorded to other income/expense, net. The cash flows from derivatives treated as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged.
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
The following table summarizes the fair value and notional amounts of designated and non-designated foreign currency forward contracts as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Notional Amount	Fair Value, Net	Notional Amount	Fair Value, Net
Designated cash flow hedges:
Prepaid expenses and other current assets	$23,828	$429	$27,944	$321
Other current liabilities	$12,157	$147	$6,219	$433

Non-designated forward contracts:
Prepaid expenses and other current assets	$7,906	$29	$—	$—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation: the impact of the novel virus (COVID-19) global pandemic; adverse changes in competitive conditions, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, lower than anticipated market penetration of our products, our reliance on sales of our influenza and other respiratory or novel virus diagnostic tests, fluctuations in our operating results resulting from the timing of the onset, length and severity of cold and flu seasons, seasonality, government and media attention focused on influenza and other respiratory or novel viruses and the related potential impact on humans from such viruses, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors, and changes in the healthcare market and consolidation of our customer base; our development, acquisition and protection of proprietary technology rights; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our exposure to claims and litigation that could result in significant expenses and could ultimately result in an unfavorable outcome for us, including the ongoing litigation between us and Beckman Coulter, Inc.; intellectual property risks, including but not limited to, infringement litigation; our need for additional funds to finance our capital or operating needs; the financial soundness of our customers and suppliers; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; failures or delays in receipt of new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities or loss of any previously received regulatory approvals or clearances or other adverse actions by regulatory authorities; changes in government policies; costs of and adverse operational impact from failure to comply with government regulations in addition to FDA regulations; compliance with government regulations relating to the handling, storage and disposal of hazardous substances; third-party reimbursement policies and potential cost constraints; our failure to comply with laws and regulations relating to billing and payment for healthcare services; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance; costs and disruptions from failures in our information technology and storage systems; our exposure to data corruption, cyber-based attacks, security breaches and privacy violations; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, compliance with legal requirements, tariffs, exposure to currency exchange fluctuations and foreign currency exchange risk, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, social, political and economic instability, increased financial accounting and reporting burdens and complexities, taxes, and diversion of lower priced international products into U.S. markets; changes in tax rates and exposure to additional tax liabilities or assessments; risks relating to our acquisition and integration of the Triage MeterPro Cardiovascular and toxicology business and B-type Naturietic Peptide assay business (the “Triage and BNP Businesses”); that we may have to write off goodwill relating to our acquisitions; our ability to manage our growth strategy and identify and integrate acquired companies or technologies and our ability to obtain financing; the level of our indebtedness and deferred payment obligations; our ability to generate sufficient cash to meet our debt service and deferred and contingent payment obligations; that our Revolving Credit Facility is secured by substantially all of our assets; the agreements for our indebtedness place operating and financial restrictions on us and our ability to operate our business; that an event of default could trigger acceleration of our outstanding indebtedness; that we may incur additional indebtedness; increases in interest rate relating to our variable rate debt; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and the indenture governing our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; our intention of not paying dividends; and our ability to identify and successfully acquire and integrate potential acquisition targets. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the remainder of 2020 regarding our strategy, revenue growth, gross margins and earnings, including the sources of expected growth; that we expect to continue to make substantial expenditures for research and development activities; the nature and amount of projected capital expenditures for the remainder of 2020 and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals, initiatives and objectives; our strategy, exposure to, and defenses against, claims and litigation, including the pending litigation with Beckman; the sufficiency of our liquidity and our short-term needs for capital; the sufficiency of our insurance coverage; that we may incur additional debt or issue additional equity; and our intention to continue to evaluate technology, product lines and acquisition and licensing opportunities. The risks described under “Risk Factors” in Item 1A Part II of this quarterly report on Form 10-Q and item 1A of our Annual Report on

Form 10-K for the year ended December 31, 2019, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, whether as a result of new information, future events or otherwise.
The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto beginning on page 3 of this Quarterly Report.
Overview
We have a leadership position in the development, manufacturing and marketing of rapid diagnostic testing solutions. These diagnostic testing solutions are separated into our four product categories: rapid immunoassay, cardiometabolic immunoassay, specialized diagnostic solutions and molecular diagnostic solutions. We sell our products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, urgent care clinics, leading universities, retail clinics, pharmacies and wellness screening centers. We market our products through a network of distributors and through a direct sales force. We operate in one business segment that develops, manufactures and markets our four product categories.
Outlook
We anticipate continued revenue growth during the remainder of 2020, including a favorable impact from the sale of testing products related to the COVID-19 pandemic, with a positive impact on gross margin and earnings. We expect continued and significant investment in research and development activities as we develop our next generation immunoassay and molecular platforms, including our most recent focus on the development of assays to address the COVID-19 pandemic. We will continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we will continue to evaluate opportunities to acquire new product lines, technologies and companies.
Three months ended March 31, 2020 compared to the three months ended March 31, 2019
Total Revenues
The following table compares total revenues for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	$	%
Rapid Immunoassay	$95,930	$62,494	$33,436	54%
Cardiometabolic Immunoassay	53,901	65,872	(11,971)	(18)%
Specialized Diagnostic Solutions	16,459	13,854	2,605	19%
Molecular Diagnostic Solutions	8,363	5,748	2,615	45%
Total revenues	$174,653	$147,968	$26,685	18%
For the three months ended March 31, 2020, total revenue increased to $174.7 million from $148.0 million in the prior period. The Rapid Immunoassay category was the largest contributor to revenue growth, primarily resulting from respiratory products, bolstered by a strong respiratory season. Molecular products grew 45% over prior year, driven by continued revenue growth on the Solana platform as well as sales from our Lyra SARS-CoV-2 assay. The increase in Specialized Diagnostic Solutions was also driven by higher sales of respiratory products. The decrease in Cardiometabolic Immunoassay sales was driven mainly by lower demand resulting from the COVID-19 pandemic. Currency exchange rate impact for the quarter was unfavorable by $0.5 million, which had a minimal impact on the growth rate.

Gross Profit
Gross profit increased to $115.0 million, or 66% of revenue for the three months ended March 31, 2020, compared to $90.9 million, or 61% of revenue for the three months ended March 31, 2019. The increased gross profit was driven by higher sales volumes, favorable product mix, higher manufacturing overhead absorption and improved geographic mix. This was partially offset by increased incentives to our distribution channel partners associated with higher sales volumes in the quarter. Gross margin increased compared to the same period in the prior year due to higher manufacturing overhead absorption as well as favorable product and geographic mix.
Operating Expenses
The following table compares operating expenses for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,
	2020		2019
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$16,379	9%	$13,930	9%	$2,449	18%
Sales and marketing	$30,738	18%	$29,589	20%	$1,149	4%
General and administrative	$14,332	8%	$13,431	9%	$901	7%
Acquisition and integration costs	$1,914	1%	$2,824	2%	$(910)	(32)%

Research and Development Expense
Research and development expense for the three months ended March 31, 2020 increased from $13.9 million to $16.4 million due primarily to higher employee-related costs, increased spending on clinical trials and Sofia assay and next-generation platform development projects.
Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the three months ended March 31, 2020 increased from $29.6 million to $30.7 million due primarily to higher employee-related costs driven by improved performance during the current quarter.
General and Administrative Expense
General and administrative expense for the three months ended March 31, 2020 increased from $13.4 million to $14.3 million compared with the prior year period primarily due to higher employee related costs driven by improved performance during the current quarter.
Acquisition and Integration Costs
Acquisition and integration costs of $1.9 million for the three months ended March 31, 2020 primarily related to the evaluation of new business development opportunities. Acquisition and integration costs of $2.8 million for the three months ended March 31, 2019 consisted primarily of global operation integration costs.
Other Expense, Net
Interest and other expense, net decreased from $4.6 million to $2.8 million. Interest and other expense, net primarily relates to accretion of interest on the deferred consideration, coupon and accretion of interest related to our Convertible Senior Notes and amortization of deferred financing costs associated with our Credit Agreement. The decrease in interest expense of $1.8 million over the prior year was primarily due to lower debt balances under the Company’s Convertible Senior Notes,

Revolving Credit Facility and lower accretion of interest as the total deferred consideration liability outstanding declined through 2019. See further discussion in Note 5 of the Notes to the Consolidated Financial Statements in this Quarterly Report.
Income Taxes
For the three months ended March 31, 2020 and 2019 respectively, the income tax expense was $8.6 million and $1.7 million. The higher tax expense for the three months ended March 31, 2020 compared to the same period in the prior year is a result of higher pre-tax profits partially offset by lower discrete tax benefits recorded in 2020 for excess tax benefits of stock-based compensation.

Liquidity and Capital Resources
As of March 31, 2020 and December 31, 2019, the principal sources of liquidity consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$108,770	$52,775
Amount available to borrow under the Revolving Credit Facility	$175,000	$175,000
Working capital including cash and cash equivalents	$150,283	$96,336
Adjusted working capital (1)	$163,060	$108,997
(1) The Convertible Senior Notes of $12.8 million and $12.7 million as of March 31, 2020 and December 31, 2019 respectively are excluded from the adjusted working capital amount as such notes may be settled at the Company’s option in cash or a combination of cash and shares of common stock.

As of March 31, 2020, we had $108.8 million in cash and cash equivalents, a $56.0 million increase from December 31, 2019. Our cash requirements fluctuate as a result of numerous factors, such as cash generated from operations, progress in research and development projects and integration activities, competition and technological developments and the time and expenditures required to obtain governmental approval of our products. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt or issue additional equity, to successfully complete the transactions.
Our primary source of liquidity, other than our holdings of cash and cash equivalents, has been cash flows from operations and financing. Cash generated from operations provides us with the financial flexibility we need to meet normal operating, investing and financing needs. We anticipate that our current cash and cash equivalents, together with cash provided by operating activities will be sufficient to fund our near-term capital and operating needs for at least the next 12 months. As such, we have not applied for and do not anticipate needing to apply for any loans under the Paycheck Protection Program (the “PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
Normal operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include expenditures related to:
•support of commercialization efforts related to our current and future products, including support of our direct sales force and field support resources;
•interest on and repayments of our Convertible Senior Notes, deferred consideration, contingent consideration and lease obligations;
•the continued advancement of research and development efforts;
•acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities; and
•potential strategic acquisitions and investments.
Our Convertible Senior Notes due in 2020 have a coupon rate of 3.25% and are convertible as of March 31, 2020. The principal balance outstanding as of March 31, 2020 was $13.1 million. The Amended and Restated Credit Agreement provides us with a Revolving Credit Facility of $175.0 million and there is no balance outstanding as of March 31, 2020. The Revolving Credit Facility matures on August 31, 2023. See Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion of the Convertible Senior Notes and the Revolving Credit Facility.

As of March 31, 2020, we have $16.5 million in fair value of contingent consideration and $153.3 million of deferred consideration associated with acquisitions to be settled in future periods, of which $48.0 million is payable in April 2020.
On December 12, 2018, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which up to $50.0 million of the Company’s shares of common stock may be purchased through December 12, 2020. There were no shares repurchased under such program during the three months ended March 31, 2020.
We expect our revenue and operating expenses will significantly impact our cash management decisions. Our future capital requirements and the adequacy of our available funds to service our long-term debt and to fund working capital expenditures and business development efforts will depend on many factors, including:
•our ability to realize revenue growth from our new technologies and create innovative products in our markets;
•our outstanding debt and covenant restrictions;
•our ability to leverage our operating expenses to realize operating profits as we grow revenue;
•competing technological and market developments; and
•the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.
Cash Flow Summary

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities:	$61,180	$32,897
Net cash used for investing activities:	(5,884)	(4,993)
Net cash provided by (used for) financing activities:	705	(14,679)
Effect of exchange rates on cash	(6)	18
Net increase in cash and cash equivalents	$55,995	$13,243
Cash provided by operating activities of $61.2 million during the three months ended March 31, 2020 reflects net income of $40.2 million and non-cash adjustments of $18.5 million primarily associated with depreciation, amortization, stock-based compensation and accretion of interest on deferred consideration. Partially offsetting these inflows was a net working capital use of cash of $4.2 million. For the three months ended March 31, 2019, cash provided by operating activities of $32.9 million reflected net income of $24.8 million and non-cash adjustments of $18.5 million associated with depreciation, amortization, stock-based compensation and accretion of interest on deferred consideration. Partially offsetting these inflows was a net working capital use of cash of $11.2 million.
Our investing activities used $5.9 million during the three months ended March 31, 2020 primarily related to payments for computer equipment, building improvements, Sofia, Solana and Triage instruments available for lease and manufacturing equipment. Our investing activities used $5.0 million during the three months ended March 31, 2019 primarily to fund building improvements and the purchase of production equipment, and Sofia, Solana and Triage instruments available for lease.
We are currently planning approximately $40 million in capital expenditures for the remainder of 2020. The primary purpose for our capital expenditures is to acquire Sofia, Solana and Triage instruments, to acquire manufacturing and scientific equipment, to purchase or develop information technology and to implement facility improvements. We plan to fund these capital expenditures with the cash on our balance sheet.
Cash provided by financing activities was $0.7 million during the three months ended March 31, 2020 primarily related to proceeds from issuance of stock of $2.8 million from stock option exercises, partially offset by the repurchases of common stock of $2.0 million. Cash used by financing activities of $14.7 million during the three months ended March 31, 2019 primarily related to the payments on the Revolving Credit Facility of $20.0 million and repurchases of common stock of $1.5 million, partially offset by proceeds from issuance of stock of $6.8 million from stock option exercises.
Seasonality
Sales of our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and typically have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our respiratory products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold and flu season. Although the impact of COVID-19 on our business is still uncertain, there are early indications that COVID-19 may have some seasonality to its prevalence that could also impact the sales of our respiratory products from quarter to quarter.
Off-Balance Sheet Arrangements
At March 31, 2020 and December 31, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, goodwill and intangibles, business combinations and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020.
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
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of March 31, 2020, our cash and cash equivalents were placed in the Company’s highly liquid operating accounts as well as government money market accounts.
Foreign Currency Exchange Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency.

During the three months ended March 31, 2020, total revenues increased 18% to $174.7 million, of which approximately $25.2 million in revenue was denominated in currencies other than the U.S. dollar. On a constant currency basis, revenue growth during the three months ended March 31, 2020 was also 18%. We believe constant currency and constant currency growth rate enhance the comparison of our financial performance from period-to-period, and to that of our competitors. Constant currency revenue excludes the impact from foreign currency fluctuations, which was an unfavorable $0.5 million for the three months ended March 31, 2020, and is calculated by translating current period revenues using prior period exchange rates, net of any hedging effect recognized in the current period. Constant currency revenue growth (expressed as a percentage) is calculated by determining the change in current period constant currency revenues over prior period revenues.
The major currencies to which our revenues are exposed are the Euro and the Chinese Yuan. A 100-basis point move in the average exchange rates (assuming a simultaneous and immediate 100 basis point change for the relevant period) would have resulted in an increase or decrease in our reported revenue for the three months ended March 31, 2020 as follows (in thousands):

Three Months Ended March 31,
Currency	2020
Chinese Yuan	$111
Euro	$113
The Company has a foreign currency management policy in place that permits the use of derivative instruments, such as forward contracts, to reduce volatility in our results of operations resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. See further discussion in Note 10 to the Notes to the Consolidated Financial Statements for additional information related to such forward contracts.
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
The information set forth in the section entitled “Litigation and Other Legal Proceedings” under Note 8 of the Notes to the Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report, is incorporated herein by reference.
ITEM 1A. Risk Factors
For a detailed description of our risk factors, refer to Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except as described below.
The novel coronavirus (COVID-19) global pandemic could adversely affect our business operations, financial performance and results of operations, the extent of which is uncertain and difficult to predict.
In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the

Table of Contents
COVID-19 outbreak has resulted in government authorities throughout the United States and around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. As a result of the COVID-19 outbreak and the related responses from government authorities, our business operations, financial performance and results of operations may be adversely impacted in a number of ways, including, but not limited to, the following:
•a slowdown or stoppage in the supply chain of the raw materials and packaging used to manufacture our products;
•interruptions or delays in global shipping to transport and deliver our products to our distributors and customers;
•interruptions in normal operations of certain end use customers that could result in reductions in demand for non-COVID-19 related healthcare operations and testing;
•disruptions to our operations, including a shutdown of one or more of our facilities or product lines; restrictions on our operations and sales, marketing and distribution efforts; and interruptions to our research and development, manufacturing, clinical/regulatory and other important business activities;
•shutdown or interruption of one or more of our manufacturing facilities due to contamination and costs incurred to clean and disinfect a facility following contamination;
•inefficiencies and increased costs in our production and shipping processes due to premium pay for manufacturing and certain other employees as well as social distancing and personal protective equipment requirements;
•delays in operations arising from limitations in the availability of personal protective equipment and clean room equipment and supplies for certain of our manufacturing personnel;
•limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;
•an increase in cyber-attacks given our public profile as a manufacturer of SARS-CoV-2 products;
•a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;
•an increase in the cost or the difficulty to obtain debt or equity financing;
•an increase in exposure to credit losses for customers adversely affected by the COVID-19 pandemic;
•an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, including acquisitions; and
•negatively impact our stock price.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.
We are continuing to rapidly and significantly expand our manufacturing capacity, including expanding and scaling our infrastructure to support our COVID-19 test products. This rapid expansion can place significant strain on our management, personnel, operations, systems and financial resources. Failure to successfully manage this expansion could negatively affect our operating results, including due to inefficiencies in implementing such expansion or higher costs for materials, technology, equipment and personnel during the intensity of the COVID-19 pandemic. Moreover, we may not realize the revenue growth and profitability we anticipate for our COVID-19 and other respiratory diagnostic products, which could result, among other factors, in a failure to realize the benefits of our manufacturing capacity expansion and the value of those investments being written down or written off.

Table of Contents
Additionally, COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team could be diverted.
The effects of COVID-19 may exacerbate our other risk factors discussed in in Part I, Item 1A, Risk Factors, in our Annual report on Form 10-K for the year ended December 31, 2019. The degree to which COVID-19 impacts our business operations, financial performance and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact, how quickly and to what extent normal economic and operating conditions can resume and the residual economic and other effects. Because this situation continues to evolve globally, the ultimate impacts to us of COVID-19 are uncertain, but such impacts could have a material adverse effect on our business, financial performance and financial condition.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2020.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
December 30, 2019 - January 26, 2020	592	$80.11	—	$50,000,000
January 27, 2020 - February 23, 2020	23,259	79.44	—	50,000,000
February 24, 2020 - March 29, 2020	670	87.54	—	50,000,000
Total	24,521	$79.68	—	$50,000,000
(1) We withheld 24,521 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the vesting of RSUs during the three months ended March 31, 2020.
(2) On December 12, 2018, the Board of Directors authorized a stock repurchase program, pursuant to which up to $50.0 million of the Company’s shares of common stock may be purchased through December 12, 2020. The Company announced the stock repurchase program on December 18, 2018.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
31.1*	Certification by Principal Executive Officer of Quidel Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Quidel Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications by Principal Executive Officer and Principal Financial Officer of Quidel Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).
___________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2020	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
31.1*	Certification by Principal Executive Officer of Quidel Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Quidel Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications by Principal Executive Officer and Principal Financial Officer of Quidel Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).
___________________________
* Filed herewith.
** Furnished herewith.