Form 10-Q
period 2020-06-30
QUIDEL CORP /DE/
filed 2020-07-31
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 24, 2020, 41,950,137 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1. Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$72,589	$52,775
Accounts receivable, net	111,027	94,496
Inventories	92,618	58,086
Prepaid expenses and other current assets	20,703	16,870
Total current assets	296,937	222,227
Property, plant and equipment, net	83,723	79,762
Right-of-use assets	88,906	92,119
Goodwill	337,019	337,018
Intangible assets, net	134,456	148,112
Deferred tax asset	24,523	24,502
Other non-current assets	7,367	7,127
Total assets	$972,931	$910,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,470	$26,701
Accrued payroll and related expenses	22,506	17,286
Operating lease liabilities	6,670	6,412
Contingent consideration	5,811	5,969
Deferred consideration	42,000	42,000
Convertible Senior Notes	12,844	12,661
Convertible Senior Notes derivative	27,264	—
Other current liabilities	28,413	14,862
Total current liabilities	182,978	125,891
Operating lease liabilities - non-current	89,887	93,227
Deferred consideration - non-current	70,994	109,382
Contingent consideration - non-current	5,538	10,566
Other non-current liabilities	11,825	11,981
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000 shares authorized; none issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 97,500 shares authorized; 41,949 and 41,868 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	42	42
Additional paid-in capital	369,425	425,557
Accumulated other comprehensive loss	(331)	(463)
Retained earnings	242,573	134,684
Total stockholders’ equity	611,709	559,820
Total liabilities and stockholders’ equity	$972,931	$910,867
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$201,754	$108,252	$376,407	$256,220
Cost of sales	53,003	49,073	112,665	106,114
Gross profit	148,751	59,179	263,742	150,106
Research and development	20,970	11,723	37,349	25,653
Sales and marketing	27,567	26,926	58,305	56,515
General and administrative	15,679	12,876	30,011	26,307
Acquisition and integration costs	872	1,836	2,786	4,660
Total operating expenses	65,088	53,361	128,451	113,135
Operating income	83,663	5,818	135,291	36,971
Other expense, net
Interest and other expense, net	(3,467)	(4,505)	(6,274)	(9,087)
Loss on extinguishment of debt	—	(748)	—	(748)
Total other expense, net	(3,467)	(5,253)	(6,274)	(9,835)
Income before income taxes	80,196	565	129,017	27,136
Provision (benefit) for income taxes	12,544	(705)	21,128	1,022
Net income	$67,652	$1,270	$107,889	$26,114
Basic earnings per share	$1.61	$0.03	$2.56	$0.65
Diluted earnings per share	$1.55	$0.03	$2.48	$0.65
Shares used in basic per share calculation	42,117	40,209	42,086	39,957
Shares used in diluted per share calculation	43,746	41,429	43,574	42,315
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$67,652	$1,270	$107,889	$26,114
Other comprehensive income (loss)
Changes in cumulative translation adjustment, net of tax	265	94	200	(154)
Changes in unrealized gains (losses) from cash flow hedges:
Net unrealized (losses) gains on derivative instruments	(138)	164	269	454
Reclassification of net realized gains on derivative instruments included in net income	(195)	(112)	(337)	(112)
Total change in unrealized (losses) gains from cash flow hedges, net of tax	(333)	52	(68)	342
Comprehensive income	$67,584	$1,416	$108,021	$26,302
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at December 31, 2019	41,868	$42	$425,557	$(463)	$134,684	$559,820
Issuance of common stock under equity compensation plans	153	—	3,571	—	—	3,571
Stock-based compensation expense	—	—	3,325	—	—	3,325
Repurchases of common stock	(25)	—	(1,954)	—	—	(1,954)
Other comprehensive gain, net of tax	—	—	—	200	—	200
Net income	—	—	—	—	40,237	40,237
Balance at March 31, 2020	41,996	42	430,499	(263)	174,921	605,199
Issuance of common stock under equity compensation plans	203	—	3,287	—	—	3,287
Stock-based compensation expense	—	—	4,665	—	—	4,665
Issuance of shares in exchange for Convertible Senior Notes	2	—	48	—	—	48
Derivative liabilities - Convertible Senior Notes elected to settle in cash	—	—	(26,180)	—	—	(26,180)
Repurchases of common stock	(252)	—	(42,894)	—	—	(42,894)
Other comprehensive loss, net of tax	—	—	—	(68)	—	(68)
Net income	—	—	—	—	67,652	67,652
Balance at June 30, 2020	41,949	$42	$369,425	$(331)	$242,573	$611,709

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY--(continued)
(in thousands; unaudited)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at December 31, 2018	39,386	$39	$363,921	$(139)	$61,763	$425,584
Issuance of common stock under equity compensation plans	444	1	8,816	—	—	8,817
Stock-based compensation expense	—	—	2,887	—	—	2,887
Repurchases of common stock	(24)	—	(1,476)	—	—	(1,476)
Other comprehensive gain, net of tax	—	—	—	42	—	42
Net income	—	—	—	—	24,844	24,844
Balance at March 31, 2019	39,806	40	374,148	(97)	86,607	460,698
Issuance of common stock under equity compensation and benefit plans	122	—	1,433	—	—	1,433
Stock-based compensation expense	—	—	3,309	—	—	3,309
Issuance of shares in exchange for Convertible Senior Notes	1,497	1	86,427	—	—	86,428
Tax impact from the conversion of Convertible Senior Notes	—	—	590	—	—	590
Reduction for equity component of Convertible Senior Notes exchanged	—	—	(43,516)	—	—	(43,516)
Repurchases of common stock	(7)	—	(395)	—	—	(395)
Other comprehensive gain, net of tax	—	—	—	146	—	146
Net income	—	—	—	—	1,270	1,270
Balance at June 30, 2019	41,418	$41	$421,996	$49	$87,877	$509,963

QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands; unaudited)
	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$107,889	$26,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	24,366	24,458
Stock-based compensation expense	9,008	6,960
Amortization of debt discount and deferred issuance costs	433	1,151
Change in fair value of acquisition contingencies	848	626
Accretion of interest on deferred consideration	3,612	4,504
Change in deferred tax assets and liabilities	(21)	—
Change in fair value of derivative liabilities - Convertible Senior Notes	1,084	—
Loss on extinguishment of debt	—	748
Changes in assets and liabilities:
Accounts receivable	(16,450)	13,997
Inventories	(34,501)	2,704
Prepaid expenses and other current and non-current assets	(3,791)	2,139
Accounts payable	9,414	(808)
Accrued payroll and related expenses	4,974	(4,037)
Other current and non-current liabilities	13,312	(5,125)
Net cash provided by operating activities:	120,177	73,431
INVESTING ACTIVITIES:
Acquisitions of property, equipment and intangibles	(13,388)	(11,784)
Net cash used for investing activities:	(13,388)	(11,784)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,091	8,233
Payments on Revolving Credit Facility	—	(35,000)
Payments on finance lease obligation	(228)	(157)
Repurchases of common stock	(44,848)	(1,871)
Payments of acquisition contingent consideration	(6,034)	(4,031)
Payments of deferred consideration	(42,000)	(44,000)
Net cash used for financing activities:	(87,019)	(76,826)
Effect of exchange rates on cash	44	38
Net increase (decrease) in cash and cash equivalents	19,814	(15,141)
Cash and cash equivalents, beginning of period	52,775	43,695
Cash and cash equivalents, end of period	$72,589	$28,554
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Initial measurement of derivative liabilities – Convertible Senior Notes	$26,180	$—
Purchase of property, equipment and intangibles by incurring current liabilities	$2,175	$1,351
Reduction of other current liabilities upon issuance of restricted share units	$767	$2,018
Extinguishment of Convertible Senior Notes through issuance of common stock	$48	$86,428
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
The information at June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s 2019 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2020 and 2019, the Company’s fiscal year will end or has ended on January 3, 2021 and December 29, 2019, respectively. For 2020 and 2019, the Company’s second quarter ended on June 28, 2020 and June 30, 2019, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and six-month periods ended June 30, 2020 and 2019 each included 13 and 26 weeks respectively.
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
Significant Accounting Policies
During the six months ended June 30, 2020, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
The Convertible Senior Notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the notes. The Senior Convertible Notes became convertible on March 31, 2018 and remained convertible through June 30, 2020.

The following table reconciles net income and the weighted-average shares used in computing basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income used for basic earnings per share	$67,652	$1,270	$107,889	$26,114
Interest expense on Convertible Senior Notes, net of tax (1)	179	—	360	1,489
Net income used for diluted earnings per share, if-converted method (1)	$67,831	$1,270	$108,249	$27,603

Basic weighted-average common shares outstanding	42,117	40,209	42,086	39,957
Dilutive potential shares issuable from Convertible Senior Notes (1)	392	6	401	1,062
Dilutive potential shares issuable from stock options and unvested RSUs	1,237	1,214	1,087	1,296
Diluted weighted-average common shares outstanding, if-converted (1)	43,746	41,429	43,574	42,315
Potentially dilutive shares excluded from calculation due to anti-dilutive effect (2)	—	227	1	183
(1) The if-converted method was not applicable for the three months ended June 30, 2019 due to its anti-dilutive impact. For the three months ended June 30, 2019, the number of potentially dilutive shares issuable from Convertible Senior Notes under the if-converted method was 1.6 million shares.
(2) Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
Note 3. Balance Sheet Account Details
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$34,621	$23,294
Work-in-process (materials, labor and overhead)	32,352	20,514
Finished goods (materials, labor and overhead)	25,645	14,278
Total inventories	$92,618	$58,086
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Other receivables	$9,388	$7,857
Prepaid expenses	9,284	4,568
Income taxes receivable	—	2,560
Other	2,031	1,885
Total prepaid expenses and other current assets	$20,703	$16,870

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Income and other taxes payable	$18,951	$1,214
Customer incentives	2,104	7,369
Customer deposits	1,417	1,500
Other	5,941	4,779
Total other current liabilities	$28,413	$14,862

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
The Company recognized income tax provision of $12.5 million for the three months ended June 30, 2020 and income tax benefit of $0.7 million for the three months ended June 30, 2019. The Company’s 16% effective tax rate for the three months ended June 30, 2020 and -125% effective tax rate for the three months ended June 30, 2019 differed from the federal statutory rate of 21% primarily due to the discrete impact of excess tax deductions from stock-based compensation, the benefit from research and development (“R&D”) credits and the benefit from corporate deductions attributable to Foreign Derived Intangible Income (“FDII”). The Company recognized income tax expense of $21.1 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively, which represents an effective tax rate of 16% and 4%, respectively. The Company’s 16% effective tax rate for the six months ended June 30, 2020 differed from the federal statutory rate of 21% primarily due to the tax benefit recorded for excess tax benefits of stock-based compensation, the benefit from R&D credits and corporate deductions attributable to FDII.
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

During the second quarter of 2020, the Company received notices to convert $5.9 million in principal which the Company elected to settle in cash. The settlement amount is determined based on the volume-weighted average stock price during the 25 consecutive trading days beginning on, and including, the third trading day after the conversion date notice is received. The election to settle the notes in cash is irrevocable and the settlement amount is variable based on the stock price. As of June 30, 2020, this 25-day period had not been completed. Therefore, the Company reclassified the conversion feature from equity at fair value and recorded a derivative liability of $26.2 million, measured as of the respective conversion dates. As of June 30, 2020, the derivative liability for the unsettled conversions were revalued, resulting in a loss of $1.1 million included in other expense, net on the Consolidated Statements of Income. The derivative liability was valued using the Company’s volume-weighted average stock price for a 25-day trading period preceding the measurement dates.
During the second quarter of 2020, the last reported sales price of the Company’s common stock was greater than 130% of the Convertible Senior Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. Consequently, the Convertible Senior Notes were convertible as of June 30, 2020. The Convertible Senior Notes outstanding as of June 30, 2020 other than the conversions elected to be settled in cash during the second quarter of 2020 may be settled at the Company’s option in cash or a combination of cash and shares of common stock. If such Convertible Senior Notes were converted as of June 30, 2020, the if-converted amount would exceed the principal by $27.3 million.
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. During the six months ended June 30, 2020, the Company recorded total interest expense of $0.4 million related to the Convertible Senior Notes, of which $0.2 million related to the amortization of the debt discount and issuance costs and $0.2 million related to the coupon due semi-annually. During the six months ended June 30, 2019, the Company recorded total interest expense of $1.8 million related to the Convertible Senior Notes of which $0.9 million related to the amortization of the debt discount and issuance costs and $0.9 million related to the coupon due semi-annually.
The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices and is a Level 2 measurement.

	June 30, 2020	December 31, 2019
Principal amount outstanding	$13,082	$13,131
Unamortized discount of liability component	(210)	(415)
Unamortized debt issuance costs	(28)	(55)
Net carrying amount of liability component	$12,844	$12,661
Carrying value of equity component, net of issuance costs	$1,247	$2,265
Fair value of outstanding Convertible Senior Notes	$90,363	$30,991
Remaining amortization period of discount on the liability component	0.5 years	1.0 year

Credit Agreement
On August 31, 2018, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) which provides the Company with a $175.0 million Revolving Credit Facility. There is no balance outstanding as of June 30, 2020. The Credit Agreement has a term of five years and matures on August 31, 2023.
Loans will bear interest at a rate equal to (i) the London Interbank Offered Rate (“LIBOR”) plus the “applicable rate” or (ii) the “base rate” (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus one-half of one percent and (c) LIBOR plus one percent) plus the “applicable rate.” The initial applicable rate was 1.00% per annum for base rate loans and 2.00% per annum for LIBOR rate loans, and thereafter is determined in accordance with a pricing grid based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum for LIBOR rate loans and from 0.75% to 1.50% per annum for base rate loans. In addition, the Company pays a commitment fee on the unused portion of the Credit Agreement based on the Company’s Consolidated Leverage Ratio ranging from 0.15% to 0.30% per annum.
The Credit Agreement is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets, and contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, dividends and other distributions, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of 3.50 to 1.00, which ratio may be increased to 4.50 to 1.00 in case of certain qualifying acquisitions; and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with all financial covenants as of June 30, 2020.
Interest expense recognized under the Credit Agreement, including amortization of deferred issuance cost, was $0.2 million and $0.4 million, respectively for the three and six months ended June 30, 2020 and $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2019.
Note 6. Stockholders’ Equity
Issuances of Common Stock
A summary of the status of stock option activity for the six months ended June 30, 2020 is as follows (in thousands, except price data):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2019	944	$30.63
Granted	122	77.54
Exercised	(220)	21.12
Forfeited	(12)	43.34
Outstanding at June 30, 2020	834	$39.85
A summary of the status of restricted stock unit activity for the six months ended June 30, 2020 is as follows (in thousands, except price data):

	Shares	Weighted-average grant date fair value
Non-vested December 31, 2019	786	$41.88
Granted	202	85.34
Vested	(107)	26.07
Forfeited	(18)	58.11
Non-vested at June 30, 2020	863	$53.71
During the six months ended June 30, 2020, the Company issued 27,826 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”).

During the three months ended June 30, 2020, 247,172 shares of outstanding common stock were repurchased under the Company’s previously announced share repurchase program for approximately $42.2 million. As of June 30, 2020, there was $7.8 million available under the Company’s share repurchase program.
Stock-Based Compensation
The expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$435	$262	$693	$542
Research and development	866	544	1,508	1,109
Sales and marketing	1,341	904	2,638	2,023
General and administrative	2,488	1,662	4,169	3,286
Total stock-based compensation expense	$5,130	$3,372	$9,008	$6,960
As of June 30, 2020, total unrecognized compensation expense was $33.9 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	1.34%	2.51%
Expected option life (in years)	5.14	5.68
Volatility rate	39%	39%
Dividend rate	0%	0%
Weighted-average grant date fair value	$28.39	$23.67
The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the six months ended June 30, 2020 and 2019 was $85.34 and $59.19, respectively.
Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and six months ended June 30, 2020 or 2019.
Note 7. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside the U.S. represented $96.8 million (26%) and $87.7 million (34%) of total revenue for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, accounts receivable due from foreign customers were $23.9 million and $23.0 million, respectively.
The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Six Months Ended June 30,
	2020	2019
Customer:
A	19%	13%
B	19%	16%
C	10%	5%
D	9%	14%
Total:	57%	48%

As of June 30, 2020 and December 31, 2019, accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $73.5 million and $67.4 million, respectively.
Consolidated total revenues by product category for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rapid Immunoassay	$80,606	$21,772	$176,536	$84,266
Cardiometabolic Immunoassay	54,191	67,982	108,092	133,854
Specialized Diagnostic Solutions	11,780	14,286	28,239	28,140
Molecular Diagnostic Solutions	55,177	4,212	63,540	9,960
Total revenues	$201,754	$108,252	$376,407	$256,220

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
As a result of the relocation of the Company’s headquarters to the Summers Ridge Property, the Company entered into a sublease of its former headquarters building in January 2020, with minimum rent of $2.4 million under the sublease agreement. Lease income for the six months ended June 30, 2020 was $0.4 million.
McKellar Court Lease — In 1999, the Company completed a sale and leaseback transaction of its San Diego facility at McKellar Court to a partnership for which the Company is a 25% limited partner. The partnership is deemed to be a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not have the power to direct the activities of the partnership and does not have the obligation to absorb losses or receive benefits of the partnership that could potentially be significant to the partnership. The McKellar Court lease was scheduled to expire on December 31, 2020. On July 27, 2020 the Company entered into an amendment to the lease to extend the lease term through December 31, 2030. In addition, the McKellar court lease contains options to extend the lease for two additional five-year periods. Total minimum lease payments under the lease agreement for the initial period is $31.6 million.
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

Note 9. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$50,054	$—	$—	$50,054	$—	$—	$—	$—
Derivative assets	—	187	—	187	—	321	—	321
Total assets measured at fair value	$50,054	$187	$—	$50,241	$—	$321	$—	$321
Liabilities:
Derivative liabilities	$—	$343	$—	$343	$—	$433	$—	$433
Derivative liabilities - Convertible Senior Notes converted in cash	—	27,264	—	27,264	—	—	—	—
Contingent consideration	—	—	11,349	11,349	—	—	16,535	16,535
Deferred consideration	—	112,994	—	112,994	—	151,382	—	151,382
Total liabilities measured at fair value	$—	$140,601	$11,349	$151,950	$—	$151,815	$16,535	$168,350
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three and six-month periods ended June 30, 2020 and the year ended December 31, 2019.
Cash equivalents consist of funds held in money market accounts that are valued using quoted prices in active markets for identical instruments. Derivative financial instruments are measured based on observable inputs that are corroborated by market data. Observable inputs include broker quotes and daily market foreign currency rates, forward pricing curves and volume-weighted average stock price of the Company’s common stock, which are deemed to be a Level 2 inputs.
In connection with the acquisition of the BNP Business, the Company pays annual installments of $40.0 million each in deferred consideration through April 2023 and up to $8.0 million each in contingent consideration through April 2022. The fair value of the deferred consideration is calculated based on the net present value of cash payments using an estimated borrowing rate based on a quoted price for a similar liability. The Company recorded $1.7 million and $3.6 million, respectively, for the accretion of interest on the deferred consideration during the three and six months ended June 30, 2020. The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Significant assumptions used in the measurement include revenue projections and discount rates that are not observed in the market and thus represent Level 3 measurements. The discount rate of 3.5% used as of June 30, 2020 was based on estimated borrowing rate for a similar liability.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2019 through June 30, 2020 were as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2019	$16,535
Cash payments	(6,034)
Change in estimated fair value, recorded in general and administrative expenses	848
Balance at June 30, 2020	$11,349

Note 10. Foreign Currency Hedges
In the normal course of business, the Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates. As part of its strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses designated cash flow hedges in the form of foreign currency forward contracts to mitigate the impact of foreign currency translation on transactions that are denominated primarily in the Euro and the Chinese Yuan. The Company also uses non-designated forward contracts to hedge non-functional currency denominated balance sheet assets. All hedging relationships for all designated derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions, are formally documented. The duration of these forward contracts is generally less than one year. The Company does not use any derivative financial instruments for trading or other speculative purposes.
Such forward foreign currency contracts are carried at fair value in prepaid expenses and other current assets or other current liabilities depending on the unrealized gain or loss position of the hedged contract as of the balance sheet date. Changes in the value of the designated derivatives are recorded to other comprehensive income (loss) until the underlying hedged item is recognized in earnings, or the derivative no longer qualifies as a highly effective hedge. Changes in the value of non-designated derivatives are recorded to other expense, net on the Consolidated Statements of Income. The cash flows from derivatives treated as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged.
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
The following table summarizes the fair value and notional amounts of designated and non-designated foreign currency forward contracts as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Notional Amount	Fair Value, Net	Notional Amount	Fair Value, Net
Designated cash flow hedges:
Prepaid expenses and other current assets	$14,251	$183	$27,944	$321
Other current liabilities	$22,459	$343	$6,219	$433

Non-designated forward contracts:
Prepaid expenses and other current assets	$9,053	$4	$—	$—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation: the impact of the novel virus (COVID-19) global pandemic; adverse changes in competitive conditions, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, lower than anticipated market penetration of our products, our reliance on sales of our influenza and other respiratory or novel virus diagnostic tests, fluctuations in our operating results resulting from the timing of the onset, length and severity of cold and flu seasons, seasonality, government and media attention focused on influenza and other respiratory or novel viruses and the related potential impact on humans from such viruses, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors, and changes in the healthcare market and consolidation of our customer base; our development, acquisition and protection of proprietary technology rights; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our exposure to claims and litigation that could result in significant expenses and could ultimately result in an unfavorable outcome for us, including the ongoing litigation between us and Beckman Coulter, Inc.; intellectual property risks, including but not limited to, infringement litigation; our need for additional funds to finance our capital or operating needs; the financial soundness of our customers and suppliers; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; failures or delays in receipt of new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities or loss of any previously received regulatory approvals or clearances or other adverse actions by regulatory authorities; changes in government policies; costs of and adverse operational impact from failure to comply with government regulations in addition to FDA regulations; compliance with government regulations relating to the handling, storage and disposal of hazardous substances; third-party reimbursement policies and potential cost constraints; our failure to comply with laws and regulations relating to billing and payment for healthcare services; our ability to meet demand for our products; interruptions in our supply of raw materials; product defects; business risks not covered by insurance; costs and disruptions from failures in our information technology and storage systems; our exposure to data corruption, cyber-based attacks, security breaches and privacy violations; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, compliance with legal requirements, tariffs, exposure to currency exchange fluctuations and foreign currency exchange risk, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, social, political and economic instability, increased financial accounting and reporting burdens and complexities, taxes, and diversion of lower priced international products into U.S. markets; changes in tax rates and exposure to additional tax liabilities or assessments; our ability to identify and successfully acquire and integrate potential acquisition targets; risks relating to our acquisition and integration of the Triage MeterPro Cardiovascular and toxicology business and B-type Naturietic Peptide assay business (the “Triage and BNP Businesses”); that we may have to write off goodwill relating to our acquisitions; our ability to manage our growth strategy and identify and integrate acquired companies or technologies and our ability to obtain financing; the level of our indebtedness and deferred payment obligations; our ability to generate sufficient cash to meet our debt service and deferred and contingent payment obligations; that our Revolving Credit Facility is secured by substantially all of our assets; the agreements for our indebtedness place operating and financial restrictions on us and our ability to operate our business; that an event of default could trigger acceleration of our outstanding indebtedness; that we may incur additional indebtedness; increases in interest rate relating to our variable rate debt; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and the indenture governing our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; and our intention of not paying dividends. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the remainder of 2020 regarding our strategy, revenue growth, gross margins and earnings, including the sources of expected growth; our strategy for the remainder of 2020, including research and development activities and emphasis and our production capacity expansion; that we expect to continue to make substantial expenditures for research and development activities; the nature and amount of projected capital expenditures for the remainder of 2020 and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals, initiatives and objectives; our strategy, exposure to, and defenses against, claims and litigation, including the pending litigation with Beckman; the sufficiency of our liquidity and our short-term needs for capital; the sufficiency of our insurance coverage; that we may incur additional debt or issue additional equity; and our intention to continue to evaluate technology, product lines and acquisition and licensing opportunities. The risks described under “Risk Factors” in Item 1A Part II of this quarterly report on Form 10-Q and item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Impact of COVID-19 Pandemic
Events surrounding the SARS-CoV-2 virus that emerged in Wuhan, China in late 2019 and the ensuing global pandemic has had a dramatic impact on businesses globally and our business as well. The severity and duration of the pandemic and economic repercussions of the virus and government actions in response to the pandemic remain uncertain and will ultimately depend on many factors, including the speed and effectiveness of the containment efforts throughout the world, the duration and spread of the virus, as well as potential seasonality of new outbreaks.
In the United States, federal, state, and local government directives and policies have been put in place to manage public health concerns and address the economic impacts, including sharply reduced business activity, increased unemployment, and overall uncertainty presented by this new healthcare challenge. Similar actions have been taken by governments around the world. While all our sites are currently operational globally, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates or as a result of the pandemic. To mitigate risks, we continue to evaluate the nature and extent COVID-19 may have to our business and operations and adjust risk mitigation planning and business continuity activities as needed.
New SARS-CoV-2 Diagnostic Products
As a leader in point-of-care diagnostics and respiratory infectious disease diagnostics, we are well-positioned to respond to the COVID-19 pandemic. We are working closely with national and local governments, agencies, and industry partners to develop, manufacture and supply critical diagnostic products to support governmental testing initiatives to help curb the spread of the SARS-CoV-2 virus. In particular, we have developed new molecular and antigen products to diagnose the SARS-CoV-2 virus. We have experienced exceptional demand for such products.
We expect significant demand for our molecular and antigen assays and instruments to continue for the near-term at significant levels, especially in the United States. At the same time, we also have observed decreased demand for certain of our other diagnostic products, such as cardiometabolic products, in connection with customers closing or decreasing their operations and/or patients deferring treatment. We expect this decreased demand to continue for some period of time. In addition, our non-COVID-19 product development and regulatory clearances may be delayed as attention remains focused on the pandemic. Notably, the extent to which COVID-19 will impact demand for our products depends on future developments, which are highly uncertain and very difficult to predict, including new information that may emerge concerning the severity of the coronavirus and actions to contain and treat its impacts.
Operations and Employee Safety
While many governments have implemented lockdown and shelter-in-place orders, requiring non-essential businesses to shut down operations, our business is deemed “essential” and we have continued to operate and manufacture and distribute products to customers. We have implemented preparedness plans designed to help protect the safety of our employees and maintain operational continuity with an emphasis on manufacturing, product distribution and product development during this crisis. To date, we have been able to maintain our operations without significant interruption and have been able to develop and quickly scale manufacturing capacity for new SARS-CoV-2 products.
To mitigate the pandemic’s impact, we have transitioned non-essential employees to work remotely, and have implemented preventative protocols intended to help safeguard our on-site employees and maintain business continuity in the event government restrictions or severe outbreaks impact our operations at certain sites. We have also enhanced cleaning and sanitizing procedures, provided additional personal hygiene supplies and protective equipment to personnel, implemented health screening, limited access to facilities to outside persons who are not critical to continuing our operations, trained employees on guidelines for social distancing and face coverings and isolation and quarantine of personnel as we deem appropriate given the facts, circumstances and applicable laws or regulations. These measures have created additional burdens on our infrastructure and information technology systems and may result in decreased productivity and increased operating costs. However, the various responses we have put in place have to date resulted in limited disruption to our normal business operations.
We remain committed to the health and safety of our employees and communities and are seeking to slow the spread of COVID-19. However, as the pandemic continues to spread over time, there is an increased risk of employee absenteeism and if a significant number of our employees are unable to perform their duties for a period of time, we may experience difficulties in operating one or more of our facilities which could adversely impact our financial results.
Supply Chains
As a result of the COVID-19 pandemic, we have seen delays and allocations of certain raw materials and components for our products, but to date such supply disruptions have resulted in minimal disruption to our business operations. However, we are continuously evaluating our supply chain to identify potential gaps and have taken steps intended to ensure continuity. We have considered potential political, legal or regulatory actions that could be taken as a result of the pandemic in jurisdictions where we manufacture, source or distribute products that could impact our supply of products to our customers or the availability of raw materials and components from our suppliers. We cannot currently predict the frequency, duration or scope of these government actions and any supply disruptions, and the availability of various products is dependent on our suppliers, their location and the extent to which they are impacted by the COVID-19 pandemic. We are proactively working with manufacturers, industry partners and government agencies to help meet the needs of our customers during the pandemic.
Recently, our inventory levels have fluctuated in response to supply dynamics and larger and more frequent customer orders than were originally expected when contractual arrangements were initiated for our new COVID-19 products. In response, we have added alternate suppliers for some critical components and instruments, increased inventory of raw materials needed in our operations, increased manufacturing capacity and continue to explore opportunities to further increase manufacturing capacity in our Athens, Ohio and San Diego, California facilities.
We believe that for the near future, our supply chains supporting our products should remain intact, providing us sufficient access to key materials needed for manufacturing. We are also seeking to minimize the impact of delays and secure allocations of vital raw materials to meet extremely high demand for our products. However, dependent on the duration and continued intensity of the current pandemic, we believe it is possible that we may experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and unfavorably impact our results of operations depending on the nature and duration of such interruption.
Outlook
We anticipate continued revenue growth during the remainder of 2020, including a favorable impact from the sale of testing products related to the COVID-19 pandemic, with a positive impact on gross margin and earnings. We expect to continue to make significant investment in research and development activities as we develop our next generation immunoassay and molecular platforms, and additional assays to be launched on our current platforms, including our recent focus on the continued development of assays to address the COVID-19 pandemic. Additionally, we are investing in the expansion of our production capacity in response to the demand driven by the COVID-19 pandemic. We intend to continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we expect to continue to evaluate opportunities to acquire new product lines, technologies and companies.

Three months ended June 30, 2020 compared to the three months ended June 30, 2019
Total Revenues
The following table compares total revenues for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Rapid Immunoassay	$80,606	$21,772	$58,834	270%
Cardiometabolic Immunoassay	54,191	67,982	(13,791)	-20%
Specialized Diagnostic Solutions	11,780	14,286	(2,506)	-18%
Molecular Diagnostic Solutions	55,177	4,212	50,965	1,210%
Total revenues	$201,754	$108,252	$93,502	86%
For the three months ended June 30, 2020, total revenue increased to $201.8 million from $108.3 million in the prior period. The Rapid Immunoassay category was the largest contributor to revenue growth, driven by the Sofia SARS Antigen and influenza assays. Molecular Diagnostic sales increased $51.0 million over prior year, driven by the Lyra SARS-CoV-2 assays. The decrease in Cardiometabolic Immunoassay and Specialized Diagnostic Solutions sales was mainly due to lower demand during the COVID-19 pandemic. Currency exchange rate impact for the quarter was unfavorable by $0.6 million, which had a negative 1% impact on the growth rate.
Gross Profit
Gross profit increased to $148.8 million, or 74% of revenue for the three months ended June 30, 2020, compared to $59.2 million, or 55% of revenue for the three months ended June 30, 2019. The increased gross profit was driven by the demand for the new Sofia SARS Antigen and Lyra SARS-CoV-2 products. In addition, higher volumes contributed to increased manufacturing overhead absorption. Gross margin improvement versus last year was due to the same factors.
Operating Expenses
The following table compares operating expenses for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,
	2020		2019
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$20,970	10%	$11,723	11%	$9,247	79%
Sales and marketing	$27,567	14%	$26,926	25%	$641	2%
General and administrative	$15,679	8%	$12,876	12%	$2,803	22%
Acquisition and integration costs	$872	—%	$1,836	2%	$(964)	-53%

Research and Development Expense
Research and development expense for the three months ended June 30, 2020 increased from $11.7 million to $21.0 million due primarily to increased spending on Sofia, Savanna and next-generation platform development projects. We also incurred higher material and labor costs associated with COVID-19 product development.
Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the three months ended June 30, 2020 increased from $26.9 million to $27.6 million due primarily to increased headcount and higher compensation costs driven by improved performance in the quarter. This was partially offset by reduced travel, meeting and trade show costs due to the COVID-19 travel restrictions.

General and Administrative Expense
General and administrative expense for the three months ended June 30, 2020 increased from $12.9 million to $15.7 million compared with the prior year due to higher compensation costs.
Acquisition and Integration Costs
Acquisition and integration costs of $0.9 million for the three months ended June 30, 2020 related to the evaluation of new business development opportunities. Acquisition and integration costs of $1.8 million for the three months ended June 30, 2019 consisted primarily of global operation integration costs.
Other Expense, Net
The following table compares Other expense, net, for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three months ended June 30,		Increase (decrease)
	2020	2019	$	%
Interest and other expense, net	$(3,467)	$(4,505)	$(1,038)	-23%
Loss on extinguishment of debt	—	(748)	(748)	-100%
Total other expense, net	$(3,467)	$(5,253)	(1,786)	-34%
Interest and other expense, net primarily relates to accretion of interest on the deferred consideration, coupon and accretion of interest related to our Convertible Senior Notes and interest and amortization of deferred financing costs associated with our Credit Agreement. The decrease in interest and other expense, net of $1.0 million over the prior year was primarily due to lower debt balances under the Company’s Convertible Senior Notes, Revolving Credit Facility and lower accretion of interest as the total deferred consideration liability outstanding declined through 2020. Such decrease was partially offset by $1.1 million change in fair value of derivative liabilities associated with Convertible Senior Notes conversion. See further discussion in Note 5 of the Notes to the Consolidated Financial Statements in this Quarterly Report. Loss on extinguishment of debt of $0.7 million for the three months ended June 30, 2019 relates to the extinguishment of $45.4 million in aggregate principal of the Convertible Senior Notes in exchange for the Company’s common stock during the period.
Income Taxes
For the three months ended June 30, 2020 and 2019, we recognized income tax expense of $12.5 million and income tax benefit of $0.7 million, respectively. The higher tax expense for the three months ended June 30, 2020 compared to the same period in the prior year is a result of higher pre-tax profits and lower proportional discrete tax benefits recorded in 2020 for excess tax benefits of stock-based compensation.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019
Total Revenues
The following table compares total revenues for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
Rapid Immunoassay	$176,536	$84,266	$92,270	109%
Cardiometabolic Immunoassay	108,092	133,854	(25,762)	-19%
Specialized Diagnostic Solutions	28,239	28,140	99	—%
Molecular Diagnostic Solutions	63,540	9,960	53,580	538%
Total revenues	$376,407	$256,220	$120,187	47%

For the six months ended June 30, 2020, total revenue increased to $376.4 million from $256.2 million in the prior year. The Rapid Immunoassay category was the largest contributor to revenue growth, driven by the Sofia SARS Antigen and influenza assays. Molecular Diagnostic sales grew $53.6 million over prior year, driven by the Lyra SARS-CoV-2 assays. The decrease in Cardiometabolic Immunoassay sales was mainly due to lower demand during the COVID-19 pandemic. Currency exchange rate impact for the quarter was unfavorable by $1.2 million, which had a minimal impact on the growth rate.
Gross Profit
Gross profit increased to $263.7 million, or 70% of revenue for the six months ended June 30, 2020, compared to $150.1 million, or 59% of revenue for the six months ended June 30, 2019. The increased gross profit was driven by the demand for the new Sofia SARS Antigen, Lyra SARS-CoV-2 and influenza products, which drove improved product mix. In addition, higher volumes contributed to increased manufacturing overhead absorption. Gross margin improved compared to the same period in the prior year due to the same factors.
Operating Expenses
The following table compares operating expenses for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six Months Ended June 30,
	2020		2019
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$37,349	10%	$25,653	10%	$11,696	46%
Sales and marketing	$58,305	15%	$56,515	22%	$1,790	3%
General and administrative	$30,011	8%	$26,307	10%	$3,704	14%
Acquisition and integration costs	$2,786	1%	$4,660	2%	$(1,874)	-40%

Research and Development Expense
Research and development expense for the six months ended June 30, 2020 increased from $25.7 million to $37.3 million due primarily to increased spending on Sofia and next-generation platform development projects, Savanna instrument development costs, higher labor and material costs associated with COVID-19 related product development and higher employee-related costs.
Research and development expenses include direct external costs such as fees paid to consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the six months ended June 30, 2020 increased $1.8 million to $58.3 million compared with the prior year, primarily due to higher employee-related costs, partially offset by reduced travel, meeting and trade show costs due to the COVID-19 travel restrictions.
General and Administrative Expense
General and administrative expense for the six months ended June 30, 2020 increased from $26.3 million to $30.0 million compared with the prior year period, due to increased compensation costs from global expansion and improved performance during the current period. The increase was partially offset by lower professional service fees incurred in the period.
Acquisition and Integration Costs
Acquisition and integration costs of $2.8 million for the six months ended June 30, 2020 primarily related to the evaluation of new business development opportunities. Acquisition and integration costs of $4.7 million for the six months ended June 30, 2019 consisted primarily of global operation integration costs.

Other Expense, net
The following table compares Other expense, net, for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six months ended June 30,		Increase (decrease)
	2020	2019	$	%
Interest and other expense, net	$(6,274)	$(9,087)	$(2,813)	-31%
Loss on extinguishment of debt	—	(748)	(748)	-100%
Total other expense, net	$(6,274)	$(9,835)	$(3,561)	-36%
Interest and other and other expense, net was $6.3 million and $9.1 million for the six months ended June 30, 2020 and 2019, respectively. Interest and other expense, net primarily relates to accretion of interest on the deferred consideration, coupon and accretion of interest related to our Convertible Senior Notes and interest and amortization of deferred financing costs associated with the debt outstanding under our Credit Agreement. The decrease in interest and other expense, net over the prior year was primarily due to lower debt balances under the Company’s Revolving Credit Facility and Convertible Senior Notes and lower deferred consideration liability outstanding. Such decrease was partially offset by $1.1 million change in fair value of derivative liabilities associated with Convertible Senior Notes conversion recorded in the second quarter of 2020. Loss on extinguishment of debt of $0.7 million for the six months ended June 30, 2019 relates to the extinguishment of $45.4 million in aggregate principal of the Convertible Senior Notes in exchange for the Company’s common stock during the period.
Income Taxes
For the six months ended June 30, 2020 and 2019, the income tax expense was $21.1 million and $1.0 million, respectively. The primary drivers of the increased income tax expense in the six months ended June 30, 2020 are the increased pre-tax profits offset by the lower proportional impact from discrete excess tax benefits from stock-based compensation. In the six months ended June 30, 2019, the excess tax benefits from stock-based compensation offset a greater portion of the tax expense from earnings.
Liquidity and Capital Resources
As of June 30, 2020 and December 31, 2019, the principal sources of liquidity consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$72,589	$52,775
Amount available to borrow under the Revolving Credit Facility	$175,000	$175,000
Working capital including cash and cash equivalents	$113,959	$96,336

As of June 30, 2020, we had $72.6 million in cash and cash equivalents, a $19.8 million increase from December 31, 2019. Our cash requirements fluctuate as a result of numerous factors, such as cash generated from operations, progress in research and development or capital expansion projects and integration activities. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt or issue additional equity, to successfully complete the transactions.
Our primary source of liquidity, other than our holdings of cash and cash equivalents, has been cash flows from operations and financing. Cash generated from operations provides us with the financial flexibility we need to meet normal operating, investing and financing needs. We do not currently expect the impacts of the COVID-19 pandemic to adversely affect our liquidity and capital resources or our ability to meet financial commitments. We anticipate that our current cash and cash equivalents, together with cash provided by operating activities will be sufficient to fund our near-term capital and operating needs for at least the next 12 months.
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
Our Convertible Senior Notes due in 2020 have a coupon rate of 3.25% and are convertible as of June 30, 2020. The principal balance outstanding as of June 30, 2020 was $13.1 million. During the three months ended June 30, 2020, the Company elected to settle $5.9 million in principal of the Convertible Senior Notes in cash, for which the settlement amount is based on the volume-weighted average trading price of the Company’s stock during a 25-day trading period that had not completed as of June 30, 2020. Based upon such election, the Company recorded a derivative liability of $27.3 million as of June 30, 2020. Such conversions will be settled in the quarter ending September 30, 2020. Refer to Note 5 of this quarterly report for additional information.
The Amended and Restated Credit Agreement provides us with a Revolving Credit Facility of $175.0 million and there is no balance outstanding as of June 30, 2020. The Revolving Credit Facility matures on August 31, 2023. See Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion of the Convertible Senior Notes and the Revolving Credit Facility.
As of June 30, 2020, we have $11.3 million in fair value of contingent consideration and $113.0 million of deferred consideration associated with acquisitions to be settled in future periods.
On December 12, 2018, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which up to $50.0 million of the Company’s shares of common stock may be purchased through December 12, 2020. During the six months ended June 30, 2020, the Company repurchased 247,172 shares of outstanding common stock under this program for approximately $42.2 million.
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
Cash Flow Summary

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities:	$120,177	$73,431
Net cash used for investing activities:	(13,388)	(11,784)
Net cash used for financing activities:	(87,019)	(76,826)
Effect of exchange rates on cash	44	38
Net increase (decrease) in cash and cash equivalents	$19,814	$(15,141)
Cash provided by operating activities of $120.2 million during the six months ended June 30, 2020 reflects net income of $107.9 million and non-cash adjustments of $39.3 million primarily associated with depreciation, amortization, stock-based compensation and accretion of interest on deferred consideration. Partially offsetting these inflows was a net working capital use of cash of $40.4 million driven by increases in accounts receivable and product inventory, both associated with the increased demand due to the COVID-19 pandemic. For the six months ended June 30, 2019, cash provided by operating activities of $73.4 million reflected net income of $26.1 million and non-cash adjustments of $38.4 million primarily associated with depreciation, amortization, stock-based compensation and accretion of interest on deferred consideration. In addition, changes in our working capital during the six months ended June 30, 2019 benefited cash by $14.0 million, primarily driven by a decrease in accounts receivable.
Our investing activities used $13.4 million during the six months ended June 30, 2020 primarily related to investments in manufacturing equipment, Sofia, Solana and Triage instruments available for lease, building improvements and scientific equipment. Our investing activities used $11.8 million during the six months ended June 30, 2019 primarily related to computer equipment, building improvements, Sofia, Solana and Triage instruments available for lease and manufacturing equipment.
We are currently planning approximately $60 million in capital expenditures for the remainder of 2020. The primary purpose for our capital expenditures is to invest in manufacturing capacity expansion, to acquire scientific equipment, to acquire Sofia, Solana and Triage instruments, to purchase or develop information technology and to implement facility improvements. We plan to fund these capital expenditures with the cash on our balance sheet.
Cash used by financing activities was $87.0 million during the six months ended June 30, 2020 primarily related to repurchases of common stock of $44.8 million, payments on deferred consideration of $42.0 million and acquisition contingent consideration of $6.0 million, partially offset by proceeds from issuance of stock of $6.1 million. Cash used by financing activities was $76.8 million during the six months ended June 30, 2019 primarily related to the payments of deferred consideration of $44.0 million, Revolving Credit Facility of $35.0 million and acquisition contingent consideration of $4.0 million as well as repurchases of common stock of $1.9 million, partially offset by proceeds from issuance of stock of $8.2 million from stock option exercises.
Seasonality
Sales of our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and typically have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our respiratory products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold and flu season. In Q2 2020, such seasonality impact was offset by the demand from the COVID-19 pandemic. Although the impact of COVID-19 on our business is still uncertain, there are early indications that COVID-19 may have some seasonality to its prevalence that could also impact the sales of our respiratory products from quarter to quarter.
Off-Balance Sheet Arrangements
At June 30, 2020 and December 31, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
For fixed rate debt, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of June 30, 2020, our cash and cash equivalents were placed in highly liquid operating accounts as well as government money market accounts.
Foreign Currency Exchange Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency.
During the six months ended June 30, 2020, total revenues increased 47% to $376.4 million, of which approximately $51.3 million in revenue was denominated in currencies other than the U.S. dollar. We believe constant currency and constant currency growth rate enhance the comparison of our financial performance from period-to-period, and to that of our competitors. Constant currency revenue excludes the impact from foreign currency fluctuations, which was an unfavorable $1.2 million for the six months ended June 30, 2020, and is calculated by translating current period revenues using prior period exchange rates, net of any hedging effect recognized in the current period. Constant currency revenue growth (expressed as a percentage) is calculated by determining the change in current period constant currency revenues over prior period revenues.
The major currencies to which our revenues are exposed are the Euro and the Chinese Yuan. A 100-basis point move in the average exchange rates (assuming a simultaneous and immediate 100 basis point change for the relevant period) would have resulted in an increase or decrease in our reported revenue for the six months ended June 30, 2020 as follows (in thousands):

Six Months Ended June 30,
Currency	2020
Chinese Yuan	$258
Euro	$206
The Company has a foreign currency management policy in place that permits the use of derivative instruments, such as forward contracts, to reduce volatility in our financial statements resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. See further discussion in Note 10 to the Notes to the Consolidated Financial Statements for additional information related to such forward contracts, which information is incorporated herein by reference.
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally, including severe and widespread transmission in the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities throughout the United States and around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. As a result of the COVID-19 outbreak and the related responses from government authorities, our business operations, financial performance and results of operations may be adversely impacted in a number of ways, including, but not limited to, the following:
•a slowdown or stoppage in the supply chain of the raw materials and packaging used to manufacture our products or inability to secure additional or alternate supply of raw materials or other products needed to manufacture our products at optimal levels;
•our inventory might be requisitioned, diverted or allocated by government order such as under emergency, disaster and civil defense declarations. For example, government actions in response to the COVID-19 pandemic affect our supply allocation, and those and our own allocation decisions can impact our customer relationships;
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
•limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people, school closures or mass transit disruptions;
•an increase in cyber-attacks given our public profile as a manufacturer of SARS-CoV-2 products;
•a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;

•an increase in the cost or the difficulty to obtain debt or equity financing;
•an increase in exposure to credit losses for customers adversely affected by the COVID-19 pandemic;
•an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, including acquisitions; and
•negative impact on our stock price.
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
The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2020.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1, 2020 - April 26, 2020	1,286	$119.05	—	$50,000,000
April 27, 2020 - May 24, 2020	1,115	179.13	—	50,000,000
May 25, 2020 - June 28, 2020	249,476	170.50	247,172	7,822,075
Total	251,877	$164.59	247,172	$7,822,075
(1) In addition to our share repurchase program, we withheld 4,705 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the vesting of RSUs during the three months ended June 30, 2020.

(2) On December 12, 2018, the Board of Directors authorized a stock repurchase program, pursuant to which up to $50.0 million of the Company’s shares of common stock may be purchased through December 12, 2020. The Company announced the stock repurchase program on December 18, 2018. During the three months ended June 30, 2020, the Company repurchased 247,172 shares of outstanding common stock under this program for approximately $42.2 million.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
ITEM 1.01 Entry into a Material Definitive Agreement.
As disclosed in prior filings, Quidel Corporation (the “Company”) leases its McKellar Court manufacturing facility in San Diego, California.
On July 27, 2020, the Company entered into a Fourth Amendment to Single Tenant Absolute Net Lease (the “Fourth Amendment”). Under the Fourth Amendment, the existing lease term was extended from December 31, 2020 to December 31, 2030. In addition, the Company will have two renewal options for two additional periods of five years each following the initial expiration of the lease on December 31, 2030. Total minimum lease payments under the lease agreement for the extended term through December 2030 total approximately $31.6 million.
A copy of the Fourth Amendment is filed as Exhibit 10.1.
ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1*	Fourth Amendment to Single Tenant Absolute Net Lease.
31.1*	Certification by Principal Executive Officer of Quidel Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Quidel Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications by Principal Executive Officer and Principal Financial Officer of Quidel Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).
___________________________

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2020	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1*	Fourth Amendment to Single Tenant Absolute Net Lease.
31.1*	Certification by Principal Executive Officer of Quidel Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Quidel Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications by Principal Executive Officer and Principal Financial Officer of Quidel Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).
___________________________
* Filed herewith.
** Furnished herewith.