Form 10-Q
period 2020-09-30
QUIDEL CORP /DE/
filed 2020-10-30
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 23, 2020, 42,067,646 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$77,547	$52,775
Accounts receivable, net	353,154	94,496
Inventories	95,221	58,086
Prepaid expenses and other current assets	35,014	16,870
Total current assets	560,936	222,227
Property, plant and equipment, net	87,697	79,762
Right-of-use assets	102,104	92,119
Goodwill	337,024	337,018
Intangible assets, net	128,251	148,112
Deferred tax asset	24,943	24,502
Other non-current assets	8,403	7,127
Total assets	$1,249,358	$910,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,370	$26,701
Accrued payroll and related expenses	28,216	17,286
Income taxes payable	51,376	—
Operating lease liabilities	7,442	6,412
Contingent consideration	5,801	5,969
Deferred consideration	42,000	42,000
Convertible Senior Notes	6,696	12,661
Other current liabilities	16,985	14,862
Total current liabilities	207,886	125,891
Operating lease liabilities - non-current	102,357	93,227
Deferred consideration - non-current	72,408	109,382
Contingent consideration - non-current	5,539	10,566
Other non-current liabilities	11,921	11,981
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000 shares authorized; none issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 97,500 shares authorized; 42,037 and 41,868 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	42	42
Additional paid-in capital	375,255	425,557
Accumulated other comprehensive loss	(891)	(463)
Retained earnings	474,841	134,684
Total stockholders’ equity	849,247	559,820
Total liabilities and stockholders’ equity	$1,249,358	$910,867
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$476,058	$126,492	$852,465	$382,712
Cost of sales	92,439	50,633	205,104	156,747
Gross profit	383,619	75,859	647,361	225,965
Research and development	21,448	11,976	58,797	37,629
Sales and marketing	37,413	26,599	95,718	83,114
General and administrative	16,410	12,146	46,421	38,453
Acquisition and integration costs	389	4,456	3,175	9,116
Total operating expenses	75,660	55,177	204,111	168,312
Operating income	307,959	20,682	443,250	57,653
Other expense, net
Interest and other expense, net	(1,797)	(3,152)	(8,071)	(12,239)
Loss on extinguishment of debt	(10,384)	—	(10,384)	(748)
Total other expense, net	(12,181)	(3,152)	(18,455)	(12,987)
Income before income taxes	295,778	17,530	424,795	44,666
Provision for income taxes	63,510	1,349	84,638	2,371
Net income	$232,268	$16,181	$340,157	$42,295
Basic earnings per share	$5.52	$0.39	$8.08	$1.04
Diluted earnings per share	$5.33	$0.38	$7.82	$1.02
Shares used in basic per share calculation	42,105	41,642	42,093	40,520
Shares used in diluted per share calculation	43,596	43,206	43,582	43,051
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$232,268	$16,181	$340,157	$42,295
Other comprehensive income (loss)
Changes in cumulative translation adjustment, net of tax	837	(544)	1,037	(698)
Changes in unrealized (losses) gains from cash flow hedges:
Net unrealized (losses) gains on derivative instruments	(1,468)	868	(1,200)	1,322
Reclassification of net realized losses (gains) on derivative instruments included in net income	71	(230)	(265)	(342)
Total change in unrealized (losses) gains from cash flow hedges, net of tax	(1,397)	638	(1,465)	980
Comprehensive income	$231,708	$16,275	$339,729	$42,577
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at December 31, 2019	41,868	$42	$425,557	$(463)	$134,684	$559,820
Issuance of common stock under equity compensation plans	153	—	3,571	—	—	3,571
Stock-based compensation expense	—	—	3,325	—	—	3,325
Repurchases of common stock	(25)	—	(1,954)	—	—	(1,954)
Other comprehensive gain, net of tax	—	—	—	200	—	200
Net income	—	—	—	—	40,237	40,237
Balance at March 31, 2020	41,996	42	430,499	(263)	174,921	605,199
Issuance of common stock under equity compensation plans	203	—	3,287	—	—	3,287
Stock-based compensation expense	—	—	4,665	—	—	4,665
Issuance of shares in exchange for Convertible Senior Notes	2	—	48	—	—	48
Derivative liabilities - Convertible Senior Notes elected to settle in cash	—	—	(26,180)	—	—	(26,180)
Repurchases of common stock	(252)	—	(42,894)	—	—	(42,894)
Other comprehensive loss, net of tax	—	—	—	(68)	—	(68)
Net income	—	—	—	—	67,652	67,652
Balance at June 30, 2020	41,949	42	369,425	(331)	242,573	611,709
Issuance of common stock under equity compensation and benefit plans	88	—	2,733	—	—	2,733
Stock-based compensation expense	—	—	5,021	—	—	5,021
Issuance of shares in exchange for Convertible Senior Notes	14	—	460	—	—	460
Repurchases of common stock	(14)	—	(2,384)	—	—	(2,384)
Other comprehensive loss, net of tax	—	—	—	(560)	—	(560)
Net income	—	—	—	—	232,268	232,268
Balance at September 30, 2020	42,037	$42	$375,255	$(891)	$474,841	$849,247

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY--(continued)
(in thousands; unaudited)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at December 31, 2018	39,386	$39	$363,921	$(139)	$61,763	$425,584
Issuance of common stock under equity compensation plans	444	1	8,816	—	—	8,817
Stock-based compensation expense	—	—	2,887	—	—	2,887
Repurchases of common stock	(24)	—	(1,476)	—	—	(1,476)
Other comprehensive gain, net of tax	—	—	—	42	—	42
Net income	—	—	—	—	24,844	24,844
Balance at March 31, 2019	39,806	40	374,148	(97)	86,607	460,698
Issuance of common stock under equity compensation and benefit plans	122	—	1,433	—	—	1,433
Stock-based compensation expense	—	—	3,309	—	—	3,309
Issuance of shares in exchange for Convertible Senior Notes	1,497	1	86,427	—	—	86,428
Tax impact from the conversion of Convertible Senior Notes	—	—	590	—	—	590
Reduction for equity component of Convertible Senior Notes exchanged	—	—	(43,516)	—	—	(43,516)
Repurchases of common stock	(7)	—	(395)	—	—	(395)
Other comprehensive gain, net of tax	—	—	—	146	—	146
Net income	—	—	—	—	1,270	1,270
Balance at June 30, 2019	41,418	41	421,996	49	87,877	509,963
Issuance of common stock under equity compensation and benefit plans	225	1	4,923	—	—	4,924
Stock-based compensation expense	—	—	3,030	—	—	3,030
Repurchases of common stock	(1)	—	(29)	—	—	(29)
Other comprehensive gain, net of tax	—	—	—	94	—	94
Net income	—	—	—	—	16,181	16,181
Balance at September 30, 2019	41,642	$42	$429,920	$143	$104,058	$534,163

QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands; unaudited)
	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$340,157	$42,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	36,781	36,740
Stock-based compensation expense	14,561	10,084
Impairment loss	—	1,144
Amortization of debt discount and deferred issuance costs	615	1,367
Change in fair value of acquisition contingencies	848	626
Accretion of interest on deferred consideration	5,026	6,352
Change in deferred tax assets and liabilities	(441)	—
Change in fair value of derivative liabilities - Convertible Senior Notes	1,084	—
Loss on extinguishment of debt	10,384	748
Changes in assets and liabilities:
Accounts receivable	(258,216)	(19,344)
Inventories	(36,949)	5,395
Prepaid expenses and other current and non-current assets	(5,080)	4,942
Accounts payable	19,561	4,429
Accrued payroll and related expenses	10,078	(5,780)
Income taxes payable	51,814	(38)
Other current and non-current liabilities	409	(2,199)
Net cash provided by operating activities:	190,632	86,761
INVESTING ACTIVITIES:
Acquisitions of property, equipment and intangibles	(36,112)	(18,716)
Net cash used for investing activities:	(36,112)	(18,716)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,824	13,156
Payments on Revolving Credit Facility	—	(45,000)
Payments on finance lease obligation	(353)	(262)
Repurchases of common stock	(47,232)	(1,900)
Payments of acquisition contingent consideration	(6,043)	(4,044)
Payments of deferred consideration	(42,000)	(44,000)
Payment on Convertible Senior Note and Derivative Liability	(43,416)	—
Transaction costs related to debt exchange	—	(733)
Net cash used for financing activities:	(130,220)	(82,783)
Effect of exchange rates on cash	472	(43)
Net increase (decrease) in cash and cash equivalents	24,772	(14,781)
Cash and cash equivalents, beginning of period	52,775	43,695
Cash and cash equivalents, end of period	$77,547	$28,914

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of property, equipment and intangibles by incurring current liabilities	$3,536	$3,067
Reduction of other current liabilities upon issuance of restricted share units	$767	$2,018
Extinguishment of Convertible Senior Notes through issuance of common stock	$508	$86,428
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
The information at September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s 2019 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2020 and 2019, the Company’s fiscal year will end or has ended on January 3, 2021 and December 29, 2019, respectively. For 2020 and 2019, the Company’s third quarter ended on September 27, 2020 and September 29, 2019, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and nine-month periods ended September 30, 2020 and 2019 each included 13 and 39 weeks respectively.
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
Significant Accounting Policies
During the nine months ended September 30, 2020, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 except as noted below.
During the three months ended September 30, 2020, the Company entered into a contract with the National Institute of Health (“NIH”) through its newly launched Rapid Acceleration of Diagnostics - Advanced Technology Platforms initiative to support the Company’s expansion of its manufacturing capacity for its diagnostic assays that test for SARS-CoV-2 antigen. The contract provides for consideration to the Company of up to $65.0 million and has a performance period of one year beginning July 2020 with key deliverables and milestones that would directly support the upgrade and addition of new manufacturing lines as well as the outfitting of a new distribution center. The Company will also provide instruments and assays to the NIH. There are no refund provisions under the contract.
Consideration from the contract is allocated to each deliverable identified within the contract using a relative fair value allocation method and recognized when there is reasonable assurance the Company will meet the milestones and receive the consideration. Consideration allocated to the delivery of instruments and assays are recognized in accordance with the Company’s existing revenue recognition policy. Consideration that relates to capital expenditures is recorded as a reduction to the carrying value of such assets and amortized over the useful life over the assets. Consideration allocated to the remainder of the contract is recorded as reductions to the related expense. During the three months ended September 30, 2020, the Company incurred $14.3 million in capital expenditures which will be reimbursed under this contract as future milestones are met. Therefore, the Company accrued such unbilled receivables in prepaid expenses and other current assets as of September 30, 2020.
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
The Convertible Senior Notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the notes. The Senior Convertible Notes became convertible on March 31, 2018 and remained convertible through September 30, 2020.
The following table reconciles net income and the weighted-average shares used in computing basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income used for basic earnings per share	$232,268	$16,181	$340,157	$42,295
Interest expense on Convertible Senior Notes, net of tax	107	180	457	1,669
Net income used for diluted earnings per share, if-converted method	$232,375	$16,361	$340,614	$43,964

Basic weighted-average common shares outstanding	42,105	41,642	42,093	40,520
Dilutive potential shares issuable from Convertible Senior Notes	218	410	340	1,282
Dilutive potential shares issuable from stock options and unvested RSUs	1,273	1,154	1,149	1,249
Diluted weighted-average common shares outstanding, if-converted	43,596	43,206	43,582	43,051
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	7	223	4	198
Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
Note 3. Balance Sheet Account Details
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$40,430	$23,294
Work-in-process (materials, labor and overhead)	33,095	20,514
Finished goods (materials, labor and overhead)	21,696	14,278
Total inventories	$95,221	$58,086

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Other receivables	$22,978	$7,857
Prepaid expenses	10,150	4,568
Income taxes receivable	—	2,560
Other	1,886	1,885
Total prepaid expenses and other current assets	$35,014	$16,870
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Customer incentives	$4,914	$7,369
Customer deposits	1,873	1,500
Other	10,198	5,993
Total other current liabilities	$16,985	$14,862

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
The Company recognized income tax provisions of $63.5 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, which represent effective tax rates of 21% and 8%, respectively. The Company recognized income tax provisions of $84.6 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively, which represent effective tax rates of 20% and 5%, respectively. The Company benefited from discrete impacts of excess tax deductions from stock-based compensation, Foreign Derived Intangible Income and research and development (“R&D”) credits for all periods. For the three and nine months ended September 30, 2020, the effective tax rates were in line with the federal statutory rate as the higher pre-tax income was offset by the impact of these benefits.
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act provides for, among other things, refundable payroll tax credits, deferment of employer side social security payments and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The Company is benefiting only from the technical amendments regarding retroactive accelerated income tax depreciation on certain of our leasehold improvement assets.

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
The Convertible Senior Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock based on an initial conversion rate, subject to adjustment, of 31.1891 shares per $1,000 principal amount of the Convertible Senior Notes (which represents an initial conversion price of approximately $32.06 per share) in the following circumstances and to the following extent: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015, if the last reported sales price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the notes in effect on each applicable trading day; (2) during the five consecutive business day period following any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Senior Notes for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; or (3) upon the occurrence of specified events described in the indenture for the Convertible Senior Notes. On or after September 15, 2020 until the close of business on the second scheduled trading day immediately preceding the stated maturity date, holders may surrender their notes for conversion at any time, regardless of the foregoing circumstances. If a fundamental change, as defined in the indenture for the Convertible Senior Notes, such as an acquisition, merger or liquidation of the Company, occurs prior to the maturity date, subject to certain limitations, holders of the Convertible Senior Notes may require the Company to repurchase all or a portion of their Convertible Senior Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

During the second quarter of 2020, the Company received notices to convert $5.9 million in principal which the Company elected to settle in cash. The settlement amount is determined based on the volume-weighted average stock price during the 25 consecutive trading days beginning on, and including, the third trading day after the conversion date notice is received. The election to settle the notes in cash is irrevocable and the settlement amount is variable based on the stock price. As of June 30, 2020, this 25-day period had not been completed. Therefore, the Company reclassified the conversion feature from equity at fair value and recorded a derivative liability of $26.2 million, measured as of the respective conversion dates. As of June 30, 2020, the derivative liability for the unsettled conversions were revalued, resulting in a loss of $1.1 million included in other expense, net on the Consolidated Statements of Income. The derivative liability was valued using the Company’s volume-weighted average stock price for a 25-day trading period preceding the measurement dates. These conversions were settled for $43.4 million during the three months ended September 30, 2020, resulting in a $10.4 million loss on extinguishment of debt.
The Convertible Senior Notes are convertible as of September 30, 2020 and will remain convertible until the second scheduled trading day before maturity. The Convertible Senior Notes outstanding as of September 30, 2020 may be settled at the Company’s option in cash or a combination of cash and shares of common stock. If such Convertible Senior Notes were converted as of September 30, 2020, the if-converted amount would exceed the principal by $40.4 million.
The Company pays 3.25% interest per annum on the principal amount of the Convertible Senior Notes semi-annually in arrears in cash on June 15 and December 15 of each year. During the nine months ended September 30, 2020, the Company recorded total interest expense of $0.6 million related to the Convertible Senior Notes, of which $0.3 million related to the amortization of the debt discount and issuance costs and $0.3 million related to the coupon due semi-annually. During the nine months ended September 30, 2019, the Company recorded total interest expense of $2.1 million related to the Convertible Senior Notes of which $1.1 million related to the amortization of the debt discount and issuance costs and $1.0 million related to the coupon due semi-annually.

The following table summarizes information about the equity and liability components of the Convertible Senior Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices and is a Level 2 measurement.

	September 30, 2020	December 31, 2019
Principal amount outstanding	$6,761	$13,131
Unamortized discount of liability component	(57)	(415)
Unamortized debt issuance costs	(8)	(55)
Net carrying amount of liability component	$6,696	$12,661
Carrying value of equity component, net of issuance costs	$1,166	$2,265
Fair value of outstanding Convertible Senior Notes	$41,570	$30,991
Remaining amortization period of discount on the liability component	0.3 years	1.0 year
Revolving Credit Facility
The Company has a $175.0 million Revolving Credit Facility under a credit agreement expiring on August 31, 2023 of which no amounts were utilized as of September 30, 2020. Loans will bear interest at a rate equal to (i) the London Interbank Offered Rate (“LIBOR”) plus the “applicable rate” or (ii) the “base rate” (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus one-half of one percent and (c) LIBOR plus one percent) plus the “applicable rate.” The initial applicable rate was 1.00% per annum for base rate loans and 2.00% per annum for LIBOR rate loans, and thereafter is determined in accordance with a pricing grid based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum for LIBOR rate loans and from 0.75% to 1.50% per annum for base rate loans. In addition, the Company pays a commitment fee on the unused portion of the Credit Agreement based on the Company’s Consolidated Leverage Ratio ranging from 0.15% to 0.30% per annum.
The Revolving Credit Facility is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets, and contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, dividends and other distributions, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of 3.50 to 1.00, which ratio may be increased to 4.50 to 1.00 in case of certain qualifying acquisitions; and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with all financial covenants as of September 30, 2020.
Interest expense recognized, including amortization of deferred issuance cost, was $0.2 million and $0.6 million, respectively for the three and nine months ended September 30, 2020 and $0.3 million and $1.4 million, respectively, for the three and nine months ended September 30, 2019.
Note 6. Stockholders’ Equity
Issuances of Common Stock
A summary of the status of stock option activity for the nine months ended September 30, 2020 is as follows (in thousands, except price data):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2019	944	$30.63
Granted	141	93.15
Exercised	(279)	21.07
Forfeited	(12)	43.34
Outstanding at September 30, 2020	794	$44.89

A summary of the status of restricted stock unit activity for the nine months ended September 30, 2020 is as follows (in thousands, except price data):

	Shares	Weighted-average grant date fair value
Non-vested December 31, 2019	786	$41.88
Granted	227	97.33
Vested	(115)	25.82
Forfeited	(18)	58.11
Non-vested at September 30, 2020	880	$58.03
During the nine months ended September 30, 2020, the Company issued 49,972 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”).
On August 28, 2020, the Board authorized an increase of additional $150.0 million to the Company’s previously announced stock repurchase program authorization. The Board also extended the repurchase authorization through August 28, 2022. During the three months ended September 30, 2020, 10,157 shares of outstanding common stock were repurchased under the Company’s share repurchase program for $1.5 million. During the nine month ended September 30, 2020, 257,329 shares of outstanding common stock were repurchased under the Company’s share repurchase program for $43.7 million. As of September 30, 2020, the Company had approximately $156.3 million available under the revised repurchase program.
Stock-Based Compensation
The expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$539	$265	$1,232	$807
Research and development	1,032	573	2,540	1,682
Sales and marketing	1,580	827	4,218	2,850
General and administrative	2,402	1,459	6,571	4,745
Total stock-based compensation expense	$5,553	$3,124	$14,561	$10,084
As of September 30, 2020, total unrecognized compensation expense was $35.8 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	1.20%	2.51%
Expected option life (in years)	5.13	5.68
Volatility rate	40%	39%
Dividend rate	0%	0%
Weighted-average grant date fair value	$35.28	$23.67
The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the nine months ended September 30, 2020 and 2019 was $97.33 and $59.45, respectively.
Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and nine months ended September 30, 2020 or 2019.

Note 7. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside of the U.S. represented $140.5 million (16%) and $129.0 million (34%) of total revenue for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, net accounts receivable due from foreign customers were $18.9 million and $22.9 million, respectively.
The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Nine Months Ended September 30,
	2020	2019
Customer:
A	25%	13%
B	18%	17%
C	11%	6%
D	9%	15%
Total:	63%	51%
As of September 30, 2020 and December 31, 2019, net accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $226.9 million and $53.5 million, respectively.
Consolidated total revenues by product category for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rapid Immunoassay	$337,042	$42,534	$513,578	$126,800
Cardiometabolic Immunoassay	64,810	66,820	172,902	200,674
Specialized Diagnostic Solutions	11,213	12,455	39,452	40,595
Molecular Diagnostic Solutions	62,993	4,683	126,533	14,643
Total revenues	$476,058	$126,492	$852,465	$382,712

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
As a result of the relocation of the Company’s headquarters to the Summers Ridge Property, the Company entered into a sublease of its former headquarters building in January 2020, with minimum rent of $2.4 million under the sublease agreement. Lease income for the nine months ended September 30, 2020 was $0.7 million.
McKellar Court Lease — In 1999, the Company completed a sale and leaseback transaction of its San Diego facility at McKellar Court to a partnership for which the Company is a 25% limited partner. The partnership is deemed to be a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not have the power to direct the activities of the partnership and does not have the obligation to absorb losses or receive benefits of the partnership that could potentially be significant to the partnership. The McKellar Court lease was scheduled to expire on December 31, 2020. On July 27, 2020 the Company entered into an amendment to the lease to extend the lease term through December 31, 2030. In addition, the McKellar court lease contains options to extend the lease for two additional five-year periods, with one five-year renewal option included within the lease term determination. Total minimum lease payments under the amended lease agreement is $51.2 million.
San Diego Distribution Center Lease - During the three months ended September 30, 2020, the Company entered into a lease agreement for a facility to be used as a distribution center in San Diego, California to support the expansion of the Company’s operations and recorded a right-of-use asset of $14.8 million and a corresponding lease liability. The initial lease term is through January 31, 2031, with options to extend the lease for two additional five-year periods.
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
On August 3, 2020, the Supreme Court issued its opinion in Ixchel Pharma v. Biogen, holding, among other matters, that in evaluating whether a restraint in a business-to-business agreement violates California law, “a rule of reason applies to determine the validity of a contractual provision by which a business is restrained from engaging in a lawful trade or business with another business.” That is, the Supreme Court rejected the position that every contract in restraint of trade in the business context is per se void, but rather each must be evaluated based on a rule of reason.
On September 9, 2020, the Supreme Court transferred the matter back to the Court of Appeal with directions to vacate its decision and reconsider the case in light of the Supreme Court’s Ixchel Pharma v. Biogen ruling. Supplemental briefing was submitted by the parties to the Court of Appeal on October 14, 2020 and the matter is currently submitted before the Court of Appeal.
The stay remains in place at the trial court level and a status conference is scheduled for December 11, 2020
Quidel denies that the Exclusivity Provision is unlawful, denies any liability with respect to this matter, and intends to vigorously defend itself. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter, some of which are subject to review by the Supreme Court; and (3) discovery is ongoing. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
From time to time, the Company is involved in other litigation and proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to our business. The Company accrues for legal claims when, and to the extent that, amounts associated with the claims become probable and are reasonably estimable. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition or results of operations or liquidity. No accrual has been recorded as of September 30, 2020 and December 31, 2019 related to such matters as they are not probable and/or reasonably estimable.
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
Note 9. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$3	$—	$3	$—	$321	$—	$321
Total assets measured at fair value	$—	$3	$—	$3	$—	$321	$—	$321
Liabilities:
Derivative liabilities	$—	$1,799	$—	$1,799	$—	$433	$—	$433
Contingent consideration	—	—	11,340	11,340	—	—	16,535	16,535
Deferred consideration	—	114,408	—	114,408	—	151,382	—	151,382
Total liabilities measured at fair value	$—	$116,207	$11,340	$127,547	$—	$151,815	$16,535	$168,350
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three and nine-month periods ended September 30, 2020 and the year ended December 31, 2019.
Derivative financial instruments are measured based on observable inputs that are corroborated by market data. Observable inputs include broker quotes and daily market foreign currency rates, forward pricing curves.
In connection with the acquisition of the BNP Business, the Company pays annual installments of $42.0 million each in deferred consideration through April 2023 and up to $8.0 million each in contingent consideration through April 2022. The fair value of the deferred consideration is calculated based on the net present value of cash payments using an estimated borrowing rate based on a quoted price for a similar liability. The Company recorded $1.4 million and $5.0 million, respectively, for the accretion of interest on the deferred consideration during the three and nine months ended September 30, 2020. The fair value of contingent consideration is calculated using a discounted probability weighted valuation model. Significant assumptions used in the measurement include revenue projections and discount rates that are not observed in the market and thus represent Level 3 measurements. The discount rate of 3.5% used as of September 30, 2020 was based on estimated borrowing rate for a similar liability.

Changes in estimated fair value of contingent consideration liabilities from December 31, 2019 through September 30, 2020 were as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2019	$16,535
Cash payments	(6,043)
Change in estimated fair value, recorded in general and administrative expenses	848
Balance at September 30, 2020	$11,340

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
The following table summarizes the fair value and notional amounts of designated and non-designated foreign currency forward contracts as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Notional Amount	Fair Value, Net	Notional Amount	Fair Value, Net
Designated cash flow hedges:
Prepaid expenses and other current assets	$—	$—	$27,944	$321
Other current liabilities	$43,325	$1,657	$6,219	$433

Non-designated forward contracts:
Prepaid expenses and other current assets	$6,903	$3	$—	$—
Other current liabilities	$5,939	$142	$—	$—

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation: the impact of the novel virus (COVID-19) global pandemic; funding and compliance risks relating to government contracts, including the ability to meet key deliverables and milestones under our NIH RADx-ATP contract; adverse changes in competitive conditions, the reimbursement system currently in place and future changes to that system, changes in economic conditions in our domestic and international markets, lower than anticipated market penetration of our products, our reliance on sales of our influenza and COVID-19 diagnostic tests, fluctuations in our operating results resulting from the timing of the onset, length and severity of cold and flu seasons, seasonality, government and media attention focused on influenza and other respiratory or novel viruses and the related potential impact on humans from such viruses, the quantity of our product in our distributors’ inventory or distribution channels, changes in the buying patterns of our distributors, and changes in the healthcare market and consolidation of our customer base; our development, acquisition and protection of proprietary technology rights; our development of new technologies, products and markets; our reliance on a limited number of key distributors; our exposure to claims and litigation that could result in significant expenses and could ultimately result in an unfavorable outcome for us, including the ongoing litigation between us and Beckman Coulter, Inc.; intellectual property risks, including but not limited to, infringement litigation; our need for additional funds to finance our capital or operating needs; the financial soundness of our customers and suppliers; acceptance of our products among physicians and other healthcare providers; competition with other providers of diagnostic products; failures or delays in receipt of new product reviews or related to currently-marketed products by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities or loss of any previously received regulatory approvals or clearances or other adverse actions by regulatory authorities; changes in government policies; costs of and adverse operational impact from failure to comply with government regulations in addition to FDA regulations; compliance with government regulations relating to the handling, storage and disposal of hazardous substances; third-party reimbursement policies and potential cost constraints; our failure to comply with laws and regulations relating to billing and payment for healthcare services; our ability to meet demand for our products; interruptions or shortages in our supply of raw materials and other components; product defects; business risks not covered by insurance; costs and disruptions from failures in our information technology and storage systems; our exposure to data corruption, cyber-based attacks, security breaches and privacy violations; competition for and loss of management and key personnel; international risks, including but not limited to, compliance with product registration requirements, compliance with legal requirements, tariffs, exposure to currency exchange fluctuations and foreign currency exchange risk, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, social, political and economic instability, increased financial accounting and reporting burdens and complexities, taxes, and diversion of lower priced international products into U.S. markets; changes in tax rates and exposure to additional tax liabilities or assessments; our ability to identify and successfully acquire and integrate potential acquisition targets; that we may have to write off goodwill relating to our acquisitions; our ability to manage our growth strategy and identify and integrate acquired companies or technologies and our ability to obtain financing; the level of our indebtedness and deferred payment obligations; that our Revolving Credit Facility is secured by substantially all of our assets; the agreements for our indebtedness place operating and financial restrictions on us and our ability to operate our business; that an event of default could trigger acceleration of our outstanding indebtedness; that we may incur additional indebtedness; increases in interest rate relating to our variable rate debt; dilution resulting from future sales of our equity; volatility in our stock price; provisions in our charter documents, Delaware law and the indenture governing our Convertible Senior Notes that might delay or impede stockholder actions with respect to business combinations or similar transactions; and our intention of not paying dividends. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the remainder of 2020 regarding revenue growth, gross margins and earnings, including the sources of expected growth; our initiatives for the remainder of 2020, including research and development activities and emphasis and our production capacity expansion; that we expect to continue to make substantial expenditures for research and development activities; the nature and amount of projected capital expenditures for the remainder of 2020 and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources; our strategy, goals, initiatives and objectives; our strategy, exposure to, and defenses against, claims and litigation, including the pending litigation with Beckman; the sufficiency of our liquidity and our short-term needs for capital; the sufficiency of our insurance coverage; that we may incur additional debt or issue additional equity; and our intention to continue to evaluate technology, product lines and acquisition and licensing opportunities. The risks described under “Risk Factors” in Item 1A Part II of this quarterly report on Form 10-Q and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, whether as a result of new information, future events or otherwise.
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
New SARS-CoV-2 Diagnostic Products
As a leader in point-of-care diagnostics and with established expertise in respiratory infectious disease products, we are well-positioned to respond to the COVID-19 pandemic. We are working closely with national and local governments, agencies, and industry partners to develop, manufacture and supply critical diagnostic products to support testing initiatives to help curb the spread of the SARS-CoV-2 virus. In particular, we have developed new molecular and antigen products to diagnose the SARS-CoV-2 virus. We have experienced exceptional demand for such products. In response, we have committed significant resources toward the expansion of our production capacity.
We expect demand for our molecular and antigen assays and instruments to continue for the near-term at elevated levels, especially in the United States. At the same time, we also have observed decreased demand for certain of our other diagnostic products, such as cardiometabolic products, in connection with customers closing or decreasing their operations and/or patients deferring treatment. In addition, our non-COVID-19 product development and regulatory clearances may be delayed as attention remains focused on the pandemic. Notably, the extent to which COVID-19 will impact demand for our products depends on future developments, which are highly uncertain and very difficult to predict, including new information that may emerge concerning the severity of the coronavirus and actions to contain and treat its impacts.
Operations and Employee Safety
While many governments have implemented lockdown and shelter-in-place orders, requiring non-essential businesses to shut down operations, our business is deemed “essential” and we have continued to operate, manufacture and distribute products to customers. We have implemented preparedness plans designed to help protect the safety of our employees and maintain operational continuity with an emphasis on manufacturing, product distribution and product development during this crisis. To date, we have been able to maintain our operations without significant interruption and have been able to develop and quickly scale manufacturing capacity for new products related to the COVID-19 pandemic.
To mitigate the pandemic’s impact, we have transitioned non-essential employees to work remotely, and have implemented preventative protocols intended to help safeguard our on-site employees and maintain business continuity in the event government restrictions or severe outbreaks impact our operations at certain sites. We have also enhanced cleaning and sanitizing procedures, provided additional personal hygiene supplies and protective equipment to personnel, implemented health screening protocols and periodic testing for essential personnel, limited access to facilities to outside persons who are not critical to continuing our operations, trained employees on guidelines for social distancing and face coverings and isolation and quarantine of personnel as we deem appropriate given the facts, circumstances and applicable laws or regulations. These measures have created additional burdens on our infrastructure and information technology systems and may result in decreased productivity and increased operating costs. However, the various responses we have put in place have to date resulted in limited disruption to our normal business operations.
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
Supply Chains
As a result of the COVID-19 pandemic, we have seen delays in receipts for certain raw materials and components for our products. Such delays can result in disruption to our business operations. We are continuously evaluating our supply chain to identify potential gaps and have taken steps intended to ensure continuity. We have considered potential political, legal or regulatory actions that could be taken as a result of the pandemic in jurisdictions where we manufacture, source or distribute products that could impact our supply of products to our customers or the availability of raw materials and components from our suppliers. We cannot currently predict the frequency, duration or scope of these government actions and any supply disruptions, and the availability of various products is dependent on our suppliers, their location and the extent to which they are impacted by the COVID-19 pandemic. We are proactively working with manufacturers, industry partners and government agencies to help meet the needs of our customers during the pandemic.
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
We are seeking to minimize the impact of delays and secure allocations of vital raw materials to meet extremely high demand for our products. However, dependent on the duration and continued intensity of the current pandemic, we believe it is possible that we may experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and unfavorably impact our results of operations depending on the nature and duration of such interruption.
Outlook
We anticipate continued revenue growth for the remainder of 2020, including a favorable impact from the sale of testing products related to the COVID-19 pandemic, with a positive impact on gross margin and earnings. We expect to continue to make significant investment in research and development activities as we develop our next generation immunoassay and molecular platforms, as well as additional assays to be launched on our current platforms, with the most recent focus on the continued development of assays to address the COVID-19 pandemic. Additionally, we are investing in the expansion of our production capacity in response to the demand driven by the COVID-19 pandemic. We intend to continue our focus on prudently managing our business and delivering solid financial results, while at the same time striving to continue to introduce new products to the market and maintaining our emphasis on research and development investments for longer term growth. Finally, we expect to continue to evaluate opportunities to acquire new product lines, technologies and companies.

Three months ended September 30, 2020 compared to the three months ended September 30, 2019
Total Revenues
The following table compares total revenues for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Rapid Immunoassay	$337,042	$42,534	$294,508	692%
Cardiometabolic Immunoassay	64,810	66,820	(2,010)	-3%
Specialized Diagnostic Solutions	11,213	12,455	(1,242)	-10%
Molecular Diagnostic Solutions	62,993	4,683	58,310	1,245%
Total revenues	$476,058	$126,492	$349,566	276%
For the three months ended September 30, 2020, total revenue increased to $476.1 million from $126.5 million in the prior period. The Rapid Immunoassay category was the largest contributor to revenue growth, driven by the Sofia SARS Antigen assay. This is partially offset by lower demand for influenza and strep A products, which correlates with the decreased doctor’s office visits during the period. Molecular Diagnostic Solutions sales increased $58.3 million over prior year, driven by the Lyra SARS-CoV-2 assays. Cardiometabolic Immunoassay and Specialized Diagnostic Solutions sales decreased as compared with prior year due to continued impact of the COVID-19 pandemic. Currency exchange rate impact for the quarter was favorable by $0.5 million, which had a minimal impact on the growth rate.
Gross Profit
Gross profit increased to $383.6 million, or 81% of revenue for the three months ended September 30, 2020, compared to $75.9 million, or 60% of revenue for the three months ended September 30, 2019. The increased gross profit was driven by the demand for the new Sofia SARS Antigen and Lyra SARS-CoV-2 products. Increased spend, required to expedite the production ramp, was mostly offset by higher absorption related to the increased production volumes. Gross margin improvement versus last year was due to the same factors.
Operating Expenses
The following table compares operating expenses for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,
	2020		2019
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$21,448	5%	$11,976	9%	$9,472	79%
Sales and marketing	$37,413	8%	$26,599	21%	$10,814	41%
General and administrative	$16,410	3%	$12,146	10%	$4,264	35%
Acquisition and integration costs	$389	—%	$4,456	4%	$(4,067)	-91%

Research and Development Expense
Research and development expense for the three months ended September 30, 2020 increased from $12.0 million to $21.4 million due primarily to increased spending on Savanna, Sofia instrument upgrade and next-generation instrument development projects. We also incurred incremental labor and material costs associated with COVID-19 product development.
Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.

Sales and Marketing Expense
Sales and marketing expense for the three months ended September 30, 2020 increased from $26.6 million to $37.4 million due primarily to higher compensation costs driven by increased headcount and improved performance in the quarter, as well as bad debt expense. This was partially offset by reduced travel, meeting and trade show costs due to the COVID-19 travel restrictions.
General and Administrative Expense
General and administrative expense for the three months ended September 30, 2020 increased from $12.1 million to $16.4 million compared with the prior year due to higher compensation costs.
Acquisition and Integration Costs
Acquisition and integration costs of $0.4 million for the three months ended September 30, 2020 related to professional service fees, while the acquisition and integration costs of $4.5 million for the three months ended September 30, 2019 consisted primarily of global operation integration costs and evaluation of new business development opportunities.
Other Expense, Net
The following table compares Other expense, net, for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three months ended September 30,		Increase (decrease)
	2020	2019	$	%
Interest and other expense, net	$(1,797)	$(3,152)	$(1,355)	-43%
Loss on extinguishment of debt	(10,384)	—	10,384	N/A
Total other expense, net	$(12,181)	$(3,152)	9,029	286%
Interest and other expense, net primarily relates to accretion of interest on the deferred consideration, coupon and accretion of interest related to our Convertible Senior Notes and interest and amortization of deferred financing costs associated with our Credit Agreement. The decrease in interest and other expense, net of $1.4 million over the prior year was primarily due to lower debt balances under the Company’s Convertible Senior Notes, Revolving Credit Facility and lower accretion of interest as the total deferred consideration liability outstanding declined during 2020. Loss on extinguishment of debt of $10.4 million for the three months ended September 30, 2020 relates to the extinguishment of $5.9 million in aggregate principal of the Convertible Senior Notes converted and settled in cash during the period.
Income Taxes
For the three months ended September 30, 2020 and 2019, income tax expense was $63.5 million and $1.3 million, respectively. The higher tax expense for the three months ended September 30, 2020 compared to the same period in the prior year is a result of higher pre-tax profits and lower proportional discrete tax benefits recorded in 2020 for excess tax benefits of stock-based compensation.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Total Revenues
The following table compares total revenues for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
Rapid Immunoassay	$513,578	$126,800	$386,778	305%
Cardiometabolic Immunoassay	172,902	200,674	(27,772)	-14%
Specialized Diagnostic Solutions	39,452	40,595	(1,143)	-3%
Molecular Diagnostic Solutions	126,533	14,643	111,890	764%
Total revenues	$852,465	$382,712	$469,753	123%
For the nine months ended September 30, 2020, total revenue increased to $852.5 million from $382.7 million in the prior year. The Rapid Immunoassay category was the largest contributor to revenue growth, driven by the Sofia SARS Antigen and influenza assays. Molecular Diagnostic Solutions sales grew $111.9 million over prior year, driven by the Lyra SARS-CoV-2 assays. The decrease in Cardiometabolic Immunoassay and Specialized Diagnostic Solutions sales was mainly due to lower demand during the COVID-19 pandemic. Currency exchange rate impact for the period was unfavorable by $0.7 million, which had a minimal impact on the growth rate.
Gross Profit
Gross profit increased to $647.4 million, or 76% of revenue for the nine months ended September 30, 2020, compared to $226.0 million, or 59% of revenue for the nine months ended September 30, 2019. The increased gross profit was driven by the demand for the new Sofia SARS Antigen, Lyra SARS-CoV-2 and influenza products, which drove improved product mix. In addition, higher production volumes contributed to increased manufacturing overhead absorption, which offset increases in spend. Gross margin improved compared to the same period in the prior year due to the same factors.
Operating Expenses
The following table compares operating expenses for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Nine Months Ended September 30,
	2020		2019
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$58,797	7%	$37,629	10%	$21,168	56%
Sales and marketing	$95,718	11%	$83,114	22%	$12,604	15%
General and administrative	$46,421	5%	$38,453	10%	$7,968	21%
Acquisition and integration costs	$3,175	—%	$9,116	2%	$(5,941)	-65%

Research and Development Expense
Research and development expense for the nine months ended September 30, 2020 increased from $37.6 million to $58.8 million due primarily to increased spending on Savanna, Sofia instrument upgrade and next-generation instrument development projects. We also incurred higher labor, material and clinical trials spend associated with COVID-19 product development.
Research and development expenses include direct external costs such as fees paid to consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.

Sales and Marketing Expense
Sales and marketing expense for the nine months ended September 30, 2020 increased $12.6 million to $95.7 million compared with the prior year, primarily due to higher employee-related costs, freight and bad debt expense, partially offset by reduced travel, meeting and trade show costs due to the COVID-19 travel restrictions.
General and Administrative Expense
General and administrative expense for the nine months ended September 30, 2020 increased from $38.5 million to $46.4 million compared with the prior year period, due to increased compensation costs from global expansion and improved performance in 2020. The increase was partially offset by lower professional service fees incurred in the period.
Acquisition and Integration Costs
Acquisition and integration costs of $3.2 million for the nine months ended September 30, 2020 primarily related to the evaluation of new business development opportunities. Acquisition and integration costs of $9.1 million for the nine months ended September 30, 2019 consisted primarily of global operation integration costs.
Other Expense, net
The following table compares Other expense, net, for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Nine months ended September 30,		Increase (decrease)
	2020	2019	$	%
Interest and other expense, net	$(8,071)	$(12,239)	$(4,168)	-34%
Loss on extinguishment of debt	(10,384)	(748)	9,636	1,288%
Total other expense, net	$(18,455)	$(12,987)	$5,468	42%
Interest and other expense, net was $8.1 million and $12.2 million for the nine months ended September 30, 2020 and 2019, respectively. Interest and other expense, net primarily relates to accretion of interest on the deferred consideration, coupon and accretion of interest related to our Convertible Senior Notes and interest and amortization of deferred financing costs associated with the debt outstanding under our Credit Agreement. The decrease in interest and other expense, net over the prior year was primarily due to lower debt balances under the Company’s Revolving Credit Facility and Convertible Senior Notes and lower deferred consideration liability outstanding. Such decrease was partially offset by a $1.1 million change in fair value of derivative liabilities associated with Convertible Senior Notes conversion recorded in the second quarter of 2020.
Loss on extinguishment of debt of $10.4 million for the nine months ended September 30, 2020 relates to the extinguishment of $5.9 million in aggregate principal of the Convertible Senior Notes converted and settled in cash during the period. Loss on extinguishment of debt of $0.7 million for the nine months ended September 30, 2019 relates to the extinguishment of $45.4 million in aggregate principal of the Convertible Senior Notes in exchange for the Company’s common stock during the period.
Income Taxes
For the nine months ended September 30, 2020 and 2019, the income tax expense was $84.6 million and $2.4 million, respectively. The primary drivers of the increased income tax expense in the nine months ended September 30, 2020 are the increased pre-tax profits offset by the lower proportional impact from discrete excess tax benefits from stock-based compensation. In the nine months ended September 30, 2019, the excess tax benefits from stock-based compensation offset a greater portion of the tax expense from earnings.

Liquidity and Capital Resources
As of September 30, 2020 and December 31, 2019, the principal sources of liquidity consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$77,547	$52,775
Amount available to borrow under the Revolving Credit Facility	$175,000	$175,000
Working capital including cash and cash equivalents	$353,050	$96,336

As of September 30, 2020, we had $77.5 million in cash and cash equivalents, a $24.8 million increase from December 31, 2019. Our cash requirements fluctuate as a result of numerous factors, such as cash generated from operations, progress in research and development or capital expansion projects and integration activities. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt or issue additional equity, to successfully complete the transactions.
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
Our Convertible Senior Notes due in 2020 have a coupon rate of 3.25% and are convertible as of September 30, 2020. The principal balance outstanding as of September 30, 2020 was $6.8 million. The Amended and Restated Credit Agreement provides us with a Revolving Credit Facility of $175.0 million and there is no balance outstanding as of September 30, 2020. The Revolving Credit Facility matures on August 31, 2023. See Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion of the Convertible Senior Notes and the Revolving Credit Facility.
As of September 30, 2020, we have $11.3 million in fair value of contingent consideration and $114.4 million of deferred consideration associated with acquisitions to be settled in future periods.
On December 12, 2018, the Company’s Board of Directors authorized a stock repurchase program, pursuant to which up to $50.0 million of the Company’s shares of common stock may be purchased through December 12, 2020. On August 28, 2020, the Board authorized an addition of $150.0 million to the Company’s previously announced stock repurchase program. The Board also extended the repurchase authorization through August 28, 2022. For the nine months ended September 30, 2020, 257,329 shares of outstanding common stock were repurchased under the Company’s share repurchase program for approximately $43.7 million. As of September 30, 2020, the Company had approximately $156.3 million available under the repurchase program.
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
Cash Flow Summary

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash provided by operating activities:	$190,632	$86,761
Net cash used for investing activities:	(36,112)	(18,716)
Net cash used for financing activities:	(130,220)	(82,783)
Effect of exchange rates on cash	472	(43)
Net increase (decrease) in cash and cash equivalents	$24,772	$(14,781)
Cash provided by operating activities of $190.6 million during the nine months ended September 30, 2020 reflects net income of $340.2 million and adjustments of $68.9 million primarily associated with depreciation, amortization, stock-based compensation, loss on extinguishment of debt and accretion of interest on deferred consideration. Partially offsetting these inflows was a net working capital use of cash of $218.8 million driven by increases in accounts receivable and product inventory, both associated with the increased demand due to the COVID-19 pandemic, partially offset by an increase in income taxes payable. For the nine months ended September 30, 2019, cash provided by operating activities of $86.8 million reflects net income of $42.3 million and non-cash adjustments of $57.1 million primarily associated with depreciation, amortization, stock-based compensation and accretion of interest on deferred consideration. In addition, we used cash to fund our working capital requirements of $10.4 million, primarily driven by an increase in accounts receivable.
Our investing activities used $36.1 million during the nine months ended September 30, 2020 primarily related to investments in manufacturing equipment, Sofia, Solana and Triage instruments available for lease, building improvements and scientific equipment. Our investing activities used $18.7 million during the nine months ended September 30, 2019 primarily related to payments for computer equipment, building improvements, Sofia, Solana and Triage instruments available for lease and manufacturing equipment.
We are currently planning approximately $44 million in capital expenditures for the remainder of 2020. The primary purpose for our capital expenditures is to invest in manufacturing capacity expansion, to acquire Sofia, Solana and Triage instruments, to acquire scientific equipment, to purchase or develop information technology and to implement facility improvements. Of such amount, approximately $18 million is expected to be funded through the NIH contract entered into in the third quarter of 2020. See Note 1 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion of the NIH contract. We plan to fund the remainder of the capital expenditures with the cash on our balance sheet.
Cash used by financing activities was $130.2 million during the nine months ended September 30, 2020 primarily related to repurchases of common stock of $47.2 million, payment on Convertible Senior Notes and Derivative Liability of $43.4 million, payments on deferred consideration of $42.0 million and acquisition contingent consideration of $6.0 million, partially offset by proceeds from issuance of stock of $8.8 million. Cash used by financing activities was $82.8 million during the nine months ended September 30, 2019 primarily related to the payments of deferred consideration of $44.0 million, Revolving Credit Facility paydown of $45.0 million and acquisition contingent consideration of $4.0 million as well as repurchases of common stock of $1.9 million, partially offset by proceeds from issuance of stock of $13.2 million from stock option exercises.
Seasonality
Sales of our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and typically have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our respiratory products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold and flu season. In the third quarter of 2020, such seasonality impact was offset by the demand from the COVID-19 pandemic. Although the impact of COVID-19 on our business is still uncertain, there are early indications that COVID-19 may have some seasonality to its prevalence that could also impact the sales of our respiratory products from quarter to quarter.
Off-Balance Sheet Arrangements
At September 30, 2020 and December 31, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
For fixed rate debt, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, as of September 30, 2020, we did not have any cash and cash equivalents placed in funds held in government money market accounts and commercial paper.
Foreign Currency Exchange Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency.

During the nine months ended September 30, 2020, total revenues increased 123% to $852.5 million, of which approximately $79.1 million in revenue was denominated in currencies other than the U.S. dollar. We believe constant currency and constant currency growth rate enhance the comparison of our financial performance from period-to-period, and to that of our competitors. Constant currency revenue excludes the impact from foreign currency fluctuations, which was an unfavorable $0.7 million for the nine months ended September 30, 2020, and is calculated by translating current period revenues using prior period exchange rates, net of any hedging effect recognized in the current period. Constant currency revenue growth (expressed as a percentage) is calculated by determining the change in current period constant currency revenues over prior period revenues.
The major currencies to which our revenues are exposed are the Euro and the Chinese Yuan. A 100-basis point move in the average exchange rates (assuming a simultaneous and immediate 100 basis point change for the relevant period) would have resulted in an increase or decrease in our reported revenue for the nine months ended September 30, 2020 as follows (in thousands):

Nine Months Ended September 30,
Currency	2020
Chinese Yuan	$413
Euro	$307
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
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth in the section entitled “Litigation and Other Legal Proceedings” under Note 8 to the Notes to the Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report, is incorporated herein by reference.
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
In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally, including severe and widespread transmission in the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities throughout the United States and around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. As a result of the COVID-19 outbreak and the related responses from government authorities, our business operations, financial performance and results of operations may be adversely impacted in a number of ways, including, but not limited to, the following:
•a slowdown or stoppage in the supply chain of the raw materials and packaging used to manufacture our products or our inability to secure additional or alternate supply of raw materials or other products needed to manufacture our products at optimal levels;
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
•increased costs in our production and shipping processes due to premium pay for manufacturing and certain other employees as well as social distancing and personal protective equipment requirements;
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
We are continuing to rapidly and significantly expand our manufacturing capacity, including expanding and scaling our infrastructure to support our COVID-19 test products. This rapid expansion can place significant strain on our management, personnel, operations, systems and financial resources. Failure to successfully manage this expansion could negatively affect our operating results, including due to inefficiencies in implementing such expansion or higher costs for materials, technology, equipment and human capital during the intensity of the COVID-19 pandemic. Moreover, we may not realize the revenue growth and profitability we anticipate for our COVID-19 and other respiratory diagnostic products, which could result, among other factors, in a failure to realize the benefits of our manufacturing capacity expansion and the value of those investments being written down or written off.
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
Our contracts with government entities involve future funding and compliance risks.
Our contracts with government entities involve future funding and compliance risks. These contracts, such as our National Institute of Health RADx-ATP contract, are subject to risks such as lack of funding and legal compliance and we may not be able to meet key deliverables and milestones. These contracts might not be renewed or might be terminated for convenience with little or no prior notice. Government contracts may expose us to higher potential liability than do other types of contracts. In addition, government contracts typically are subject to procurement laws that include socio-economic, employment practices, environmental protection, recordkeeping and accounting and other requirements. For example, our contracts with the U.S. government generally require us to comply with the Federal Acquisition Regulations, U.S. False Claims Act, Procurement Integrity Act, Buy American Act and Trade Agreements Act. We are subject to government audits, investigations and oversight proceedings. Government agencies routinely review and audit government contractors to determine whether they are complying with contractual and legal requirements. If we fail to comply with these requirements, or we fail an audit, we are subject to various sanctions such as monetary damages, criminal and civil penalties, termination of contracts and suspension or debarment from government contract work. These requirements complicate our business and increase our compliance burden. The occurrence of any of these risks could harm our reputation and might have a materially adverse impact on our business operations and our financial position or results of operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended September 30, 2020.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
June 29, 2020 - July 26, 2020	921	$247.38	—	$7,822,075
July 27, 2020 - August 23, 2020	704	241.52	—	157,822,075
August 24, 2020 - September 27, 2020	12,657	156.99	10,157	156,313,465
Total	14,282	$166.99	10,157	$156,313,465
(1) In addition to our share repurchase program, we withheld 4,125 shares of common stock from employees in connection with payment of minimum tax withholding obligations relating to the vesting of RSUs during the three months ended September 30, 2020.
(2) On December 12, 2018, the Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which up to $50.0 million of the Company’s shares of common stock may be purchased through December 12, 2020. The Company announced the stock repurchase program on December 18, 2018. On August 28, 2020, the Board authorized an increase of additional $150.0 million to the Company’s existing stock repurchase program authorization, which was announced on September 1, 2020. The Board also extended the repurchase authorization through August 28, 2022. During the three months ended September 30, 2020, 10,157 shares of outstanding common stock were repurchased under the Company’s revised share repurchase program for approximately $1.5 million. As of September 30, 2020, the Company had approximately $156.3 million available under the revised repurchase program.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1*	Amendment No.1 to Amended and Restated Credit Agreement dated September 11, 2020.
10.2(1)*	Agreement Re: Change in Control, entered into on October 22, 2020 between the Registrant and Tammi Ranalli.
10.3(1)*	Agreement Re: Change in Control, entered into on October 22, 2020 between the Registrant and William Ferenczy.
31.1*	Certification by Principal Executive Officer of Quidel Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Quidel Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications by Principal Executive Officer and Principal Financial Officer of Quidel Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).
_________________________
* Filed herewith.
** Furnished herewith.
(1) Indicates a management plan or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2020	QUIDEL CORPORATION

/s/ DOUGLAS C. BRYANT
Douglas C. Bryant
President and Chief Executive Officer (Principal Executive Officer)

/s/ RANDALL J. STEWARD
Randall J. Steward
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 6, 2015.)
3.3	Amended and Restated Bylaws of Quidel Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 27, 2015.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1*	Amendment No.1 to Amended and Restated Credit Agreement dated September 11, 2020.
10.2(1)*	Agreement Re: Change in Control, entered into on October 22, 2020 between the Registrant and Tammi Ranalli.
10.3(1)*	Agreement Re: Change in Control, entered into on October 22, 2020 between the Registrant and William Ferenczy.
31.1*	Certification by Principal Executive Officer of Quidel Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer of Quidel Corporation pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications by Principal Executive Officer and Principal Financial Officer of Quidel Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).
___________________________
* Filed herewith.
** Furnished herewith.
(1) Indicates a management plan or compensatory plan or arrangement.