Form 10-Q
period 2021-03-31
QUIDEL CORP /DE/
filed 2021-05-07
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 30, 2021, 42,550,816 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$981,052	$489,941
Accounts receivable, net	70,170	497,688
Inventories	174,669	113,798
Prepaid expenses and other current assets	56,822	40,975
Total current assets	1,282,713	1,142,402
Property, plant and equipment, net	169,627	110,481
Right-of-use assets	137,436	100,544
Goodwill	337,026	337,032
Intangible assets, net	116,156	122,431
Deferred tax asset	44,316	44,762
Other non-current assets	10,095	13,512
Total assets	$2,097,369	$1,871,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,125	$86,316
Accrued payroll and related expenses	16,612	34,781
Income taxes payable	169,619	127,788
Operating lease liabilities	8,149	7,799
Contingent consideration	5,957	5,987
Deferred consideration	42,000	42,000
Other current liabilities	42,474	32,290
Total current liabilities	366,936	336,961
Operating lease liabilities - non-current	138,042	100,706
Deferred consideration - non-current	75,403	73,951
Contingent consideration - non-current	5,909	5,909
Other non-current liabilities	21,365	20,934
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000 shares authorized; none issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 97,500 shares authorized; 42,543 and 42,290 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	43	42
Additional paid-in capital	366,454	388,121
Accumulated other comprehensive income (loss)	162	(431)
Retained earnings	1,123,055	944,971
Total stockholders’ equity	1,489,714	1,332,703
Total liabilities and stockholders’ equity	$2,097,369	$1,871,164
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2021	2020
Total revenues	$375,338	$174,653
Cost of sales	73,379	59,662
Gross profit	301,959	114,991
Research and development	23,304	16,379
Sales and marketing	34,233	30,738
General and administrative	19,507	14,332
Acquisition and integration costs	726	1,914
Total operating expenses	77,770	63,363
Operating income	224,189	51,628
Interest and other expense, net	(2,382)	(2,807)
Income before income taxes	221,807	48,821
Provision for income taxes	43,723	8,584
Net income	$178,084	$40,237
Basic earnings per share	$4.19	$0.96
Diluted earnings per share	$4.09	$0.93
Shares used in basic per share calculation	42,510	42,056
Shares used in diluted per share calculation	43,533	43,403
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$178,084	$40,237
Other comprehensive income (loss)
Changes in cumulative translation adjustment, net of tax	(840)	(65)
Changes in unrealized (losses) gains from cash flow hedges:
Net unrealized gains on derivative instruments	341	406
Reclassification of net realized losses (gains) on derivative instruments included in net income	1,092	(141)
Total change in unrealized (losses) gains from cash flow hedges, net of tax	1,433	265
Comprehensive income	$178,677	$40,437
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance at December 31, 2020	42,290	$42	$388,121	$(431)	$944,971	$1,332,703
Issuance of common stock under equity compensation plans	409	1	6,373	—	—	6,374
Stock-based compensation expense	—	—	5,889	—	—	5,889
Tax withholdings related to vesting of stock-based awards	(156)	—	(33,929)	—	—	(33,929)
Other comprehensive gain, net of tax	—	—	—	593	—	593
Net income	—	—	—	—	178,084	178,084
Balance at March 31, 2021	42,543	$43	$366,454	$162	$1,123,055	$1,489,714

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 31, 2019	41,868	$42	$425,557	$(463)	$134,684	$559,820
Issuance of common stock under equity compensation plans	153	—	3,571	—	—	3,571
Stock-based compensation expense	—	—	3,325	—	—	3,325
Tax withholdings related to vesting of stock-based awards	(25)	—	(1,954)	—	—	(1,954)
Other comprehensive gain, net of tax	—	—	—	200	—	200
Net income	—	—	—	—	40,237	40,237
Balance at March 31, 2020	41,996	$42	$430,499	$(263)	$174,921	$605,199

QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands; unaudited)
	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$178,084	$40,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	12,705	12,391
Stock-based compensation expense	5,828	3,878
Amortization of debt discount and deferred issuance costs	101	217
Accretion of interest on deferred consideration	1,451	1,895
Net change in operating lease right-of-use assets and liabilities	794	89
Change in deferred tax assets and liabilities	446	78
Changes in assets and liabilities:
Accounts receivable	427,052	(7,737)
Inventories	(61,134)	(602)
Prepaid expenses and other current and non-current assets	(13,811)	321
Accounts payable	(3,860)	6,639
Accrued payroll and related expenses	(16,054)	(2,860)
Income taxes payable	41,386	5,639
Other current and non-current liabilities	12,469	995
Net cash provided by operating activities:	585,457	61,180
INVESTING ACTIVITIES:
Acquisitions of property, equipment and intangibles	(78,291)	(5,884)
Proceeds from government assistance allocated to fixed assets	13,722	—
Net cash used for investing activities:	(64,569)	(5,884)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,373	2,805
Payments on finance lease obligation	(62)	(112)
Payments of tax withholdings related to vesting of stock-based awards	(33,929)	(1,954)
Payments of acquisition contingent consideration	(30)	(34)
Net cash (used for) provided by financing activities:	(29,648)	705
Effect of exchange rates on cash	(129)	(6)
Net increase in cash and cash equivalents	491,111	55,995
Cash and cash equivalents, beginning of period	489,941	52,775
Cash and cash equivalents, end of period	$981,052	$108,770

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of property, equipment and intangibles by incurring current liabilities	$7,284	$860
Capital expenditures to be reimbursed under a government contract	$12,622	$—
Reduction of other current liabilities upon issuance of restricted share units	$2,001	$767
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
The information at March 31, 2021, and for the three months ended March 31, 2021 and 2020, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s 2020 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2021 and 2020, the Company’s fiscal year will end or has ended on January 2, 2022 and January 3, 2021, respectively. For 2021 and 2020, the Company’s first quarter ended on April 4, 2021 and March 29, 2020, respectively. For ease of reference, the calendar quarter end dates are used herein. The three-month periods ended March 31, 2021 and 2020 each included 13 weeks.
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
Significant Accounting Policies
During the three months ended March 31, 2021, there have been no changes to our significant accounting policies as described in our 2020 Annual Report on Form 10-K.
Note 2. Computation of Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested restricted stock units (“RSUs”) and the 3.25% Convertible Senior Notes. Potentially dilutive common shares from outstanding stock options and unvested RSUs are determined using the average share price for each period under the treasury stock method.

The following table reconciles net income and the weighted-average shares used in computing basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income used for basic earnings per share	$178,084	$40,237
Interest expense on Convertible Senior Notes, net of tax	—	181
Net income used for diluted earnings per share	$178,084	$40,418

Basic weighted-average common shares outstanding	42,510	42,056
Dilutive potential shares issuable from Convertible Senior Notes	—	410
Dilutive potential shares issuable from stock options and unvested RSUs	1,023	937
Diluted weighted-average common shares outstanding	43,533	43,403
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	96	97
Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
Potentially dilutive shares from the Convertible Senior Notes in 2020 were determined using the if-converted method. Under the provisions of the if-converted method, the Convertible Senior Notes were assumed to be converted and the resulting common shares were included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Senior Notes was added back to net income. The Convertible Senior Notes had a dilutive impact when the average market price of the Company’s common stock exceeded the applicable conversion price of the notes. The Senior Convertible Notes became convertible on March 31, 2018 and matured on December 15, 2020.
Note 3. Balance Sheet Account Details
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$75,679	$58,264
Work-in-process (materials, labor and overhead)	34,412	31,359
Finished goods (materials, labor and overhead)	64,578	24,175
Total inventories	$174,669	$113,798
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Other receivables	$19,782	$15,442
Unbilled receivables	15,573	16,041
Prepaid expenses	15,534	7,335
Other	5,933	2,157
Total prepaid expenses and other current assets	$56,822	$40,975

Unbilled receivables primarily consists of receivables arising from unbilled milestone achievements under the National Institute of Health (“NIH”) contract. Unbilled receivables related to capital expenditures to be reimbursed under the NIH contract as future milestones are met were $14.8 million and $15.9 million as of March 31, 2021 and December 31, 2020, respectively. Since inception and as of March 31, 2021, the Company has billed and collected $26.0 million of the $65.0 million total contract value.
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Customer incentives and rebates	$25,316	$15,663
Deferred revenue	1,709	3,733
Derivative liabilities	1,128	3,061
Other	14,321	9,833
Total other current liabilities	$42,474	$32,290

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
The Company recognized income tax provisions of $43.7 million and $8.6 million for the three months ended March 31, 2021 and 2020, respectively. The Company’s 20% and 18% effective tax rates for the three months ended March 31, 2021 and 2020, respectively, differed from the federal statutory rate of 21% primarily due to the discrete impact of excess tax deductions from stock based compensation, the benefit from research and development (“R&D”) credits and the benefit from corporate deductions attributable to Foreign Derived Intangible Income (“FDII”), the benefits of which are offset by the income tax owed in U.S. states. The Company is subject to periodic audits by domestic and foreign tax authorities. Due to the carryforward of unutilized credits, the Company’s federal tax years from 2012 and forward are subject to examination by the U.S. authorities. The Company’s state and foreign tax years for 2001 and forward are subject to examination by applicable tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax laws applied to the facts of each matter.
Note 5. Debt
Revolving Credit Facility
The Company has a $175.0 million Revolving Credit Facility under a credit agreement expiring on August 31, 2023 of which no amounts were outstanding as of March 31, 2021. Loans will bear interest at a rate equal to (i) the London Interbank Offered Rate (“LIBOR”) plus the “applicable rate” or (ii) the “base rate” (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus one-half of one percent and (c) LIBOR plus one percent) plus the “applicable rate.” Th applicable rate is determined in accordance with a pricing grid based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum for LIBOR rate loans and from 0.75% to 1.50% per annum for base rate loans. In addition, the Company pays a commitment fee on the unused portion of the Credit Agreement based on the Company’s Consolidated Leverage Ratio ranging from 0.15% to 0.30% per annum.
The Revolving Credit Facility is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets, and contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, dividends and other distributions, investments and transactions with affiliates. The Credit Agreement contains two financial covenants:

(i) maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of 3.50 to 1.00, which ratio may be increased to 4.50 to 1.00 in case of certain qualifying acquisitions; and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with all financial covenants as of March 31, 2021.
Interest expense recognized, including amortization of deferred issuance cost, was $0.2 million for each of the three months ended March 31, 2021 and March 31, 2020.
Note 6. Stockholders’ Equity
Issuances of Common Stock
A summary of the status of stock option activity for the three months ended March 31, 2021 is as follows (in thousands, except price data):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2020	760	$46.95
Granted	47	254.00
Exercised	(51)	44.60
Outstanding at March 31, 2021	756	$60.05
A summary of the status of restricted stock unit activity for the three months ended March 31, 2021 is as follows (in thousands, except price data):

	Shares	Weighted-average grant date fair value
Non-vested December 31, 2020	878	$59.60
Granted	76	238.20
Vested	(348)	42.29
Forfeited	(1)	214.94
Non-vested at March 31, 2021	605	$92.70
During the three months ended March 31, 2021, the Company issued 10,948 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”).
Stock-Based Compensation
The expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Income was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$516	$258
Research and development	1,034	642
Sales and marketing	1,404	1,297
General and administrative	2,874	1,681
Total stock-based compensation expense	$5,828	$3,878
As of March 31, 2021, total unrecognized compensation expense was $48.3 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.42%	1.35%
Expected option life (in years)	5.01	5.14
Volatility rate	53%	39%
Dividend rate	0%	0%
Weighted-average grant date fair value	$115.78	$28.24
The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the three months ended March 31, 2021 and 2020 was $238.2 and $77.53, respectively.
Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three months ended March 31, 2021 or 2020.
Note 7. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside of the U.S. represented $86.6 million (23%) and $41.2 million (24%) of total revenue for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, net accounts receivable due from foreign customers were $23.4 million and $18.6 million, respectively.
The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Three Months Ended March 31,
	2021	2020
Customer:
A	22%	21%
B	12%	10%
C	9%	19%
D	8%	10%
Total:	51%	60%
As of March 31, 2021 and December 31, 2020, net accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $20.0 million and $411.7 million, respectively.
Consolidated total revenues by product category for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Rapid Immunoassay	$237,670	$95,930
Cardiometabolic Immunoassay	66,552	53,901
Molecular Diagnostic Solutions	60,263	8,363
Specialized Diagnostic Solutions	10,853	16,459
Total revenues	$375,338	$174,653

Note 8. Commitments and Contingencies
Leases
We lease administrative, research and development, sales and marketing and manufacturing facilities and certain equipment under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases, and may contain clauses for rent escalation, renewal options or early termination.
Summers Ridge Lease — The Company leases three of the four buildings that are located on the Summers Ridge Property in San Diego, California with an initial term through January 2033 with options to extend the lease for two additional five-year terms upon satisfaction of certain conditions, which have not been included in the determination of the lease term. The lease is subject to must-take provisions related to one additional building, which will have the same lease term as the three buildings originally leased. The remaining building is subject to the expiration of the lease with its current tenant in October 2022, subject to an option to renew for a two-year period.
McKellar Court Lease — During 1999, the Company completed a sale and leaseback transaction of its San Diego facility at McKellar Court to a partnership for which the Company is a 25% limited partner. The partnership is deemed to be a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not have the power to direct the activities of the partnership and does not have the obligation to absorb losses or receive benefits of the partnership that could potentially be significant to the partnership. The Company made lease payments to the partnership of approximately $0.2 million the three months ended March 31, 2021.
Rutherford Lease — During January 2021, the Company entered into a lease agreement for a manufacturing facility in Carlsbad, California and recorded a right-of-use asset and a corresponding lease liability of $39.4 million. The initial lease term is 15 years with options to extend the lease for two additional five-year periods.
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
On January 20, 2021, the Court of Appeal issued a remittitur, certifying its November 6, 2020 opinion and transferring the case back to the trial court.
On March 12, 2021, the trial court lifted a stay that had been put in place and set a trial date of April 15, 2022 and the litigation continues at the trial court level.
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
From time to time, the Company is involved in other litigation and proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to our business. The Company accrues for legal claims when, and to the extent that, amounts associated with the claims become probable and are reasonably estimable. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition or results of operations or liquidity. No accrual has been recorded as of March 31, 2021 and December 31, 2020 related to such matters as they are not probable and/or reasonably estimable.
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

Note 9. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$200,002	$—	$—	$200,002	$200,003	$—	$—	$200,003
Derivative assets	—	279	—	279	—	24	—	24
Total assets measured at fair value	$200,002	$279	$—	$200,281	$200,003	$24	$—	$200,027
Liabilities:
Derivative liabilities	$—	$1,128	$—	$1,128	$—	$3,061	$—	$3,061
Contingent consideration	—	—	11,866	11,866	—	—	11,896	11,896
Deferred consideration	—	117,403	—	117,403	—	115,951	—	115,951
Total liabilities measured at fair value	$—	$118,531	$11,866	$130,397	$—	$119,012	$11,896	$130,908
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three-month period ended March 31, 2021 and the year ended December 31, 2020.
Cash equivalents consist of funds held in money market accounts that are valued using quoted prices in active markets for identical instruments. Derivative financial instruments are measured based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves.
In connection with the acquisition of the BNP Business, the Company has annual installment payments payable in 2021 and 2022 of up to $48.0 million each and an annual installment payment of $40.0 million in 2023 remaining as of March 31, 2021. The fair value of the payments treated as deferred consideration is calculated based on the net present value of cash payments using an estimated borrowing rate based on a quoted price for a similar liability. The fair value of the payments treated as contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculation is a significant assumption that is not observed in the market and, therefore, the resulting fair value represents a Level 3 measurement. The discount rate of 2.8% used as of March 31, 2021 was based on estimated borrowing rate for a similar liability.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2020 through March 31, 2021 were as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2020	$11,896
Cash payments	(30)
Balance at March 31, 2021	$11,866

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
The following table summarizes the fair value and notional amounts of designated and non-designated foreign currency forward contracts as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Notional Amount	Fair Value, Net	Notional Amount	Fair Value, Net
Designated cash flow hedges:
Other current liabilities	$22,356	$1,107	$38,435	$2,819

Non-designated forward contracts:
Prepaid expenses and other current assets	$37,751	$279	$18,160	$24
Other current liabilities	$23,886	$21	$23,120	$242

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation: the impact of the novel virus (COVID-19) global pandemic; competition; our development of new technologies, products and markets; our reliance on sales of our influenza and COVID-19 diagnostic tests; our reliance on a limited number of key distributors; the financial soundness of our customers and suppliers; acceptance of our products among physicians and other healthcare providers; the reimbursement system currently in place and future changes to that system; our ability to meet demand for our products; interruptions or shortages in our supply of raw materials and other components; costs and disruptions from failures in our information technology and storage systems and our exposure to data corruption, cyber-based attacks, security breaches and privacy violations; international risks, including but not limited to, compliance with product registration requirements, compliance with legal requirements, tariffs, exposure to currency exchange fluctuations and foreign currency exchange risk, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, social, political and economic instability, increased financial accounting and reporting burdens and complexities, taxes, and diversion of lower priced international products into U.S. market; worldwide political and social uncertainty, including tariffs, trade wars or social tensions; our development, acquisition and protection of proprietary technology rights; intellectual property risks, including but not limited to, infringement litigation, loss of our Emergency Use Authorization from the U.S. Food and Drug Administration (the “FDA”) for our COVID-19 products; failures or delays in receipt of new product reviews or related to currently-marketed products by FDA or other regulatory authorities or loss of any previously received regulatory approvals or clearances or other adverse actions by regulatory authorities; funding and compliance risks relating to government contracts, including the ability to meet key deliverables and milestones under our NIH RADx-ATP contract; product defects; compliance with government regulations relating to the handling, storage and disposal of hazardous substances; our ability to identify and successfully acquire and integrate potential acquisition targets; risks relating to our acquisition of Alere’s Triage and BNP Businesses, including the ongoing litigation between us and Beckman Coulter, Inc.; our need for additional funds to finance our capital or operating needs; the level of our indebtedness and deferred payment obligations; competition for and loss of management and key personnel; our exposure to claims and litigation that could result in significant expenses and could ultimately result in an unfavorable outcome for us; business risks not covered by insurance; changes in tax rates and exposure to additional tax liabilities or assessments; and provisions in our charter documents and Delaware law that might delay or impede stockholder actions with respect to business combinations or similar transactions. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the remainder of 2021 regarding revenue growth, gross margins and earnings, including the sources of expected growth; our initiatives for the remainder of 2021, including research and development activities and emphasis and our production capacity expansion; the expected timing of commencement of operations at our Carlsbad facility; that we expect to continue to make substantial expenditures for research and development activities; the nature and amount of projected capital expenditures for the remainder of 2021 and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources, including the impact of COVID-19 thereon; our strategy, goals, initiatives and objectives; our strategy, exposure to, and defenses against, claims and litigation, including the pending litigation with Beckman; the sufficiency of our liquidity and our short-term needs for capital; the sufficiency of our insurance coverage; that we may incur additional debt or issue additional equity; and our intention to continue to evaluate technology, product lines and acquisition and licensing opportunities. The risks described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, whether as a result of new information, future events or otherwise.
The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto beginning on page 3 of this Quarterly Report.

Overview
We have a leadership position in the development, manufacturing and marketing of rapid diagnostic testing solutions. These diagnostic testing solutions we separate into our four product categories: rapid immunoassay, cardiometabolic immunoassay, molecular diagnostic solutions and specialized diagnostic solutions. We currently sell most of our products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, urgent care clinics, leading universities, retail clinics, pharmacies and wellness screening centers. More recently, we have begun to reach significant new markets as we introduced our QuickVue At-Home OTC COVID-19 test for reopening schools, and for health departments, employers, entertainment centers, and many other locations. We market our products through a network of distributors and through a direct sales force. We operate in one business segment that develops, manufactures and markets our four product categories.
Impact of COVID-19 Pandemic
Events surrounding the SARS-CoV-2 virus that emerged in late 2019 and the ensuing global pandemic has had a dramatic impact on businesses globally and our business as well. The severity and duration of the pandemic and economic repercussions of the virus and government actions in response to the pandemic remain uncertain and will ultimately depend on many factors, including the speed and effectiveness of the vaccination and containment efforts throughout the world, the duration and spread of the virus as well as potential seasonality or new outbreaks.
In the United States, federal, state, and local government directives and policies have been put in place to manage public health concerns and address the economic impacts, including reduced business activity, increased unemployment, and overall uncertainty presented by this new healthcare challenge. Similar actions have been taken by governments around the world. While all our sites are currently operational globally, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates or as a result of the pandemic. To mitigate risks, we continue to evaluate the nature and extent COVID-19 may have to our business and operations and adjust risk mitigation planning and business continuity activities as needed.
New SARS-CoV-2 Diagnostic Products
As a leader in point-of-care diagnostics and with established expertise in respiratory infectious disease products, we are well-positioned to respond to the COVID-19 pandemic. We work closely with national and local governments, agencies, and industry partners to develop, manufacture and supply critical diagnostic products to support testing initiatives to help curb the spread of the SARS-CoV-2 virus. In particular, we developed new molecular and antigen products to diagnose the SARS-CoV-2 virus. We have experienced exceptional demand for such products. In response, we committed significant resources toward the expansion of our production capacity.
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
Operations and Employee Safety
While many governments implemented lockdown and shelter-in-place orders, requiring non-essential businesses to shut down operations, our business is deemed “essential” and we continued to operate, manufacture and distribute products to customers. We implemented preparedness plans designed to help protect the safety of our employees and maintain operational continuity with an emphasis on manufacturing, product distribution and product development during this crisis. To date, we have been able to maintain our operations without significant interruption and have been able to develop and quickly scale manufacturing capacity for new products related to the COVID-19 pandemic.
To mitigate the pandemic’s impact, we implemented preventative protocols intended to help safeguard our on-site employees and maintain business continuity in the event government restrictions or severe outbreaks impact our operations at certain sites. We also enhanced cleaning and sanitizing procedures, provided additional personal hygiene supplies and protective equipment to personnel, and implemented health screening, distancing and other safety protocols. These measures have created additional burdens on our infrastructure and information technology systems and may result in decreased productivity and increased operating costs. However, the various responses we have put in place have to date resulted in limited disruption to our normal business operations.
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
Our inventory levels may fluctuate due to supply chain variability in conjunction with larger and more frequent customer orders. In response, we have added alternate suppliers for certain critical components and instruments, increased inventory of raw materials needed in our operations, increased manufacturing capacity and continue to explore opportunities for further expansion in our Athens, Ohio and San Diego, California facilities. In January 2021, we significantly expanded our capacity by entering into a long-term lease for an additional manufacturing facility in Carlsbad, California. This facility is expected to begin operations in the second half of 2021.
We are seeking to minimize the impact of delays and secure allocations of vital raw materials to meet extremely high demand for our products. However, dependent on the mitigation efforts and vaccination roll outs, we may continue to experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and unfavorably impact our results of operations depending on the nature and duration of such interruption.
Outlook
Our financial performance and results of operations will depend on future developments and other factors that are highly uncertain, continuously evolving and cannot be predicted, including the duration of the COVID-19 outbreak, the severity and continuation of outbreak surges, actions to contain the spread of the virus such as mask wearing, social distancing and vaccination efforts globally, and the impact of these and other factors on testing demand. While we have seen a decrease in demand from the extremely high levels experienced in Q4 2020, we continue to believe that for at least the remainder of 2021, some level of COVID-19 testing demand is sustainable. We believe this ongoing testing will be required as our society attempts a return to more normal practices in schools, the workplace and entertainment venues. With respect to our core products, we anticipate revenue growth for these products for the year ending December 31, 2021, assuming normal flu prevalence in the second half of 2021.
We expect to continue to invest heavily in research and development activities for our next generation immunoassay and molecular platforms, as well as additional assays to be launched on our current platforms, with continued focus in the near-term on assays to address the COVID-19 pandemic. Additionally, we are making substantial investments in the expansion of our production capacity, while initially to address the testing demand driven by the COVID-19 pandemic, longer-term we expect this capacity to provide increased flexibility to address opportunities for new products and to address new markets globally. We intend to continue our focus on prudently managing our business and delivering improved financial results, while at the same time striving to introduce new products into the market and maintain our emphasis on research and development investments for longer term growth. Finally, we expect to continue to evaluate strategic opportunities to acquire new product lines, technologies and companies.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020
Total Revenues
The following table compares total revenues for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$	%
Rapid Immunoassay	$237,670	$95,930	$141,740	148%
Cardiometabolic Immunoassay	66,552	53,901	12,651	23%
Molecular Diagnostic Solutions	60,263	8,363	51,900	621%
Specialized Diagnostic Solutions	10,853	16,459	(5,606)	-34%
Total revenues	$375,338	$174,653	$200,685	115%
For the three months ended March 31, 2021, total revenue increased to $375.3 million from $174.7 million in the prior period. The Rapid Immunoassay category was the largest contributor to revenue growth, driven primarily by the Sofia SARS Antigen assay. This is partially offset by lower demand for influenza and strep A products due to a weak influenza season. Molecular Diagnostic Solutions sales increased $51.9 million over prior year, driven by the Lyra SARS-CoV-2 assays. Cardiometabolic Immunoassay sales increased $12.7 million as COVID-19 restrictions have begun to lift and sales return to pre-pandemic levels. Specialized Diagnostic Solutions sales decreased as compared with prior year driven primarily by a decline in testing for influenza in our cell culture business. Currency exchange rate impact for the quarter was favorable by $2.1 million, which had a 1.0% impact on the growth rate.
Gross Profit
Gross profit increased to $302.0 million, or 80% of revenue for the three months ended March 31, 2021, compared to $115.0 million, or 66% of revenue for the three months ended March 31, 2020. The increased gross profit was driven by the demand for the Sofia SARS Antigen and Lyra SARS-CoV-2 products which drove improved product mix. Increased spend, required to expedite the production ramp, was mostly offset by higher absorption related to the increased production volumes. Gross margin improvement versus last year was due to the same factors.
Operating Expenses
The following table compares operating expenses for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,
	2021		2020
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$23,304	6%	$16,379	9%	$6,925	42%
Sales and marketing	$34,233	9%	$30,738	18%	$3,495	11%
General and administrative	$19,507	5%	$14,332	8%	$5,175	36%
Acquisition and integration costs	$726	—%	$1,914	1%	$(1,188)	-62%

Research and Development Expense
Research and development expense for the three months ended March 31, 2021 increased from $16.4 million to $23.3 million due primarily to increased spending on the Savanna instrument development project. We also incurred incremental labor and material costs associated with COVID-19 product development.

Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the three months ended March 31, 2021 increased from $30.7 million to $34.2 million due primarily to higher compensation costs driven by increased headcount as well as product promotions. This was partially offset by reduced travel, meeting and trade show costs due to the COVID-19 travel restrictions.
General and Administrative Expense
General and administrative expense for the three months ended March 31, 2021 increased from $14.3 million to $19.5 million compared with the prior year due to higher compensation costs.
Acquisition and Integration Costs
Acquisition and integration costs of $0.7 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively, primarily related to the evaluation of new business development opportunities.
Interest and Other Expense, Net
Interest and other expense, net primarily relates to accretion of interest on the deferred consideration, coupon and accretion of interest related to our Convertible Senior Notes and interest and amortization of deferred financing costs associated with our Credit Agreement. Interest and other expense, net for the three months ended March 31, 2021 decreased from $2.8 million to $2.4 million compared with the prior year due primarily to the maturity of the Company’s Convertible Senior Notes in December 2020 and lower accretion of interest as the total deferred consideration liability outstanding declined during 2021.
Income Taxes
For the three months ended March 31, 2021 and 2020, income tax expense was $43.7 million and $8.6 million, respectively. The higher tax expense for the three months ended March 31, 2021 compared to the same period in the prior year is a result of significantly higher pre-tax profits.
Liquidity and Capital Resources
As of March 31, 2021 and December 31, 2020, the principal sources of liquidity consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$981,052	$489,941
Amount available to borrow under the Revolving Credit Facility	$175,000	$175,000
Working capital including cash and cash equivalents	$915,777	$805,441
As of March 31, 2021, we had $981.1 million in cash and cash equivalents, a $491.1 million increase from December 31, 2020. Our cash requirements fluctuate as a result of numerous factors, such as cash generated from operations, progress in research and development or capital expansion projects and integration activities. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt or issue additional equity, to successfully complete the transactions.
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
The Amended and Restated Credit Agreement provides us with a Revolving Credit Facility of $175.0 million and there is no balance outstanding as of March 31, 2021. The Revolving Credit Facility matures on August 31, 2023. See Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion of the Revolving Credit Facility.
As of March 31, 2021, we have $11.9 million in fair value of contingent consideration and $117.4 million of deferred consideration associated with acquisitions to be settled in future periods.
On December 12, 2018, our Board of Directors authorized a stock repurchase program to purchase up to $50.0 million of the Company’s shares of common stock. On August 28, 2020, we announced an amendment to the stock repurchase program to purchase an additional $150.0 million of our shares of common stock through August 28, 2022 and as of March 31, 2021, the Company had approximately $156.3 million available under the repurchase program.
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
•our ability to manage our recent significant growth and facility expansions;
•outstanding debt and covenant restrictions;
•our ability to leverage our operating expenses to realize operating profits as we grow revenue;
•competing technological and market developments; and
•our entry into strategic collaborations with other companies or acquisitions of other companies or technologies to enhance or complement our product and service offerings.
Cash Flow Summary

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by operating activities:	$585,457	$61,180
Net cash used for investing activities:	(64,569)	(5,884)
Net cash used for financing activities:	(29,648)	705
Effect of exchange rates on cash	(129)	(6)
Net increase in cash and cash equivalents	$491,111	$55,995
Cash provided by operating activities of $585.5 million during the three months ended March 31, 2021 reflects net income of $178.1 million and adjustments of $21.3 million primarily associated with depreciation, amortization, stock-based compensation and accretion of interest on deferred consideration. In addition, the company realized a net working capital contribution of $373.6 million primarily driven by a decrease in accounts receivable, partially offset by increases in product inventory. For the three months ended March 31, 2020, cash provided by operating activities of $61.2 million reflects net income of $40.2 million and non-cash adjustments of $18.5 million primarily associated with depreciation, amortization, stock-

based compensation and accretion of interest on deferred consideration. Partially offsetting these inflows was a net working capital use of cash of $1.4 million.
Our investing activities used $64.6 million during the three months ended March 31, 2021 primarily related to investments in manufacturing equipment, Sofia, Solana and Triage instruments available for lease, building improvements and scientific equipment, partially offset by government proceeds received to fund such investments. Our investing activities used $5.9 million during the three months ended March 31, 2020 primarily related to payments for computer equipment, building improvements, Sofia, Solana and Triage instruments available for lease and manufacturing equipment.
We are currently planning approximately $220 million in capital expenditures for the remainder of 2021. The primary purpose for our capital expenditures is to invest in manufacturing capacity expansion, to acquire Sofia, Solana and Triage instruments, to acquire scientific equipment, to purchase or develop information technology and to implement facility improvements. Of such amount, approximately $23 million is expected to be funded through the NIH contract entered into in 2020. We plan to fund the remainder of the capital expenditures with the cash on our balance sheet.
Cash used by financing activities was $29.6 million during the three months ended March 31, 2021 primarily related to tax withholdings for vesting of stock-based awards of $33.9 million, partially offset by proceeds from issuance of stock of $4.4 million. Cash provided by financing activities was $0.7 million during the three months ended March 31, 2020 primarily related to proceeds from issuance of stock of $2.8 million from stock option exercises, partially offset by tax withholdings for vesting of stock-based awards of $2.0 million.
Seasonality
Sales of our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and typically have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our influenza products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold and flu season. The COVID-19 pandemic and impacts of sales of our COVID-19 products combined with a very mild flu season diminished the seasonal effects in 2020.
Off-Balance Sheet Arrangements
At March 31, 2021 and December 31, 2020, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to reserves for contractual rebates, goodwill and intangibles and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
For fixed rate debt, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, our cash equivalents as of March 31, 2021 consisted primarily of prime money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Foreign Currency Exchange Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany balances with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency.
During the three months ended March 31, 2021, total revenues increased 115% to $375.3 million, of which approximately $56.7 million in revenue was denominated in currencies other than the U.S. dollar. We believe constant currency and constant currency change rate enhance the comparison of our financial performance from period-to-period, and to that of our competitors. Constant currency revenue excludes the impact from foreign currency fluctuations, which was favorable $2.1 million for the three months ended March 31, 2021, and is calculated by translating current period revenues using prior period exchange rates, net of any hedging effect recognized in the current period. Constant currency revenue change (expressed as a percentage) is calculated by determining the change in current period constant currency revenues over prior period revenues.
The major currencies to which our revenues are exposed are the Euro and the Chinese Yuan. A 100-basis point move in the average exchange rates (assuming a simultaneous and immediate 100 basis point change for the relevant period) would have resulted in an increase or decrease in our reported revenue for the three months ended March 31, 2021 as follows (in thousands):

Three Months Ended March 31,
Currency	2021
Chinese Yuan	$130
Euro	$153
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
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth in the section entitled “Litigation and Other Legal Proceedings” under Note 8 to the Notes to the Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report, is incorporated herein by reference.
ITEM 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For a detailed description of our risk factors, refer to Item IA, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2021.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 4, 2021 - January 31, 2021	649	$179.65	—	$156,313,465
February 1, 2021 - February 28, 2021	149,687	220.33	—	156,313,465
March 1, 2021 - April 4, 2021	5,971	139.48	—	156,313,465
Total	156,307	$217.07	—	$156,313,465
(1) Includes shares surrendered, if any, to the Company to satisfy the payment of minimum tax withholding obligations.
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

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).
_________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2021	QUIDEL CORPORATION

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

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).
___________________________
* Filed herewith.
** Furnished herewith.