Form 10-Q
period 2021-06-30
QUIDEL CORP /DE/
filed 2021-08-06
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 30, 2021, 41,632,759 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$593,224	$489,941
Accounts receivable, net	46,216	497,688
Inventories	218,506	113,798
Prepaid expenses and other current assets	59,741	40,975
Total current assets	917,687	1,142,402
Property, plant and equipment, net	251,045	110,481
Right-of-use assets	134,870	100,544
Goodwill	337,027	337,032
Intangible assets, net	109,537	122,431
Deferred tax asset	44,151	44,762
Other non-current assets	13,335	13,512
Total assets	$1,807,652	$1,871,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,562	$86,316
Accrued payroll and related expenses	16,559	34,781
Income taxes payable	6,585	127,788
Operating lease liabilities	8,952	7,799
Contingent consideration	5,845	5,987
Deferred consideration	41,898	42,000
Other current liabilities	29,866	32,290
Total current liabilities	209,267	336,961
Operating lease liabilities - non-current	135,660	100,706
Deferred consideration - non-current	34,611	73,951
Other non-current liabilities	17,035	26,843
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000 shares authorized; none issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 97,500 shares authorized; 41,633 and 42,290 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	42	42
Additional paid-in capital	267,890	388,121
Accumulated other comprehensive income (loss)	1,019	(431)
Retained earnings	1,142,128	944,971
Total stockholders’ equity	1,411,079	1,332,703
Total liabilities and stockholders’ equity	$1,807,652	$1,871,164
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$176,610	$201,754	$551,948	$376,407
Cost of sales	70,424	53,003	143,803	112,665
Gross profit	106,186	148,751	408,145	263,742
Research and development	22,614	20,970	45,918	37,349
Sales and marketing	38,100	27,567	72,333	58,305
General and administrative	21,138	15,679	40,645	30,011
Acquisition and integration costs	1,028	872	1,754	2,786
Total operating expenses	82,880	65,088	160,650	128,451
Operating income	23,306	83,663	247,495	135,291
Interest and other expense, net	(1,623)	(3,467)	(4,005)	(6,274)
Income before income taxes	21,683	80,196	243,490	129,017
Provision for income taxes	2,610	12,544	46,333	21,128
Net income	$19,073	$67,652	$197,157	$107,889
Basic earnings per share	$0.46	$1.61	$4.74	$2.56
Diluted earnings per share	$0.45	$1.55	$4.64	$2.48
Shares used in basic per share calculation	41,691	42,117	41,622	42,086
Shares used in diluted per share calculation	42,374	43,746	42,475	43,574
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$19,073	$67,652	$197,157	$107,889
Other comprehensive income (loss)
Changes in cumulative translation adjustment, net of tax	331	265	(509)	200
Changes in unrealized (losses) gains from cash flow hedges:
Net unrealized (losses) gains on derivative instruments	(235)	(138)	106	269
Reclassification of net realized losses (gains) on derivative instruments included in net income	761	(195)	1,853	(337)
Total change in unrealized gains (losses) from cash flow hedges, net of tax	526	(333)	1,959	(68)
Comprehensive income	$19,930	$67,584	$198,607	$108,021
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance at December 31, 2020	42,290	$42	$388,121	$(431)	$944,971	$1,332,703
Issuance of common stock under equity compensation plans	409	1	6,373	—	—	6,374
Stock-based compensation expense	—	—	5,889	—	—	5,889
Tax withholdings related to vesting of stock-based awards	(156)	—	(33,929)	—	—	(33,929)
Other comprehensive gain, net of tax	—	—	—	593	—	593
Net income	—	—	—	—	178,084	178,084
Balance at March 31, 2021	42,543	43	366,454	162	1,123,055	1,489,714
Issuance of common stock under equity compensation plans	59	—	494	—	—	494
Stock-based compensation expense	—	—	5,846	—	—	5,846
Tax withholdings related to vesting of stock-based awards	(12)	—	(1,467)	—	—	(1,467)
Repurchases of common stock	(957)	(1)	(103,437)	—	—	(103,438)
Other comprehensive gain, net of tax	—	—	—	857	—	857
Net income	—	—	—	—	19,073	19,073
Balance at June 30, 2021	41,633	$42	$267,890	$1,019	$1,142,128	$1,411,079

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 31, 2019	41,868	$42	$425,557	$(463)	$134,684	$559,820
Issuance of common stock under equity compensation plans	153	—	3,571	—	—	3,571
Stock-based compensation expense	—	—	3,325	—	—	3,325
Tax withholdings related to vesting of stock-based awards	(25)	—	(1,954)	—	—	(1,954)
Other comprehensive gain, net of tax	—	—	—	200	—	200
Net income	—	—	—	—	40,237	40,237
Balance at March 31, 2020	41,996	42	430,499	(263)	174,921	605,199
Issuance of common stock under equity compensation plans	203	—	3,287	—	—	3,287
Stock-based compensation expense	—	—	4,665	—	—	4,665
Issuance of shares in exchange for Convertible Senior Notes	2	—	48	—	—	48
Derivative liabilities - Convertible Senior Notes elected to settle in cash	—	—	(26,180)	—	—	(26,180)
Tax withholdings related to vesting of stock-based awards	(5)	—	(716)	—	—	(716)
Repurchases of common stock	(247)	—	(42,178)	—	—	(42,178)
Other comprehensive loss, net of tax	—	—	—	(68)	—	(68)
Net income	—	—	—	—	67,652	67,652
Balance at June 30, 2020	41,949	$42	$369,425	$(331)	$242,573	$611,709

QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands; unaudited)
	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$197,157	$107,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	27,191	24,237
Stock-based compensation expense	11,674	9,008
Amortization of debt discount and deferred issuance costs	202	433
Change in fair value of acquisition contingencies	101	848
Accretion of interest on deferred consideration	2,558	3,612
Net change in operating lease right-of-use assets and liabilities	1,781	129
Change in deferred tax assets and liabilities	611	(21)
Change in fair value of derivative liabilities - Convertible Senior Notes	—	1,084
Payment of accreted interest on contingent and deferred consideration	(8,157)	—
Changes in assets and liabilities:
Accounts receivable	451,094	(16,450)
Inventories	(104,796)	(34,501)
Prepaid expenses and other current and non-current assets	(19,927)	(3,791)
Accounts payable	(10,124)	9,414
Accrued payroll and related expenses	(16,124)	4,974
Income taxes payable	(126,010)	17,056
Other current and non-current liabilities	202	(3,744)
Net cash provided by operating activities:	407,433	120,177
INVESTING ACTIVITIES:
Acquisitions of property, equipment and intangibles	(153,536)	(13,388)
Proceeds from government assistance allocated to fixed assets	23,263	—
Net cash used for investing activities:	(130,273)	(13,388)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,866	6,091
Payments on finance lease obligation	(128)	(228)
Payments of tax withholdings related to vesting of stock-based awards	(35,396)	(2,670)
Repurchases of common stock	(103,438)	(42,178)
Principal payments of acquisition contingent consideration	(4,730)	(6,034)
Principal payments of deferred consideration	(35,143)	(42,000)
Net cash used for financing activities:	(173,969)	(87,019)
Effect of exchange rates on cash	92	44
Net increase in cash and cash equivalents	103,283	19,814
Cash and cash equivalents, beginning of period	489,941	52,775
Cash and cash equivalents, end of period	$593,224	$72,589

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Initial measurement of derivative liabilities – Convertible Senior Notes	$—	$26,180
Purchase of property, equipment and intangibles by incurring current liabilities	$31,164	$2,175
Capital expenditures to be reimbursed under a government contract	$13,619	$—
Reduction of other current liabilities upon issuance of restricted share units	$2,001	$767
Extinguishment of Convertible Senior Notes through issuance of stock	$—	$48
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
The information at June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, is unaudited. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s 2020 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2021 and 2020, the Company’s fiscal year will end or has ended on January 2, 2022 and January 3, 2021, respectively. For 2021 and 2020, the Company’s second quarter ended on July 4, 2021 and June 28, 2020, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and six-month periods ended June 30, 2021 and 2020 each included 13 and 26 weeks, respectively.
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
Significant Accounting Policies
During the six months ended June 30, 2021, there have been no changes to our significant accounting policies as described in our 2020 Annual Report on Form 10-K.
Note 2. Computation of Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested restricted stock units (“RSUs”) and, for the 2020 periods, the 3.25% Convertible Senior Notes. Potentially dilutive common shares from outstanding stock options and unvested RSUs are determined using the average share price for each period under the treasury stock method.

The following table reconciles net income and the weighted-average shares used in computing basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income used for basic earnings per share	$19,073	$67,652	$197,157	$107,889
Interest expense on Convertible Senior Notes, net of tax	—	179	—	360
Net income used for diluted earnings per share	$19,073	$67,831	$197,157	$108,249

Basic weighted-average common shares outstanding	41,691	42,117	41,622	42,086
Dilutive potential shares issuable from Convertible Senior Notes	—	392	—	401
Dilutive potential shares issuable from stock options and unvested RSUs	683	1,237	853	1,087
Diluted weighted-average common shares outstanding	42,374	43,746	42,475	43,574
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	197	—	133	1
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

Note 3. Balance Sheet Account Details
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$103,794	$58,264
Work-in-process (materials, labor and overhead)	40,373	31,359
Finished goods (materials, labor and overhead)	74,339	24,175
Total inventories	$218,506	$113,798
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Other receivables	$39,400	$15,442
Unbilled receivables	—	16,041
Prepaid expenses	14,284	7,335
Other	6,057	2,157
Total prepaid expenses and other current assets	$59,741	$40,975
Unbilled receivables as of December 31, 2020 primarily consisted of receivables arising from unbilled milestone achievements for capital expenditures to be reimbursed under the National Institute of Health (“NIH”) contract. As of June 30, 2021, the Company had achieved and billed for all milestones under the NIH contract. Amounts not collected as of June 30, 2021 are included in other receivables. Since inception and as of June 30, 2021, the Company has collected $42.0 million of the $65.0 million total contract value.
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Customer incentives and rebates	$13,969	$15,663
Deferred revenue	2,553	3,733
Accrued other taxes payable	2,421	2,157
Derivative liabilities	597	3,061
Other	10,326	7,676
Total other current liabilities	$29,866	$32,290
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
The Company recognized income tax provisions of $2.6 million in relation to income before taxes of $21.7 million and $12.5 million in relation to income before taxes of $80.2 million resulting in effective tax rates of 12% and 16% for the three months ended June 30, 2021 and 2020, respectively. The Company’s 12% and 16% effective tax rates for the three months ended June 30, 2021 and 2020, respectively, differed from the federal statutory rate of 21% primarily due to the discrete impact of excess tax deductions from stock based compensation, the benefit from research and development (“R&D”) credits and the benefit from corporate deductions attributable to Foreign Derived Intangible Income (“FDII”), the benefits of which are offset by the income tax owed in U.S. For the six months ended June 30, 2021 and 2020, respectively, the Company recognized income tax provision of $46.3 million and $21.1 million, in relation to income before taxes of $243.5 million and $129.0 million. The Company’s 19% and 16% effective tax rates for the six months ended June 30, 2021 and 2020, respectively, differed from the federal statutory rate of 21% primarily due to the discrete impact of excess tax deductions from stock based compensation, the benefit from R&D credits and the benefit from corporate deductions attributable to FDII, the benefits of which are offset by the income tax owed in U.S. states, all in relation to income before taxes as described above.
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
Note 5. Revolving Credit Facility
The Company has a $175.0 million Revolving Credit Facility under a credit agreement expiring on August 31, 2023 of which no amounts were outstanding as of June 30, 2021. Loans will bear interest at a rate equal to (i) the London Interbank Offered Rate (“LIBOR”) plus the “applicable rate” or (ii) the “base rate” (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus one-half of one percent, (c) LIBOR plus one percent, and (d) one percent) plus the “applicable rate.” The applicable rate is determined in accordance with a pricing grid based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum for LIBOR rate loans and from 0.75% to 1.50% per annum for base rate loans. In addition, the Company pays a commitment fee on the unused portion of the Credit Agreement based on the Company’s Consolidated Leverage Ratio ranging from 0.15% to 0.30% per annum in accordance with the pricing grid.
The Revolving Credit Facility is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets, and contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, dividends and other distributions, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of 3.50 to 1.00, which ratio may be increased to 4.50 to 1.00 in case of certain qualifying acquisitions; and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with all financial covenants as of June 30, 2021.
Interest expense recognized, including amortization of deferred issuance cost, was $0.1 million and $0.3 million for the three and six months ended June 30, 2021 and $0.2 million and $0.4 million for the three and six months ended June 30, 2020.
Note 6. Stockholders’ Equity
Issuances of Common Stock
A summary of the status of stock option activity for the six months ended June 30, 2021 is as follows (in thousands, except price data):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2020	760	$46.95
Granted	47	254.00
Exercised	(70)	39.37
Outstanding at June 30, 2021	737	$60.95

A summary of the status of restricted stock unit activity for the six months ended June 30, 2021 is as follows (in thousands, except price data):

	Shares	Weighted-average grant date fair value
Non-vested December 31, 2020	878	$59.60
Granted	106	204.50
Vested	(387)	45.48
Forfeited	(3)	131.72
Non-vested at June 30, 2021	594	$94.16
During the six months ended June 30, 2021, the Company issued 10,948 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”).
Stock-Based Compensation
The expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$643	$435	$1,159	$693
Research and development	893	866	1,927	1,508
Sales and marketing	1,556	1,341	2,960	2,638
General and administrative	2,754	2,488	5,628	4,169
Total stock-based compensation expense	$5,846	$5,130	$11,674	$9,008
As of June 30, 2021, total unrecognized compensation expense was $46.1 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.42%	1.34%
Expected option life (in years)	5.01	5.14
Volatility rate	53%	39%
Dividend rate	0%	0%
Weighted-average grant date fair value	$115.78	$28.39
The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the six months ended June 30, 2021 and 2020 was $204.50 and $85.34, respectively.
Compensation expense capitalized to inventory and compensation expense related to the Company’s ESPP were not material for the three and six months ended June 30, 2021 or 2020.
Note 7. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside of the U.S. represented $147.0 million (27%) and $96.8 million (26%) of total revenue for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, net accounts receivable due from foreign customers were $22.2 million and $18.6 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Six Months Ended June 30,
	2021	2020
Customer:
A	18%	19%
B	11%	19%
C	9%	10%
Total:	38%	48%
As of June 30, 2021 and December 31, 2020, net accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $9.1 million and $411.7 million, respectively.
Consolidated total revenues by product category for the six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rapid Immunoassay	$60,070	$80,606	$297,740	$176,536
Cardiometabolic Immunoassay	71,666	54,191	138,218	108,092
Molecular Diagnostic Solutions	34,456	55,177	94,719	63,540
Specialized Diagnostic Solutions	10,418	11,780	21,271	28,239
Total revenues	$176,610	$201,754	$551,948	$376,407

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
McKellar Court Lease — During 1999, the Company completed a sale and leaseback transaction of its San Diego facility at McKellar Court to a partnership for which the Company is a limited partner. The partnership is deemed to be a variable interest entity (VIE). The Company is not, however, the primary beneficiary of the VIE as it does not have the power to direct the activities of the partnership and does not have the obligation to absorb losses or receive benefits of the partnership that could potentially be significant to the partnership. The Company made lease payments to the partnership of approximately $0.5 million the six months ended June 30, 2021.
Rutherford Lease — During January 2021, the Company entered into a lease agreement for a manufacturing facility in Carlsbad, California and recorded a right-of-use asset and a corresponding lease liability of $39.4 million. The initial lease term is 15 years with options to extend the lease for two additional five-year periods.
Litigation and Other Legal Proceedings
In Beckman Coulter, Inc. v. Quidel Corporation, which was filed in the Superior Court for the County of San Diego,

California, on November 27, 2017, Beckman Coulter, Inc. (“Beckman Coulter”) alleged that a provision of an agreement between Quidel and Beckman Coulter violated state antitrust laws. Our acquisition of the B-type Naturietic Peptide assay business (“BNP Business”) in October 2017 consisted of assets and liabilities relating to a contractual arrangement with Beckman Coulter (the “BNP Supply Agreement”) for the supply of antibodies and other inputs related to, and distribution of, the Triage® B-type Naturietic Peptide Test (“BNP Test”) for the Beckman Coulter Access Family of Immunoassay Systems. In the lawsuit, Beckman Coulter asserted that an exclusivity provision violated certain state antitrust laws and was unenforceable. From the inception of the lawsuit, the lawsuit was subject to numerous motions, rulings, appellate reviews and opinions. The matter was scheduled for trial starting April 15, 2022. On July 24, 2021, the Company and Beckman Coulter entered into a Master Agreement (the “Master Agreement”) pursuant to which, among other matters, Quidel’s business of selling and distributing the BNP Test for the BNP Business will be transitioned to Beckman Coulter. Concurrent with entering into the Master Agreement, Quidel and Beckman Coulter entered into a Settlement Agreement to resolve all disputes relating to the existing BNP Supply Agreement, among other matters. On August 3, 2021, the lawsuit was dismissed with prejudice. See Note 11 for further discussion of the agreements with Beckman Coulter.
From time to time, the Company is involved in other litigation and proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to our business. The Company accrues for legal claims when, and to the extent that, amounts associated with the claims become probable and are reasonably estimable. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition or results of operations or liquidity. No accrual has been recorded as of June 30, 2021 and December 31, 2020 related to such matters as they are not probable and/or reasonably estimable.
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
Note 9. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$200,013	$—	$—	$200,013	$200,003	$—	$—	$200,003
Derivative assets	—	361	—	361	—	24	—	24
Total assets measured at fair value	$200,013	$361	$—	$200,374	$200,003	$24	$—	$200,027
Liabilities:
Derivative liabilities	$—	$597	$—	$597	$—	$3,061	$—	$3,061
Contingent consideration	—	—	5,967	5,967	—	—	11,896	11,896
Deferred consideration	—	76,509	—	76,509	—	115,951	—	115,951
Total liabilities measured at fair value	$—	$77,106	$5,967	$83,073	$—	$119,012	$11,896	$130,908
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three and six-month period ended June 30, 2021 and the year ended December 31, 2020.
Cash equivalents consist of funds held in money market accounts that are valued using quoted prices in active markets for identical instruments. Derivative financial instruments are measured based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves.
In connection with the acquisition of the BNP Business, the Company has an annual installment payment payable in 2022 of up to $48.0 million and an annual installment payment of $40.0 million payable in 2023 remaining as of June 30, 2021. The fair value of the payments treated as deferred consideration is calculated based on the net present value of cash payments using an estimated borrowing rate based on a quoted price for a similar liability. The fair value of the payments treated as contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculation is a significant assumption that is not observed in the market and, therefore, the resulting fair value represents a Level 3 measurement. The discount rate of 2.9% used as of June 30, 2021 was based on estimated borrowing rate for a similar liability.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2020 through June 30, 2021 were as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2020	$11,896
Cash payments	(6,030)
Change in estimated fair value, recorded in general and administrative expenses	101
Balance at June 30, 2021	$5,967

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
The following table summarizes the fair value and notional amounts of designated and non-designated foreign currency forward contracts as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Notional Amount	Fair Value, Net	Notional Amount	Fair Value, Net
Designated cash flow hedges:
Prepaid expenses and other current assets	$3,481	$158	$—	$—
Other current liabilities	$7,173	$588	$38,435	$2,819

Non-designated forward contracts:
Prepaid expenses and other current assets	$16,430	$203	$18,160	$24
Other current liabilities	$1,442	$9	$23,120	$242

Note 11. Subsequent Events
On July 24, 2021, the Company and Beckman Coulter entered into a Master Agreement pursuant to which, among other matters, Quidel’s business of selling and distributing the BNP Test for the BNP Business will be transitioned to Beckman Coulter. Pursuant to the Master Agreement, on a country by country basis, the Company will discontinue offering its Triage® BNP assay and Beckman Coulter will offer its own branded BNP assay to the market. Prior to Beckman Coulter introducing its own branded product to the market, in certain countries, the Company will grant Beckman Coulter exclusive rights to distribute the Triage® BNP assay in such countries. The parties are targeting the initial commercial transition, including in the US, to be completed by late August 2021. Prior to the initial commercial transition to Beckman Coulter, Quidel will continue to operate the Triage® BNP Business.
As consideration for the arrangements during each of calendar years 2022 through and including 2029, Quidel will receive a minimum payment of $70 million and a maximum payment of $75 million. Such maximum payments will be pro-rated for 2021, based on the period commencing on the date of the initial commercial transition to Beckman Coulter, through December 31, 2021.
In addition, the parties entered into other related agreements under the Master Agreement, including a Transition Services Agreement, pursuant to which the parties will provide various transitional services, a Supply Agreement for the supply by Quidel of the Quidel antibody and other components used in the manufacture of the BNP assay, and a Distribution Agreement, granting Beckman Coulter the right to sell and distribute the Triage® BNP assay as described above.
Concurrent with entering into the Master Agreement, Quidel and Beckman Coulter entered into a Settlement Agreement to resolve all disputes relating to the existing BNP Supply Agreement, among other matters. See further discussion in Note 8 under the heading Litigation and Other Legal Proceedings.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve material risks, assumptions and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially from those that may be described or implied in the forward-looking statements. As such, no forward-looking statement can be guaranteed. Differences in actual results and performance may arise as a result of a number of factors including, without limitation: the impact of the novel virus (COVID-19) global pandemic; competition; our development of new technologies, products and markets; our reliance on sales of our influenza and COVID-19 diagnostic tests; our reliance on a limited number of key distributors; the financial soundness of our customers and suppliers; acceptance of our products among physicians and other healthcare providers; the reimbursement system currently in place and future changes to that system; our ability to meet demand for our products; interruptions or shortages in our supply of raw materials and other components; costs and disruptions from failures in our information technology and storage systems and our exposure to data corruption, cyber-based attacks, security breaches and privacy violations; international risks, including but not limited to, compliance with product registration requirements, compliance with legal requirements, tariffs, exposure to currency exchange fluctuations and foreign currency exchange risk, longer payment cycles, lower selling prices and greater difficulty in collecting accounts receivable, reduced protection of intellectual property rights, social, political and economic instability, increased financial accounting and reporting burdens and complexities, taxes, and diversion of lower priced international products into U.S. market; worldwide political and social uncertainty, including tariffs, trade wars or social tensions; our development, acquisition and protection of proprietary technology rights; intellectual property risks, including but not limited to, infringement litigation, loss of our Emergency Use Authorization from the U.S. Food and Drug Administration (the “FDA”) for our COVID-19 products; failures or delays in receipt of new product reviews or related to currently-marketed products by FDA or other regulatory authorities or loss of any previously received regulatory approvals or clearances or other adverse actions by regulatory authorities; funding and compliance risks relating to government contracts, including the ability to meet key deliverables and milestones under our NIH RADx ATP contract; product defects; compliance with government regulations relating to the handling, storage and disposal of hazardous substances; our ability to identify and successfully acquire and integrate potential acquisition targets; our need for additional funds to finance our capital or operating needs; competition for and loss of management and key personnel; our exposure to claims and litigation that could result in significant expenses and could ultimately result in an unfavorable outcome for us; business risks not covered by insurance; changes in tax rates and exposure to additional tax liabilities or assessments; and provisions in our charter documents and Delaware law that might delay or impede stockholder actions with respect to business combinations or similar transactions. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements in this Quarterly Report include, among others, statements concerning: our outlook for the remainder of 2021 including the sources of expected growth and the sustainability of demand for COVID-19 testing; our initiatives for the remainder of 2021, including research and development activities and emphasis and our production capacity expansion; the expected timing of commencement of operations at our Carlsbad facility; that we expect to continue to make substantial expenditures for research and development activities; the nature and amount of projected capital expenditures for the remainder of 2021 and our source of funds for such expenditures; the sufficiency of our liquidity and capital resources, including the impact of COVID-19 thereon; our strategy, goals, initiatives and objectives; our strategy, exposure to, and defenses against, claims and litigation; the sufficiency of our liquidity and our short-term needs for capital; that we may incur additional debt or issue additional equity; and our intention to continue to evaluate technology, product lines and acquisition and licensing opportunities. The risks described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, and elsewhere herein and in reports and registration statements that we file with the Securities and Exchange Commission (the “SEC”) from time to time, should be carefully considered. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to publicly release the results of any revision or update of these forward-looking statements, whether as a result of new information, future events or otherwise.
The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto beginning on page 3 of this Quarterly Report.

Overview
We have a leadership position in the development, manufacturing and marketing of rapid diagnostic testing solutions. We separate these into our four product categories: rapid immunoassay, cardiometabolic immunoassay, molecular diagnostic solutions and specialized diagnostic solutions. We currently sell our products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, urgent care clinics, leading universities, retail clinics, pharmacies and wellness screening centers. More recently, we have begun to reach significant new markets as we introduced our QuickVue At-Home OTC COVID-19 Test for reopening schools, and for health departments, employers, entertainment centers and many other locations. We market our products through a network of distributors and through a direct sales force. We operate in one business segment that develops, manufactures and markets our products globally.
Impact of COVID-19 Pandemic
Events surrounding the SARS-CoV-2 virus that emerged in late 2019 and the ensuing global pandemic has had a dramatic impact on businesses globally and our business as well. The severity and duration of the pandemic and economic repercussions of the virus and government actions in response to the pandemic remain uncertain and will ultimately depend on many factors, including the speed of global dissemination and effectiveness of the vaccination and containment efforts throughout the world, the duration and spread of the virus as well as potential seasonality, variants or new outbreaks.
In the United States, federal, state, and local government directives and policies have been put in place to manage public health concerns and address the economic impacts, including reduced business activity, increased unemployment, and overall uncertainty presented by this new healthcare challenge. Similar actions have been taken by governments around the world. While all our sites are currently operational globally, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates or as a result of the pandemic. To mitigate risks, we continue to evaluate the extent to which COVID-19 may impact our business and operations and adjust risk mitigation planning and business continuity activities as needed.
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
We expect demand for our molecular and antigen assays and instruments to continue for the near-term, especially in the United States. At the same time, we also have observed decreased demand for certain of our other diagnostic products in connection with customers closing or decreasing their operations and/or patients deferring treatment. The extent to which COVID-19 will impact demand for our products depends on future developments, which are highly uncertain and very difficult to predict, including new information that may emerge concerning the severity of the coronavirus, regulatory changes in any of the markets in which we serve, impact of new SARS-CoV-2 variants and actions to contain and treat its impacts, including the vaccination programs now being implemented.
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
To mitigate the pandemic’s impact, we implemented preventative protocols intended to help safeguard our on-site employees and maintain business continuity. These measures have created additional burdens on our infrastructure and information technology systems and may result in decreased productivity and increased operating costs. However, the various responses we have put in place have to date resulted in limited disruption to our normal business operations.

Supply Chains
As a result of the COVID-19 pandemic, we have seen delays in receipts for certain raw materials and components for our products. Such delays can result in disruption to our business operations. In response, we have increased safety stock of certain critical components and finished goods for which we have seen extraordinary demand. We are continuously evaluating our supply chain to identify potential gaps and take steps intended to ensure continuity. We have considered potential political, legal or regulatory actions that could be taken as a result of the pandemic in jurisdictions where we manufacture, source or distribute products that could impact our supply of products to our customers or the availability of raw materials and components from our suppliers. We cannot currently predict the frequency, duration or scope of these government actions and any supply disruptions, and the availability of various products is dependent on our suppliers, their location and the extent to which they are impacted by the COVID-19 pandemic, among other factors. We are proactively working with manufacturers, industry partners and government agencies to help meet the needs of our customers during the pandemic.
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
We are seeking to minimize the impact of delays and secure allocations of vital raw materials to meet demand for our products. However, dependent on the mitigation efforts and vaccination roll outs, we may continue to experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and unfavorably impact our results of operations depending on the nature and duration of such interruption.
Outlook
Our financial performance and results of operations will depend on future developments and other factors that are highly uncertain, continuously evolving and cannot be predicted, including the duration of the COVID-19 outbreak, the severity and continuation of outbreak surges, actions to contain the spread of the virus such as mask wearing, social distancing and vaccination efforts globally, and the impact of these and other factors on testing demand. While we have seen a decrease in demand from the extremely high levels experienced in the fourth quarter of 2020, we continue to believe that for at least the remainder of 2021, some level of COVID-19 testing demand is sustainable. We believe this ongoing testing will be required as communities attempt a return to more normal practices in schools, the workplace and entertainment venues. With respect to our core products, we anticipate revenue growth for these products for the second half of 2021, assuming normalized respiratory season.
We expect to continue to invest heavily in research and development activities for our next generation immunoassay and molecular platforms, as well as additional assays to be launched on our current platforms. Additionally, we are making substantial investments in the expansion of our production capacity, while initially to address the testing demand driven by the COVID-19 pandemic, longer-term we expect this capacity to provide increased flexibility to address opportunities for new products and to address new markets globally. We intend to continue our focus on prudently managing our business and delivering improved financial results, while at the same time striving to introduce new products into the market and maintain our emphasis on research and development investments for longer term growth. Finally, we expect to continue to evaluate strategic opportunities to acquire new product lines, technologies and companies.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020
Total Revenues
The following table compares total revenues for the three months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Rapid Immunoassay	$60,070	$80,606	$(20,536)	(25)%
Cardiometabolic Immunoassay	71,666	54,191	17,475	32%
Molecular Diagnostic Solutions	34,456	55,177	(20,721)	(38)%
Specialized Diagnostic Solutions	10,418	11,780	(1,362)	(12)%
Total revenues	$176,610	$201,754	$(25,144)	(12)%
For the three months ended June 30, 2021, total revenue decreased to $176.6 million from $201.8 million in the prior period. The Rapid Immunoassay and Molecular Diagnostic Solutions categories were the largest contributors to revenue decline, driven primarily by decreased demand for the Sofia SARS Antigen assay and Lyra SARS-CoV-2 assays. This was partially offset by increased sales of the QuickVue SARS Antigen and Solana SARS assays. Cardiometabolic Immunoassay sales increased $17.5 million as COVID-19 restrictions have begun to lift globally and sales are returning to pre-pandemic levels. Currency exchange rate impact for the quarter was favorable by $2.8 million, which had a 1.6% impact on the growth rate.
Gross Profit
Gross profit decreased to $106.2 million, or 60% of revenue for the three months ended June 30, 2021, compared to $148.8 million, or 74% of revenue for the three months ended June 30, 2020. The decreased gross profit was driven by lower selling prices for our SARS products and unfavorable product mix due to lower demand for SARS products and increased demand for Cardiometabolic Immunoassay products. Increases in supply chain and other indirect manufacturing costs also contributed to lower gross profit in the period. Gross margin declined as compared to last year due to the same factors.
Operating Expenses
The following table compares operating expenses for the three months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,
	2021		2020
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$22,614	13%	$20,970	10%	$1,644	8%
Sales and marketing	$38,100	22%	$27,567	14%	$10,533	38%
General and administrative	$21,138	12%	$15,679	8%	$5,459	35%
Acquisition and integration costs	$1,028	1%	$872	—%	$156	18%

Research and Development Expense
Research and development expense for the three months ended June 30, 2021 was heavily focused on Savanna instrument and cartridge development and clinical work, Sofia Serology and Gastrointestinal assay chemicals and next generation platform development. Research and development expenses increased from $21.0 million to $22.6 million due primarily to increased spending on the Savanna instrument and cartridge development in preparation for clinical trials.

Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the three months ended June 30, 2021 increased from $27.6 million to $38.1 million due primarily to higher product promotional spend associated with the launch of the QuickVue At Home OTC COVID-19 Test, as well as increased travel and meetings as COVID-19 related travel restrictions ease.
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2021 increased from $15.7 million to $21.1 million compared with the prior year due to increased spend on IT projects and higher compensation costs driven by increased headcount to support the growth of the business.
Acquisition and Integration Costs
Acquisition and integration costs were $1.0 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, primarily related to the evaluation of new business development opportunities.
Interest and Other Expense, Net
Interest and other expense, net primarily relates to accretion of interest on the deferred consideration, coupon and accretion of interest related to our Convertible Senior Notes and interest and amortization of deferred financing costs associated with our Credit Agreement. Interest and other expense, net for the three months ended June 30, 2021 decreased from $3.5 million to $1.6 million compared with the prior year due primarily to the maturity of the Company’s Convertible Senior Notes in December 2020, including an unfavorable $1.1 million change in fair value of derivative liabilities associated with a Convertible Senior Notes conversion. Additionally, interest expense decreased due to lower deferred consideration liability outstanding during 2021.
Income Taxes
The Company recognized income tax provisions of $2.6 million in relation to income before taxes of $21.7 million and $12.5 million in relation to income before taxes of $80.2 million resulting in effective tax rates of 12% and 16% for the three months ended June 30, 2021 and 2020, respectively. The lower tax expense for the three months ended June 30, 2021 compared to the same period in the prior year is primarily a result of lower pre-tax profits.
Six months ended June 30, 2021 compared to the six months ended June 30, 2020
Total Revenues
The following table compares total revenues for the six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Rapid Immunoassay	$297,740	$176,536	$121,204	69%
Cardiometabolic Immunoassay	138,218	108,092	30,126	28%
Molecular Diagnostic Solutions	94,719	63,540	31,179	49%
Specialized Diagnostic Solutions	21,271	28,239	(6,968)	(25)%
Total revenues	$551,948	$376,407	$175,541	47%
For the six months ended June 30, 2021, total revenue increased to $551.9 million from $376.4 million in the prior year. The Rapid Immunoassay category was the largest contributor to revenue growth, driven by sales of the Sofia SARS Antigen assays. Molecular Diagnostic Solutions sales grew $31.2 million over prior year, driven by the sales of Lyra SARS-CoV-2 assays. Cardiometabolic Immunoassay sales increased $30.1 million as COVID-19 restrictions have begun to lift and sales return to pre-pandemic levels. The decrease in Specialized Diagnostic Solutions sales was driven primarily by a decline in demand for the cell culture respiratory products as there was no cold and flu season in the first quarter of 2021. Currency exchange rate impact for the first half was favorable by $4.8 million, which had a 1.7% impact on the growth rate.
Gross Profit
Gross profit increased to $408.1 million, or 74% of revenue for the six months ended June 30, 2021, compared to $263.7 million, or 70% of revenue for the six months ended June 30, 2020. The increased gross profit was due to higher sales volumes in the current period as well as improved product mix driven by continued demand for our SARS assays. The gains were partially offset by higher indirect manufacturing costs. Gross margin improved as compared to the same period in the prior year driven primarily by improved product mix.
Operating Expenses
The following table compares operating expenses for the six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Six Months Ended June 30,
	2021		2020
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$45,918	8%	$37,349	10%	$8,569	23%
Sales and marketing	$72,333	13%	$58,305	15%	$14,028	24%
General and administrative	$40,645	7%	$30,011	8%	$10,634	35%
Acquisition and integration costs	$1,754	—%	$2,786	1%	$(1,032)	(37)%

Research and Development Expense
Research and development expense for the six months ended June 30, 2021 increased from $37.3 million to $45.9 million. Development costs for the year primarily consisted of spending on the Savanna instrument and cartridge and Sofia SARS and QuickVue At Home OTC COVID-19 Test. Increases over prior year were driven primarily by Savanna development in preparation for clinical trials.
Research and development expenses include direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the six months ended June 30, 2021 increased $14.0 million to $72.3 million compared with the prior year, primarily due to product promotional spend associated with the launch of QuickVue At Home OTC COVID-19 Test, higher compensation costs driven by increased headcount and increased travel, meeting and trade show costs as COVID-19 related travel restrictions ease.
General and Administrative Expense
General and administrative expense for the six months ended June 30, 2021 increased from $30.0 million to $40.6 million compared with the prior year due to increased spend on IT projects and higher compensation costs driven by increased headcount to support the growth of the business.
Acquisition and Integration Costs
Acquisition and integration costs of $1.8 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively, primarily related to the evaluation of new business development opportunities.

Other Expense, net
Interest and other expense, net primarily relates to accretion of interest on the deferred consideration, coupon and accretion of interest related to our Convertible Senior Notes and interest and amortization of deferred financing costs associated with our Credit Agreement. Interest and other expense, net for the six months ended June 30, 2021 decreased from $6.3 million to $4.0 million compared with the prior year due primarily to the maturity of the Company’s Convertible Senior Notes in December 2020, including an unfavorable $1.1 million change in fair value of derivative liabilities associated with Convertible Senior Notes conversion in the second quarter of 2020. Additionally, interest expense decreased due to lower deferred consideration liability outstanding during 2021.
Income Taxes
For the six months ended June 30, 2021 and 2020, the Company recognized income tax provision of $46.3 million and $21.1 million, respectively, in relation to income before taxes of $243.5 million and $129.0 million. The higher tax expense for the six months ended June 30, 2021 compared to the same period in the prior year is a result of higher pre-tax profits, as well as a proportional decrease in tax deductions from stock-based compensation.
Liquidity and Capital Resources
As of June 30, 2021 and December 31, 2020, the principal sources of liquidity consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$593,224	$489,941
Amount available to borrow under the Revolving Credit Facility	$175,000	$175,000
Working capital including cash and cash equivalents	$708,420	$805,441
As of June 30, 2021, we had $593.2 million in cash and cash equivalents, a $103.3 million increase from December 31, 2020. Our cash requirements fluctuate as a result of numerous factors, such as cash generated from operations, progress in research and development or capital expansion projects and integration activities. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt or issue additional equity to successfully complete the transactions.
Our primary source of liquidity, other than our holdings of cash and cash equivalents, has been cash flows from operations and our Revolving Credit Facility. Cash generated from operations provides us with the financial flexibility we need to meet normal operating, investing and financing needs. We do not currently expect the impacts of the COVID-19 pandemic to adversely affect our liquidity and capital resources or our ability to meet financial commitments. We anticipate that our current cash and cash equivalents, together with cash provided by operating activities will be sufficient to fund our near-term capital and operating needs for at least the next 12 months.
Normal operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include expenditures related to:
•acquisitions of equipment and other fixed assets in support and expansion of our manufacturing facility expansion;
•the continued advancement of research and development efforts;
•support of commercialization efforts related to our current and future products, including support of our direct sales force and field support resources;
•interest on and repayments of our deferred consideration, contingent consideration and lease obligations; and
•potential strategic acquisitions and investments.
The Amended and Restated Credit Agreement provides us with a Revolving Credit Facility of $175.0 million and there is no balance outstanding as of June 30, 2021. The Revolving Credit Facility matures on August 31, 2023. See Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion of the Revolving Credit Facility.

In connection with the acquisition of the BNP Business, the Company has an annual installment payment payable in 2022 of up to $48.0 million and an annual installment payment of $40.0 million payable in 2023. As of June 30, 2021, these payments are recorded at fair value as contingent consideration of $5.8 million and deferred consideration of $76.5 million.
On December 12, 2018, our Board of Directors authorized a stock repurchase program to purchase up to $50.0 million of the Company’s shares of common stock. On August 28, 2020, we announced an amendment to the stock repurchase program to purchase an additional $150.0 million of our shares of common stock through August 28, 2022 and as of June 30, 2021, the Company had approximately $52.9 million available under the repurchase program.
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
Cash Flow Summary

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by operating activities:	$407,433	$120,177
Net cash used for investing activities:	(130,273)	(13,388)
Net cash used for financing activities:	(173,969)	(87,019)
Effect of exchange rates on cash	92	44
Net increase in cash and cash equivalents	$103,283	$19,814
Cash provided by operating activities of $407.4 million during the six months ended June 30, 2021 reflects net income of $197.2 million and adjustments of $36.0 million primarily associated with depreciation, amortization, stock-based compensation and the payment of accretion of interest on deferred consideration. In addition, the company realized a net working capital contribution of $174.1 million primarily driven by a decrease in accounts receivable, partially offset by a decrease in income taxes payable and an increase in product inventory. For the six months ended June 30, 2020, cash provided by operating activities of $120.2 million reflects net income of $107.9 million and non-cash adjustments of $39.3 million primarily associated with depreciation, amortization, stock-based compensation and accretion of interest on deferred consideration. Partially offsetting these inflows was a net working capital use of cash of $23.3 million driven by increases in accounts receivable and product inventory, partially offset by an increase in income taxes payable.
Our investing activities used $130.3 million during the six months ended June 30, 2021 primarily related to investments in manufacturing equipment and building improvements, Sofia, Solana and Triage instruments available for lease and purchases of scientific equipment, partially offset by government proceeds received to fund such investments. Our investing activities used $13.4 million during the six months ended June 30, 2020 primarily related to payments for manufacturing equipment, computer equipment, building improvements, and Sofia, Solana and Triage instruments available for lease.
We are currently planning approximately $120 million in capital expenditures for the remainder of 2021. The primary purpose for our capital expenditures is to invest in manufacturing capacity expansion, to acquire Savanna, Sofia, Solana and Triage instruments, to acquire scientific equipment, to purchase or develop information technology and to implement facility improvements. We plan to fund the capital expenditures with the cash on our balance sheet.
Cash used by financing activities was $174.0 million during the six months ended June 30, 2021 primarily related to repurchases of common stock of $103.4 million, payments of tax withholdings for vesting of stock-based awards of $35.4 million, and payment on deferred and contingent consideration of $39.9 million, partially offset by proceeds from issuance of common stock under ESPP and stock option exercises of $4.9 million. Cash used by financing activities was $87.0 million during the six months ended June 30, 2020 primarily related to repurchases of common stock of $42.2 million, payment on deferred and contingent consideration of $48.0 million, and payments of tax withholdings for vesting of stock-based awards of $2.7 million, partially offset by proceeds from issuance of common stock under ESPP and stock option exercises of $6.1 million.
Seasonality
Sales of our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and typically have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our influenza products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold and flu season. The COVID-19 pandemic combined with no flu season diminished the seasonal effects for our influenza products in the first half of 2021.
Off-Balance Sheet Arrangements
At June 30, 2021 and December 31, 2020, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our placement of investments, our cash equivalents as of June 30, 2021 consisted primarily of prime money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Foreign Currency Exchange Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany balances with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency.

During the six months ended June 30, 2021, total revenues were $551.9 million, of which approximately $96.6 million in revenue was denominated in currencies other than the U.S. dollar. We believe constant currency and constant currency change rate enhance the comparison of our financial performance from period-to-period, and to that of our competitors. Constant currency revenue excludes the impact from foreign currency fluctuations, which was favorable $4.8 million for the six months ended June 30, 2021, and is calculated by translating current period revenues using prior period exchange rates, net of any hedging effect recognized in the current period. Constant currency revenue change (expressed as a percentage) is calculated by determining the change in current period constant currency revenues over prior period revenues.
The major currencies to which our revenues are exposed are the Euro and the Chinese Yuan. A 100-basis point move in the average exchange rates (assuming a simultaneous and immediate 100 basis point change for the relevant period) would have resulted in an increase or decrease in our reported revenue for the six months ended June 30, 2021 as follows (in thousands):

Six Months Ended June 30,
Currency	2021
Chinese Yuan	$2,092
Euro	$1,754
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
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended June 30, 2021.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 4, 2021 - May 2, 2021	4,982	$130.01	—	$156,313,465
May 3, 2021 - May 30, 2021	4,233	120.26	—	156,313,465
May 31, 2021 - July 4, 2021	959,875	108.08	957,239	52,894,442
Total	969,090	$108.25	957,239	$52,894,442
(1) Includes shares surrendered, if any, to the Company to satisfy the payment of minimum tax withholding obligations.
(2) On December 18, 2018, the Company announced a stock repurchase program to repurchase up to $50.0 million of the Company’s shares of common stock, which was authorized by the Board of Directors (the “Board”) on December 12, 2018. On August 28, 2020, the Board authorized an increase of an additional $150.0 million to the Company’s existing stock repurchase program authorization, which was announced on September 1, 2020. The Board also extended the repurchase authorization through August 28, 2022. During the three months ended June 30, 2021, the Company repurchased 957,239 shares of outstanding common stock under this program for approximately $103.4 million.
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
10.1
Amendment No. 2 to Amended and Restated Credit Agreement, by and among the Company, as Borrower, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of May 7, 2021. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 12, 2021.)

10.2
Master Agreement, dated as of July 24, 2021, by and among Quidel Corporation, Quidel Cardiovascular, Inc., and Beckman Coulter, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 26, 2021.)

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).
_________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2021	QUIDEL CORPORATION

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
10.1
Amendment No. 2 to Amended and Restated Credit Agreement, by and among the Company, as Borrower, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of May 7, 2021. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 12, 2021.)

10.2
Master Agreement, dated as of July 24, 2021, by and among Quidel Corporation, Quidel Cardiovascular, Inc., and Beckman Coulter, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 26, 2021.)

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).
___________________________
* Filed herewith.
** Furnished herewith.