Form 10-Q
period 2021-09-30
QUIDEL CORP /DE/
filed 2021-11-05
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 29, 2021, 41,674,651 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$578,447	$489,941
Accounts receivable, net	335,560	497,688
Inventories	196,976	113,798
Prepaid expenses and other current assets	38,082	40,975
Total current assets	1,149,065	1,142,402
Property, plant and equipment, net	319,949	110,481
Right-of-use assets	132,227	100,544
Goodwill	337,023	337,032
Intangible assets, net	105,696	122,431
Deferred tax asset	43,994	44,762
Other non-current assets	18,428	13,512
Total assets	$2,106,382	$1,871,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,698	$86,316
Accrued payroll and related expenses	30,149	34,781
Income taxes payable	71,993	127,788
Operating lease liabilities	9,618	7,799
Contingent consideration	5,835	5,987
Deferred consideration	41,922	42,000
Other current liabilities	54,873	32,290
Total current liabilities	297,088	336,961
Operating lease liabilities - non-current	133,212	100,706
Deferred consideration - non-current	35,545	73,951
Other non-current liabilities	6,470	26,843
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000 shares authorized; none issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 97,500 shares authorized; 41,672 and 42,290 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	42	42
Additional paid-in capital	275,325	388,121
Accumulated other comprehensive income (loss)	820	(431)
Retained earnings	1,357,880	944,971
Total stockholders’ equity	1,634,067	1,332,703
Total liabilities and stockholders’ equity	$2,106,382	$1,871,164
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$509,736	$476,058	$1,061,684	$852,465
Cost of sales	136,328	92,439	280,131	205,104
Gross profit	373,408	383,619	781,553	647,361
Research and development	23,676	21,448	69,594	58,797
Sales and marketing	46,778	37,413	119,111	95,718
General and administrative	21,113	16,410	61,758	46,421
Acquisition and integration costs	—	389	1,754	3,175
Total operating expenses	91,567	75,660	252,217	204,111
Operating income	281,841	307,959	529,336	443,250
Other expense, net
Interest and other expense, net	(347)	(1,797)	(4,352)	(8,071)
Loss on extinguishment of debt	—	(10,384)	—	(10,384)
Total other expense, net	(347)	(12,181)	(4,352)	(18,455)
Income before income taxes	281,494	295,778	524,984	424,795
Provision for income taxes	65,742	63,510	112,075	84,638
Net income	$215,752	$232,268	$412,909	$340,157
Basic earnings per share	$5.17	$5.52	$9.91	$8.08
Diluted earnings per share	$5.08	$5.33	$9.72	$7.82
Shares used in basic per share calculation	41,728	42,105	41,657	42,093
Shares used in diluted per share calculation	42,463	43,596	42,471	43,582
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$215,752	$232,268	$412,909	$340,157
Other comprehensive income (loss)
Changes in cumulative translation adjustment, net of tax	(651)	837	(1,160)	1,037
Changes in unrealized (losses) gains from cash flow hedges:
Net unrealized (losses) gains on derivative instruments	(14)	(1,468)	93	(1,200)
Reclassification of net realized losses (gains) on derivative instruments included in net income	466	71	2,319	(265)
Total change in unrealized gains (losses) from cash flow hedges, net of tax	452	(1,397)	2,412	(1,465)
Comprehensive income	$215,553	$231,708	$414,161	$339,729
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance at December 31, 2020	42,290	$42	$388,121	$(431)	$944,971	$1,332,703
Issuance of common stock under equity compensation plans	409	1	6,373	—	—	6,374
Stock-based compensation expense	—	—	5,889	—	—	5,889
Tax withholdings related to vesting of stock-based awards	(156)	—	(33,929)	—	—	(33,929)
Other comprehensive gain, net of tax	—	—	—	593	—	593
Net income	—	—	—	—	178,084	178,084
Balance at March 31, 2021	42,543	43	366,454	162	1,123,055	1,489,714
Issuance of common stock under equity compensation plans	59	—	494	—	—	494
Stock-based compensation expense	—	—	5,846	—	—	5,846
Tax withholdings related to vesting of stock-based awards	(12)	—	(1,467)	—	—	(1,467)
Repurchases of common stock	(957)	(1)	(103,437)	—	—	(103,438)
Other comprehensive gain, net of tax	—	—	—	857	—	857
Net income	—	—	—	—	19,073	19,073
Balance at June 30, 2021	41,633	42	267,890	1,019	1,142,128	1,411,079
Issuance of common stock under equity compensation and benefit plans	44	—	2,444	—	—	2,444
Stock-based compensation expense	—	—	5,605	—	—	5,605
Tax withholdings related to vesting of stock-based awards	(5)	—	(614)	—	—	(614)
Other comprehensive loss, net of tax	—	—	—	(199)	—	(199)
Net income	—	—	—	—	215,752	215,752
Balance at September 30, 2021	41,672	$42	$275,325	$820	$1,357,880	$1,634,067

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 31, 2019	41,868	$42	$425,557	$(463)	$134,684	$559,820
Issuance of common stock under equity compensation plans	153	—	3,571	—	—	3,571
Stock-based compensation expense	—	—	3,325	—	—	3,325
Tax withholdings related to vesting of stock-based awards	(25)	—	(1,954)	—	—	(1,954)
Other comprehensive gain, net of tax	—	—	—	200	—	200
Net income	—	—	—	—	40,237	40,237
Balance at March 31, 2020	41,996	42	430,499	(263)	174,921	605,199
Issuance of common stock under equity compensation plans	203	—	3,287	—	—	3,287
Stock-based compensation expense	—	—	4,665	—	—	4,665
Issuance of shares in exchange for Convertible Senior Notes	2	—	48	—	—	48
Derivative liabilities - Convertible Senior Notes elected to settle in cash	—	—	(26,180)	—	—	(26,180)
Tax withholdings related to vesting of stock-based awards	(5)	—	(716)	—	—	(716)
Repurchases of common stock	(247)	—	(42,178)	—	—	(42,178)
Other comprehensive loss, net of tax	—	—	—	(68)	—	(68)
Net income	—	—	—	—	67,652	67,652
Balance at June 30, 2020	41,949	42	369,425	(331)	242,573	611,709
Issuance of common stock under equity compensation and benefit plans	88	—	2,733	—	—	2,733
Stock-based compensation expense	—	—	5,021	—	—	5,021
Issuance of shares in exchange for Convertible Senior Notes	14	—	460	—	—	460
Tax withholdings related to vesting of stock-based awards	(4)	—	(871)	—	—	(871)
Repurchases of common stock	(10)	—	(1,513)	—	—	(1,513)
Other comprehensive gain, net of tax	—	—	—	(560)	—	(560)
Net income	—	—	—	—	232,268	232,268
Balance at September 30, 2020	42,037	$42	$375,255	$(891)	$474,841	$849,247

QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands; unaudited)
	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$412,909	$340,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	39,983	36,614
Stock-based compensation expense	18,679	14,561
Amortization of debt discount and deferred issuance costs	303	615
Change in fair value of acquisition contingencies	101	848
Accretion of interest on deferred consideration	3,515	5,026
Net change in operating lease right-of-use assets and liabilities	2,642	167
Change in deferred tax assets and liabilities	768	(441)
Change in fair value of derivative liabilities - Convertible Senior Notes	—	1,084
Payment of accreted interest on contingent and deferred consideration	(8,157)	—
Loss on extinguishment of debt	—	10,384
Changes in assets and liabilities:
Accounts receivable	161,535	(258,216)
Inventories	(83,333)	(36,949)
Prepaid expenses and other current and non-current assets	(15,228)	(5,080)
Accounts payable	(3,461)	19,561
Accrued payroll and related expenses	(3,903)	10,078
Income taxes payable	(67,703)	51,814
Other current and non-current liabilities	25,842	409
Net cash provided by operating activities:	484,492	190,632
INVESTING ACTIVITIES:
Acquisitions of property, equipment, investments and intangibles	(260,399)	(36,112)
Proceeds from government assistance allocated to fixed assets	36,881	—
Net cash used for investing activities:	(223,518)	(36,112)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,310	8,824
Payments on finance lease obligation	(193)	(353)
Payments of tax withholdings related to vesting of stock-based awards	(36,010)	(3,541)
Repurchases of common stock	(103,438)	(43,691)
Principal payments of acquisition contingent consideration	(4,740)	(6,043)
Principal payments of deferred consideration	(35,142)	(42,000)
Payment on Convertible Senior Note and Derivative Liability	—	(43,416)
Net cash used for financing activities:	(172,213)	(130,220)
Effect of exchange rates on cash	(255)	472
Net increase in cash and cash equivalents	88,506	24,772
Cash and cash equivalents, beginning of period	489,941	52,775
Cash and cash equivalents, end of period	$578,447	$77,547

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of property, equipment and intangibles by incurring current liabilities	$7,681	$3,536
Reduction of other current liabilities upon issuance of restricted share units	$2,001	$767
Extinguishment of Convertible Senior Notes through issuance of stock	$—	$508
See accompanying notes.

Quidel Corporation
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of Quidel Corporation and its subsidiaries (the “Company” or “Quidel”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
The information at September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, is unaudited. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto for the year ended December 31, 2020 included in the Company’s 2020 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2021 and 2020, the Company’s fiscal year will end or has ended on January 2, 2022 and January 3, 2021, respectively. For 2021 and 2020, the Company’s third quarter ended on October 3, 2021 and September 27, 2020, respectively. For ease of reference, the calendar quarter end dates are used herein. The three and nine-month periods ended September 30, 2021 and 2020 each included 13 and 39 weeks, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant Accounting Policies
During the nine months ended September 30, 2021, there have been no changes to our significant accounting policies as described in our 2020 Annual Report on Form 10-K.
Note 2. Computation of Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested restricted stock units (“RSUs”) and, for the 2020 periods, the 3.25% Convertible Senior Notes (“Convertible Notes”). Potentially dilutive common shares from outstanding stock options and unvested RSUs are determined using the average share price for each period under the treasury stock method.

The following table reconciles net income and the weighted-average shares used in computing basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income used for basic earnings per share	$215,752	$232,268	$412,909	$340,157
Interest expense on Convertible Senior Notes, net of tax	—	107	—	457
Net income used for diluted earnings per share	$215,752	$232,375	$412,909	$340,614

Basic weighted-average common shares outstanding	41,728	42,105	41,657	42,093
Dilutive potential shares issuable from Convertible Senior Notes	—	218	—	340
Dilutive potential shares issuable from stock options and unvested RSUs	735	1,273	814	1,149
Diluted weighted-average common shares outstanding	42,463	43,596	42,471	43,582
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	177	7	147	4
Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
For the 2020 periods, potentially dilutive shares from the Convertible Notes were determined using the if-converted method. Under the provisions of the if-converted method, the Convertible Notes were assumed to be converted and the resulting common shares were included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes was added back to net income. The Convertible Notes had a dilutive impact when the average market price of the Company’s common stock exceeded the applicable conversion price of the notes. The Convertible Notes became convertible on March 31, 2018 and matured on December 15, 2020.

Note 3. Balance Sheet Account Details
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$109,015	$58,264
Work-in-process (materials, labor and overhead)	43,169	31,359
Finished goods (materials, labor and overhead)	44,792	24,175
Total inventories	$196,976	$113,798
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Other receivables	$15,033	$15,442
Unbilled receivables	—	16,041
Prepaid expenses	19,003	7,335
Other	4,046	2,157
Total prepaid expenses and other current assets	$38,082	$40,975
Unbilled receivables as of December 31, 2020 primarily consisted of receivables arising from unbilled milestone achievements for capital expenditures to be reimbursed under the National Institute of Health (“NIH”) contract. Amounts billed but not collected as of December 31, 2020 were included in other receivables. As of September 30, 2021, the Company had achieved and collected payments for all milestones under the NIH contract.
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Customer incentives and rebates	$11,483	$15,663
Deferred revenue	18,728	3,733
Accrued other taxes payable	4,403	2,157
Derivative liabilities	442	3,061
Payables under transition services agreements	5,455	—
Other	14,362	7,676
Total other current liabilities	$54,873	$32,290
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

For the three months ended September 30, 2021 and 2020, the Company recognized income tax provisions of $65.7 million in relation to income before taxes of $281.5 million and $63.5 million in relation to income before taxes of $295.8 million, respectively, resulting in effective tax rates of 23% and 21%, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized income tax provisions of $112.1 million in relation to income before taxes of $525.0 million and $84.6 million in relation to income before taxes of $424.8 million, respectively, resulting in effective tax rates of 21% and 20%, respectively. As compared to the federal statutory rate of 21%, all periods were primarily impacted by income taxes owed in U.S. states, partially offset by benefits from the discrete impact of excess tax deductions from stock-based compensation.

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
Note 5. Revolving Credit Facility
The Company has a $175.0 million Revolving Credit Facility under a Credit Agreement expiring on August 31, 2023 of which no amounts were outstanding as of September 30, 2021. Loans will bear interest at a rate equal to (i) the London Interbank Offered Rate (“LIBOR”) plus the “applicable rate” or (ii) the “base rate” (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus one-half of one percent, (c) LIBOR plus one percent, and (d) one percent) plus the “applicable rate.” The applicable rate is determined in accordance with a pricing grid based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum for LIBOR rate loans and from 0.75% to 1.50% per annum for base rate loans. In addition, the Company pays a commitment fee on the unused portion of the Credit Agreement based on the Company’s Consolidated Leverage Ratio ranging from 0.15% to 0.30% per annum in accordance with the pricing grid.
The Revolving Credit Facility is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets, and contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, dividends and other distributions, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of 3.50 to 1.00, which ratio may be increased to 4.50 to 1.00 in case of certain qualifying acquisitions; and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with all financial covenants as of September 30, 2021.
Interest expense recognized, including amortization of deferred issuance cost, was $0.3 million and $0.6 million for the three and nine months ended September 30, 2021 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2020.
Note 6. Stockholders’ Equity
Issuances of Common Stock
A summary of the status of stock option activity for the nine months ended September 30, 2021 is as follows (in thousands, except price data):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2020	760	$46.95
Granted	58	232.75
Exercised	(83)	38.92
Outstanding at September 30, 2021	735	$62.58

A summary of the status of RSU activity for the nine months ended September 30, 2021 is as follows (in thousands, except price data):

	Shares	Weighted-average grant date fair value
Non-vested December 31, 2020	878	$59.60
Granted	113	200.05
Vested	(399)	48.41
Forfeited	(5)	122.58
Non-vested at September 30, 2021	587	$93.70
During the nine months ended September 30, 2021, the Company issued 29,948 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”).
Stock-Based Compensation
The expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$909	$539	$2,068	$1,232
Research and development	1,369	1,032	3,296	2,540
Sales and marketing	1,736	1,580	4,696	4,218
General and administrative	2,991	2,402	8,619	6,571
Total stock-based compensation expense	$7,005	$5,553	$18,679	$14,561
As of September 30, 2021, total unrecognized compensation expense was $42.5 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.48%	1.20%
Expected option life (in years)	4.99	5.13
Volatility rate	54%	40%
Dividend rate	0%	0%
Weighted-average grant date fair value	$106.55	$35.28
The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the nine months ended September 30, 2021 and 2020 was $200.05 and $97.33, respectively.
Compensation expense capitalized to inventory and compensation expense related to the ESPP were not material for the three and nine months ended September 30, 2021 or 2020.
Note 7. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside of the United States represented $196.0 million (18%) and $140.5 million (16%) of total revenues for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, net accounts receivable due from foreign customers were $32.6 million and $18.6 million, respectively.

The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Nine Months Ended September 30,
	2021	2020
Customer:
A	27%	25%
B	11%	18%
C	10%	11%
Total:	48%	54%
As of September 30, 2021 and December 31, 2020, net accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $205.6 million and $411.7 million, respectively.
Consolidated total revenues by product category for the nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rapid Immunoassay	$378,721	$337,042	$676,461	$513,578
Cardiometabolic Immunoassay	64,790	64,810	203,008	172,902
Molecular Diagnostic Solutions	54,834	62,993	149,553	126,533
Specialized Diagnostic Solutions	11,391	11,213	32,662	39,452
Total revenues	$509,736	$476,058	$1,061,684	$852,465

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
McKellar Court Lease — During 1999, the Company completed a sale and leaseback transaction of its San Diego facility at McKellar Court to 10165 McKellar Court, L.P. (“McKellar LP” or the “partnership”) for which the Company was the limited partner. McKellar LP owned the real property and improvements located at 10165 McKellar Court (the “McKellar Property”). The partnership was deemed to be a variable interest entity (“VIE”). The Company was not, however, the primary beneficiary of the VIE as it did not have the power to direct the activities of the partnership and did not have the obligation to absorb losses or receive benefits of the partnership that could potentially be significant to the partnership. The Company’s primary use of the McKellar Property is for manufacturing and administrative offices.
On August 17, 2021, a wholly owned subsidiary of the Company purchased the general partner’s interest (the “GP interest”) in McKellar LP for a net purchase price of $28.9 million, which was acquired using cash on hand. As a result of the purchase of the GP interest, the partnership is now a wholly owned subsidiary of the Company. The partnership continues to be a VIE for which the Company is now the primary beneficiary. The Company accounted for the GP interest as an asset acquisition and recorded building and land with a total value of $28.9 million. Prior to the purchase date, the Company was leasing the McKellar Property through 2030, with options to extend for two additional five‐year periods. As a result of the

Company’s purchase of the GP interest in McKellar LP, the Company no longer makes lease payments for the McKellar Property. Prior to the acquisition, the Company made lease payments to the partnership of approximately $0.6 million during the nine months ended September 30, 2021.
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
As consideration for the arrangements during each of calendar years 2022 through and including 2029, Quidel will receive a minimum payment of $70.0 million and a maximum payment of $75.0 million. Such maximum payments will be pro-rated for 2021, based on the period commencing on the date of the initial commercial transition to Beckman Coulter, through December 31, 2021. In addition, the parties entered into other related agreements under the Master Agreement, including a Transition Services Agreement, pursuant to which the parties will provide various transitional services, a Supply Agreement for the supply by Quidel of the Quidel antibody and other components used in the manufacture of the BNP Test, and a Distribution Agreement, granting Beckman Coulter the right to sell and distribute the BNP Test as described above.
From time to time, the Company is involved in other litigation and proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to our business. The Company accrues for legal claims when, and to the extent that, amounts associated with the claims become probable and are reasonably estimable. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition or results of operations or liquidity. No accrual has been recorded as of September 30, 2021 and December 31, 2020 related to such matters as they are not probable and/or reasonably estimable.
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

Note 9. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$200,002	$—	$—	$200,002	$200,003	$—	$—	$200,003
Derivative assets	—	167	—	167	—	24	—	24
Total assets measured at fair value	$200,002	$167	$—	$200,169	$200,003	$24	$—	$200,027
Liabilities:
Derivative liabilities	$—	$442	$—	$442	$—	$3,061	$—	$3,061
Contingent consideration	—	—	5,957	5,957	—	—	11,896	11,896
Deferred consideration	—	77,467	—	77,467	—	115,951	—	115,951
Total liabilities measured at fair value	$—	$77,909	$5,957	$83,866	$—	$119,012	$11,896	$130,908
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three and nine-month periods ended September 30, 2021 and the year ended December 31, 2020.
Cash equivalents consist of funds held in money market accounts that are valued using quoted prices in active markets for identical instruments. Derivative financial instruments are measured based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves.
In connection with the acquisition of the BNP Business, the Company has an annual installment payment payable in 2022 of up to $48.0 million and an annual installment payment of $40.0 million payable in 2023 remaining as of September 30, 2021. The fair value of the payments treated as deferred consideration is calculated based on the net present value of cash payments using an estimated borrowing rate based on a quoted price for a similar liability. The fair value of the payments treated as contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculation are a significant assumption that are not observed in the market and, therefore, the resulting fair value represents a Level 3 measurement. The discount rate of 2.9% used as of September 30, 2021 was based on an estimated borrowing rate for a similar liability.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2020 through September 30, 2021 were as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2020	$11,896
Cash payments	(6,040)
Change in estimated fair value, recorded in general and administrative expenses	101
Balance at September 30, 2021	$5,957

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
The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates at each respective date. We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their net fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral.
The following table summarizes the fair value and notional amounts of designated and non-designated foreign currency forward contracts as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Notional Amount	Fair Value, Net	Notional Amount	Fair Value, Net
Designated cash flow hedges:
Prepaid expenses and other current assets	$6,341	$167	$—	$—
Other current liabilities	$6,752	$255	$38,435	$2,819

Non-designated forward contracts:
Prepaid expenses and other current assets	$—	$—	$18,160	$24
Other current liabilities	$15,405	$187	$23,120	$242

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, all references to “we,” “our” and “us” refer to Quidel Corporation and its subsidiaries.
Future Uncertainties and Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation certain statements under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words are intended to identify forward-looking statements. Our business is subject to a number of risks, including those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, that could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.
The following should be read in conjunction with the Consolidated Financial Statements and notes thereto beginning on page 3 of this Quarterly Report.
Overview
We have a leadership position in the development, manufacturing and marketing of rapid diagnostic testing solutions. We separate these into our four product categories: rapid immunoassay, cardiometabolic immunoassay, molecular diagnostic solutions and specialized diagnostic solutions. We currently sell our products directly to end users and distributors, in each case, for professional use in physician offices, hospitals, clinical laboratories, reference laboratories, urgent care clinics, leading universities, retail clinics, pharmacies and wellness screening centers, as well as for individual, non-professional, over-the-counter (“OTC”) use. More recently, we have begun to reach significant new markets as we introduced our QuickVue® At-Home OTC COVID-19 Test for reopening schools, and for health departments, employers, entertainment centers and many other locations. We market our products through a network of distributors and a direct sales force. We operate in one business segment that develops, manufactures and markets our products globally.
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
New SARS-CoV-2 Diagnostic Products
As a leader in point-of-care diagnostics and with established expertise in respiratory infectious disease products, we were and remain well-positioned to respond to the COVID-19 pandemic. We work closely with national and local governments, agencies, and industry partners to develop, manufacture and supply critical diagnostic products to support testing initiatives to help curb the spread of the SARS-CoV-2 virus. In particular, we developed new molecular and antigen products to diagnose the SARS-CoV-2 virus. We have experienced exceptional demand for such products. In response, we committed significant resources toward the expansion of our production capacity.

We expect demand for our molecular and antigen assays and instruments to continue for the near-term, especially in the United States. At the same time, we also have observed fluctuating demand for certain of our other diagnostic products. The extent to which COVID-19 will impact demand for our products depends on future developments, which are highly uncertain and very difficult to predict, including new information that may emerge concerning the severity of the coronavirus, regulatory changes in any of the markets in which we serve, impact of new SARS-CoV-2 variants and actions to contain and treat its impacts, including the vaccination programs now being implemented.
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
To mitigate the pandemic’s impact, we implemented preventative protocols intended to help safeguard our on-site employees and maintain business continuity. These measures have created additional burdens on our infrastructure and information technology (“IT”) systems and may result in decreased productivity and increased operating costs. However, the various responses we have put in place have to date resulted in limited disruption to our normal business operations.
Supply Chains
As a result of the COVID-19 pandemic, we have seen delays in receipts for certain raw materials and components for our products. Such delays can result in disruption to our business operations. In response, we have increased safety stock of certain critical components and finished goods for which we have seen extraordinary demand. We are continuously evaluating our supply chain to identify potential gaps and take steps intended to help ensure continuity. We have considered potential political, legal or regulatory actions that could be taken as a result of the pandemic in jurisdictions where we manufacture, source or distribute products that could impact our supply of products to our customers or the availability of raw materials and components from our suppliers. We cannot currently predict the frequency, duration or scope of these government actions and any supply disruptions, and the availability of various products is dependent on our suppliers, their location and the extent to which they are impacted by the COVID-19 pandemic, among other factors. We are proactively working with manufacturers, industry partners and government agencies to help meet the needs of our customers during the pandemic.
Our inventory levels may fluctuate due to supply chain variability in conjunction with larger and more frequent customer orders. In response, we have added alternate suppliers for certain critical components and instruments, increased inventory of raw materials needed in our operations, increased manufacturing capacity and continue to explore opportunities for further expansion in our Athens, Ohio and San Diego, California facilities. In January 2021, we significantly expanded our capacity by entering into a long-term lease for an additional manufacturing facility in Carlsbad, California. This facility began operations in October 2021.
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
Outlook
Our financial performance and results of operations will depend on future developments and other factors that are highly uncertain, continuously evolving and unpredictable, including the duration, severity and continuation of outbreak surges of the COVID-19 pandemic, actions to contain the spread of the virus such as mask wearing, social distancing and vaccination efforts globally, and the impact of these and other factors on COVID-19 testing demand. While we have seen fluctuations in COVID-19 testing demand, we continue to believe that for at least the remainder of 2021, some level of COVID-19 testing demand will be sustainable. We believe ongoing COVID-19 testing will be required as communities attempt a return to more normal practices in schools, the workplace and entertainment venues. With respect to our core products, we anticipate revenue growth for these products for the fourth quarter of 2021, assuming a normalized respiratory season.

We expect to continue to invest heavily in research and development activities for our next generation immunoassay and molecular platforms, as well as additional assays to be launched on our current platforms. Additionally, we are making substantial investments in the expansion of our production capacity. While initially this expansion was to address the testing demand driven by the COVID-19 pandemic, in the long-term, we expect this expansion to provide increased flexibility to address opportunities for new products and new markets globally. We intend to continue our focus on prudently managing our business and delivering improved financial results, while at the same time striving to introduce new products into the market and maintain our emphasis on research and development investments for longer-term growth. Finally, we expect to continue to evaluate strategic opportunities to acquire new product lines, technologies and companies.
Three months ended September 30, 2021 compared to the three months ended September 30, 2020
Total Revenues
The following table compares total revenues for the three months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
Rapid Immunoassay	$378,721	$337,042	$41,679	12%
Cardiometabolic Immunoassay	64,790	64,810	(20)	—%
Molecular Diagnostic Solutions	54,834	62,993	(8,159)	(13)%
Specialized Diagnostic Solutions	11,391	11,213	178	2%
Total revenues	$509,736	$476,058	$33,678	7%
For the three months ended September 30, 2021, total revenues increased to $509.7 million from $476.1 million for the same period in the prior year. The Rapid Immunoassay category was the largest contributor to revenue growth, driven primarily by demand for the QuickVue SARS Antigen assays. Molecular Diagnostic Solutions sales decreased $8.2 million driven primarily by decreased pricing for the Lyra® SARS Antigen assay, partially offset by sales of the Solana® SARS Antigen assay. Currency exchange rate impact for the quarter ended September 30, 2021 was favorable by $1.0 million, which had a 0.1% impact on the growth rate.
Gross Profit
Gross profit decreased to $373.4 million, or 73% of revenue for the three months ended September 30, 2021, compared to $383.6 million, or 81% of revenue for the three months ended September 30, 2020. The decreased gross profit was driven by a shift in product mix and lower selling prices for our SARS products. Increases in supply chain and other indirect manufacturing costs also contributed to lower gross profit in the current period. Gross margin for the three months ended September 30, 2021 declined as compared to the same period in the prior year due to the same factors.
Operating Expenses
The following table compares operating expenses for the three months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,
	2021		2020
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$23,676	5%	$21,448	5%	$2,228	10%
Sales and marketing	$46,778	9%	$37,413	8%	$9,365	25%
General and administrative	$21,113	4%	$16,410	3%	$4,703	29%
Acquisition and integration costs	$—	—%	$389	—%	$(389)	(100)%

Research and Development Expense
Research and development expense for the three months ended September 30, 2021 was heavily focused on Savanna instrument and cartridge development and clinical work. Other key areas included development of the QuickVue OTC assay and the related software applications that enhance the user experience, Sofia® serology and gastrointestinal assays and the next generation platform. Research and development expense increased to $23.7 million from $21.4 million for the same period in the prior year, primarily due to increased spending on the Savanna instrument and cartridge development in support of U.S. clinical trials.
Research and development expense includes direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the three months ended September 30, 2021 increased to $46.8 million from $37.4 million for the same period in the prior year, primarily due to higher product promotional spend associated with the launch of the QuickVue At-Home OTC COVID-19 Test, as well as increased freight expense and higher compensation costs driven by increased headcount and improved performance in the quarter, partially offset by a decrease in bad debt expense.
General and Administrative Expense
General and administrative expense for the three months ended September 30, 2021 increased to $21.1 million from $16.4 million for the same period in the prior year due to increased spend on IT projects and higher compensation costs driven by increased headcount to support the growth of the business.
Acquisition and Integration Costs
Acquisition and integration costs decreased by $0.4 million for the three months ended September 30, 2021 compared to the same period in the prior year.
Other Expense, Net
The following table compares Other expense, net, for the three months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three months ended September 30,		Increase (decrease)
	2021	2020	$	%
Interest and other expense, net	$(347)	$(1,797)	$(1,450)	(81)%
Loss on extinguishment of debt	—	(10,384)	(10,384)	(100)%
Total other expense, net	$(347)	$(12,181)	$(11,834)	(97)%
Interest and other expense, net primarily relates to accretion of interest on the deferred consideration, coupon and accretion of interest related to our Convertible Notes (in the 2020 period) and interest and amortization of deferred financing costs associated with our Credit Agreement. Interest and other expense, net for the three months ended September 30, 2021 decreased to $0.3 million from $1.8 million for the same period in the prior year, primarily due to the maturity of the Company’s Convertible Notes in December 2020, including an unfavorable $1.1 million change in fair value of derivative liabilities associated with a Convertible Notes conversion in the second quarter of 2020. Additionally, interest expense decreased due to lower deferred consideration liability outstanding during 2021. Loss on extinguishment of debt of $10.4 million for the three months ended September 30, 2020 related to the extinguishment of $5.9 million in aggregate principal amount of the Convertible Notes, which were converted and settled in cash during the period.
Income Taxes

For the three months ended September 30, 2021 and 2020, the Company recognized income tax provisions of $65.7 million in relation to income before taxes of $281.5 million and $63.5 million in relation to income before taxes of $295.8 million, respectively, resulting in effective tax rates of 23% and 21%, respectively. The higher tax expense for the three months ended September 30, 2021 compared to the same period in the prior year is primarily a result of an increase in state taxes owed and a decrease in tax deductions from stock-based compensation proportionate to pre-tax profits.
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Total Revenues
The following table compares total revenues for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
Rapid Immunoassay	$676,461	$513,578	$162,883	32%
Cardiometabolic Immunoassay	203,008	172,902	30,106	17%
Molecular Diagnostic Solutions	149,553	126,533	23,020	18%
Specialized Diagnostic Solutions	32,662	39,452	(6,790)	(17)%
Total revenues	$1,061,684	$852,465	$209,219	25%
For the nine months ended September 30, 2021, total revenues increased to $1,061.7 million from $852.5 million for the same period in the prior year. The Rapid Immunoassay category was the largest contributor to revenue growth, driven by sales of the QuickVue SARS Antigen and Sofia SARS Antigen assays, partially offset by lower influenza assay sales. Molecular Diagnostic Solutions sales increased $23.0 million, driven by the sales of Lyra SARS-CoV-2 and Solana SARS-CoV-2 assays. Cardiometabolic Immunoassay sales increased $30.1 million as COVID-19 restrictions began to be lifted and sales started to return to pre-pandemic levels. The decrease in Specialized Diagnostic Solutions sales was driven primarily by a decline in demand for cell culture respiratory products as there was no cold and flu season in the first quarter of 2021. Currency exchange rate impact for the nine months ended September 30, 2021 was favorable by $5.9 million, which had a 0.8% impact on the growth rate.
Gross Profit
Gross profit increased to $781.6 million, or 74% of revenue for the nine months ended September 30, 2021, compared to $647.4 million, or 76% of revenue for the nine months ended September 30, 2020. The increased gross profit was due to higher sales volumes in the current period, partially offset by unfavorable product mix, lower selling prices for our SARS products and increased supply chain and other indirect manufacturing costs. Gross margin for the nine months ended September 30, 2021 declined as compared to the same period in the prior year driven primarily by product mix and lower selling prices.
Operating Expenses
The following table compares operating expenses for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Nine Months Ended September 30,
	2021		2020
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$69,594	7%	$58,797	7%	$10,797	18%
Sales and marketing	$119,111	11%	$95,718	11%	$23,393	24%
General and administrative	$61,758	6%	$46,421	5%	$15,337	33%
Acquisition and integration costs	$1,754	0%	$3,175	0%	$(1,421)	(45)%

Research and Development Expense
Research and development expense for the nine months ended September 30, 2021 increased to $69.6 million from $58.8 million for the same period in the prior year. Development costs for the current period primarily consisted of spending on the

Savanna instrument and cartridge, QuickVue OTC assay and the related software applications that enhance the user experience and Sofia SARS and gastrointestinal assays. The increase was driven primarily by the Savanna development and spending on clinical trials.
Research and development expense includes direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the nine months ended September 30, 2021 increased to $119.1 million from $95.7 million for the same period in the prior year, primarily due to higher product promotional spend associated with the launch of the QuickVue At-Home OTC COVID-19 Test, higher compensation costs driven by increased headcount and increased travel, meeting and trade show costs as COVID-19 related travel restrictions eased.
General and Administrative Expense
General and administrative expense for the nine months ended September 30, 2021 increased to $61.8 million from $46.4 million for the same period in the prior year due to increased spend on IT projects and higher compensation costs driven by increased headcount to support the growth of the business.
Acquisition and Integration Costs
Acquisition and integration costs of $1.8 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively, primarily related to the evaluation of new business development opportunities.
Other Expense, net
The following table compares Other expense, net, for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Nine months ended September 30,		Increase (decrease)
	2021	2020	$	%
Interest and other expense, net	$(4,352)	$(8,071)	$(3,719)	(46)%
Loss on extinguishment of debt	—	(10,384)	(10,384)	(100)%
Total other expense, net	$(4,352)	$(18,455)	$(14,103)	(76)%
Interest and other expense, net primarily relates to accretion of interest on the deferred consideration, coupon and accretion of interest related to our Convertible Notes (in the 2020 period) and interest and amortization of deferred financing costs associated with our Credit Agreement. Interest and other expense, net for the nine months ended September 30, 2021 decreased to $4.4 million from $8.1 million for the same period in the prior year, primarily due to the maturity of the Company’s Convertible Notes in December 2020, including an unfavorable $1.1 million change in fair value of derivative liabilities associated with a Convertible Notes conversion in the second quarter of 2020. Additionally, interest expense decreased due to lower deferred consideration liability outstanding during 2021. Loss on extinguishment of debt of $10.4 million for the nine months ended September 30, 2020 related to the extinguishment of $5.9 million in aggregate principal amount of the Convertible Notes, which were converted and settled in cash during the period.
Income Taxes

For the nine months ended September 30, 2021 and 2020, the Company recognized income tax provisions of $112.1 million in relation to income before taxes of $525.0 million and $84.6 million in relation to income before taxes of $424.8 million, respectively, resulting in effective tax rates of 21% and 20%, respectively. The higher tax expense for the nine months ended September 30, 2021 compared to the same period in the prior year is a result of an increase in state taxes owed and a decrease in tax deductions from stock-based compensation proportionate to pre-tax profits.

Liquidity and Capital Resources
As of September 30, 2021 and December 31, 2020, the principal sources of liquidity consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$578,447	$489,941
Amount available to borrow under the Revolving Credit Facility	$175,000	$175,000
Working capital including cash and cash equivalents	$851,977	$805,441
As of September 30, 2021, we had $578.4 million in cash and cash equivalents, a $88.5 million increase from December 31, 2020. Our cash requirements fluctuate as a result of numerous factors, such as cash generated from operations, progress in research and development or capital expansion projects. In addition, we intend to continue to evaluate candidates for new product lines, company or technology acquisitions or technology licensing. If we decide to proceed with any such transactions, we may need to incur additional debt or issue equity to successfully complete the transactions.
Our primary sources of liquidity, other than our holdings of cash and cash equivalents, have been cash flows from operations and our Revolving Credit Facility. Cash generated from operations provides us with the financial flexibility we need to meet normal operating, investing and financing needs. We do not currently expect the impacts of the COVID-19 pandemic to adversely affect our liquidity and capital resources or our ability to meet financial commitments. We anticipate that our current cash and cash equivalents, together with cash provided by operating activities will be sufficient to fund our near-term capital and operating needs for at least the next 12 months.
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
The Amended and Restated Credit Agreement provides us with a Revolving Credit Facility of $175.0 million and there is no balance outstanding as of September 30, 2021. The Revolving Credit Facility matures on August 31, 2023. See Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion of the Revolving Credit Facility.
In connection with the acquisition of the BNP Business, the Company has an annual installment payment of $48.0 million payable in 2022 and an annual installment payment of $40.0 million payable in 2023. As of September 30, 2021, these payments were recorded at fair value as contingent consideration of $5.8 million and deferred consideration of $77.5 million.
On December 12, 2018, our Board of Directors (the “Board”) authorized a stock repurchase program, allowing the Company to repurchase up to $50.0 million of its common stock. On August 28, 2020, the Board approved an amendment to the stock repurchase program that authorized repurchases of an additional $150.0 million of the Company’s common stock through August 28, 2022. As of September 30, 2021, the Company had approximately $52.9 million available under the stock repurchase program.
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
Cash Flow Summary

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by operating activities:	$484,492	$190,632
Net cash used for investing activities:	(223,518)	(36,112)
Net cash used for financing activities:	(172,213)	(130,220)
Effect of exchange rates on cash	(255)	472
Net increase in cash and cash equivalents	$88,506	$24,772
Cash provided by operating activities of $484.5 million for the nine months ended September 30, 2021 reflects net income of $412.9 million and non-cash adjustments of $57.8 million primarily associated with depreciation, amortization, stock-based compensation and accretion of interest on deferred consideration. In addition, the Company realized a net working capital contribution of $12.1 million primarily driven by a decrease in accounts receivable, partially offset by a decrease in income taxes payable and an increase in product inventory. For the nine months ended September 30, 2020, cash provided by operating activities of $190.6 million reflects net income of $340.2 million and non-cash adjustments of $68.9 million primarily associated with depreciation, amortization, stock-based compensation and accretion of interest on deferred consideration. Partially offsetting these inflows was a net working capital use of cash of $218.8 million driven by increases in accounts receivable and product inventory, partially offset by an increase in income taxes.
Our investing activities used $223.5 million during the nine months ended September 30, 2021 primarily related to investments in manufacturing equipment and building improvements, Sofia, Solana and Triage instruments available for lease and purchases of scientific equipment, partially offset by government proceeds received to fund such investments. Our investing activities used $36.1 million during the nine months ended September 30, 2020 primarily related to payments for manufacturing equipment, computer equipment, building improvements, and Sofia, Solana and Triage instruments available for lease.
We are currently planning approximately $45.0 million in capital expenditures for the remainder of 2021. The primary purposes for our capital expenditures are to invest in manufacturing capacity expansion, acquire Savanna, Sofia, Solana and Triage instruments, acquire scientific equipment, purchase or develop IT and implement facility improvements. We plan to fund the capital expenditures with the cash on our balance sheet.
Cash used by financing activities was $172.2 million for the nine months ended September 30, 2021 primarily related to repurchases of common stock of $103.4 million, payments of tax withholdings for vesting of stock-based awards of $36.0 million, and payment on deferred and contingent consideration of $39.9 million, partially offset by proceeds of $7.3 million from the issuance of common stock under the ESPP and pursuant to stock option exercises. Cash used by financing activities was $130.2 million for the nine months ended September 30, 2020 primarily related to repurchases of common stock of $43.7 million, payment on deferred and contingent consideration of $48.0 million, and payments of tax withholdings for vesting of stock-based awards of $3.5 million, partially offset by proceeds of $8.8 million from the issuance of common stock under the ESPP and pursuant to stock option exercises.
Seasonality
Sales of our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and typically have higher sales in the first and fourth quarters of the calendar year. Historically, sales of our influenza products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold and flu season. In the first half of 2021, the COVID-19 pandemic combined with the absence of a flu season diminished the seasonal effects for our influenza products.

Off-Balance Sheet Arrangements
At September 30, 2021 and December 31, 2020, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to reserves for contractual rebates, goodwill and intangibles and income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
A comprehensive discussion of our critical accounting policies and management estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our investments, our cash equivalents as of September 30, 2021 consisted primarily of prime money market funds. These funds provide daily liquidity and may be subject to interest rate risk and decrease in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Foreign Currency Exchange Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany balances with foreign subsidiaries and transactions denominated in currencies other than the functional currency of the local jurisdiction.
For the nine months ended September 30, 2021, total revenues were $1,061.7 million, of which approximately $127.5 million were denominated in currencies other than the U.S. dollar. We believe constant currency revenue and the related constant currency fluctuation rate, which are non-GAAP measures, enhance the comparison of our financial results from period-to-period and to that of our competitors because they present our operating performance without the effect of exchange rate variances. Constant currency revenue excludes the impact from foreign currency fluctuations, which was favorable by $5.9 million for the nine months ended September 30, 2021, and is calculated by (i) translating current period revenues using prior period exchange rates and (ii) excluding any hedging effect recognized in the current period. The constant currency fluctuation rate (expressed as a percentage) is calculated by determining the change in current period constant currency revenue compared to prior period revenue.

The major currencies to which our revenues are exposed are the Euro and the Chinese Yuan. A 100-basis point move in the average exchange rates (assuming a simultaneous and immediate 100-basis point change for the relevant period) would have resulted in an increase or decrease in our reported revenue for the nine months ended September 30, 2021 as follows (in thousands):

Nine Months Ended September 30,
Currency	2021
Chinese Yuan	$3,345
Euro	$3,030
Our foreign currency management policy permits the use of derivative instruments, such as forward contracts, to reduce volatility in our results of operations resulting from foreign exchange rate fluctuations. We do not enter into foreign currency derivative instruments for trading purposes or to engage in speculative activity. See Note 10 to the Consolidated Financial Statements for additional information related to such forward contracts, which information is incorporated herein by reference.
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth in the section entitled “Litigation and Other Legal Proceedings” under Note 8 to the Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report, is incorporated herein by reference.
ITEM 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For a detailed description of our risk factors, refer to Item IA, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended September 30, 2021.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 5, 2021 - August 1, 2021	180	$126.80	—	$52,894,442
August 2, 2021 - August 29, 2021	1,773	121.78	—	52,894,442
August 30, 2021 - October 3, 2021	2,570	146.01	—	52,894,442
Total	4,523	$135.75	—	$52,894,442
(1) Includes shares surrendered, if any, to the Company to satisfy the payment of minimum tax withholding obligations.
(2) On December 18, 2018, the Company announced a stock repurchase program to repurchase up to $50.0 million of the Company’s common stock, which was authorized by the Board on December 12, 2018. On August 28, 2020, the Board authorized an increase of an additional $150.0 million to the Company’s existing stock repurchase program authorization, which was announced on September 1, 2020. The Board also extended the stock repurchase program through August 28, 2022.
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
10.1
Master Agreement, dated as of July 24, 2021, by and among Quidel Corporation, Quidel Cardiovascular, Inc., and Beckman Coulter, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 26, 2021.) +

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).
_________________________
* Filed herewith.
** Furnished herewith.
+    The schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.     Quidel agrees to furnish copies of any such schedules or similar attachments to the SEC upon request. In addition, certain provisions of this exhibit have been redacted because Quidel customarily treats the redacted information as private or confidential and the omitted information is not material. Quidel agrees to promptly provide to the SEC on a supplemental basis an unreacted copy of the exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2021	QUIDEL CORPORATION

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
10.1
Master Agreement, dated as of July 24, 2021, by and among Quidel Corporation, Quidel Cardiovascular, Inc., and Beckman Coulter, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 26, 2021.) +

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).
___________________________
* Filed herewith.
** Furnished herewith.
+    The schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.     Quidel agrees to furnish copies of any such schedules or similar attachments to the SEC upon request. In addition, certain provisions of this exhibit have been redacted because Quidel customarily treats the redacted information as private or confidential and the omitted information is not material. Quidel agrees to promptly provide to the SEC on a supplemental basis an unreacted copy of the exhibit.