Form 10-K/A
period 2021-12-31
QUIDEL CORP /DE/
filed 2022-03-11
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K/A
Amendment No. 1
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
As of March 4, 2022, 41,812,718 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of Quidel Corporation (“Quidel,” the “Company,” “we,” “our,” or “us”) amends Quidel’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2022 (the “Original 10-K”). This Amendment amends and restates Part III, Items 10, 11, 12, 13 and 14 of the Original 10-K in their entirety to include the required information in accordance with the SEC’s Regulation S-K. In addition, this Amendment amends Part IV, Item 15 of the Original 10-K to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Except as described above, this Amendment does not modify or update in any way the other disclosures or information contained in the Original 10-K. Except as otherwise set forth herein, this Amendment does not reflect events occurring after the filing of the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and Quidel’s other filings made with the SEC subsequent to the filing of the Original 10-K.
Forward-Looking Statements
This Amendment contains forward-looking statements within the meaning of Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation certain statements under Part III, Item 11, “Compensation Discussion and Analysis” and located elsewhere herein regarding the anticipated effects of our compensation structure and programs, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words are intended to identify forward-looking statements. Our business is subject to a number of risks, including those discussed under Part I, Item 1A, “Risk Factors” in the Original 10-K, that could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Director Information

Name	Age	Principal Occupation	Director Since
Douglas C. Bryant	64	President and Chief Executive Officer of Quidel Corporation	2009
Kenneth F. Buechler, Ph.D., Chair	68	Founder and former President and Chief Scientific Officer of Biosite Inc.	2007
Edward L. Michael	65	Managing Partner and Co-Founder of LionBird Ventures	2018
Kathy P. Ordoñez	71	Former Chief Executive Officer of RainDance Technologies, Inc., Celera Corporation, and Roche Molecular Systems, Inc.	2019
Mary Lake Polan, M.D., Ph.D., M.P.H.	78	Professor of Clinical Obstetrics, Gynecology and Reproductive Sciences, Yale University School of Medicine	1993
Ann D. Rhoads	56	Former Chief Financial Officer of Forty Seven, Inc.	2020
Charles P. Slacik	68	Former Senior Vice President and Chief Financial Officer of Beckman Coulter Inc.	2015
Matthew W. Strobeck, Ph.D.	49	Managing Partner of Birchview Capital	2018
Kenneth J. Widder, M.D.	69	Chief Executive Officer of Sydnexis Inc.	2014
Joseph D. Wilkins Jr.	60	Managing Director of JW Healthcare Insights	2021
Biographical Information
DOUGLAS C. BRYANT was appointed to our Board of Directors (the “Board”) in February 2009 and became our President and Chief Executive Officer in March 2009. Prior to joining us, Mr. Bryant served as Executive Vice President and Chief Operating Officer at Luminex Corporation, managing its Bioscience Group, Luminex Molecular Diagnostics (Toronto), manufacturing, R&D, technical operations, and commercial operations. From 1983 to 2007, Mr. Bryant held various worldwide commercial operations positions with Abbott Laboratories including, among others: Vice President of Abbott Vascular for Asia/Japan, Vice President of Abbott Molecular Global Commercial Operations and Vice President of Abbott Diagnostics Global Commercial Operations. Earlier in his career with Abbott, Mr. Bryant was Vice President of Diagnostic Operations in Europe, the Middle East and Africa, and Vice President of Diagnostic Operations in Asia Pacific. Mr. Bryant has nearly 40 years of industry experience in sales and marketing, product development, manufacturing and service and support in both the diagnostics and life sciences markets. Mr. Bryant holds a B.A. in Economics from the University of California at Davis.
KENNETH F. BUECHLER, Ph.D. was appointed to our Board in November 2007 and has served as the Chairman of our Board since August 2015. Dr. Buechler was previously the co-founder of and held various roles at Biosite Inc. from 1988 until its acquisition by Alere Inc. in 2007, including serving as a director and as President and Chief Scientific Officer, Senior Vice President, Research and Development, Vice President, Research and Director of Chemistry. Prior to co-founding Biosite, Dr. Buechler was a senior research scientist for the diagnostics research and development group at Hybritech Incorporated. Dr. Buechler served as chair of the board of directors of Sequenom Inc., a life sciences company, until its acquisition in September 2016, Astute Medical Inc., a company that develops biomarkers for acute medical conditions, until its acquisition in April 2018 and Edico Genome Inc., a DNA sequencing technology company, until its acquisition in May 2018. Dr. Buechler received his Ph.D. in Biochemistry and his bachelor’s degree in Chemistry from Indiana University.
EDWARD L. MICHAEL was appointed to our Board in December 2018. Mr. Michael is the Managing Partner of LionBird Ventures, a venture capital firm he co-founded in 2012, which focuses on investing in digital health and business services companies. For nearly 27 years, Mr. Michael held a variety of roles at Abbott Laboratories, including most recently as Executive Vice President, Diagnostic Products and previously in legal, commercial and operational roles in various Abbott divisions. Mr. Michael currently serves on the board of directors of certain LionBird portfolio companies. Mr. Michael received his B.A. from Indiana University and a J.D. from Indiana University School of Law.

KATHY P. ORDOÑEZ was appointed to our Board in June 2019. Ms. Ordoñez has more than 30 years of experience in the life sciences and diagnostics industry. She is currently on the board of directors of Pacific Biosciences, Inc., a life sciences company that develops, manufactures and sells long-read gene sequencing products. From October 2017 to October 2018, she also served at Pacific Biosciences as Chief Commercial Officer. Ms. Ordoñez also recently was Director (July 2014 through February 2017), Non-executive Chairman (2015), and Chief Executive Officer (2016) of RainDance Technologies, Inc., a life sciences company that specialized in droplet-based detection of genetic variations in cancer and infectious diseases, until it was sold to Bio-Rad Laboratories, Inc. in February 2017. Prior to that, Ms. Ordoñez was a Senior Vice President for Quest Diagnostics, Inc., a leading provider of diagnostic services and information, from May 2011 to June 2013, where she held the lead positions in Discovery and Development (2011) and Diagnostic Solutions (2012). Her tenure at Quest followed its acquisition, in 2011, of Celera Corporation, a company that discovered and developed genetic tests. Ms. Ordoñez was Chief Executive Officer of Celera Corporation (2008 - 2011) and founder and President of Celera Diagnostics (2000 - 2008). From 1985 until 2000, Ms. Ordoñez held several senior positions at Hoffmann-La Roche, overseeing the formation of Roche Molecular Systems, where she served as President and Chief Executive Officer, and led the wide-scale commercial application of the polymerase chain reaction technology to the research, diagnostic and forensic fields. Ms. Ordoñez received her B.A. in Chemistry and an Honorary Doctorate from Hartwick College.
MARY LAKE POLAN, M.D., Ph.D., M.P.H. was appointed to our Board in February 1993. Dr. Polan was an Adjunct Professor in the Department of Obstetrics and Gynecology at Columbia University School of Medicine from 2007 to 2014 and then in 2015 rejoined the Department of Obstetrics and Gynecology at Yale University School of Medicine as Professor of Clinical Obstetrics, Gynecology and Reproductive Sciences. Dr. Polan was Professor and Chair Emerita of the Department of Gynecology and Obstetrics at Stanford University School of Medicine where she served from 1990 to 2005. Dr. Polan received a B.A. degree from Connecticut College, a Ph.D. in Molecular Biophysics and Biochemistry and an M.D. from Yale University School of Medicine and her Master in Public Health from the University of California, Berkeley. Dr. Polan remained at Yale New Haven Hospital for her residency in Obstetrics and Gynecology, followed by a Reproductive Endocrine Fellowship. Dr. Polan was on the faculty at Yale University until 1990, when she joined Stanford University. Dr. Polan is a practicing clinical Reproductive Endocrinologist with a research interest in ovarian function and granulosa cell steroidogenesis. More recently, Dr. Polan’s interests have been in the interaction between the immune and endocrine systems: the role of monokines in reproductive events and gene expression in stress urinary incontinence, as well as brain activation in human sexual function. Dr. Polan also serves as a director at the following private companies: NX Prenatal Inc, Or-Genix Therapeutics, Inc., Residents Diagnostics, Inc., and MiraDx, Inc.
ANN D. RHOADS was appointed to our Board in August 2020. Ms. Rhoads most recently served as Chief Financial Officer of Forty Seven, Inc., a publicly traded biotechnology company, from March 2018 through June 2020. Previously, Ms. Rhoads was Executive Vice President and Chief Financial Officer of Zogenix, Inc., a publicly traded pharmaceutical company, from 2010 through January 2017. From 2000 through the end of 2009, Ms. Rhoads served as the Chief Financial Officer of Premier, Inc., a healthcare supply management company. From 1998 to 2000, she was Vice President, Strategic Initiatives at Premier, Inc., and from 1993 to 1998, she was an investment professional with The Sprout Group, an institutional venture capital firm. Ms. Rhoads currently serves on the board of directors of the following publicly traded companies: Globus Medical Inc., a musculoskeletal solutions company, as chair of the audit committee and a member of the nominating and governance committee; Repare Therapeutics, a precision oncology company, as chair of the audit committee; and iTeos Therapeutics, an immuno-oncology company, as chair of the audit committee and a member of the compensation and nominating and governance committee. Ms. Rhoads also recently served on the board of directors of Iridex Corporation, a medical device company, from 2017 to 2018. Ms. Rhoads holds a B.S. in Finance from the University of Arkansas and an M.B.A. from Harvard Graduate School of Business Administration.
CHARLES P. SLACIK was appointed to our Board in November 2015. Mr. Slacik has more than 30 years of executive experience in the healthcare industry, serving most recently as the Senior Vice President and Chief Financial Officer of Beckman Coulter Inc. from October 2006 until its acquisition in June 2011. Mr. Slacik previously served as a member of the board of directors and chair of the audit committee of STAAR Surgical Company, a medical device company, from September 2012 through September 2015 and as a member of the board of director and chair of the audit committee at Sequenom, Inc., a life sciences company, from June 2011 until its acquisition in September 2017. Mr. Slacik received his B.S. in Accounting and Finance from the University of Connecticut and is a certified public accountant.

MATTHEW W. STROBECK, Ph.D. was appointed to our Board in April 2018. Dr. Strobeck is currently the Managing Partner of Birchview Capital. Dr. Strobeck was a Partner and member of the management committee and advisory board of Westfield Capital Management from 2008 until 2011, having served as a member of the investment team, specializing in healthcare and life sciences, from May 2003 to June 2008. Dr. Strobeck currently serves on the board of directors of Accelerate Diagnostics, a medical diagnostics company, Biodesix, a diagnostic company, and Monteris Medical, a privately held medical device company. Dr. Strobeck received his B.S. from St. Lawrence University, a Ph.D. from the University of Cincinnati, an S.M. from the Harvard University/MIT Health Sciences Technology Program, and an S.M. from the MIT Sloan School of Management.
KENNETH J. WIDDER, M.D. was appointed to our Board in November 2014. Dr. Widder has more than 30 years of experience working with biomedical companies. Dr. Widder has served as the Executive Chairman of OrphoMed Inc., a clinical-stage biopharmaceutical company, since 2017, and Chairman and Chief Executive Officer of Sydnexis Inc., an ophthalmology start-up company, since 2017. Dr. Widder was a General Partner with LVP Life Science Ventures, a venture capital company for biotechnology and medical device start-ups, from 2007 to 2016. He is also a member of the board of directors of Evoke Pharma Inc., a pharmaceutical company. Dr. Widder holds an M.D. from Northwestern University and trained in Pathology at Duke University.
JOSEPH D. WILKINS JR. was appointed to our Board in February 2021. Mr. Wilkins has served as Managing Director for JW Healthcare Insights, a healthcare consulting firm, since 2019. He is also a limited partner with Tech Council Ventures, a privately held venture capital fund, and an advisor with Touchdown Ventures, a privately held venture capital group. Previously, from 2018 to 2019, Mr. Wilkins served as a Partner for TRG Healthcare, a healthcare consulting firm. From 2016 to 2018, Mr. Wilkins served as Senior Vice President and Chief Transformation/Innovation Officer for Atlantic Health System, an integrated healthcare delivery system. Prior to that, Mr. Wilkins led commercial operations teams at Quest Diagnostics and before that held a variety of roles at Danaher-Beckman Coulter for approximately 28 years. Mr. Wilkins also currently serves on the board of directors of Mazzetti, a privately held engineering and design benefit corporation. Mr. Wilkins earned a B.S. and an M.B.A. degree from Argosy University and is a Board-certified Fellow of the American College of Healthcare Executives.
Board Leadership Structure and Risk Oversight
Our corporate governance principles provide our Board with the flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer (“CEO”). We believe this provides the Board with flexibility to determine the structure that is in the best interests of the Company across a range of situations. Historically, our Board has determined that the roles of Chairman and CEO should be separate as this structure enables our Chairman to maintain responsibility for coordinating Board activities, including the scheduling of meetings and executive sessions of the non-employee directors and managing the relevant agenda items in each case (in consultation with the CEO as appropriate), and our CEO to focus on leading and managing the Company. Kenneth F. Buechler, Ph.D. has served as our Chairman of the Board since 2015. If the Board determines that it is preferable to combine the position of Chairman and CEO, our Board intends to designate an independent director to serve as lead independent director. Our Board believes that its approach for overseeing risk, as described below, would be effective under a variety of leadership frameworks. Accordingly, our Board’s risk oversight function did not significantly impact its selection of the current leadership structure.
We take a comprehensive approach to risk management. We believe risk can arise in every decision and action taken by the Company, whether strategic or operational. We, therefore, seek to include risk management principles in all of our management processes and in the responsibilities of our employees at every level. Our comprehensive approach is reflected in the reporting processes by which our management provides timely and comprehensive information to the Board to support the Board’s role in oversight, approval and decision-making.
Our Board closely monitors the information it receives from management and provides oversight and guidance to our management team concerning the assessment and management of risk. The Board approves the Company’s high-level operating objectives, goals, strategies and policies to set the tone and direction for appropriate risk taking within the business. The Board and its committees then emphasize this tone and direction in their oversight of management’s implementation of the Company’s operating objectives, goals, strategies and policies.

Our senior executives provide the Board and its committees with regular updates about the Company’s strategies and objectives and the risks inherent within them at Board and committee meetings and in regular reports. Board and committee meetings also provide a venue for directors to discuss issues with management. The Board and its committees call special meetings when necessary to address specific issues or take specific actions. In addition, our directors have access to Company management at all levels to discuss any matters of interest, including those related to risk. Those members of management most knowledgeable about the issues often attend Board meetings to provide additional insight into items being discussed, including risk exposures.
Our Board has delegated oversight of matters involving certain specific areas of risk exposure to its three standing committees. Each committee generally reports to the Board at regularly scheduled Board meetings, and more frequently if appropriate, with respect to matters and risks for which such committee provides oversight. The specific responsibilities of each of our Board committees are more fully described below in the “—Audit Committee,” “—Compensation Committee” and “—Nominating and Corporate Governance Committee” sections.
Board of Directors Meetings, Committees of the Board and Related Matters
The Board currently has three standing committees – the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The Board held 24 meetings, excluding committee meetings, during the year ended December 31, 2021. All current directors and nominees attended at least 75% of all meetings of the Board and its committees, if any, on which the directors served during the year ended December 31, 2021. Information about our directors and our Board committees in 2021 follows.

Committee
Director Name	Audit	Compensation	Nominating and Corporate Governance
Douglas C. Bryant
Kenneth F. Buechler, Ph.D.		✓	✓
Edward L. Michael		Chair
Kathy P. Ordoñez		✓
Mary Lake Polan, M.D., Ph.D., M.P.H.		✓
Ann D. Rhoads	✓
Charles P. Slacik	Chair
Matthew W. Strobeck, Ph.D.	✓
Kenneth J. Widder, M.D.	✓		Chair
Joseph D. Wilkins Jr.(1)			✓

Number of Committee Meetings Held in 2021:	6	5	2
✓ = Committee Member Chair = Committee Chair
(1) Mr. Wilkins joined the Board on February 26, 2021.
Director Independence
Our Board has determined that each of our directors, with the exception of Mr. Bryant, is independent within the meaning of the Nasdaq Marketplace Rules as adopted by The Nasdaq Stock Market (“Nasdaq”), as well as with respect to enhanced independence standards contained in Nasdaq’s rules that relate specifically to audit committees and compensation committees. Mr. Bryant who serves as our President and Chief Executive Officer is not considered to be independent because of his employment with us.
Qualifications and Characteristics for Directors
Members of our Board should possess the highest personal and professional ethics, integrity, judgment and values, and be committed to representing the long-term interests of our stockholders. As described in our Corporate Governance Guidelines, our Board is particularly interested in maintaining a mix that includes the following attributes:
•History of superior performance or accomplishments in professional undertakings;
•Highest personal and professional ethics and values and sound principles of corporate governance in today’s business environment;

•Depth of understanding of the Company’s industry, including relevant technology, leadership and objectivity and a general understanding of marketing, finance and other disciplines relevant to the success of a publicly traded company;
•Diversity of background and personal experience;
•Fit of abilities and personality with those of current and potential directors in building a Board that is effective, collegial and responsive to the needs of our business; and
•Independence and an absence of conflicting time commitments.
We believe our Board members represent a desirable mix of backgrounds, skills and experiences, and they all share the personal attributes of effective directors, which are described above. With respect to director gender and diversity, among our directors, three directors identified themselves as female, nine directors identified themselves as white and one director identified himself as black. Below are some of the specific experiences and skills of our current directors:
Douglas C. Bryant. Mr. Bryant is our President and Chief Executive Officer. Mr. Bryant has a background of strong executive experience in the diagnostics industry in the United States and internationally. He brings nearly 40 years of industry experience in sales and marketing, product development, manufacturing and service and support in the diagnostics and life sciences markets. In addition, as our President and Chief Executive Officer, the Board believes it is appropriate for him to be a member of our Board.
Kenneth F. Buechler, Ph.D. Dr. Buechler has extensive experience in the field of diagnostics as a scientist and through his founding of Biosite Inc. He also has extensive executive leadership and governance experience through his service on the boards of other companies.
Edward L. Michael. Mr. Michael has substantial experience in the diagnostics industry and technology utilized by the Company through his executive leadership positions at Abbott Laboratories.
Kathy P. Ordoñez. Ms. Ordoñez has more than 30 years of experience in the life sciences and diagnostics industry through her leadership and commercial positions at companies such as Pacific Biosciences, Inc., Quest Diagnostics, Inc., RainDance Technologies, Inc., Celera Corporation, and Hoffmann-La Roche.
Mary Lake Polan, M.D., Ph.D., M.P.H. Dr. Polan is a prominent medical clinician, researcher and academician. Dr. Polan has extensive experience in the area of women’s health, which is an important area for us. As a medical doctor, Dr. Polan brings an important practicing physician perspective in evaluating and overseeing the Company’s performance and strategic direction.
Ann D. Rhoads. Ms. Rhoads has a strong financial background as a former Chief Financial Officer of Forty Seven, Inc., Zogenix, Inc. and Premier, Inc. Ms. Rhoads is an audit committee financial expert as a result of her prior experience as a Chief Financial Officer and as a board member and chair of the audit committee of other U.S. public companies. Ms. Rhoads also has extensive executive leadership and governance experience through her service on the boards of other companies.
Charles P. Slacik. Mr. Slacik has a strong financial background as an executive. Mr. Slacik is an audit committee financial expert as a result of his prior professional experience as a certified public accountant, experience as a Chief Financial Officer of a large medical device company and as a former board member and chair of the audit committee of another U.S. public company.
Matthew W. Strobeck, Ph.D. Dr. Strobeck has a strong scientific background and experience investing in and working with healthcare and life sciences companies. Dr. Strobeck currently serves on the boards of various diagnostic and medical device companies.
Kenneth J. Widder, M.D. Dr. Widder has more than 30 years of experience working with biomedical companies. Dr. Widder also has a strong background related to investments in emerging healthcare companies and serves on the boards of several other companies. As a medical doctor, trained in pathology, Dr. Widder provides valuable insight from the perspective of both an executive and that of a physician.
Joseph D. Wilkins Jr. Mr. Wilkins has more than 30 years of experience in the diagnostics and healthcare industry, including roles at healthcare consulting firms and an integrated healthcare delivery system, as an investor in venture capital and as a board member of Mazzetti, an engineering and design benefit corporation. Mr. Wilkins is also a founding board director at Black Directors Health Equity Agenda (BDHEA), a Six Sigma Certified practitioner, and holds corporate governance certifications from both UCI and USC.

Audit Committee
The Audit Committee is responsible for assisting the Board in overseeing our accounting and financial reporting processes and the audits of our Consolidated Financial Statements. In addition, the Audit Committee assists the Board in its oversight of our compliance with legal and regulatory requirements. Under the Audit Committee’s written charter, the specific duties of the Audit Committee include, among others: monitoring the integrity of our financial process and systems of internal controls regarding finance, accounting and legal compliance; selecting our independent registered public accounting firm; monitoring the independence and performance of our independent registered public accounting firm; and providing an avenue of communication among our independent registered public accounting firm, our management and our Board. The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to all of our employees and to our independent registered public accounting firm. The Audit Committee also has the ability to retain, at our expense and without further approval of the Board, legal, accounting or other consultants or experts that it deems necessary in the performance of its duties.
The Audit Committee has been established in accordance with applicable Nasdaq and SEC rules and regulations. Our Board has also determined that Ms. Rhoads and Mr. Slacik each qualify as an “audit committee financial expert” within the meaning of the SEC’s rules and regulations. Information about Ms. Rhoads’s and Mr. Slacik’s past business and educational experience is included above in the “—Biographical Information” section.
Report of the Audit Committee of the Board of Directors
The Audit Committee oversees our financial reporting process on behalf of the Board. Management has the responsibility for preparing the Consolidated Financial Statements and for the reporting process, including the Company’s systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 with management, including a discussion of the quality, not just the acceptability, of accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the Consolidated Financial Statements.
The Audit Committee has discussed and reviewed with our independent registered public accounting firm all matters required to be discussed under the Public Company Accounting Oversight Board (“PCAOB”) Accounting Standard No. 1301 (Communications with Audit Committees), as may be modified or supplemented. The Audit Committee has met with the independent registered public accounting firm to discuss the overall scope and plans for the independent registered public accounting firm’s audit, the results of its examinations, its evaluations of our internal controls and the overall quality of our accounting and financial reporting. The Audit Committee also discussed with the independent registered public accounting firm the firm’s judgments as to the substance and clarity, not just the acceptability, of our accounting principles and financial statement disclosures. The Audit Committee has also considered whether the independent registered public accounting firm’s provision of non-audit services to us is compatible with the independent registered public accounting firm’s independence.
The Audit Committee also reviewed management’s report on its assessment of the effectiveness of our internal control over financial reporting and Ernst & Young LLP’s report on the effectiveness of our internal control over financial reporting.
The Audit Committee has received from the independent registered public accounting firm a formal written statement describing all relationships between the independent registered public accounting firm and us that might bear on the independent registered public accounting firm’s independence consistent with PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), has discussed with the independent registered public accounting firm any relationships that may impact its objectivity and independence, and has satisfied itself as to the independent registered public accounting firm’s independence.
In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board (and the Board has approved) that the audited Consolidated Financial Statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Audit Committee
Charles P. Slacik (Chair)
Ann D. Rhoads
Matthew W. Strobeck, Ph.D.
Kenneth J. Widder, M.D.
This Audit Committee Report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any Company filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent the Company specifically incorporates this report.

Compensation Committee
The Compensation Committee is responsible for assisting the Board in discharging its responsibilities regarding the compensation of our employees and directors. Under the Compensation Committee’s written charter, the specific duties of the Compensation Committee include, among others: reviewing and approving (or recommending to the Board for approval) corporate goals and objectives relevant to executive compensation; evaluating our executive officers’ performance in light of such goals and objectives; determining (or recommending to the Board for determination) the compensation levels of our executive officers based on such evaluations; administering our incentive compensation plans, including our equity-based incentive plans; and making recommendations to our Board regarding our overall compensation structure, policies and programs and human capital management matters. The Compensation Committee also has the ability to retain, at our expense and without further approval of the Board, compensation consultants and advisors that it deems necessary in the performance of its duties.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is responsible for assisting the Board in identifying qualified candidates for election to the Board; recommending the composition of the Board and its committees; monitoring and assessing the effectiveness of the Board and its committees; and performing a leadership role in shaping and monitoring our corporate governance, environmental and sustainability policies and initiatives. Under the Nominating and Corporate Governance Committee’s written charter, the specific duties of the Nominating and Corporate Governance Committee include, among others: identifying, reviewing and recruiting candidates for election to the Board; reviewing the qualifications of director candidates recommended by our stockholders; monitoring the independence of current directors and nominees; recommending to the Board candidates for election or re-election to the Board at each annual meeting of stockholders; overseeing the periodic evaluation of the Board, its committees and each of our incumbent directors; reviewing Board succession planning; and overseeing our Corporate Governance Guidelines, Code of Business Conduct and Ethics and sustainability strategy, initiatives and policies (including oversight of environmental management, climate risk, human rights, diversity and inclusion, stakeholder engagement and business ethics programs).
Meetings of Non-management Directors
The non-management members of the Board regularly meet in executive sessions without any employee director or other members of management in attendance.
Director Nominations
The Nominating and Corporate Governance Committee regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise. The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating director candidates. Candidates may come to the attention of the Nominating and Corporate Governance Committee through current directors, professional search firms, stockholders or other persons.
Once the Nominating and Corporate Governance Committee has identified a prospective nominee, the Nominating and Corporate Governance Committee will evaluate the prospective nominee in the context of the then-current composition of the Board and will consider a variety of other factors, including the prospective nominee’s business, technology, medical, scientific, industry, finance and financial reporting experience and other attributes that would be expected to contribute to an effective Board. As described in our Corporate Governance Guidelines, in evaluating the suitability of individuals to serve as members of our Board, the Board and the Nominating and Corporate Governance Committee consider a number of factors, including: experience at a policy-making level; strategic thinking; depth of understanding of the Company’s industry, including relevant technology, leadership and objectivity; and a general understanding of marketing, finance and other disciplines relevant to the success of a publicly traded company and of sound principles of corporate governance in today’s business environment. The Nominating and Corporate Governance Committee seeks to identify nominees who possess a wide range of experience, skills, and areas of expertise, knowledge and business judgment. Nominees must have the attributes described above in the “—Qualifications and Characteristics for Directors” section.

Our Nominating and Corporate Governance Committee will consider stockholder recommendations for director candidates. A stockholder may propose a person for consideration by the committee by submitting the individual’s name and qualifications to our Corporate Secretary, Quidel Corporation, 9975 Summers Ridge Road, San Diego, California 92121. The Nominating and Corporate Governance Committee will consider each stockholder-recommended candidate in the same manner and under the same criteria used to evaluate all other candidates (as described above). The Board and the Nominating and Corporate Governance Committee evaluate each individual in the context of Board functions as a whole and in light of the then-current needs of the Board, with the objective of providing independent, diversified and effective representation of the interests of our stockholders.
Stockholders who wish to nominate candidates for election to the Board at any annual meeting must follow the procedures set forth in our bylaws, including providing timely written notice, in proper form, of the intent to make such a nomination.
Communications with the Board of Directors
Our stockholders may communicate with our Board, a committee of our Board or an individual director by sending a letter addressed to the Board, a committee or a director, c/o Corporate Secretary, Quidel Corporation, 9975 Summers Ridge Road, San Diego, California 92121. All communications will be compiled by our Corporate Secretary and forwarded to the Board, the committee or the director accordingly.
Director Attendance at Annual Meetings
Our Board has adopted a policy that encourages our directors to attend our annual meetings of stockholders. All of our directors attended the 2021 Annual Meeting of Stockholders.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all our officers, directors and employees. If we grant any amendment or waiver, including any implicit waiver, to our principal executive, financial or accounting officers (or persons performing similar functions), we will disclose the nature of such amendment or waiver on our website at www.quidel.com or in a report on Form 8-K in accordance with applicable rules and regulations.
Access to Corporate Governance Documentation and Other Information Available on Our Website
Our Code of Business Conduct and Ethics, the current charters for each of the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Corporate Governance Guidelines are accessible via our website at www.quidel.com through the “Investor Relations” link under the heading “Governance.”
Commitment to Environmental, Social and Governance Matters
We are committed to acting responsibly and sustainably and making a positive impact on the environment and on society. Our goal is to ensure all corporate actions are aligned with a long-term approach to best practices and emerging norms in the areas of environmental consciousness, social responsibility, ethics, diversity and inclusion, corporate governance, and supply chain ecosystem responsibility, while providing value to our stockholders consistent with our business objectives. Our Board oversees these activities, our Compensation Committee oversees human capital management and our Nominating and Corporate Governance Committee oversees environmental and social matters. Some of our key environmental and societal priorities include:
Environmental Sustainability:
•We are committed to protecting the natural environment and our community by complying with all applicable legal and regulatory requirements.
•We engage our employees to accomplish this by conserving energy, reducing consumption of natural resources, managing waste properly and encouraging reuse or recycling.
•We have implemented a number of initiatives designed to reduce energy consumption in our manufacturing and administrative facilities.

Care for People:
•Access to healthcare for all is a mission of Quidel, and we are committed to democratizing access to accurate, affordable, and where necessary, frequent diagnostic health testing across the United States and beyond.
•As part of this commitment, we have partnered with several major organizations to donate COVID-19 testing products to various communities across the nation to promote increased testing within communities to help prevent the spread of COVID-19.
•We are committed to ensuring proper working conditions exist for the safety of our employees, such as continuously improving our worker safety and health policies and systems, and providing appropriate training, reporting and controls.
•We believe in upholding the principles of human rights and worker safety and observing fair labor practices within our organization.
•We are committed to participating in and enhancing the communities we operate in, supporting diversity and maintaining an environment of equal employment opportunities for all job applicants and members of our team.
•We fulfill this commitment through a variety of measures, including internal and external posting of job openings, hiring, training and promoting employees without regard to race, color, religion, gender identity or expression, pregnancy, national origin, ancestry, citizenship, military or veteran status, disability, medical condition, marital or domestic partner status, sexual orientation, age, or any other considerations made unlawful by federal, state or local law.
•We prohibit discrimination based on a perception that anyone has any of these characteristics or is associated with a person who has or is perceived as having any of these characteristics.
•We look at company programs, policies, procedures and activities with diversity and inclusion in mind.
Product Quality and Safety:
•We are committed to the highest product quality and safety standards.
•We have adopted a comprehensive quality management system, ISO 13485, to help ensure the safety, efficacy and customer satisfaction levels of our devices. This quality standard is the highest in the industry and more comprehensive than the more well-known ISO 9001 standards.
Ethics & Corporate Responsibility:
•We are committed to ensuring ethical organizational governance, promoting business ethics and integrity, and embracing diversity and inclusion in the Board room and throughout the organization.
•We believe in continuing to strengthen, refine and enhance our ethics and compliance efforts with the goal of fostering an environment where all stakeholders, including employees, customers and suppliers, can express their concerns and have them heard and sincerely considered.
•We have strengthened our Code of Business Conduct and Ethics to enhance guidelines on lobbying, government relations and political contributions, as well as human trafficking and supplier relationships.
Supply Chain Responsibility:
•We have adopted a Conflict Minerals Compliance Program. Our due diligence processes and efforts have been designed to conform with the five-step framework recommended by the Second Edition of The Organisation for Economic Co-operation and Development (“OECD”) Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High-Risk Areas and the related Supplements for gold and for tin, tantalum and tungsten (the “OECD Guidance”). Our compliance program includes the following attributes: establishment of strong management systems; identifying and assessing risks in the supply chain; designing and implementing a strategy to respond to identified risks; and supporting supply chain compliance.
•We are committed to ensuring that the standards of our suppliers are well aligned with those of Quidel. We have a documented supplier management process, including guidelines on supplier selection and supplier controls and management.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Specific due dates for these reports have been established, and we are required to disclose in this Amendment any late filings during the year ended December 31, 2021. Based solely on our review of the reports filed during 2021 and written representations from our directors and executive officers that no other reports were required, all Section 16(a) filing requirements were satisfied with respect to 2021, except that one Form 4 for William J. Ferenczy, reporting two transactions, that was due on June 15, 2021 and one Form 4 for Michelle A. Hodges, reporting one transaction, that was due on May 27, 2021 were filed late on June 16, 2021.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Throughout this Amendment, the individuals who served as our CEO and Chief Financial Officer (“CFO”) during fiscal year 2021, as well as the other individuals listed in the Summary Compensation Table below, are referred to as the “Named Executive Officers” or “NEOs.” For 2021, our NEOs are as follows: Douglas C. Bryant, President and CEO; Randall J. Steward, CFO; Robert J. Bujarski, Chief Operating Officer; Michelle A. Hodges, SVP, General Counsel; and Werner Kroll, SVP, Research and Development.
Executive Summary
Quidel entered 2021 with considerable momentum and experienced another transformational year. We opened new channels, shipped a record number of critical products to detect COVID-19 infections, launched our Savanna MDx instrumented system in select ex-U.S. markets, and overcame obstacles and seized opportunities to broaden the range of patients, partners and providers we serve and establish a foundation for the future, while continuing to deliver existing products to customers around the world. Among the many outstanding performance achievements during 2021 were:
•Total revenue for 2021 increased to $1,698.6 million, a 2% increase from $1,661.7 million in 2020;
•Revenue for COVID-19 products in 2021 increased 42% to $1,267.0 million, from $891.0 million in 2020;
•Reported GAAP EPS of $16.43 per diluted share in 2021, compared to $18.60 per diluted share in 2020;
•Entered retail and at-home testing markets with QuickVue At-Home OTC COVID-19 test by creating partnerships with CVS, Walgreens, McKesson, and National Institutes of Health (“NIH”);
•Secured 12-month agreement with U.S. government expected to be worth over $500 million to supply QuickVue At-Home OTC COVID-19 tests;
•Resolved ongoing litigation with Beckman Coulter, Inc. (“Beckman”); substantially completed transition of the BNP business to Beckman in connection with which Quidel will receive cash payments of between $70.0 million and $75.0 million per year from 2022 through 2029;
•Opened new highly automated QuickVue manufacturing facility in Carlsbad, California; and
•Signed definitive agreement to acquire Ortho Clinical Diagnostics Holdings plc (“Ortho”), to be funded through a combination of cash and newly issued debt of the combined company.
We believe that the compensation to our NEOs, including certain special compensation awards granted during 2021 in recognition of outstanding performance during the year, aligned well with both our performance in 2021 and the objectives of our executive compensation policies.
Overview and Philosophy
Despite the continued COVID-19 demands and transformational changes to the Company in 2021, the core objectives of our compensation program continued to be to (1) support our mission, values and corporate strategies by adopting a “pay for performance” philosophy that provides incentives to our executive officers and employees for support of these core principles; (2) align the interests of management with those of our stockholders; and (3) attract, retain and motivate high quality executives. Towards these objectives, our compensation program is designed with the following principles:
•Provide an opportunity for the Company to communicate to our executive officers and employees our performance expectations and priorities directly through the selection of performance measures on which compensation is based, and calibrate payouts with achievement of those performance measures;
•Align pay such that management shares in value created from their efforts, and the Company’s compensation expense is correlated to its profitability and stockholder returns;
•Balance rewards appropriately between efforts and results;
•Offer a competitive total compensation opportunity; and
•Have a significant portion of total compensation paid to our executive officers in equity and dependent upon the achievement of performance goals of the Company.

Our compensation program focuses on both short and long-term results and is composed of three key elements: (1) base salaries, which reflect individual positions and responsibilities; (2) annual cash incentive opportunities, which are a function of the short-term performance of the Company; and (3) longer-term stock-based incentive opportunities under our equity incentive plans, generally in the form of stock options or restricted stock unit (“RSU”) grants, which link the interests of senior management with our other stockholders. Each of our compensation elements is designed to simultaneously fulfill one or more of our core objectives. During 2021, we augmented these key compensation elements with special compensation awards made to key employees in recognition of their outstanding leadership and performance at a transformational time for the Company. In 2022, we will continue to make special compensation awards, as appropriate, to recognize outstanding performance during a period of unprecedented transformation, challenges, opportunities and change.
When setting compensation for 2022 and in determining compensation policies, the Compensation Committee continued its engagement of Compensia, Inc. (“Compensia”) to advise on the Company’s executive compensation programs and took into account the results of the stockholder advisory vote on executive compensation that took place at the 2021 Annual Meeting of Stockholders. In that vote, which was advisory and not binding, our stockholders approved the compensation of our named executive officers as disclosed in the Proxy Statement for the 2021 Annual Meeting of Stockholders with over 97.5% of votes cast in favor of the compensation of our named executive officers. The Compensation Committee considered the advice of Compensia and continued to apply the same general compensation principles and philosophy, while making some adjustments to the Company’s compensation programs in connection with success, integration and retention matters in connection with the pending Ortho business combination. We currently hold annual advisory votes on executive compensation.
Administration
The Compensation Committee of the Board administers the Company’s executive compensation programs and approves (or recommends to the Board for approval) salaries of all executive officers, including those of the NEOs named in the Summary Compensation Table. The Compensation Committee is responsible for reporting to the Board and administering all other elements of executive compensation, including annual cash incentive and equity awards.
Compensation Plan Design and Key Elements Used to Achieve Compensation Objectives
The cash components of salary and annual incentive bonus are targeted to be moderate, yet competitive in relation to salaries and annual incentive bonuses paid to officers in similar positions in comparable companies.
Our 2021 long-term equity incentive programs for our CEO included incentive stock-based awards in the form of non-qualified stock options, time-based RSUs and performance-based RSUs and for other NEOs included incentive stock-based awards in the form of non-qualified stock options and/or time-based RSUs. The vesting for both the non-qualified stock options and the time-based RSUs for typical annual equity awards is over a four-year period, with 25% vesting each year on the anniversary of the grant date, with certain exceptions. Mr. Steward and Dr. Kroll received awards pursuant to the specific terms of their respective individual retirement programs, comprised entirely of time-based RSUs that vest over a three-year period, with one-third vesting each year on the anniversary of the grant date. The vesting for the performance-based RSUs for Mr. Bryant is over a five-year period and is tied to the achievement of net revenue growth targets over any three consecutive fiscal year period starting with the three-year period ending in 2023.
The Compensation Committee engaged Compensia to conduct a review of the competitiveness of the Company’s executive compensation programs in 2021 in connection with determining the Company’s 2022 executive compensation program, separate from the pending business combination with Ortho. Our executive compensation program design builds on the analysis and direction of Compensia, taking into account data from the annual Radford Global Life Sciences Survey (the “Radford Survey”) and incorporates review of comparative groups of publicly traded companies with similar revenue and employee population profiles. The Radford Survey provides data from participating companies with respect to their compensation practices in numerous areas and with respect to various positions, including senior management positions. Based on the assessment by Compensia and the Compensation Committee, the 2021 peer group was used for our 2022 compensation assessment and did not assume that the business combination with Ortho was completed. For both 2021 and 2022, the following peer group companies were used for compensation comparisons:

2021 and 2022 Peer Group:

Align Technology, Inc.	Integra LifeSciencies Holdings Corporation
CONMED Corporation	Masimo Corporation
Emergent BioSolutions, Inc.	Merit Medical Systems, Inc.
Envista Holdings Corporation	NuVasive, Inc.
EXACT Sciences Corporation	ResMed, Inc.
Haemonetics Corporation	Teleflex, Inc.
Hill-Rom Holdings, Inc. (through acquisition in 2021)	Cooper Companies, Inc.
Hologic, Inc.	Varian Medical Systems, Inc. (through acquisition in 2021)
ICU Medical, Inc.	Waters Corporation
IDEXX Laboratories, Inc.	West Pharmaceutical Services, Inc.
Insulet Corporation
Should the business combination with Ortho be completed, our Compensation Committee, with the assistance of Compensia, will modify this peer group, as needed, to take into account the much larger size of the combined entity and plans to adjust executive compensation if appropriate.
Our Compensation Committee utilizes management and independent compensation consultants (such as Compensia in each year since 2018) to gather market data and provide analyses of our peers’ compensation programs. The Compensation Committee does not have a philosophy of setting compensation based on specific formulaic benchmarking comparisons, but it does take into account the guidance of compensation consultants and reviews peer group data and the Radford Survey data in setting moderate, yet competitive compensation.
Since 2017, our Compensation Committee has continued to more evenly allocate the equity incentive awards between stock options and RSUs, with 50% of the number of shares awarded in the form of non-qualified stock options and 50% of the number of shares awarded in the form of RSUs, with the recent exception of certain NEOs subject to individual retirement programs as the Compensation Committee deemed appropriate. In addition, our Compensation Committee determined it would be in the interest of stockholders to eliminate performance-based RSUs for all executive officers other than the CEO in 2021 to better align with peer group practices.
Base Salary
Base salaries are reviewed annually and are targeted to be moderate, yet competitive in relation to salaries paid to officers in similar positions in comparable companies. With the exception of the CEO, whose performance is reviewed directly by the Board, performance of all other executive officers is reviewed through regular conversations on goals and achievement with the CEO in consultation with the Compensation Committee (and/or the Board).
In 2021, in connection with the setting of the base salaries of our executive officers, the Compensation Committee considered peer group analysis and also examined survey data for executives with similar responsibilities in comparable companies in the medical device/diagnostics and biotechnology industries, using analysis performed by Compensia and referring to a custom report prepared by Compensia from data contained in the 2021 Radford Survey based on companies with a similar number of employees compared to the Company. The base salaries of each of our executive officers were set taking into account comparable data for salaries relevant for their positions, and then modified to further take into account our executive officers’ experience and skills.
Annual Cash Incentive Awards
Our annual cash incentive program provides the potential for receipt of competitive levels of annual incentive cash compensation and is designed to reward senior management for their contributions to the Company’s annual corporate objectives. Under our annual cash incentive program, each participating officer is entitled to receive a cash bonus based on achievement of certain corporate goals in the particular fiscal year. Goals and payouts are calibrated to strike the appropriate balance between being reasonably achievable, and thereby motivating executives, while targeting improved performance. The balance is intended to result in the Company receiving an appropriate return on its annual incentive investment. The corporate performance goals are selected to require sustained performance and results from senior management. Each eligible executive’s potential annual award under the annual cash incentive program is expressed as a percentage of base salary as of the end of the fiscal year.

In February 2021, the Compensation Committee approved the 2021 Executive Incentive Compensation Plan (the “2021 Cash Incentive Plan”), subject to ongoing review throughout the year based on fluctuating demand and expectations in connection with the COVID-19 impact on the Company’s business. Consistent with the 2020 Cash Incentive Plan, the Compensation Committee determined it was appropriate to continue to use a limited set of key components. Similar to prior plans, the 2021 Cash Incentive Plan was designed to encourage improved performance in objectives and to improve long-term performance and results for the Company and its stockholders.
The target bonus for the 2021 Cash Incentive Plan was initially set at 100% of annual base salary for our CEO and 75% of annual base salary for other executive officers and provided for a maximum bonus of 140% of annual base salary for our CEO and 105% of annual base salary for our other executive officers.
The 2021 Cash Incentive Plan consisted of the following two components: (1) revenue performance; and (2) EBITDA targets. Each component of the 2021 Cash Incentive Plan includes targets at minimum, plan/target and maximum payout. The minimum targets serve as the threshold level of performance upon which the incentive pool would begin to fund for that component. Achievement of the components at plan/target will earn the target cash incentive opportunity. Payouts are calculated along a linear continuum from minimum to plan/target and from plan/target to maximum with the maximum target serving as the point at which the management team will earn the highest possible cash incentive opportunity. The minimum target must be met in order for a portion of the bonus to be paid relative to any one of the two components and each component is measured separately. The Compensation Committee may adjust the targets to take into account acquisitions and divestitures (so that management is not rewarded or penalized for factors outside management’s control) and retains the right to exercise discretion in modifying amounts awarded to take into account significant events that were not contemplated under the plan.
At the time the 2021 Cash Incentive Plan was initially reviewed and approved in early 2021, the Company’s operations and size had changed dramatically since the onset of the COVID-19 pandemic in March of 2020. Throughout 2020 and continuing throughout 2021, demand for COVID-19 testing in general, and for the Company’s COVID-19 products specifically, fluctuated significantly month-to-month and quarter-to-quarter in response to vaccine rollouts, decreasing infection and death rates, and subsequent surges resulting from variants such as Delta and Omicron. This made forecasting volume and pricing of the Company’s COVID-19 products difficult, which resulted in a corresponding challenge in forecasting the Company’s revenue, EBITDA and other financial metrics. At the time the 2021 Cash Incentive Plan was initially approved, the macro environment suggested an extreme demand for COVID-19 testing at higher prices. As vaccine rollouts continued and infection and death rates declined significantly moving into the summer of 2021, the demand for COVID-19 tests as well as the pricing for tests declined significantly, making it clear that the market assumptions for the 2021 Cash Incentive Plan were not likely to be realized and accordingly the metrics under the initially approved 2021 Cash Incentive Plan would not be achievable, but the Company was performing well and meeting significant milestone and performance targets that deserved to be rewarded and incented. In response, the Compensation Committee determined in early September 2021 that the revenue and EBITDA targets for the 2021 Cash Incentive Plan were not realistic. The Compensation Committee further determined that it needed to continue to provide incentives for its senior management team, especially considering the extremely challenging environment the Company was experiencing in ramping up its COVID-19 test production and the intense competition for qualified human resources in the economy in general. Accordingly, in September 2021, the Compensation Committee established a modified 2021 Cash Incentive Plan that included a 2021 EBITDA target of at least $500 million; certain Savanna launch targets by the end of the year; certain transition targets in connection with the Beckman transition agreement; and certain over-the-counter COVID-19 manufacturing milestones and Quidel home testing app development milestones. As part of this adjustment, however, the Compensation Committee further determined to reduce the target payout percentages for senior executives by 50%, while maintaining the full percentage payout for all other employees.

The following table represents the threshold, plan/target and maximum bonus for each of the NEOs as a percentage of such NEO’s annual base salary under the 2021 Cash Incentive Plan, as adjusted in September 2021.

Executive Officer	Threshold	Plan/Target	Maximum
Douglas C. Bryant	5.0%	50.0%	62.5%
President and CEO
Randall J. Steward	3.8%	37.5%	46.9%
Chief Financial Officer
Robert J. Bujarski	3.8%	37.5%	46.9%
Chief Operating Officer
Michelle A. Hodges	3.8%	37.5%	46.9%
SVP, General Counsel
Werner Kroll, Ph.D.	3.8%	37.5%	46.9%
SVP, Research and Development
For the 2021 Cash Incentive Plan, as modified, bonus payouts to our executive officers for 2021 were based on achievement at 125% of target and paid out at 50% under the revised plan: 50% based on the Company’s achievement of EBITDA goals (actual results of $995 million or 199% of $500 million target); 20% based on achievement of Savanna launch targets; 10% based on achievement of Beckman transition targets; 10% based on achievement of over-the-counter COVID-19 manufacturing targets; and 10% based on achievement of Quidel home testing app development targets.
Annual Cash Incentive Awards
On January 31, 2022, the Compensation Committee approved payouts to executive officers for achievement of all goals under the revised 2021 Cash Incentive Plan at 62.5% of base salary for the CEO and 46.9% of base salary for the other NEOs. These payout amounts were based on achievement of (i) EBITDA performance at the maximum level and (ii) full achievement of all other milestone targets. The bonuses earned by Mr. Bryant, Mr. Steward, Mr. Bujarski, Ms. Hodges and Dr. Kroll were $547,188, $234,164, $246,094, $210,938 and $257,813, respectively.
Deferred Bonus Program
Each of the above NEOs is eligible to elect to participate in the Company’s Employee Deferred Bonus Compensation Program (the “Employee Deferred Program”) with respect to any payments received under the 2021 Cash Incentive Plan, 2022 Cash Incentive Plan (as defined below) and future cash incentive plans. Under the Employee Deferred Program, participating officers could elect to receive 50% or 100% of the cash value of his or her annual cash incentive bonus (the “Covered Bonus”) (payable (if applicable) per the terms and conditions of the 2021 and 2022 Cash Incentive Plans) in the form of fully vested RSUs (the “Converted RSUs”), plus an additional premium on such percentage of the Covered Bonus in the form of additional RSUs, which are subject to a one-year vesting requirement (the “Premium RSUs”). The additional premium applicable to the Premium RSUs will be determined based on the length of time of the deferral period (between the grant date and the date the shares of common stock underlying the Converted RSUs are to be issued) selected by the participating officer as follows: (i) if one (1) year from the grant date, a premium of 10% on the amount deferred of the Covered Bonus; (ii) if two (2) years from the grant date, a premium of 20% on the amount deferred of the Covered Bonus; or (iii) if four (4) years from the grant date, a premium of 30% on the amount deferred of the Covered Bonus.

Elections for the Employee Deferred Program for 2021 and 2022, which are irrevocable, were made by the following NEOs:

Executive Officer	2021		2022
	Amount Deferred	Deferral Period	Amount Deferred	Deferral Period
Douglas C. Bryant	50%	4 years	100%	4 years
President and CEO
Randall J. Steward	50%	2 years	—	—
Chief Financial Officer
Robert J. Bujarski	50%	4 years	—	—
Chief Operating Officer
Michelle A. Hodges	50%	2 years	—	—
SVP, General Counsel
Werner Kroll, Ph.D.	—	—	—	—
SVP, Research and Development
The Converted RSUs will be fully vested on the grant date. The Premium RSUs will be fully vested on the first anniversary of the grant date. Subject to the terms and conditions in the grant award agreement, the shares of common stock underlying Converted RSUs will be issued as soon as administratively practicable after the earliest of: (1) the end of the deferral period selected by the participating officer; (2) the participating officer’s separation from the Company; and (3) a change in the ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company (a “Change in Control”). The shares of common stock underlying the Premium RSUs will have the same applicable issuance periods as outlined in the foregoing sentence for Converted RSUs with acceleration of the one-year vesting requirement in connection with a Change in Control; provided, however, that if a participating officer’s service is terminated for any reason (outside of a Change in Control) prior to the one-year vesting requirement, the Premium RSUs shall be forfeited and canceled as of the date of such termination of service.
Longer-Term Equity Incentive Awards
Longer-term equity-based incentive awards in the form of stock options and/or RSUs are intended to align the interests of management with those of the Company’s other stockholders and promote retention of our executives by using continued service, and in the case of certain awards, the achievement of specified performance levels, as a requirement to receive the value of the awards. The number of stock options and/or shares of RSUs granted is related to the individual’s level of responsibility and allows executives to share in the value they help create. Generally, the Compensation Committee does not consider an executive’s stock holdings or outstanding equity awards in determining the number of equity awards to be granted; however, the Compensation Committee does take into consideration the total number of outstanding shares of our common stock, the relative dilution to stockholders, as well as our gross equity burn rate, issued equity overhang and total equity overhang in determining the number of equity awards to be granted. The Compensation Committee believes that the Company’s executive officers should be fairly compensated each year relative to market pay levels of the Company’s peer group. The Compensation Committee views longer-term equity incentives as a primary compensation means for retaining executives.

Our 2021 long-term equity incentive program for our CEO included incentive stock-based awards in the form of non-qualified stock options, time-based RSUs and performance-based RSUs and for Mr. Bujarski and Ms. Hodges included incentive stock-based awards in the form of both non-qualified stock options and time-based RSUs. The vesting for the non-qualified stock options is over a four-year period, with 25% vesting each year on the anniversary of the grant date. The stock options have an exercise price equal to the closing price of our common stock on the grant date. Consistent with 2020, the Compensation Committee determined to weight the number of shares awarded for long-term incentive awards between stock options and RSUs, which the Compensation Committee believed was in alignment with peer group practices. In 2021, for Mr. Bujarski and Ms. Hodges, 50% of the equity incentive award shares were provided in the form of non-qualified stock options and 50% of the equity award shares were provided in the form of RSUs. For the CEO, the number of RSUs were divided equally between time-vested RSUs and performance-based RSUs. For Mr. Bujarski and Ms. Hodges, the vesting for the time-based RSUs is over a four-year period, with 25% vesting each year on the anniversary of the grant date. The vesting for the performance-based RSUs granted to the CEO is over a five-year period and is tied to the achievement of net revenue growth targets, as adjusted for the financial impact of merger, acquisition and divestiture activities. The amounts of the awards were determined based on the executive compensation analysis and review performed by Compensia, which takes into account data from the Radford Survey and peer group compensation practices, as discussed in the “—Compensation Plan Design and Key Elements Used to Achieve Compensation Objectives” section above. The awards for Mr. Steward and Dr. Kroll were comprised entirely of time-based RSUs that vest over a three-year period, with one-third vesting each year on the anniversary of the grant date, pursuant to the terms of each executive’s individual retirement program. See the “—Employment, Change in Control and Severance Arrangements” section.
In 2021, Mr. Bryant, Mr. Steward, Mr. Bujarski, Ms. Hodges and Dr. Kroll were awarded non-qualified stock options, time-based RSUs, and performance-based RSUs, as follows:

Executive Officer	Dollar Value of Aggregate Award	Number of Options/Time- Based Restricted Stock Units (RSUs)/Performance-Based Restricted Stock Units (PSUs)
Douglas C. Bryant	$3,299,917	4,462 RSUs (1)
President and CEO		4,462 PSUs (1)
		8,924 Options (1)
	$749,945	11,140 Options (2)
Randall J. Steward	$1,299,972	5,118 RSUs (1)
Chief Financial Officer
Robert J. Bujarski	$1,299,915	3,516 RSUs (1)
Chief Operating Officer		3,514 Options (1)
	$199,926	1,559 RSUs (3)
Michelle A. Hodges	$699,878	1,893 RSUs (1)
SVP, General Counsel		1,892 Options (1)
	$199,926	1,559 RSUs (3)
	$199,987	1,680 RSUs (4)
	$1,499,945	11,910 RSUs (5)
Werner Kroll, Ph.D.	$999,998	3,937 RSUs (1)
SVP, Research and Development	$500,000	3,510 RSUs (6)
(1)Award granted in February 2021 as part of the Company’s 2021 long-term equity incentive program. Grants to Mr. Steward and Dr. Kroll were comprised entirely of time-based RSUs pursuant to their respective individual retirement programs. See the “—Employment, Change in Control and Severance Arrangements” section.
(2)Award granted in July 2021 for Mr. Bryant’s efforts and contributions to the achievement of certain key milestones, which Mr. Bryant elected to receive 100% in the form of options.
(3)Award granted in October 2021 for each NEO’s efforts and contributions to the resolution of the Beckman litigation and implementation of the related transition agreements.
(4)Award granted in May 2021 for Ms. Hodges’s extraordinary efforts and contributions related to business development matters and for retention purposes.
(5)Award granted in November 2021 for Ms. Hodges’s extraordinary efforts and contributions related to business development matters and for retention purposes.

(6)Award granted in July 2021 for Dr. Kroll’s efforts and contributions to the achievement of certain key R&D milestones, which Dr. Kroll elected to receive 100% in the form of RSUs.
2022 Compensation Actions
In January 2022, the Compensation Committee approved the Company’s 2022 cash incentive plan for the initial six-month period of the Company’s fiscal year ending December 31, 2022 (the “2022 Cash Incentive Plan”). Payout under the 2022 Cash Incentive Plan is predicated upon achievement of (i) revenue targets and (ii) EBITDA targets, with each of the foregoing as determined by the Board and/or the Compensation Committee, for the initial six-month period of the Company’s 2022 fiscal year, based on the assumption that the second-half targets would be established after the anticipated closing of the Ortho business combination. The following table represents the threshold, plan/target and maximum bonus for each of the NEOs as a percentage of such NEO’s annual base salary under the 2022 Cash Incentive Plan.

Executive Officer	Threshold	Plan/Target	Maximum
Douglas C. Bryant	62.5%	125%	175%
President and CEO
Randall J. Steward	37.5%	75%	105%
Chief Financial Officer
Robert J. Bujarski	50.0%	100%	140%
Chief Operating Officer
Michelle A. Hodges	37.5%	75%	105%
SVP, General Counsel
Werner Kroll, Ph.D.	37.5%	75%	105%
SVP, Research and Development
For the 2022 Cash Incentive Plan, bonus payouts to our executive officers will be based 60% on achievement of revenue performance and 40% on EBITDA goals.
Also in January 2022, the Compensation Committee approved the Company’s 2022 long-term equity incentive program. Under the 2022 equity incentive program, each NEO receives equity incentive awards in the form of (i) time-based RSUs and/or (ii) non-qualified stock options as follows:

Executive Officer	Time-Based Restricted Stock Units (# shares)	Non-Qualified Stock Options (# shares)
Douglas C. Bryant President and CEO	27,043	27,043
Randall J. Steward Chief Financial Officer	14,512	—
Robert J. Bujarski Chief Operating Officer	12,878	12,876
Michelle A. Hodges SVP, General Counsel	6,439	6,438
Werner Kroll, Ph.D. SVP, Research and Development	10,642	—
The vesting periods for the non-qualified stock options and time-based RSUs, with the exception of awards to Mr. Steward and Dr. Kroll, are each over a four-year period, with 25% vesting each year on the anniversary of the grant date. The awards to Mr. Steward and Dr. Kroll in 2022 are comprised entirely of time-based RSUs that vest over a three-year period, with one-third vesting each year on the anniversary of the grant date, pursuant to the terms of such executive’s individual retirement program.

On January 31, 2022, in connection with the anticipated closing of the Ortho business combination, the Compensation Committee also approved the grant of (i) success bonus awards for each of Mr. Bryant, Mr. Steward, Mr. Bujarski and Ms. Hodges in the following amounts: Mr. Bryant: $875,500; Mr. Steward: $499,550; Mr. Bujarski: $525,000; and Ms. Hodges: $450,000; (ii) integration/retention cash bonus awards for each of Mr. Bryant, Mr. Steward, Mr. Bujarski, Ms. Hodges and Dr. Kroll in the following amounts: Mr. Bryant: $717,500; Mr. Steward: $349,685; Mr. Bujarski: $420,000; Ms. Hodges: $315,000; and Dr. Kroll: $385,000; and (iii) integration/retention equity awards for each of Mr. Bryant, Mr. Bujarski, Ms. Hodges and Dr. Kroll in the following amounts: Mr. Bryant: $2,500,000; Mr. Bujarski: $1,400,000; Ms. Hodges: $750,000; and Dr. Kroll: $750,000. The success bonus awards will be grossed up for taxes and become payable upon the closing of the Ortho business combination. The first 25% of the integration/retention cash bonus awards will become payable upon the closing of the Ortho business combination, and the remaining 75% upon the first anniversary thereof. The integration/retention equity awards were granted in the form of RSUs and will vest with respect to 50% of the award on the second anniversary of the grant date and the remaining 50% in equal annual installments (25% per year) thereafter; provided, however, that (x) the vesting of the RSUs is contingent upon the consummation of the Ortho business combination having occurred prior to the applicable vesting date, and (y) the RSUs will be automatically forfeited in the event the agreement governing the Ortho business combination transaction is terminated in accordance with its terms.
Equity Ownership Guidelines
To further align the interests of our directors and executives with those of our other stockholders, the Board has adopted stock ownership guidelines and increased ownership requirements for our CEO and directors in 2020. Under these guidelines, each non-employee director, the CEO, each Senior Vice President and each Vice President is required to retain and hold 50% of the shares acquired under any equity incentive award granted on or after March 19, 2004 (after subtracting shares sold to pay for option exercise costs and relevant federal and state taxes, which are assumed to be at the highest marginal tax rates). The foregoing stock retention rule applies unless such director or officer beneficially owns shares with a value at or in excess of the following stock ownership guidelines:
•CEO — 6 times then-current annual base salary,
•Section 16 Officers — 2 times then-current annual base salary,
•Non-Section 16 Officer Senior Vice Presidents and Vice Presidents — 1 times then-current annual base salary, and
•Non-employee Directors — 5 times then-current annual cash retainer.
The value of an individual’s shares for purposes of the stock ownership guidelines is deemed to be the greater of the then-current fair market value of the stock, or the individual’s cost basis in the stock. Shares counted in calculating the stock ownership guidelines include shares beneficially owned outright, whether from open market purchases, purchases through the Company’s Employee Stock Purchase Plan (“ESPP”), shares retained after option exercises, and shares received pursuant to RSU awards once the awards covering such shares have vested. In addition, in the case of vested, unexercised, in-the-money stock options, the in-the-money value of the stock options will be included in the stock ownership guidelines calculation. Also, the vested RSUs held pursuant to the Company’s Deferred Compensation Programs are included in the stock ownership guidelines calculation. Individuals have five years from their election, hire or promotion to satisfy the stock ownership guidelines. All officers and directors meet these stock ownership guidelines or are in compliance with the guidelines by retaining equity awards until compliance is reached.
Restrictions on Trading Securities (Including Hedging and Pledging)
We have an Insider Trading Policy that prohibits employees and directors from engaging in speculative transactions involving our securities. Accordingly, hedging transactions involving our securities are prohibited, including, but not limited to, purchase of stock on margin, short sales, buying or selling puts or calls, and any other similar transactions or arrangements that have an economic consequence of establishing downside price protection. Our Insider Trading Policy also prohibits officers and directors from pledging Quidel stock, subject to special Board approval. No special approvals have been provided to allow any current officer or director to pledge Quidel stock.

Pay Recoupment (Clawback) Policy
Our Compensation Committee approved a clawback policy in February 2021 that covers annual and longer-term incentive compensation awarded or paid to our Section 16 officers. Under this policy, if we are required to restate our financial statements due to fraud, misconduct or SEC or financial non-compliance and the amount of our long-term incentive compensation awarded or paid would have been lower had the achievement of the applicable financial performance been calculated based on the restated financial results, our Compensation Committee may, in its discretion, recover the amount of excess compensation awarded or paid during the three-year period preceding the date of such restatement. We believe this clawback policy enhances the accountability of our executive officers and significantly mitigates the risks associated with our executive compensation program.
Employment and Severance Agreements
We have entered into change in control agreements with each of our executive officers in order to foster their objectivity in making decisions with respect to any pending or threatened change in control transaction and to alleviate certain risks and uncertainties with regard to our executive officers’ financial and professional security that may be created by a pending or threatened change in control transaction. The details of the change in control agreements and any employment, retirement or severance arrangements entered into with our executive officers are provided in the “—Employment, Change in Control and Severance Arrangements” section.
Tax Deductibility of Compensation
In general, Section 162(m) of the U.S. Internal Revenue Code (the “Code”) precludes publicly held corporations from deducting for U.S. federal income tax purposes in excess of $1,000,000 per year in compensation per person paid to certain executives designated as “covered employees” under Section 162(m) of the Code (generally, the Company’s CEO, CFO and its three highest paid executive officers other than its CFO). The exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered employees in excess of $1,000,000 will not be deductible unless it qualifies for limited transition relief applicable to certain arrangements in place as of November 2, 2017. The $1,000,000 compensation limit was also expanded to apply to executives who were covered employees in years other than the then-current taxable year.
No assurance can be given that any compensation intended to satisfy the requirements for exemption from Section 162(m) as qualifying grandfathered arrangements in fact will or that compensation paid to our executive officers who are covered by Section 162(m) intended to be deductible will be deductible in the future.
While we will continue to consider the tax effect (including with respect to the expected lack of deductibility under amended Section 162(m)) of compensation decisions, the principal consideration behind our selection of components of executive compensation continues to be whether the component can facilitate achievement of our executive compensation program objectives. In this regard, for 2021, we have not made any changes to the basic structure of our executive compensation program.
Stock Option and RSU Grant Practices
As described above, the Company uses stock options as part of its overall compensation program. Stock options provide individuals with the right to purchase a specified number of shares of the Company’s stock at a specific price. The Company sets the exercise price of the stock options that it awards at or above the closing price of the Company’s stock on the grant date. Accordingly, the option grant will have value to the individual only if he or she continues his/her service to the Company during the vesting period and then generally only if and to the extent that the market price of the underlying shares of common stock appreciates over the option term.
Awards of equity-based compensation to our executive officers, such as options and RSUs, are determined and approved by the Board or the Compensation Committee. Equity grants are typically made at the time of hire for executives and then annually as part of the overall executive compensation review. The specific terms of the awards are determined based on the position of the individual in the organization and as part of the applicable annual equity incentive program and takes into account relevant Compensia and Radford Survey data and peer group compensation practices, as discussed above under the “—Compensation Plan Design and Key Elements Used to Achieve Compensation Objectives” section.

For executives, new hire grants are approved by the Board or the Compensation Committee when the executive’s hire is approved, with the actual option grant issued on the first date of employment and the exercise price of such option set at the closing price of the Company’s common stock on that date. Annual performance grants made as part of the overall executive compensation program are generally made as of the date of Board or Compensation Committee approval. This typically occurs prior to the end of the first quarter in each calendar year, with grants effective on the date of Board or Compensation Committee approval and at a price at or above the closing price on the grant date.
In addition, the Compensation Committee and the Board believe it is appropriate to consider special compensation awards in connection with the COVID-19 pandemic and other special circumstances and may continue to make special compensation awards, including equity-based awards, similar to 2020 and 2021, in order to incent and reward performance.
Perquisites and Other Benefits
The Compensation Committee believes that the NEOs should participate in the same benefit programs as the Company’s other employees and that special executive perquisites should be minimal. Consistent with this philosophy, the NEOs participate in the Company’s employee benefit plans on the same terms as other employees. These plans include medical and dental insurance, disability coverage, life insurance, the ESPP and the 401(k) plan.
Compensation of the Chief Executive Officer
Our CEO generally participates in the same executive compensation program provided to our other executive officers and senior management as described above, except that for 2021, our CEO received a portion of his RSUs in the form of performance-based RSUs whereas other executives only received time-based RSUs. The Compensation Committee’s approach to setting compensation for the CEO is to be competitive with comparable companies and to have a significant portion of total compensation depend upon the achievement of performance goals for the Company.
In February 2021, the Compensation Committee approved an increase in the annual base salary for Mr. Bryant from $850,000 to $875,500. As described above, under the revised 2021 Cash Incentive Plan, the Compensation Committee approved payout at 125% of target with payout reduced by 50% per the modified plan terms, effective January 31, 2022, for combined achievement of adjusted EBITDA and other performance goals. Accordingly, Mr. Bryant earned a payout of $547,188. As discussed above under the “—Longer-Term Equity Incentive Awards” section, in 2021, Mr. Bryant was also awarded 4,462 shares of time-based RSUs, 4,462 shares of performance-based RSUs, and 8,924 shares of non-qualified stock options under the 2021 long-term equity incentive program, as well as 11,140 shares of non-qualified stock options for his efforts and contributions to the achievement of certain key milestones.
Compensation of the Other Named Executive Officers
In February 2021, the Compensation Committee approved an increase in the base salaries of Mr. Steward, Mr. Bujarski, Ms. Hodges and Dr. Kroll. Ms. Hodges’s base salary was subsequently adjusted and the base salaries were approved as follows:

Executive Officer	Prior Base Salary	2021 Base Salary
Randall J. Steward	$485,000	$499,550
Chief Financial Officer
Robert J. Bujarski	$515,000	$525,000
Chief Operating Officer
Michelle A. Hodges	$401,700	$450,000
SVP, General Counsel
Werner Kroll, Ph.D.	$407,679	$550,000
SVP, Research and Development
As described above, the Compensation Committee approved payout at the maximum level, effective January 31, 2022, under the revised 2021 Cash Incentive Plan for combined achievement of EBITDA and other performance goals for these officers, and, accordingly, Mr. Steward, Mr. Bujarski, Ms. Hodges and Dr. Kroll earned a payout of $234,164, $246,094, $210,938 and $257,813, respectively.
As discussed above under the “—Longer-Term Equity Incentive Awards” section, in 2021, Mr. Bujarski and Ms. Hodges were awarded shares of time-based RSUs and non-qualified stock options and Mr. Steward and Dr. Kroll were awarded shares of time-based RSUs.

Compensation Committee Report
The Compensation Committee of the Board has reviewed the “Compensation Discussion and Analysis” in Amendment No. 1 to Form 10-K for the year ended December 31, 2021, and discussed that analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to our Board that the “Compensation Discussion and Analysis” section be included in Amendment No. 1 to Form 10-K for the year ended December 31, 2021. This report is provided by the following independent directors, who comprise the Compensation Committee:
Compensation Committee
Edward L. Michael (Chair)
Kenneth F. Buechler, Ph.D.
Kathy P. Ordoñez
Mary Lake Polan, M.D., Ph.D., M.P.H.
This Compensation Committee Report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any Company filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates this report.
Summary Compensation Table
The following table sets forth information relating to fiscal years 2021, 2020 and 2019 compensation of our CEO, CFO and three other most highly compensated persons serving as executive officers as of December 31, 2021.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non- Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Douglas C. Bryant	2021	856,702	2,348,764	1,783,166	547,188	10,396	5,546,216
President and CEO	2020	777,738	3,342,366	1,857,289	1,190,000	10,316	7,177,709
	2019	633,993	2,213,453	885,082	426,518	9,720	4,168,766
Randall J. Steward	2021	488,824	1,323,331	—	234,164	10,096	2,056,415
Chief Financial Officer	2020	494,495	1,499,904	—	509,250	9,874	2,513,523
	2019	403,395	771,198	228,410	167,320	9,799	1,580,122
Robert J. Bujarski	2021	514,135	1,129,890	406,851	246,094	10,396	2,307,366
Chief Operating Officer	2020	512,402	793,295	387,533	540,750	10,166	2,244,146
	2019	394,130	652,783	171,295	163,127	9,984	1,391,319
Michelle A. Hodges	2021	399,577	2,401,765	219,056	210,938	10,096	3,241,432
SVP, General Counsel
Werner Kroll, Ph.D.	2021	490,014	1,499,998	—	257,813	10,396	2,258,221
SVP, Research and Development	2020	421,856	1,649,909	—	428,063	10,166	2,509,994
	2019	393,329	480,371	185,574	162,795	9,984	1,232,053
(1)The amounts shown reflect the base salary compensation earned for the executive officers during 2021.
(2)This column represents the grant date fair value of time-based and performance-based RSUs granted during fiscal years 2021, 2020 and 2019, as well as (i) for 2019, the Premium RSUs associated with the 2019 Employee Deferred Program; (ii) for 2020, the Premium RSUs associated with the 2020 Employee Deferred Program; and (iii) for 2021, the Premium RSUs associated with the 2021 Employee Deferred Program, as described in Note (2) of the “Nonqualified Deferred Compensation” table. RSUs are valued based on the closing share price on the grant date. For additional information with respect to the 2021 grants, refer to Note 6 of our Consolidated Financial Statements in the Original 10-K. See the “Grants of Plan-Based Awards in Fiscal Year 2021” table for information on RSUs granted in 2021.
(3)This column represents the grant date fair value of stock options granted during fiscal years 2021, 2020 and 2019. The grant date fair value of stock options is determined using the Black-Scholes option pricing model. For additional information on the valuation assumptions with respect to the 2021 grants, refer to Note 6 of our Consolidated Financial Statements in the Original 10-K. See the “Grants of Plan-Based Awards in Fiscal Year 2021” table for information on stock options granted in 2021.

(4)This column represents the approved awards to each executive officer under the 2021 Cash Incentive Plan, the 2020 Cash Incentive Plan and the 2019 Cash Incentive Plan. Each executive officer could also elect to participate in the 2021 Employee Deferred Program, the 2020 Employee Deferred Program and the 2019 Employee Deferred Program with respect to any payments received under the 2021 Cash Incentive Plan, the 2020 Cash Incentive Plan and the 2019 Cash Incentive Plan, respectively. The cash bonus under the 2021 Cash Incentive Plan was paid in early 2022. The cash bonus under the 2020 Cash Incentive Plan was paid in early 2021. The cash bonus under the 2019 Cash Incentive Plan was paid in early 2020. The amounts shown are inclusive of the cash component and deferred Covered Bonus component of the electing officer’s award, but do not include the Premium RSUs component which is included as a component of the amounts in the “Stock Awards” column.
(5)During the year ended December 31, 2021, (a) we made contributions under our 401(k) plan to Mr. Bryant, Mr. Steward, Mr. Bujarski, Ms. Hodges and Dr. Kroll and (b) we funded a group term life insurance plan providing life insurance in an amount equal to two times the executive officer’s annual salary, a benefit that is provided to all employees. Amounts related to contributions under our 401(k) plan, life insurance and other compensation for Mr. Bryant, Mr. Steward, Mr. Bujarski, Ms. Hodges and Dr. Kroll were as follows:
Components of All Other Compensation

	401(k) Contributions ($)	Other ($)
Douglas C. Bryant	8,700	1,696
Randall J. Steward	8,700	1,396
Robert J. Bujarski	8,700	1,696
Michelle A. Hodges	8,700	1,396
Werner Kroll, Ph.D.	8,700	1,696

Grants of Plan-Based Awards in Fiscal Year 2021
The following table sets forth all plan-based awards granted to our NEOs during fiscal year 2021.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock (#)(3)	All Other Option Awards: Number of Securities Underlying Options: (#)(4)	Exercise or Base Price of Option Awards ($/sh)(5)	Grant Date Fair Value of Stock and Option Awards ($)(6)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Douglas C. Bryant	2/1/2021	—	—	—	—	4,462	—	4,462	8,924	254.00	3,299,917
	2/1/2021(1)	43,775	437,750	547,188	—	—	—	—	—	—	—
	7/28/2021	—	—	—	—	—	—	—	11,140	142.45	749,945
	12/31/2021	—	—	—	—	—	—	3,440	—	—	355,558
Randall J. Steward	2/1/2021	—	—	—	—	—	—	5,118	—	—	1,299,972
	2/1/2021(1)	18,733	187,331	234,164	—	—	—	—	—	—	—
	12/31/2021	—	—	—	—	—	—	1,358	—	—	140,363
Robert J. Bujarski	2/1/2021	—	—	—	—	—	—	3,516	3,514	254.00	1,299,915
	2/1/2021(1)	19,688	196,875	246,094	—	—	—	—	—	—	—
	10/15/2021	—	—	—	—	—	—	1,559	—	—	199,926
	12/31/2021	—	—	—	—	—	—	1,547	—	—	159,898
Michelle A. Hodges	2/1/2021	—	—	—	—	—	—	1,893	1,892	254.00	699,878
	2/1/2021(1)	16,875	168,750	210,938	—	—	—	—	—	—	—
	5/25/2021	—	—	—	—	—	—	1,680	—	—	199,987
	10/15/2021	—	—	—	—	—	—	1,559	—	—	199,926
	11/8/2021	—	—	—	—	—	—	11,910	—	—	1,499,945
	12/31/2021	—	—	—	—	—	—	1,224	—	—	126,513
Werner Kroll, Ph.D.	2/1/2021	—	—	—	—	—	—	3,937	—	—	999,998
	2/1/2021(1)	20,625	206,250	257,813	—	—	—	—	—	—	—
	7/28/2021	—	—	—	—	—	—	3,510	—	—	500,000
(1)These rows show the potential value of the payout under the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” columns for each NEO under the 2021 Cash Incentive Plan, as revised, if the threshold, target, and maximum goals are satisfied for all performance measures. The business measurements, performance goals and salary and bonus multiples for determining the payout are described in the “—Compensation Discussion and Analysis” section. The performance measurements were achieved in fiscal year 2021 in the aggregate at the maximum level, as revised, for Mr. Bryant and the other NEOs and payouts were made as described in the “—Compensation Discussion and Analysis—Annual Cash Incentive Awards” section and in Note (4) to the Summary Compensation Table.
(2)These columns show the potential number of awards to be paid out to Mr. Bryant related to the performance-based RSUs if the target is achieved. The performance-based RSUs for Mr. Bryant were granted on February 1, 2021 and vest over a five-year period, the vesting of which is tied to the achievement of net revenue growth targets over any three consecutive fiscal year period starting with the three-year period ending in 2023.
(3)This column shows the number of time-based RSUs granted in 2021 to the NEOs. Time-based RSUs for Mr. Bryant, Mr. Bujarski and Ms. Hodges vest over a four-year period, with 25% vesting each year on the anniversary of the grant date. Time-based RSUs for Mr. Steward and Dr. Kroll vest over a three-year period, with one-third vesting each year on the anniversary of the grant date. This column also includes the number of RSUs granted in 2021 under the 2021 Employee Deferred Program. For the RSUs under the 2021 Employee Deferred Program, the number is equal to (i) the amount of the NEO’s bonus deferred under the program, divided by the market closing price of our common stock on January 31, 2022, multiplied by (ii) either 1.2 or 1.3, as a premium. For Mr. Bryant, Mr. Steward, Mr. Bujarski and Ms. Hodges $273,490, $117,004, $122,998 and $105,428 (included in the “Grant Date Fair Value” column), respectively, represent compensation deferred and are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(4)This column shows the number of stock options granted in 2021 to the NEOs. These options vest and become exercisable over a four-year period, with 25% vesting each year on the anniversary of the grant date, except for the stock option granted to Mr. Bryant on July 28, 2021, which vests and becomes exercisable over a three-year period, with one-third vesting and becoming exercisable each year on the anniversary of the grant date.

(5)This column shows the exercise price for the stock options granted, which was the closing price of our common stock on the grant date.
(6)This column shows the full grant date fair value under ASC Topic 718 of time-based RSUs, performance-based RSUs and stock options granted to the NEOs in 2021. For the time-based RSUs and performance-based RSUs, fair value is calculated using the closing price of our common stock on the grant date. The grant date fair value is the amount that we would expense in our Consolidated Financial Statements over the award’s vesting schedule, unless the NEO leaves the Company. For stock options, fair value is calculated using the Black-Scholes value on the grant date and is the amount that we would expense in our Consolidated Financial Statements over the award’s vesting schedule, unless the NEO leaves the Company. For additional information on the valuation assumptions, refer to Note 6 of our Consolidated Financial Statements in the Original 10-K.
Outstanding Equity Awards at 2021 Fiscal Year-End
The following table provides information on the holdings of stock options, time-based RSUs and performance-based RSUs by the NEOs as of December 31, 2021. This table includes unexercised and unvested stock options and unvested time-based RSUs and performance-based RSUs. Each equity grant is shown separately for each NEO. The vesting schedule for each grant is shown following this table, based on the grant date. The market value of the stock awards is based on the closing market price of our common stock as of December 31, 2021, which was $134.99. For additional information about the stock options and RSUs, see the “—Executive Compensation—Longer-Term Equity Incentive Awards” section.

	Option Grant Date	Option Awards(1)				Stock Awards
Name		Number of Securities Underlying Unexercised Options — Exercisable (#)	Number of Securities Underlying Unexercised Options — Unexercisable (#)	Option Exercise Price($)	Option Expiration Date	Stock Award Grant Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not vested ($)
Douglas C. Bryant	2/10/2016	23,461	—	15.40	2/10/2026
	2/15/2017	20,249	—	21.08	2/15/2027
	1/16/2018	20,728	6,909	46.41	1/16/2028	1/16/2018	(2)	13,819	1,865,427	—	—
	2/4/2019	18,720	18,720	59.12	2/4/2029	2/4/2019	(2)	18,720	2,527,013	—	—
	2/3/2020	7,590	22,768	77.16	2/3/2030	2/3/2020	(2)	11,385	1,536,861	—	—
						2/3/2020	(3)	—	—	15,180	2,049,148
	8/24/2020	3,531	7,062	228.21	8/24/2030	8/24/2020	(4)	2,921	394,306	—	—
	2/1/2021	—	8,924	254.00	2/1/2031	2/1/2021	(2)	4,462	602,325	—	—
						2/1/2021	(3)	—	—	4,462	602,325
	7/28/2021	—	11,140	142.45	7/28/2031
						12/31/2021	(5)	794	107,182	—	—
Randall J. Steward	2/15/2017	3,796	—	21.08	2/15/2027
	1/16/2018	7,197	2,399	46.41	1/16/2028	1/16/2018	(2)	4,798	647,682	—	—
	2/4/2019	4,832	4,830	59.12	2/4/2029	2/4/2019	(2)	4,831	652,137	—	—
						11/18/2019	(6)	1,033	139,445	—	—
						2/3/2020	(7)	11,232	1,516,208	—	—
						8/24/2020	(4)	584	78,834	—	—
						2/1/2021	(7)	5,118	690,879	—	—
						12/31/2021	(5)	226	30,508	—	—
Robert J. Bujarski	2/5/2015	8,798	—	23.41	2/5/2025
	2/10/2016	17,596	—	15.40	2/10/2026
	2/15/2017	14,343	—	21.08	2/15/2027
	1/16/2018	6,909	2,303	46.41	1/16/2028	1/16/2018	(2)	4,606	621,764	—	—
	2/4/2019	3,624	3,622	59.12	2/4/2029	2/4/2019	(2)	3,623	489,069	—	—
						11/18/2019	(6)	1,033	139,445	—	—
	2/3/2020	1,661	4,980	77.16	2/3/2030	2/3/2020	(2)	4,980	672,250	—	—
	9/14/2020	—	2,935	159.39	9/14/2030	9/14/2020	(8)	941	127,026	—	—
						12/31/2020	(5)	405	54,671	—	—
	2/1/2021	—	3,514	254.00	2/1/2031	2/1/2021	(2)	3,516	474,625	—	—

	Option Grant Date	Option Awards(1)				Stock Awards
Name		Number of Securities Underlying Unexercised Options — Exercisable (#)	Number of Securities Underlying Unexercised Options — Unexercisable (#)	Option Exercise Price($)	Option Expiration Date	Stock Award Grant Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not vested ($)
						10/15/2021	(9)	1,559	210,449	—	—
						12/31/2021	(5)	357	48,191	—	—
Michelle A. Hodges	12/1/2020	—	2,105	188.95	12/1/2030	12/1/2020	(10)	714	96,383	—	—
	2/1/2021	—	1,892	254.00	2/1/2031	2/1/2021	(2)	1,893	255,536	—	—
						5/25/2021	(11)	1,680	226,783	—	—
						10/15/2021	(9)	1,559	210,449	—	—
						11/8/2021	(12)	11,910	1,607,731	—	—
						12/31/2021	(5)	204	27,538	—	—
Werner Kroll, Ph.D.						5/27/2014	(13)	4,376	590,716	—	—
	1/16/2018	—	2,303	46.41	1/16/2028	1/16/2018	(2)	4,606	621,764	—	—
	2/4/2019	—	3,924	59.12	2/4/2029	2/4/2019	(2)	3,925	529,836	—	—
						2/4/2020	(14)	8,536	1,152,275	—	—
						7/1/2020	(15)	1,962	264,850	—	—
						2/1/2021	(14)	3,937	531,456	—	—
						7/28/2021	(16)	3,510	473,815	—	—
(1)Stock options are service-based and vest over three to four years. For stock options that were not exercisable at December 31, 2021 and were granted on August 24, 2020 or July 28, 2021 presented in the table above, one-third of the options vest each year on the anniversary of the grant date over a three-year vesting period. For the remaining stock options that were not exercisable at December 31, 2021 and were granted in 2020 or 2021 presented in the table above, 25% of the options vest each year on the anniversary of the grant date over a four-year vesting period. For the stock options that were not exercisable at December 31, 2021 and were granted in 2018 or 2019 presented in the table above, the first 50% of the options vest on the second anniversary of the grant date and the remaining 50% of the options vest in equal annual installments (25% per year) thereafter through the remaining four-year vesting period.
(2)Represents RSUs granted to the NEOs. For the 2018 grants, the RSUs vest on the fourth anniversary of the grant date. For the 2019 grants, the first 50% of the RSUs vest on the second anniversary of the grant date and the remaining 50% of the RSUs vest in equal annual installments (25% per year) thereafter through the remaining four-year vesting period. For the 2020 and 2021 grants, 25% of the RSUs vest each year on the anniversary of the grant date over a four-year vesting period.
(3)Represents performance-based RSUs granted to the CEO. Performance-based RSUs granted in February 2020 and February 2021 vest over a five-year vesting period, subject to the achievement of performance metrics tied to net revenue growth.
(4)Represents RSUs granted to Mr. Bryant and Mr. Steward for their efforts and contributions to the Company’s COVID-19 testing needs. One-third of the award vests each year on the anniversary of the grant date over a three-year vesting period.
(5)Represents the Premium RSUs component related to the 2020 and 2021 Employee Deferred Programs as detailed in the “Nonqualified Deferred Compensation” table, which will vest in February 2022 and January 2023, respectively.
(6)Represents RSUs granted to Mr. Steward and Mr. Bujarski for their efforts and contributions to the Company’s integration of acquired companies. One-third of the award vests each year on the anniversary of the grant date over a three-year vesting period.
(7)Represents RSUs granted to Mr. Steward as part of his individual retirement program. One-third of the award vests each year on the anniversary of the grant date over a three-year vesting period.
(8)Represents RSUs granted to Mr. Bujarski upon his appointment as the Company’s Chief Operating Officer. 25% of the award vests each year on the anniversary of the grant date over a four-year vesting period.
(9)Represents RSUs granted to Mr. Bujarski and Ms. Hodges for their efforts and contributions to the resolution of the Beckman litigation and implementation of the related transition agreements. 25% of the award vests each year on the anniversary of the grant date over a four-year vesting period.
(10)Represents RSUs granted to Ms. Hodges upon her appointment as the Company’s Senior Vice President, General Counsel. 25% of the award vests each year on the anniversary of the grant date over a four-year vesting period.
(11)Represents RSUs granted to Ms. Hodges for her extraordinary efforts and contributions related to business development matters and for retention purposes. 25% of the award vests each year on the anniversary of the grant date over a four-year vesting period.
(12)Represents RSUs granted to Ms. Hodges for her extraordinary efforts and contributions related to business development matters and for retention purposes. One-third of the award vests each year on the anniversary of the grant date over a three-year vesting period.
(13)Represents RSUs granted to Dr. Kroll upon his appointment as the Company’s Senior Vice President, Research and Development. 25% of the award vests each year on the anniversary of the grant date over a four-year vesting period, beginning on May 27, 2019.
(14)Represents RSUs granted to Dr. Kroll as part of his individual retirement program. One-third of the award vests each year on the anniversary of the grant date over a three-year vesting period.
(15)Represents RSUs granted to Dr. Kroll for his efforts and contributions to the Company’s development of COVID-19 diagnostic products. One-third of the award vests each year on the anniversary of the grant date over a three-year vesting period.
(16)Represents RSUs granted to Dr. Kroll for his efforts and contributions to the achievement of certain key R&D milestones. One-third of the award vests each year on the anniversary of the grant date over a three-year vesting period.

Option Exercises and RSUs Vested in Fiscal Year 2021
The following table sets forth stock options that were exercised by, and RSUs that vested for, the NEOs during fiscal year 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(13)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(14)
Douglas C. Bryant	—	—	20,250	(1)	4,616,393
			3,795	(2)	898,846
			1,460	(3)	177,828
			32,538	(4)	6,836,234
Randall J. Steward	—	—	7,594	(1)	1,731,204
			5,616	(2)	1,330,150
			292	(3)	35,566
			9,629	(4)	2,023,053
			1,033	(5)	149,485
Robert J. Bujarski	—	—	7,172	(1)	1,635,001
			1,661	(2)	393,408
			8,229	(4)	1,728,913
			1,033	(5)	149,485
			313	(6)	45,808
			315	(7)	74,734
Michelle A. Hodges	—	—	238	(8)	34,436
Werner Kroll, Ph.D.	12,784	2,097,955	7,172	(1)	1,635,001
			8,531	(4)	1,792,363
			4,376	(9)	531,684
			2,970	(10)	745,381
			4,268	(11)	976,006
			982	(12)	126,285
			210	(7)	49,823
(1)During 2021, restrictions lapsed with respect to 20,250, 7,594, 7,172 and 7,172 shares of RSUs held by Mr. Bryant, Mr. Steward, Mr. Bujarski and Dr. Kroll, respectively. The market price for our common stock on the date of vesting was $227.97 per share.
(2)During 2021, restrictions lapsed with respect to 3,795, 5,616 and 1,661 shares of RSUs held by Mr. Bryant, Mr. Steward and Mr. Bujarski, respectively. The market price for our common stock on the date of vesting was $236.85 per share.
(3)During 2021, restrictions lapsed with respect to 1,460 and 292 shares of RSUs held by Mr. Bryant and Mr. Steward, respectively. The market price for our common stock on the date of vesting was $121.80 per share.
(4)During 2021, restrictions lapsed with respect to 32,538, 9,629, 8,229 and 8,531 shares of performance-based RSUs held by Mr. Bryant, Mr. Steward, Mr. Bujarski and Dr. Kroll, respectively. The market price for our common stock on the date of vesting was $210.10 per share.
(5)During 2021, restrictions lapsed with respect to 1,033 and 1,033 shares of RSUs held by Mr. Steward and Mr. Bujarski, respectively. The market price for our common stock on the date of vesting was $144.71 per share.
(6)During 2021, restrictions lapsed with respect to 313 shares of RSUs held by Mr. Bujarski. The market price for our common stock on the date of vesting was $146.35 per share.
(7)During 2021, restrictions lapsed with respect to 315 and 210 shares of RSUs held by Mr. Bujarski and Dr. Kroll, respectively. The market price for our common stock on the date of vesting was $237.25 per share.
(8)During 2021, restrictions lapsed with respect to 238 shares of RSUs held by Ms. Hodges. The market price for our common stock on the date of vesting was $144.69 per share.
(9)During 2021, restrictions lapsed with respect to 4,376 shares of RSUs held by Dr. Kroll. The market price for our common stock on the date of vesting was $121.50 per share.

(10)During 2021, restrictions lapsed with respect to 2,970 shares of RSUs held by Dr. Kroll. The market price for our common stock on the date of vesting was $250.97 per share.
(11)During 2021, restrictions lapsed with respect to 4,268 shares of RSUs held by Dr. Kroll. The market price for our common stock on the date of vesting was $228.68 per share.
(12)During 2021, restrictions lapsed with respect to 982 shares of RSUs held by Dr. Kroll. The market price for our common stock on the date of vesting was $128.60 per share.
(13)The value realized on exercise equals the intrinsic value of the exercise, which is the gain realized in the difference from the market price of the shares sold and the exercise price of the shares purchased.
(14)The value realized on vesting equals the closing price of our common stock on the vesting date (the date the restrictions lapsed) multiplied by the number of shares with respect to which restrictions lapsed on such date.
Nonqualified Deferred Compensation
The following table sets forth compensation deferred by each of the NEOs during fiscal year 2021.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions in last FY ($)(4)	Aggregate Balance at Last FYE ($)(5)
Douglas C. Bryant	273,490	82,068	(825,878)	(2,650,722)	1,620,141

Randall J. Steward	117,004	23,359	—	—	140,363

Robert J. Bujarski	122,998	36,900	(545,331)	(1,032,325)	1,051,150

Michelle A. Hodges	105,428	21,085	—	—	126,513

Werner Kroll, Ph.D.	—	—	(417,927)	(996,171)	642,341

(1)Represents the amount of incentive compensation deferred under the 2021 Employee Deferred Program by each NEO. The amount is included as a component of “Non-Equity Incentive Plan Compensation” for 2021 in the Summary Compensation Table.
(2)Represents the 10%, 20% or 30% premium above the deferred incentive compensation amount as described above. Such amounts are included as a component of “Stock Awards” for 2021 in the Summary Compensation Table.
(3)Represents the change in value of the deferred incentive compensation for each NEO relating to the 2018 Employee Deferred Program, 2019 Employee Deferred Program, 2020 Employee Deferred Program and 2021 Employee Deferred Program (collectively, the “Deferred Bonus Programs”).
(4)Represents the market value of the stock on the date of distribution to Mr. Bryant, Mr. Bujarski and Dr. Kroll in accordance with their specified distribution elections.
(5)Aggregate deferrals include deferrals from the Deferred Bonus Programs. Each employee participating in the 2021 Employee Deferred Program is eligible for a Premium RSU equal to either 10%, 20% or 30% of the deferred 2021 cash incentive bonus, depending on the length of deferral elected by the employee, which vests on January 31, 2023. Pursuant to this program, Mr. Bryant, Mr. Steward, Mr. Bujarski and Ms. Hodges received the following RSUs on January 31, 2022: 3,440 shares (including 794 shares relating to the premium component), 1,358 shares (including 226 shares relating to the premium component), 1,547 shares (including 357 shares relating to the premium component) and 1,224 shares (including 204 shares relating to the premium component), respectively. Such prior year deferred amounts were reported as compensation to each respective NEO for the respective prior years in the Summary Compensation Table. See Notes (1) and (2) above.

Employment, Change in Control and Severance Arrangements
In connection with the appointment of Mr. Bryant as our President and CEO on January 16, 2009, Mr. Bryant entered into an employment agreement with us. Mr. Bryant’s employment agreement sets forth the terms of his employment with us and provides for, among other matters: (i) a minimum base salary of $450,000 per annum, subject to upward adjustment by the Board or its Compensation Committee; and (ii) an annual cash incentive bonus based upon attainment of performance goals set by the Board or its Compensation Committee with a target of at least 80% of base salary and a maximum opportunity of at least up to 120% of base salary.
Under his employment agreement, Mr. Bryant is an “at-will” employee of the Company, which means that either Mr. Bryant or we may terminate his employment at any time for any reason. However, and except in the context of a change in control, if Mr. Bryant’s employment with us is terminated without “cause” or he terminates his employment for “good reason” (each as defined in his employment agreement) and thereafter delivers and does not revoke a general release, he is entitled to a severance payment equal to eighteen (18) months of his then-current base salary and payment of health insurance premiums for a period of eighteen (18) months following termination. Amounts payable to Mr. Bryant upon a change in control of the Company are generally governed by his change in control agreement, dated as of January 16, 2009, which is described below.
Mr. Steward, Mr. Bujarski, Ms. Hodges and Dr. Kroll are each “at will” employees of the Company with compensation arrangements that include, among other items: (i) a base salary for 2021 of $499,550, $525,000, $450,000 and $550,000 per annum, respectively; and (ii) eligibility for an annual cash bonus in accordance with our Cash Incentive Plan. In addition, except in the context of a change in control, if we terminate Mr. Bujarski’s employment without cause, he would be entitled to a severance payment equal to six months of his annual salary.
Mr. Steward and Dr. Kroll each entered into individual retirement and retention programs with us in November 2019 and February 2020, respectively. These programs were entered into and approved by the Board and the Compensation Committee as part of our succession planning and to incentivize Mr. Steward to continue employment through at least March 31, 2022 and Dr. Kroll to continue employment through at least March 31, 2023. On February 1, 2022, the Company and Mr. Steward entered into an amendment to his individual retirement program, which extended the term of his employment beyond March 31, 2022 through the earlier of the consummation of the Ortho business combination or termination of the business combination agreement. For each calendar year that Mr. Steward continues to be employed by the Company as its CFO, he will receive RSUs with a value on the grant date of $1,300,000 that will vest one-third each year on the anniversary of the grant date, subject to Mr. Steward’s continued employment with the Company in any capacity. For each calendar year that Dr. Kroll continues to be employed by the Company as its Senior Vice President, Research and Development, he will receive non-qualified stock options and/or RSUs with a value on the grant date of $1,000,000 that will vest one-third each year on the anniversary of the grant date, subject to Dr. Kroll’s continued employment with the Company in any capacity. The programs contemplate that the RSU and/or option grants described above will constitute the sole equity incentive compensation that Mr. Steward and Dr. Kroll will be entitled to receive on or after January 1, 2020, unless the Company determines otherwise. Dr. Kroll’s individual retirement program contemplates that if he remains employed and in good standing in his position through the target date, then upon ceasing to serve in his current role, he will enter into a special advisor agreement, in the form provided in his program, and be engaged as a full-time employee, serving as a non-officer special advisor for a period of one year at a reduced pay rate and his equity awards will continue to vest and be governed by the applicable equity incentive plan and award agreements. Mr. Steward’s individual retirement program contemplates that if he remains employed and in good standing in his position through the target date, then upon ceasing to serve in his current role, he will enter into a special advisor agreement, in the form provided in his program, and be engaged as a full-time employee, serving as a non-officer special advisor for a period of one year at a pay rate of $300,000 per year and his equity awards will continue to vest and be governed by the applicable equity incentive plan and award agreements through the one-year period following the earlier of the consummation of the Ortho business combination or termination of the business combination agreement.
Each of Mr. Bryant, Mr. Steward, Mr. Bujarski, Ms. Hodges and Dr. Kroll has entered into a change in control agreement with us, which provides for the payment of severance benefits in the event of termination of employment in connection with a change in control of the Company. The severance benefits are payable if their respective employment with us is terminated within 30 days prior to or three years following a change in control, unless terminated for cause or the termination is the result of a voluntary resignation (which does not include resignations stemming from a material adverse change in responsibilities, status, compensation, authority or location of workplace) or their death or disability. The change in control agreement for each of our NEOs includes a covenant by the NEO to not solicit, recruit or hire-away our employees or solicit, influence or attempt to influence any person or entity to terminate such person’s or entity’s contractual and/or business relationship with the Company.

The severance benefits under the change in control agreements generally consist of a lump sum cash payment equal to one or two times the sum of (i) such executive’s highest annual salary rate within the three-year period ending on the date of termination, plus (ii) an amount equal to the annualized average of all bonuses paid to the executive during the two-year period immediately before the date of termination. In addition, the change in control agreements provide for: payment of $25,000 to help defray the legal, tax and accounting fees and other costs associated with transitional matters; continued coverage for one or two years under our group medical insurance, group dental insurance and group vision insurance programs, unless and to the extent the executive obtains concurrent coverage through another program, in which case our coverage will be terminated or reduced as applicable; and immediate vesting and exercisability of any and all unvested stock options and RSUs held by the executive (unless previously waived or otherwise expressly agreed to by the executive).

Potential Post-employment Payments
As described above, our NEOs have employment, severance and/or change in control agreements with us. The table below illustrates the compensation that would be payable by us to each NEO in the event of a change in control of the Company or a termination of the NEO’s employment with the Company for various described reasons, sometimes referred to in this section as a “triggering event.” In accordance with applicable SEC rules, the following illustrations assume:
•that the triggering event in question, the death, disability, change in control or termination occurred on December 31, 2021, which was the last full business day prior to the last day of our 2021 fiscal year end, which fell on Sunday, January 2, 2022; and
•the calculations provided below are based on the closing market price of our common stock as of December 31, 2021, which was $134.99.
In addition, in connection with any actual termination of employment, the Board or the Compensation Committee may determine to enter into an agreement providing additional benefits or amounts, or altering the terms of benefits described below, as deemed appropriate by the Board or the Compensation Committee. The illustrations exclude any vested awards deferred pursuant to our Employee Deferred Programs. The actual amounts that would be paid upon an NEO’s termination of employment can only be determined at the time of such NEO’s separation from the Company. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include our stock price at the time of termination and determinations by our Board.

Name	Potential Executive Benefits and Payments	Voluntary Termination Total ($)	Retirement Total ($)	Involuntary, Not for Cause or Voluntary, Good Reason Termination Total ($)	Involuntary, for Cause Termination Total ($)	Change in Control (Qualifying Termination) Total ($)
Douglas C. Bryant	Base Salary(1)	—	—	1,313,250	—	1,751,000
	Short-term Incentive Bonus(2)	—	—	—	—	808,259
	RSU Awards-Unvested and accelerated(3)	—	—	—	—	9,684,587
	Stock Options-Unvested and accelerated(4)	—	—	—	—	3,348,959
	Healthcare(5)	—	—	41,364	—	55,152
	Other Payments(6)	—	—	—	—	25,000
Randall J. Steward	Base Salary(1)	—	—	—	—	999,100
	Short-term Incentive Bonus(2)	—	—	—	—	338,285
	RSU Awards-Unvested and accelerated(3)	—	—	—	—	3,755,693
	Stock Options-Unvested and accelerated(4)	—	—	—	—	578,956
	Healthcare(5)	—	—	—	—	55,152
	Other Payments(6)	—	—	—	—	25,000
Robert J. Bujarski	Base Salary(1)	—	—	262,500	—	1,050,000
	Short-term Incentive Bonus(2)	—	—	—	—	351,939
	RSU Awards-Unvested and accelerated(3)	—	—	—	—	2,837,490
	Stock Options-Unvested and accelerated(4)	—	—	—	—	766,794
	Healthcare(5)	—	—	—	—	75,960
	Other Payments(6)	—	—	—	—	25,000
Michelle A. Hodges	Base Salary(1)	—	—	—	—	450,000
	Short-term Incentive Bonus(2)	—	—	—	—	—
	RSU Awards-Unvested and accelerated(3)	—	—	—	—	2,424,420
	Stock Options-Unvested and accelerated(4)	—	—	—	—	—
	Healthcare(5)	—	—	—	—	27,396
	Other Payments(6)	—	—	—	—	25,000
Werner Kroll, Ph.D.	Base Salary(1)	—	—	—	—	1,100,000
	Short-term Incentive Bonus(2)	—	—	—	—	295,429
	RSU Awards-Unvested and accelerated(3)	—	—	—	—	4,164,712
	Stock Options-Unvested and accelerated(4)	—	—	—	—	501,714
	Healthcare(5)	—	—	—	—	55,152
	Other Payments(6)	—	—	—	—	25,000
(1)Payable in one lump sum upon termination.

(2)This amount represents the annualized average of all bonuses paid to the NEO in 2020 and 2021.
(3)This represents the value of unvested RSUs and unearned performance-based RSUs at target levels, including Premium RSUs earned pursuant to the Employee Deferred Programs as detailed in the “Nonqualified Deferred Compensation” table.
(4)This represents the intrinsic value of in-the-money unvested stock options (based on a market price of $134.99 per share as of the last full business day prior to the end of our fiscal year 2021).
(5)Per the change in control agreements, for one or two years, coverage is continued under our group medical insurance, group dental insurance and group vision insurance programs, unless and to the extent the NEO obtains concurrent coverage through another program, in which case our coverage will be terminated or reduced as applicable. In addition, if Mr. Bryant’s employment is terminated without “cause” or he terminates his employment for “good reason” (each as defined in his employment agreement) and thereafter does not revoke a general release, he is entitled to receive payment of health insurance premiums for a period of eighteen (18) months following termination.
(6)Each NEO’s change in control agreement provides for payment of $25,000 to help defray the legal, tax and accounting fees and other costs associated with transitional matters.
CEO Pay Ratio
We are providing the following information regarding the relationship of the annual total compensation of our CEO and that of our “median employee,” as required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K. The pay ratio information provided below is a reasonable estimate calculated in a manner consistent with these pay ratio disclosure rules.
For our 2021 fiscal year:
•The estimated median of the annual total compensation of all of our employees, excluding the CEO, was $79,053;
•The annual total compensation of our CEO, as reported in the Summary Compensation Table, was $5,546,216; and
•The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was estimated to be 70 to 1.
In determining the pay ratio information provided above, we first identified our “median employee” for the 2021 fiscal year by using the following methodology, as permitted by the SEC’s pay ratio disclosure rules:
•We selected December 31, 2021 as the date upon which we would identify our employee population and median employee and, from our tax and payroll records, we compiled a list of 1,645 total full-time, part-time, temporary and seasonal employees who were employed on that date.
•We used total cash compensation during the 2021 fiscal year as a consistently applied compensation measure to identify our median employee from the employees on the list. For this purpose, we define total cash compensation as base wages. We did not include incentive cash compensation because our incentive cash compensation program does not extend throughout the organization and would therefore not be expected to impact the determination of the median employee.
Once our median employee was identified in the manner described above, we calculated the annual total compensation of the median employee using the same methodology that we used to determine the annual total compensation of our CEO, as reported in the Summary Compensation Table.
It should be noted that the SEC’s pay ratio disclosure rules provide reporting companies with flexibility in determining the methodology used to identify the median employee and the pay ratio. Accordingly, our methodology may differ materially from the methodology used by other companies to prepare their pay ratio disclosures, which may contribute to a lack of comparability between our pay ratio and the pay ratio reported by other companies, including those within our industry.
Compensation Committee Interlocks and Insider Participation
Mr. Michael, Dr. Buechler, Ms. Ordoñez and Dr. Polan are not current or former officers or employees of ours, and none has engaged in any transaction that would be required to be disclosed in this Amendment by Item 404 of Regulation S-K. There is no relationship that requires disclosure as a compensation committee interlock for purposes of Item 407(e)(4) of Regulation S-K.

Director Compensation
The current compensation and benefit program for non-employee directors is designed to achieve the following goals: compensation should fairly pay directors for work required for a company of our size and scope; compensation should align directors’ interests with the long-term interests of our other stockholders; and the structure of the compensation should be simple, transparent and easy for stockholders to understand. The table below relating to non-employee directors’ compensation includes the following compensation elements.
Annual Cash Retainers
The Chairman of the Board currently receives an annual cash retainer of $92,400. Each of the other non-employee directors receives an annual cash retainer of $50,000.
The Chair of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receives an additional annual cash retainer of $20,000, $15,000 and $10,000, respectively.
Non-employee Director Deferred Compensation Program
In December 2010, the Board adopted a non-employee director deferred compensation program that began in 2011. Participating directors may elect on a yearly basis (for the yearly period between the Company’s annual meetings of stockholders) to receive 50% or 100% of the cash value of the director’s (i) annual retainer fee and (ii) compensation for service as a Chair of any of the Board’s standing committees (collectively, the “Covered Fees”) in the form of fully vested RSUs, plus an additional premium on such percentage of the Covered Fees, in the form of additional RSUs, which are subject to a one-year vesting requirement (the “Director Premium RSUs”). The additional premium applicable to the Director Premium RSUs shall be determined based on the length of time of the deferral period (between the grant date and the date the shares of common stock underlying the RSUs are to be issued) selected by the participating director as follows: (i) if one (1) year from the grant date, a premium of 10% on the amount of the Covered Fees deferred; (ii) if two (2) years from the grant date, a premium of 20% on the amount of the Covered Fees deferred; or (iii) if four (4) years from the grant date, a premium of 30% on the amount of the Covered Fees deferred. The RSUs are currently granted under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) (or applicable successor plan) as of the date of the applicable annual meeting of stockholders, and the number of shares awarded as RSUs is calculated based on the closing price of our common stock on the date of the applicable annual meeting.
The table below sets forth the amount deferred, deferral period and amount of Covered Fees RSUs (as defined below) and Director Premium RSUs granted to each non-employee director for 2021.

Name	Amount Deferred	Deferral Period	Covered Fees RSUs (#)	Director Premium RSUs (#)
Kenneth F. Buechler, Ph.D.	100%	4 years	789	236
Edward L. Michael	100%	4 years	555	166
Kathy P. Ordoñez	100%	1 year	427	42
Mary Lake Polan, M.D., Ph.D., M.P.H.	100%	4 years	427	128
Ann D. Rhoads	100%	4 years	427	128
Charles P. Slacik	50%	1 year	299	29
Matthew W. Strobeck, Ph.D.	100%	2 years	427	85
Kenneth J. Widder, M.D.	100%	4 years	512	153
Joseph D. Wilkins Jr.	—%	N/A	N/A	N/A
Periodic Equity Awards
The Board periodically assesses potential equity awards to non-employee directors. On May 18, 2021, the Board approved RSU grants with a total valuation of $190,000 for each non-employee director. Accordingly, a grant of 1,624 RSUs (with a fair value per RSU based on the closing price of our common stock on the grant date) was made to each non-employee director. The RSUs vest upon the first anniversary of the grant date.
Mr. Wilkins was appointed to the Board in February 2021. As part of Mr. Wilkins’s appointment to the Board, the Board approved a RSU grant with a total valuation of approximately $47,500. Accordingly, a grant was made to Mr. Wilkins of 289 RSUs (with a fair value per RSU based on the closing price of our common stock on the grant date), which vested on May 12, 2021.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Kenneth F. Buechler, Ph.D.	92,400	217,601	310,001
Edward L. Michael	65,000	209,412	274,412
Kathy P. Ordoñez	50,000	194,905	244,905
Mary Lake Polan, M.D., Ph.D., M.P.H.	50,000	204,966	254,966
Ann D. Rhoads	50,000	204,966	254,966
Charles P. Slacik	70,000	193,384	263,384
Matthew W. Strobeck, Ph.D.	50,000	199,936	249,936
Kenneth J. Widder, M.D.	60,000	207,891	267,891
Joseph D. Wilkins Jr.	50,000	237,463	287,463
(1)This column reports the amount of Covered Fees, including cash payments and Covered Fees deferred in exchange for RSUs (“Covered Fees RSUs”).
(2)This column represents the grant date fair value with respect to the RSUs and Director Premium RSUs granted in 2021. For additional information on the valuation assumptions with respect to the 2021 grants, see the “—Periodic Equity Awards” section above and Note 6 of our Consolidated Financial Statements in the Original 10-K. At December 31, 2021, the aggregate number of RSUs, including Director Premium RSUs, held by each non-employee director was: Dr. Buechler 13,828 shares; Mr. Michael 4,285 shares; Ms. Ordoñez 2,420 shares; Dr. Polan 10,701 shares; Ms. Rhoads 2,179 shares; Mr. Slacik 1,952 shares; Dr. Strobeck 3,273 shares; Dr. Widder 5,108 shares; and Mr. Wilkins 1,624 shares. At December 31, 2021, the aggregate number of stock options held by the following non-employee directors was: Dr. Buechler 48,820 shares; Mr. Slacik 12,086 shares; Dr. Strobeck 259 shares; and Dr. Widder 22,440 shares.
Director Stock Ownership Guidelines
We believe that each director should have a meaningful equity investment in our Company. Our director stock ownership guidelines were revised in November 2020 to increase the stock ownership threshold for non-employee directors to five times their respective annual cash retainer. Directors are expected to satisfy and maintain this stock ownership threshold within five years of joining the Board. All of our directors meet these stock ownership guidelines or are in compliance with the guidelines by retaining equity awards until compliance is reached.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the number of shares of our common stock beneficially owned as of March 4, 2022 by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of the current directors, (iii) each of the NEOs (as included in the Summary Compensation Table herein) and (iv) all current directors and executive officers as a group. On March 4, 2022, there were 41,812,718 shares of our common stock outstanding.

	Beneficial Ownership of Common Stock(1)(2)
	Number of Shares (#)	Percent of Class (%)
>5% Stockholders
T. Rowe Price Associates, Inc.(3)	6,108,899	14.6%
100 E. Pratt Street
Baltimore, Maryland 21202
Jack W. Schuler(4)	4,292,374	10.3%
100 N. Field Drive Suite 360
Lake Forest, IL 60045
The Vanguard Group(5)	3,426,080	8.2%
100 Vanguard Blvd.
Malvern, Pennsylvania 19355
BlackRock, Inc.(6)	3,301,994	7.9%
55 E. 52nd Street
New York, NY 10055
Brown Capital Management, LLC(7)	2,642,671	6.3%
1201 N. Culver Street
Baltimore, Maryland 21202
Alger Associates, Inc.(8)	2,223,343	5.3%
100 Pearl Street, 27th Floor
New York, NY 10004
Directors
Douglas C. Bryant(9)	638,648	1.5%
Kenneth F. Buechler(10)	124,138	*
Edward L. Michael(11)	9,969	*
Kathy P. Ordoñez(12)	3,650	*
Mary Lake Polan(13)	28,636	*
Ann D. Rhoads(14)	1,051	*
Charles P. Slacik(15)	24,366	*
Matthew W. Strobeck(16)	61,507	*
Kenneth J. Widder(17)	41,803	*
Joseph D. Wilkins Jr.	289	*
Named Executive Officers
Randall J. Steward(18)	44,628	*
Robert J. Bujarski(19)	96,633	*
Michelle A. Hodges(20)	1,927	*
Werner Kroll(21)	23,854	*
All directors and executive officers as a group (16 persons)(22)	1,154,623	2.7%

*	Indicates ownership of less than 1% of our outstanding common stock.

(1)Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise noted, and subject to applicable community property laws, each director and executive officer has sole voting and dispositive power with respect to the shares indicated. The address for our directors and executive officers is c/o Quidel Corporation, 9975 Summers Ridge Road, San Diego, California 92121.
(2)Shares of common stock subject to options or RSUs exercisable or vesting on or within 60 days of March 4, 2022 are deemed outstanding for computing the number of shares and the percentage ownership of the person holding such options or RSUs, but are not deemed outstanding for computing the percentage ownership of any other person.
(3)Based on information reported in Amendment No. 24 to Schedule 13G filed with the SEC dated February 14, 2022 by T. Rowe Price Associates, Inc., which reported beneficial ownership of 6,108,899 shares of common stock with respect to which T. Rowe Price Associates, Inc. has sole voting power of 2,289,575 shares and sole dispositive power of 6,108,899 shares as of December 31, 2021.
(4)Based on information reported in Amendment No. 5 to Schedule 13D filed with the SEC dated May 21, 2019 by Mr. Jack W. Schuler, Jack W. Schuler Living Trust, Renate Schuler and Schuler Family Foundation, which reported beneficial ownership of 4,292,374 shares of common stock with respect to which Mr. Schuler has sole voting and dispositive power of 3,122,111 shares and shared voting and dispositive power of 1,105,263 shares. Mr. Schuler disclaims beneficial ownership of 1,105,263 shares held indirectly by the Schuler Family Foundation and 65,000 shares owned by the Renate Schuler Trust, except to the extent of his pecuniary interest in such shares, if any.
(5)Based on information reported in Amendment No. 8 to Schedule 13G filed with the SEC dated February 10, 2022 by The Vanguard Group, which reported beneficial ownership of 3,426,080 shares of common stock with respect to which The Vanguard Group has shared voting power of 20,380 shares, sole dispositive power of 3,373,746 shares and shared dispositive power of 52,334 shares as of December 31, 2021.
(6)Based on information reported in Amendment No. 3 to Schedule 13G filed with the SEC dated February 1, 2022 by BlackRock, Inc., which reported beneficial ownership of 3,301,994 shares of common stock with respect to which BlackRock, Inc. has sole voting power of 3,153,141 shares and sole dispositive power of 3,301,994 shares as of December 31, 2021.
(7)Based on information reported in Amendment No. 12 to Schedule 13G filed with the SEC dated February 14, 2022 by Brown Capital Management, LLC, which reported beneficial ownership of 2,642,671 shares of common stock with respect to which Brown Capital Management, LLC has sole voting power of 1,703,207 shares and sole dispositive power of 2,642,671 shares as of December 31, 2021.
(8)Based on information reported in Schedule 13G filed with the SEC dated February 14, 2022 by Alger Associates, Inc., which reported beneficial ownership of 2,223,343 shares of common stock with respect to which Alger Associates, Inc. has sole voting power of 2,223,343 shares and sole dispositive power of 2,223,343 shares as of December 31, 2021. The Schedule 13G indicates that the shares are beneficially owned by one or more open-end investment companies or other managed accounts that are investment management clients of Fred Alger Management, LLC (“FAM”), and that FAM and Alger Group Holdings, LLC each beneficially owns 5% or greater of the outstanding shares of our common stock.
(9)Includes (i) 120,369 shares of common stock issuable upon exercise of options that are exercisable on or within 60 days of March 4, 2022 and (ii) 12,147 shares of common stock underlying an equal number of fully vested RSUs for which Mr. Bryant has no voting or dispositive power over such shares.
(10)Includes (i) 48,820 shares of common stock issuable upon exercise of options that are exercisable on or within 60 days of March 4, 2022, (ii) 11,968 shares of common stock underlying an equal number of fully vested RSUs for which Dr. Buechler has no voting or dispositive power over such shares, (iii) 200 shares of common stock that are beneficially owned by Dr. Buechler as custodian of his children’s Uniform Transfers to Minors Act accounts and (iv) 200 shares of common stock jointly owned with his children.
(11)Includes 2,495 shares of common stock underlying an equal number of fully vested RSUs for which Mr. Michael has no voting or dispositive power over such shares.
(12)Includes 754 shares of common stock underlying an equal number of fully vested RSUs for which Ms. Ordoñez has no voting or dispositive power over such shares.
(13)Includes 8,949 shares of common stock underlying an equal number of fully vested RSUs for which Dr. Polan has no voting or dispositive power over such shares.
(14)Includes 427 shares of common stock underlying an equal number of fully vested RSUs for which Ms. Rhoads has no voting or dispositive power over such shares.
(15)Includes 299 shares of common stock underlying an equal number of fully vested RSUs for which Mr. Slacik has no voting or dispositive power over such shares.

(16)Includes (i) 259 shares of common stock issuable upon exercise of options that are exercisable on or within 60 days of March 4, 2022, (ii) 1,564 shares of common stock underlying an equal number of fully vested RSUs for which Dr. Strobeck has no voting or dispositive power over such shares, (iii) 38,145 shares of common stock held by Birchview Fund, LLC (Dr. Strobeck has sole voting and dispositive power with respect to such shares in his capacity as the Managing Partner of such entity), (iv) 3,869 shares of common stock held directly by Dr. Strobeck and (v) 16,630 shares of common stock beneficially owned by Dr. Strobeck as custodian of his children’s Uniform Gift to Minors Act accounts.
(17)Includes (i) 22,440 shares of common stock issuable upon exercise of options that are exercisable on or within 60 days of March 4, 2022 and (ii) 3,331 shares of common stock underlying an equal number of fully vested RSUs for which Mr. Widder has no voting or dispositive power over such shares.
(18)Includes (i) 20,639 shares of common stock issuable upon exercise of options that are exercisable on or within 60 days of March 4, 2022 and (ii) 1,132 shares of common stock underlying an equal number of fully vested RSUs for which Mr. Steward has no voting or dispositive power over such shares.
(19)Includes (i) 59,583 shares of common stock issuable upon exercise of options that are exercisable on or within 60 days of March 4, 2022 and (ii) 7,886 shares of common stock underlying an equal number of fully vested RSUs for which Mr. Bujarski has no voting or dispositive power over such shares.
(20)Includes (i) 473 shares of common stock issuable upon exercise of options that are exercisable on or within 60 days of March 4, 2022 and (ii) 1,020 shares of common stock underlying an equal number of fully vested RSUs for which Ms. Hodges has no voting or dispositive power over such shares
(21)Includes (i) 4,265 shares of common stock issuable upon exercise of options that are exercisable on or within 60 days of March 4, 2022 and (ii) 3,566 shares of common stock underlying an equal number of fully vested RSUs for which Dr. Kroll has no voting or dispositive power over such shares.
(22)All directors and executive officers as a group, including an aggregate of (i) 311,619 shares of common stock issuable upon exercise of options that are exercisable on or within 60 days of March 4, 2022, (ii) 434 shares of common stock underlying an equal number of RSUs issuable upon vesting on or within 60 days of March 4, 2022, and (iii) 55,538 shares of common stock underlying an equal number of fully vested RSUs for which no member of the group has voting or dispositive power over such shares.
Except for the information relating to stock options and RSUs, all information with respect to beneficial ownership of shares of common stock in this section is based on filings made by the respective beneficial owners with the SEC or information the beneficial owners provided to us.

Securities Available for Issuance under our Equity Compensation Plans
The following table provides information with respect to our equity compensation plans as of December 31, 2021, which plans were as follows: the Amended and Restated 1983 Employee Stock Purchase Plan; the 2001 Equity Incentive Plan; the Amended and Restated 2010 Equity Incentive Plan; the 2016 Equity Incentive Plan; and the 2018 Plan. The 2001 Equity Incentive Plan, the Amended and Restated 2010 Equity Incentive Plan, and the 2016 Equity Incentive Plan have been terminated, expired or superseded by subsequent plans, and thus no additional awards will be made under such plans. However, any outstanding awards under such plans will continue to vest in accordance with their terms.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	1,309,373	(1)	$62.71	1,979,251	(2)
Equity compensation plans not approved by stockholders	—		—	—
Total	1,309,373	(1)	$62.71	1,979,251	(2)
(1)Includes 587,339 RSUs, including performance-based RSUs, granted under our 2018 Plan for which there is no exercise price reflected in column (b).
(2)Includes (i) 56,623 shares of common stock available for issuance under our ESPP and (ii) 1,922,628 shares of common stock available for issuance, as of December 31, 2021, under our 2018 Plan, pursuant to which incentive stock awards may be granted, including restricted stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Review and Approval of Related Party Transactions
Our Audit Committee reviews all relationships, transactions and arrangements in which the Company and any director, nominee for director, executive officer or beneficial holder of more than 5% of our outstanding common stock or any immediate family member of any of the foregoing are participants (“Interested Transactions”) to determine whether such persons have a direct or indirect material interest and whether to approve, disapprove or ratify an Interested Transaction. We have written policies and procedures for monitoring and seeking approval in connection with any Interested Transaction. Our legal and finance departments assist in monitoring Interested Transactions and our Audit Committee reviews, approves (or disapproves) or ratifies Interested Transactions. In considering whether to approve or ratify an Interested Transaction, the Audit Committee takes into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar terms and conditions and the extent of the related person’s interest in the Interested Transaction. In addition, our written policy provides that no director shall participate in any discussion or approval of an Interested Transaction for which he or she is a related party, except that the director shall provide all material information concerning the Interested Transaction to the Audit Committee.
Related Party Transactions
No director, nominee for director, executive officer or beneficial holder of more than 5% of our outstanding common stock or any immediate family member of any of the foregoing had any material interest, direct or indirect, in any reportable transaction with us or had any reportable business relationship with us during the 2021 fiscal year or since the commencement of the current fiscal year.

Item 14. Principal Accountant Fees and Services
Our Audit Committee retained Ernst & Young LLP (PCAOB ID:42) (San Diego, California) to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2021. Set forth below are the aggregate fees incurred by the Company for audit and other professional services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020.

	Fiscal Years Ended December 31,
	2021	2020
Audit fees(1)	$2,009,697	$1,654,726
Audit-related fees(2)	250,000	403,000
Tax fees(3)	4,767	59,470
All other fees	—	—
Total fees	$2,264,464	$2,117,196
(1)Audit fees represent fees for professional services provided in connection with the audit of our Consolidated Financial Statements, review of quarterly Consolidated Financial Statements, audit of compliance under Section 404 of the Sarbanes-Oxley Act of 2002, accounting consultations, assistance with and review of documents filed with the SEC and statutory and regulatory filings.
(2)For fiscal years 2021 and 2020, audit-related fees consisted of non-recurring due diligence fees related to mergers and acquisitions.
(3)For fiscal years 2021 and 2020, tax fees primarily consisted of tax compliance, tax advice and tax planning fees.
Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services
Our Audit Committee is responsible for appointing, compensating, retaining and overseeing the work of our independent registered public accounting firm. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services to be provided by our independent registered public accounting firm, the Audit Committee considers whether such services are consistent with the auditor’s independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient services, and whether the services could enhance our ability to manage or control risk or improve audit quality.
All of the audit, audit-related, tax and other fees provided by Ernst & Young LLP in fiscal years 2021 and 2020 (and as described in the footnotes to the table above) were approved in advance by the Audit Committee.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Amendment:
 (a) (1) Financial Statements
The Consolidated Financial Statements required by this Item are submitted in Part II, Item 8 of the Original 10-K.
(2) Financial Statement Schedules
The following Financial Statement Schedule of Quidel Corporation for the years ended December 31, 2021, 2020 and 2019 is submitted in Part II, Item 8 of the Original 10-K and should be read in conjunction with the Consolidated Financial Statements of Quidel Corporation:
Schedule II. Consolidated Valuation and Qualifying Accounts.
Financial Statement Schedules not listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.
(3) Exhibits. See Paragraph 15(b) below.
(b)Exhibits
The Exhibit Index immediately following this Item 15 is filed as part of, and incorporated by reference into, this Amendment.
(c)Financial Statements required by Regulation S-X which are excluded from this Amendment by Rule 14(a)-3(b).
Not applicable.

EXHIBIT INDEX

Exhibit	Description

10.40(1)*	Employment Offer Letter, dated as of November 12, 2020, between the Registrant and Michelle A. Hodges.

23.1	Consent of Independent Registered Public Accounting Firm. (Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.)

31.3*	Certification by Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification by Principal Financial and Accounting Officer of the Registrant pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
(1)Indicates a management plan or compensatory plan or arrangement.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUIDEL CORPORATION
	By	/s/ DOUGLAS C. BRYANT
Date: March 10, 2022		Douglas C. Bryant President, Chief Executive Officer (Principal Executive Officer)