Form 10-Q
period 2022-03-31
QUIDEL CORP /DE/
filed 2022-05-05
CIK 353569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________________________
FORM 10-Q
  ____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 28, 2022, 41,848,256 shares of the registrant’s common stock were outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
QUIDEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value; unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,275,536	$802,751
Marketable securities	44,270	25,758
Accounts receivable, net	569,817	377,969
Inventories	181,388	198,765
Prepaid expenses and other current assets	42,639	35,067
Total current assets	2,113,650	1,440,310
Property, plant and equipment, net	364,248	349,202
Marketable securities, non-current	20,726	37,852
Right-of-use assets	125,059	127,622
Goodwill	337,017	337,021
Intangible assets, net	91,584	98,655
Deferred tax asset	20,232	20,089
Other non-current assets	20,609	19,623
Total assets	$3,093,125	$2,430,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,472	$101,492
Accrued payroll and related expenses	27,820	40,385
Income taxes payable	205,240	66,945
Operating lease liabilities	9,715	10,039
Contingent consideration	5,957	5,986
Deferred consideration	41,970	41,945
Other current liabilities	44,482	56,728
Total current liabilities	492,656	323,520
Operating lease liabilities - non-current	135,668	128,556
Deferred consideration - non-current	37,448	36,491
Contingent consideration - non-current	87	87
Other non-current liabilities	12,344	12,358
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 97,500 shares authorized; 41,846 and 41,686 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	42	42
Additional paid-in capital	285,508	279,768
Accumulated other comprehensive income	239	355
Retained earnings	2,129,133	1,649,197
Total stockholders’ equity	2,414,922	1,929,362
Total liabilities and stockholders’ equity	$3,093,125	$2,430,374
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2022	2021
Total revenues	$1,002,259	$375,338
Cost of sales	262,301	73,379
Gross profit	739,958	301,959
Research and development	26,368	23,304
Sales and marketing	65,388	34,233
General and administrative	24,508	19,507
Acquisition and integration costs	3,037	726
Total operating expenses	119,301	77,770
Operating income	620,657	224,189
Interest and other expense, net	29	2,382
Income before income taxes	620,628	221,807
Provision for income taxes	140,692	43,723
Net income	$479,936	$178,084
Basic earnings per share	$11.46	$4.19
Diluted earnings per share	$11.31	$4.09
Shares used in basic per share calculation	41,875	42,510
Shares used in diluted per share calculation	42,449	43,533
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$479,936	$178,084
Other comprehensive income (loss)
Changes in cumulative translation adjustment, net of tax	155	(840)
Changes in unrealized losses from investments, net of tax	(402)	—
Changes in unrealized gains (losses) from cash flow hedges:
Net unrealized gains on derivative instruments	154	341
Reclassification of net realized (gains) losses on derivative instruments included in net income	(23)	1,092
Total change in unrealized gains (losses) from cash flow hedges, net of tax	131	1,433
Comprehensive income	$479,820	$178,677
See accompanying notes.

QUIDEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands; unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at December 31, 2021	41,686	$42	$279,768	$355	$1,649,197	$1,929,362
Issuance of common stock under equity compensation plans	223	—	6,377	—	—	6,377
Stock-based compensation expense	—	—	6,178	—	—	6,178
Tax withholdings related to vesting of stock-based awards	(63)	—	(6,815)	—	—	(6,815)
Other comprehensive loss, net of tax	—	—	—	(116)	—	(116)
Net income	—	—	—	—	479,936	479,936
Balance at March 31, 2022	41,846	$42	$285,508	$239	$2,129,133	$2,414,922

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Par
Balance at December 31, 2020	42,290	$42	$388,121	$(431)	$944,971	$1,332,703
Issuance of common stock under equity compensation plans	409	1	6,373	—	—	6,374
Stock-based compensation expense	—	—	5,889	—	—	5,889
Tax withholdings related to vesting of stock-based awards	(156)	—	(33,929)	—	—	(33,929)
Other comprehensive gain, net of tax	—	—	—	593	—	593
Net income	—	—	—	—	178,084	178,084
Balance at March 31, 2021	42,543	$43	$366,454	$162	$1,123,055	$1,489,714

See accompanying notes.

QUIDEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands; unaudited)
	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$479,936	$178,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	16,782	12,705
Stock-based compensation expense	7,432	5,828
Amortization of deferred financing costs	101	101
Accretion of interest on deferred consideration	982	1,451
Net change in operating lease right-of-use assets and liabilities	9,351	794
Change in deferred tax assets and liabilities	(89)	446
Changes in assets and liabilities:
Accounts receivable	(191,452)	427,052
Inventories	17,355	(61,134)
Prepaid expenses and other current and non-current assets	(7,291)	(13,811)
Accounts payable	52,592	(3,860)
Accrued payroll and related expenses	(10,944)	(16,054)
Income taxes payable	138,384	41,386
Other current and non-current liabilities	(12,167)	12,469
Net cash provided by operating activities:	500,972	585,457
INVESTING ACTIVITIES:
Acquisitions of property, equipment, investments and intangibles	(22,402)	(78,291)
Proceeds from government assistance allocated to fixed assets	—	13,722
Purchases of marketable securities	(15,937)	—
Proceeds from sale of marketable securities	13,669	—
Net cash used for investing activities:	(24,670)	(64,569)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,527	4,373
Payments on finance lease obligation	(91)	(62)
Payments of tax withholdings related to vesting of stock-based awards	(6,815)	(33,929)
Principal payments of acquisition contingent consideration	(29)	(30)
Net cash used for financing activities:	(3,408)	(29,648)
Effect of exchange rates on cash	(109)	(129)
Net increase in cash and cash equivalents	472,785	491,111
Cash and cash equivalents, beginning of period	802,751	489,941
Cash and cash equivalents, end of period	$1,275,536	$981,052

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Purchase of property, equipment and intangibles by incurring current liabilities	$13,714	$7,284
Capital expenditures to be reimbursed under a government contract	$—	$12,622
Reduction of other current liabilities upon issuance of restricted share units	$2,850	$2,001

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
The information at March 31, 2022, and for the three months ended March 31, 2022 and 2021, is unaudited. For further information, refer to the Company’s Consolidated Financial Statements and notes thereto for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.
For 2022 and 2021, the Company’s fiscal year will end or has ended on January 1, 2023 and January 2, 2022, respectively. For 2022 and 2021, the Company’s first quarter ended on April 3, 2022 and April 4, 2021, respectively. For ease of reference, the calendar quarter end dates are used herein. The three-month periods ended March 31, 2022 and 2021 each included 13 weeks.
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
Recent Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued guidance codified in Accounting Standards Update 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under new guidance, an acquirer is required to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted the guidance during the first quarter of 2022 with no material impact to the Company’s consolidated financial statements.
Significant Accounting Policies
During the three months ended March 31, 2022, there have been no changes to our significant accounting policies as described in our 2021 Annual Report on Form 10-K.
Note 2. Computation of Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed based on the sum of the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of shares issuable from stock options and unvested restricted stock units (“RSUs”). Potentially dilutive common shares from outstanding stock options and unvested RSUs are determined using the average share price for each period under the treasury stock method.

The following table presents the calculation of the weighted-average shares used in computing basic and diluted EPS (in thousands):

	Three Months Ended March 31,
	2022	2021
Basic weighted-average common shares outstanding	41,875	42,510
Dilutive potential shares issuable from stock options and unvested RSUs	574	1,023
Diluted weighted-average common shares outstanding	42,449	43,533
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	352	96
Potentially dilutive shares excluded from the calculation above represent stock options when the combined exercise price and unrecognized stock-based compensation are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.
Note 3. Balance Sheet Account Details
Marketable securities
The following is a summary of marketable securities (in thousands):

	March 31, 2022			December 31, 2021
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Corporate bonds	$36,844	$(326)	$36,518	$22,344	$(28)	$22,316
Commercial paper	2,197	—	2,197	—	—	—
Corporate asset-backed securities	5,591	(36)	5,555	3,443	(1)	3,442
Total marketable securities, current	44,632	(362)	44,270	25,787	(29)	25,758
Corporate bonds, non-current	12,741	(242)	12,499	26,761	(83)	26,678
Corporate asset-backed securities, non-current	8,320	(93)	8,227	11,197	(23)	11,174
Total marketable securities	$65,693	$(697)	$64,996	$63,745	$(135)	$63,610
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$93,276	$103,159
Work-in-process (materials, labor and overhead)	28,150	36,091
Finished goods (materials, labor and overhead)	59,962	59,515
Total inventories	$181,388	$198,765
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Other receivables	$20,144	$15,879
Prepaid expenses	17,438	14,598
Other	5,057	4,590
Total prepaid expenses and other current assets	$42,639	$35,067

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Customer incentives and rebates	$13,471	$15,916
Deferred revenue	7,750	1,922
Accrued other taxes payable	6,996	10,218
Payables under transition services agreements	1,071	10,927
Other	15,194	17,745
Total other current liabilities	$44,482	$56,728
Note 4. Income Taxes
The Company calculates its interim income tax provision in accordance with Accounting Standards Codification (“ASC”) 270, Interim Reporting, and ASC 740, Accounting for Income Taxes. At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to its ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.
For the three months ended March 31, 2022 and 2021, the Company recognized income tax provisions of $140.7 million in relation to income before taxes of $620.6 million and $43.7 million in relation to income before taxes of $221.8 million, respectively, resulting in effective tax rates of 23% and 20%, respectively. As compared to the federal statutory rate of 21%, the effective tax rates in both periods were impacted primarily by income taxes owed in US states. For the three months ended March 31, 2021, this was partially offset by benefits from the discrete impact of excess tax deductions from stock-based compensation, which was immaterial to the effective tax rate in the three months ended March 31, 2022.
The Company is subject to periodic audits by domestic and foreign tax authorities. Due to the carryforward of unutilized credits, the Company’s federal tax years from 2012 and forward are subject to examination by the US authorities. The Company’s state and foreign tax years for 2001 and forward are subject to examination by applicable tax authorities. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax laws applied to the facts of each matter.
Note 5. Revolving Credit Facility
The Company has a $175.0 million Revolving Credit Facility under an Amended and Restated Credit Agreement (the “Credit Agreement”) expiring on August 31, 2023 of which no amounts were outstanding as of March 31, 2022. Loans will bear interest at a rate equal to (i) the London Interbank Offered Rate (“LIBOR”) plus the “applicable rate” or (ii) the “base rate” (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus one-half of one percent (0.50%), (c) LIBOR plus one percent, and (d) one percent) plus the “applicable rate.” The applicable rate is determined in accordance with a pricing grid based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum for LIBOR rate loans and from 0.75% to 1.50% per annum for base rate loans. In addition, the Company pays a commitment fee on the unused portion of the Credit Agreement based on the Company’s Consolidated Leverage Ratio ranging from 0.15% to 0.30% per annum in accordance with the pricing grid.
The Revolving Credit Facility is guaranteed by certain material domestic subsidiaries of the Company (the “Guarantors”) and is secured by liens on substantially all of the assets of the Company and the Guarantors, excluding real property and certain other types of excluded assets, and contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers, indebtedness, liens, dividends and other distributions, investments and transactions with affiliates. The Credit Agreement contains two financial covenants: (i) maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of 3.50 to 1.00, which ratio may be increased to 4.50 to 1.00 in case of certain qualifying acquisitions; and (ii) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 to 1.00 as of the end of any fiscal quarter for the most recently completed four fiscal quarters. The Company was in compliance with all financial covenants as of March 31, 2022.
Interest expense recognized, including amortization of deferred issuance cost, was $0.2 million for each of the three months ended March 31, 2022 and 2021.

Note 6. Stockholders’ Equity
Issuances of Common Stock
A summary of the status of stock option activity for the three months ended March 31, 2022 is as follows (in thousands, except price data):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2021	722	$62.71
Granted	135	103.06
Exercised	(40)	36.00
Forfeited	(14)	110.68
Outstanding at March 31, 2022	803	$69.98
A summary of the status of RSU activity for the three months ended March 31, 2022 is as follows (in thousands, except price data):

	Shares	Weighted-average grant date fair value
Non-vested December 31, 2021	587	$95.81
Granted	313	103.60
Vested	(156)	77.83
Forfeited	(27)	100.98
Non-vested at March 31, 2022	717	$102.94
During the three months ended March 31, 2022, the Company issued 26,426 shares of common stock in connection with the Company’s employee stock purchase plan (the “ESPP”).
Stock-Based Compensation
The expense related to the Company’s stock-based compensation plans included in the accompanying Consolidated Statements of Income was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales	$649	$516
Research and development	1,124	1,034
Sales and marketing	1,760	1,404
General and administrative	3,529	2,874
Acquisition and integration costs	370	—
Total stock-based compensation expense	$7,432	$5,828
As of March 31, 2022, total unrecognized compensation expense was $66.7 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

The estimated fair value of each stock option was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the option grants.

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.63%	0.42%
Expected option life (in years)	4.91	5.01
Volatility rate	58%	53%
Dividend rate	0%	0%
Weighted-average grant date fair value	$51.79	$115.78
The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date. The weighted-average fair value of RSUs granted during the three months ended March 31, 2022 and 2021 was $103.60 and $238.20, respectively.
Compensation expense capitalized to inventory and compensation expense related to the ESPP were not material for the three months ended March 31, 2022 or 2021.
Note 7. Industry and Geographic Information
The Company operates in one reportable segment. Sales to customers outside of the United States represented $95.1 million (9%) and $86.6 million (23%) of total revenues for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, net accounts receivable due from foreign customers were $70.3 million and $53.5 million, respectively. For the three months ended March 31, 2022 and 2021, sales of COVID-19 products accounted for 83% and 72% of total revenue, respectively. For the three months ended March 31, 2022 and 2021, sales of influenza products accounted for 9% and 4% of total revenue, respectively.
The Company had sales to individual customers in excess of 10% of total revenues, as follows:

	Three Months Ended March 31,
	2022	2021
Customer:
A	38%	—%
B	14%	22%
C	8%	12%
Total:	60%	34%
As of March 31, 2022 and December 31, 2021, net accounts receivable from customers with balances due in excess of 10% of total accounts receivable totaled $468.2 million and $267.3 million, respectively.
Consolidated total revenues by product category for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Rapid Immunoassay	$892,810	$237,670
Cardiometabolic Immunoassay	50,153	66,552
Molecular Diagnostic Solutions	45,989	60,263
Specialized Diagnostic Solutions	13,307	10,853
Total revenues	$1,002,259	$375,338

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
Litigation and Other Legal Proceedings
From time to time, the Company is involved in litigation and other legal proceedings, including matters related to product liability claims, commercial disputes and intellectual property claims, as well as regulatory, employment, and other claims related to our business. The Company accrues for legal claims when, and to the extent that, amounts associated with the claims become probable and are reasonably estimable. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition or results of operations or liquidity. No accrual has been recorded as of March 31, 2022 and December 31, 2021 related to such matters as they are not probable and/or reasonably estimable.
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
Note 9. Fair Value Measurements
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods (in thousands):

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$204,603	$4,857	$—	$209,460	$204,672	$6,649	$—	$211,321
Marketable securities	—	64,996	—	64,996	—	63,610	—	63,610
Derivative assets	—	257	—	257	—	84	—	84
Total assets measured at fair value	$204,603	$70,110	$—	$274,713	$204,672	$70,343	$—	$275,015
Liabilities:
Derivative liabilities	$—	$29	$—	$29	$—	$269	$—	$269
Contingent consideration	—	—	6,044	6,044	—	—	6,073	6,073
Deferred consideration	—	79,418	—	79,418	—	78,436	—	78,436
Total liabilities measured at fair value	$—	$79,447	$6,044	$85,491	$—	$78,705	$6,073	$84,778
There were no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three-month period ended March 31, 2022 and the year ended December 31, 2021.

Cash equivalents consist of funds held in money market accounts that are valued using quoted prices in active markets for identical instruments and highly liquid corporate debt securities with maturities within three months from purchase. Marketable securities consist of investment-grade corporate debt securities, corporate asset-backed securities and commercial paper. Derivative financial instruments are based on observable inputs that are corroborated by market data. Observable inputs include broker quotes, daily market foreign currency rates and forward pricing curves.
In connection with the acquisition of the B-type Natriuretic Peptide (“BNP”) assay business (“BNP Business”) from Alere Inc., the Company will pay annual installments of up to $48.0 million each year through April 2023. The fair value of the payments treated as deferred consideration is calculated based on the net present value of cash payments using an estimated borrowing rate based on a quoted price for a similar liability. The fair value of the payments treated as contingent consideration is calculated using a discounted probability weighted valuation model. Discount rates used in such calculation are a significant assumption that are not observed in the market and, therefore, the resulting fair value represents a Level 3 measurement.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2021 through March 31, 2022 were as follows (in thousands):

Contingent consideration liabilities (Level 3 measurement)
Balance at December 31, 2021	$6,073
Cash payments	(29)
Balance at March 31, 2022	$6,044
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
The following table summarizes the fair value and notional amounts of designated and non-designated foreign currency forward contracts as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Notional Amount	Fair Value, Net	Notional Amount	Fair Value, Net
Designated cash flow hedges:
Prepaid expenses and other current assets	$4,593	$219	$—	$84
Other current liabilities	$2,409	$29	$17,629	$139

Non-designated forward contracts:
Prepaid expenses and other current assets	$22,548	$38	$—	$—
Other current liabilities	$—	$—	$15,809	$130

Note 11. Pending Business Combination
On December 22, 2021, the Company entered into a Business Combination Agreement (the “BCA”) with Ortho Clinical Diagnostics Holdings plc (“Ortho”), Coronado Topco, Inc. (“Topco”), Orca Holdco, Inc. (“US Holdco Sub”), Laguna Merger Sub, Inc. (“US Merger Sub”) and Orca Holdco 2, Inc. (“US Holdco Sub 2”). Under the terms of the BCA, the Company is entering into a business combination with Ortho under Topco, a new holding company (the “Combinations”). The Combinations are expected to be implemented by way of (i) a scheme of arrangement to be undertaken by Ortho under Part 26 of the UK Companies Act 2006 (the “Ortho Scheme”), pursuant to which each issued and outstanding share of Ortho (the “Ortho Shares”) will be acquired by a nominee of Topco, such that Ortho will become a wholly owned subsidiary of Topco, and (ii) a merger (the “Quidel Merger”) of US Merger Sub with and into the Company immediately following consummation of the Ortho Scheme, with the Company surviving the merger as a wholly owned subsidiary of Topco.
At the effective time of the Ortho Scheme, each Ortho Share will be acquired by a nominee on behalf and for the benefit of Topco in exchange for 0.1055 shares of common stock of Topco (the “Topco Shares”) and $7.14 in cash. At the effective time of the Quidel Merger, each share of the Company’s common stock (each, a “Quidel Share”) will be converted into the right to receive one Topco Share. Ortho will be acquired for total consideration of approximately $4.3 billion (which is based on the April 26, 2022 closing price of $100.12 per Quidel Share), including $1.7 billion of cash, funded through cash on the Company’s balance sheet and expected incremental borrowings. Following the closing of the Combinations, Ortho’s current net debt of $2.0 billion is expected to continue to be outstanding. The Combinations are expected to be completed in the second quarter of 2022.
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
Future Uncertainties and Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation certain statements under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “goal,” “project,” “strategy,” “future,” and similar words are intended to identify forward-looking statements. Our business is subject to a number of risks, including those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, that could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.
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
For the three months ended March 31, 2022, total revenues increased 167% to $1,002.3 million as compared to the same period in the prior year, and currency exchange rates had a minimal impact on growth rate. Our revenues can be highly concentrated over a small number of products. For the three months ended March 31, 2022 and 2021, sales of our COVID-19 products accounted for 83% and 72% of our total revenue, respectively. For the three months ended March 31, 2022 and 2021, sales of our influenza products accounted for 9% and 4% of our total revenue, respectively. Additionally, a significant portion of our total revenue is from a relatively small number of customers. Approximately 60% and 34% of our total revenue for the three months ended March 31, 2022 and 2021, respectively, were related to sales to our three largest customers.
Recent Developments
On December 22, 2021, we entered into the BCA with Ortho, Topco, US Holdco Sub, US Merger Sub and US Holdco Sub 2. Under the terms of the BCA, we are entering into the Combinations with Ortho under Topco, a new holding company. The Combinations are expected to be implemented by way of (i) the Ortho Scheme, pursuant to which each issued and outstanding Ortho share will be acquired by a nominee of Topco, such that Ortho will become a wholly owned subsidiary of Topco, and (ii) the Quidel Merger immediately following consummation of the Ortho Scheme, with us surviving the merger as a wholly owned subsidiary of Topco.

At the effective time of the Ortho Scheme, each Ortho Share will be acquired by a nominee on behalf and for the benefit of Topco in exchange for 0.1055 Topco Shares and $7.14 in cash. At the effective time of the Quidel Merger, each Quidel Share will be converted into the right to receive one Topco Share. Ortho will be acquired for total consideration of approximately $4.3 billion (which is based on the April 26, 2022 closing price of $100.12 per Quidel Share), including $1.7 billion of cash, funded through cash on our balance sheet and expected incremental borrowings. Following the closing of the Combinations, Ortho’s current net debt of $2.0 billion is expected to continue to be outstanding. The Combinations are expected to be completed in the second quarter of 2022.
If the Combinations are completed, Ortho shareholders are expected to own approximately 38% of Topco on a fully diluted basis and our stockholders are expected to own approximately 62% of Topco on a fully diluted basis, based on Ortho’s capitalization and our capitalization as of the date of the BCA. The parties intend to list the Topco Shares to be issued in the Combinations on Nasdaq. For additional information about the pending Combinations and the preliminary unaudited pro forma financial information, see Topco’s prospectus, filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2022.
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
In the United States, federal, state and local government directives and policies were put in place to manage public health concerns and address the economic impacts, including reduced business activity and overall uncertainty presented by this healthcare challenge. Similar actions have been taken by governments around the world. While all our facilities remain operational globally, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates or as a result of the pandemic. To mitigate risks, we continue to evaluate the extent to which COVID-19 may impact our business and operations and adjust risk mitigation planning and business continuity activities as needed.
SARS-CoV-2 Diagnostic Products
As a leader in point-of-care diagnostics and with established expertise in respiratory infectious disease products, we were and remain well-positioned to respond to the COVID-19 pandemic. We work closely with national and local governments, agencies, and industry partners to develop, manufacture and supply critical diagnostic products to support testing initiatives to help curb the spread of the SARS-CoV-2 virus. In particular, we developed molecular and antigen products to diagnose the SARS-CoV-2 virus. We have experienced exceptional demand for such products. In response, we committed significant resources toward the expansion of our production capacity.
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

Supply Chains
As a result of the COVID-19 pandemic, and other economic and geopolitical conditions, we have seen delays in receiving certain raw materials and components for our products. Such delays can result in disruption to our business operations. In response, we have increased safety stock of certain critical components and finished goods for which we have seen extraordinary demand. We are continuously evaluating our supply chain to identify potential gaps and take steps intended to help ensure continuity. We have considered potential political, legal or regulatory actions that could be taken as a result of the pandemic in jurisdictions where we manufacture, source or distribute products that could impact our supply of products to our customers or the availability of raw materials and components from our suppliers. We cannot currently predict the frequency, duration or scope of these government actions and any supply disruptions, and the availability of various products is dependent on our suppliers, their location and the extent to which they are impacted by the COVID-19 pandemic, among other factors. We continue to proactively work with manufacturers, industry partners and government agencies to help meet the needs of our customers during these supply chain constraints.
Our inventory levels may fluctuate due to supply chain variability in conjunction with larger and more frequent customer orders. In response, we have added alternate suppliers for certain critical components and instruments, increased inventory of raw materials needed in our operations, increased manufacturing capacity and continue to explore opportunities for further expansion in our Athens, Ohio, San Diego, California and Carlsbad, California facilities.
We are seeking to minimize the impact of delays and secure allocations of vital raw materials to meet demand for our products. However, despite our mitigation efforts, we may continue to experience interruptions to our supply chains, and such interruptions could materially affect our ability to timely manufacture and distribute our products and unfavorably impact our results of operations depending on the nature and duration of such interruptions.
Outlook
Our financial performance and results of operations will depend on future developments and other factors that are highly uncertain, continuously evolving and unpredictable, including the duration, severity and continuation of outbreak surges of the COVID-19 pandemic and actions to contain the spread of the virus such as vaccination efforts globally. While demand for COVID-19 testing can fluctuate dramatically, as we have seen in 2021, we believe some level of COVID-19 testing demand will be sustainable through at least 2022. We believe some level of ongoing COVID-19 testing will be required as communities return to more normal practices in schools, the workplace and entertainment venues. With respect to our core products, we anticipate revenue growth, assuming a normalized respiratory season.
We expect to continue to invest heavily in research and development activities for our next generation immunoassay and molecular platforms, as well as additional assays to be launched on our current platforms. Additionally, we are making substantial investments in the expansion of our production capacity. While initially this expansion was to address the testing demand driven by the COVID-19 pandemic, in the long-term, we expect this expansion to provide increased flexibility to address opportunities for new products and new markets globally. We intend to continue our focus on prudently managing our business and delivering improved financial results (excluding the effects of revenues from COVID-19 products), while at the same time striving to introduce new products into the market and maintain our emphasis on research and development investments for longer-term growth. Finally, we expect to continue to evaluate strategic opportunities to acquire new product lines, technologies and companies.
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Total Revenues
The following table compares total revenues for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
Rapid Immunoassay	$892,810	$237,670	$655,140	276%
Cardiometabolic Immunoassay	50,153	66,552	(16,399)	-25%
Molecular Diagnostic Solutions	45,989	60,263	(14,274)	-24%
Specialized Diagnostic Solutions	13,307	10,853	2,454	23%
Total revenues	$1,002,259	$375,338	$626,921	167%

For the three months ended March 31, 2022, total revenues increased to $1,002.3 million from $375.3 million for the same period in the prior year. The Rapid Immunoassay category was the largest contributor to revenue growth, primarily driven by an increase of $652.6 million in sales of QuickVue SARS Antigen assays. Cardiometabolic Immunoassay sales decreased by $16.4 million largely driven by lower BNP sales due to the transition of the BNP Business to Beckman Coulter, Inc. Molecular Diagnostic Solutions sales decreased by $14.3 million driven primarily by decreased pricing on the Lyra® Antigen assay. The increase in Specialized Diagnostic Solutions sales was driven primarily by increased demand for cell culture respiratory products in 2022 as there was no cold and flu season in the first quarter of 2021. For the three months ended March 31, 2022 and 2021, sales of our influenza products were $89.1 million and $16.4 million, respectively. Currency exchange rate impact for the three months ended March 31, 2022 was unfavorable by $1.0 million, which had a 1.7% impact on the growth rate.
Gross Profit
Gross profit increased to $740.0 million, or 74% of revenue for the three months ended March 31, 2022, compared to $302.0 million, or 80% of revenue for the three months ended March 31, 2021. The increased gross profit was due to higher sales volumes in the current period, partially offset by changes in product mix and lower selling prices for our SARS products. Increases in supply chain and other indirect manufacturing costs were offset by increased absorption driven by higher production volumes. Gross margin for the three months ended March 31, 2022 declined as compared to the same period in the prior year driven primarily by product mix and lower selling prices.
Operating Expenses
The following table compares operating expenses for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,
	2022		2021
	Operating expenses	As a % of total revenues	Operating expenses	As a % of total revenues	Increase (Decrease)
					$	%
Research and development	$26,368	3%	$23,304	6%	$3,064	13%
Sales and marketing	$65,388	7%	$34,233	9%	$31,155	91%
General and administrative	$24,508	2%	$19,507	5%	$5,001	26%
Acquisition and integration costs	$3,037	0%	$726	0%	$2,311	318%
Research and Development Expense
Research and development expense for the three months ended March 31, 2022 increased to $26.4 million from $23.3 million for the same period in the prior year, primarily due to increased costs related to the Savanna® development, partially offset by lower spending on QuickVue OTC assays and Sofia® projects.
Research and development expense includes direct external costs such as fees paid to third-party contractors and consultants, and internal direct and indirect costs such as compensation and other expenses for research and development personnel, supplies and materials, clinical trials and studies, facility costs and depreciation.
Sales and Marketing Expense
Sales and marketing expense for the three months ended March 31, 2022 increased to $65.4 million from $34.2 million for the same period in the prior year, primarily driven by higher freight expense due to higher sales volume, higher product promotional spend associated with the QuickVue At-Home OTC COVID-19 Test and higher compensation costs driven by increased headcount.
General and Administrative Expense
General and administrative expense for the three months ended March 31, 2022 increased to $24.5 million from $19.5 million for the same period in the prior year primarily due to higher compensation costs driven by improved performance during the current period.

Acquisition and Integration Costs
Acquisition and integration costs of $3.0 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively, primarily related to the pending Combinations with Ortho.
Interest and Other Expense, Net
Interest and other expense, net primarily relates to accretion of interest on deferred consideration and interest and amortization of deferred financing costs associated with our Credit Agreement. Interest and other expense, net for the three months ended March 31, 2022 decreased by $2.4 million compared to the same period in the prior year, primarily due to decreased interest expense as a result of a lower deferred consideration liability outstanding in 2022 compared to 2021.
Income Taxes
For the three months ended March 31, 2022 and 2021, the Company recognized income tax provisions of $140.7 million in relation to income before taxes of $620.6 million and $43.7 million in relation to income before taxes of $221.8 million, respectively, resulting in effective tax rates of 23% and 20%, respectively. The higher tax expense for the three months ended March 31, 2022 compared to the same period in the prior year is primarily a result of a proportionate increase in pre-tax profits, as well as a decrease in tax deductions from stock-based compensation.
Liquidity and Capital Resources
As of March 31, 2022 and December 31, 2021, the principal sources of liquidity consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,275,536	$802,751
Marketable securities, current	44,270	25,758
Marketable securities, non-current	20,726	37,852
Total cash, cash equivalents and marketable securities	$1,340,532	$866,361
Amount available to borrow under the Revolving Credit Facility	$175,000	$175,000
Working capital including cash and cash equivalents and marketable securities, current	$1,620,994	$1,116,790
As of March 31, 2022, we had $1,275.5 million in cash and cash equivalents, a $472.8 million increase from December 31, 2021 driven primarily by cash generated from operations. Our cash requirements fluctuate as a result of numerous factors, such as cash generated from operations, progress in research and development, capital expansion projects and acquisition and business development activities. On December 22, 2021, we entered into the BCA, pursuant to which we will be entering into the Combinations with Ortho under Topco, a new holding company. Ortho will be acquired for total consideration of approximately $4.3 billion (which is based on the April 26, 2022 closing price of $100.12 per Quidel Share), including $1.7 billion of cash, funded through cash on our balance sheet and expected incremental borrowings. Following the closing of the Combinations, Ortho’s current net debt of $2.0 billion is expected to continue to be outstanding.
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

The Credit Agreement provides us with a Revolving Credit Facility of $175.0 million and there was no balance outstanding as of March 31, 2022. The Revolving Credit Facility matures on August 31, 2023. See Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further discussion of the Revolving Credit Facility.
In connection with the acquisition of the BNP Business, the Company has an annual installment payment of $48.0 million payable in 2022 and an annual installment payment of $40.0 million payable in 2023. As of March 31, 2022, these payments were recorded at fair value as contingent consideration of $5.9 million and deferred consideration of $79.4 million.
On December 12, 2018, our Board of Directors (the “Board”) authorized a stock repurchase program, allowing the Company to repurchase up to $50.0 million of its common stock. On August 28, 2020, the Board approved an amendment to the stock repurchase program that authorized repurchases of an additional $150.0 million of our common stock through August 28, 2022. As of March 31, 2022, we had approximately $52.9 million available under the stock repurchase program.
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
Cash Flow Summary

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by operating activities:	$500,972	$585,457
Net cash used for investing activities:	(24,670)	(64,569)
Net cash used for financing activities:	(3,408)	(29,648)
Effect of exchange rates on cash	(109)	(129)
Net increase in cash and cash equivalents	$472,785	$491,111
Cash provided by operating activities of $501.0 million for the three months ended March 31, 2022 reflects net income of $479.9 million and non-cash adjustments of $34.6 million primarily associated with depreciation, amortization, stock-based compensation, net change in operating lease right-of-use assets and liabilities, and accretion of interest on deferred consideration. In addition, the Company realized a net working capital use of $1.4 million primarily driven by an increase in accounts receivable, partially offset by an increase in income taxes payable and accounts payable. For the three months ended March 31, 2021, cash provided by operating activities of $585.5 million reflects net income of $178.1 million and non-cash adjustments of $21.3 million primarily associated with depreciation, amortization, stock-based compensation and accretion of interest on deferred consideration. In addition, we realized a net working capital increase of $373.6 million driven by a decrease in accounts receivable, partially offset by increases in product inventory.
Our investing activities used $24.7 million during the three months ended March 31, 2022 primarily related to investments in manufacturing equipment, building improvements, Sofia, Solana® and Triage® instruments available for lease and scientific equipment. Additionally, we purchased $15.9 million and sold $13.7 million of available-for-sale securities during the three months ended March 31, 2022. Our investing activities used $64.6 million during the three months ended March 31, 2021 primarily related to investments in manufacturing equipment, Sofia, Solana and Triage instruments available for lease, building improvements and scientific equipment, partially offset by government proceeds received to fund such investments.
We are currently planning approximately $127.6 million in capital expenditures for the remainder of 2022. The primary purposes for our capital expenditures are to invest in manufacturing capacity expansion, acquire Savanna, Sofia, Solana and Triage instruments, acquire scientific equipment, purchase or develop information technology and implement facility improvements. We plan to fund the capital expenditures with the cash on our balance sheet.
Cash used by financing activities was $3.4 million for the three months ended March 31, 2022 primarily related to payments of tax withholdings for vesting of stock-based awards of $6.8 million, partially offset by proceeds of $3.5 million from the issuance of common stock under the ESPP and pursuant to stock option exercises. Cash used by financing activities was $29.6 million for the three months ended March 31, 2021 primarily related to payments of tax withholdings for vesting of stock-based awards of $33.9 million, partially offset by proceeds from the issuance of common stock of $4.4 million.

Seasonality
Sales of our respiratory products are subject to, and significantly affected by, the seasonal demands of the cold and flu seasons, prevalent during the fall and winter. As a result of these seasonal demands, we typically experience lower sales volume in the second and third quarters of the calendar year, and typically have higher sales in the first and fourth quarters of the calendar year. The COVID-19 pandemic and impact of sales of our COVID-19 products combined with a very mild flu season diminished the seasonal effects in the first quarter of 2022. Historically, sales of our influenza products have varied from year to year based, in large part, on the severity, length and timing of the onset of the cold and flu season.
Recent Accounting Pronouncements
Information about recently adopted and proposed accounting pronouncements is included in Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report under the heading “Recent Accounting Pronouncements” and is incorporated herein by reference.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to reserves for contractual rebates, goodwill and intangible assets and income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
A comprehensive discussion of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting estimates during the three months ended March 31, 2022.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
Our current investment policy with respect to our cash and cash equivalents focuses on maintaining acceptable levels of interest rate risk and liquidity. Although we continually evaluate our investments, our cash equivalents as of March 31, 2022 consisted primarily of prime money market funds. These funds provide daily liquidity and may be subject to interest rate risk and decrease in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
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
For the three months ended March 31, 2022, total revenues were $1,002.3 million, of which approximately $74.0 million were denominated in currencies other than the US dollar. We believe constant currency revenue and the related constant currency fluctuation rate, which are non-GAAP measures, enhance the comparison of our financial results from period-to-period and to that of our competitors because they present our operating performance without the effect of exchange rate variances. Constant currency revenue excludes the impact from foreign currency fluctuations, which was unfavorable by $1.0 million for the three months ended March 31, 2022, and is calculated by (i) translating current period revenues using prior period exchange rates and (ii) excluding any hedging effect recognized in the current period. The constant currency fluctuation rate (expressed as a percentage) is calculated by determining the change in current period constant currency revenue compared to prior period revenue.

The major currencies to which our revenues are exposed are the Canadian Dollar, the Euro and the Chinese Yuan. A 100-basis point move in the average exchange rates (assuming a simultaneous and immediate 100-basis point change for the relevant period) would have resulted in an increase or decrease in our reported revenue for the three months ended March 31, 2022 as follows (in thousands):

Three Months Ended March 31,
Currency	2022
Canadian Dollar	$6,004
Chinese Yuan	892
Euro	1,218
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
ITEM 4.    Controls and Procedures
Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022 at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in internal control over financial reporting: There was no change in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
The information set forth in the section entitled “Litigation and Other Legal Proceedings” under Note 8 to the Consolidated Financial Statements, included in Part I, Item I of this Quarterly Report, is incorporated herein by reference.
ITEM 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For a detailed description of our risk factors, refer to Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended March 31, 2022.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 3, 2022 - January 30, 2022	28,723	$114.99	—	$52,894,442
January 31, 2022 - February 27, 2022	25,412	99.58	—	52,894,442
February 28, 2022 - April 3, 2022	9,016	109.26	—	52,894,442
Total	63,151	$107.97	—	$52,894,442
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

3.3	Amended and Restated Bylaws of Quidel Corporation, as of November 9, 2020. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 13, 2020.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1(1)	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.2(1)	2022 Cash Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 4, 2022.)
10.3(1)	2022 Annual Equity Incentive Plan Grants to the Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 4, 2022.)
10.4(1)	Form of Success Fee Letter. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 4, 2022.)
10.5(1)	Form of Integration and Retention Bonus Letter. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on February 4, 2022.)
10.6(1)
Amendment to Individual Retirement Program for Randall Steward, dated February 1, 2022. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.)

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

101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
_________________________
(1)Indicates a management plan or compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2022	QUIDEL CORPORATION

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

3.3	Amended and Restated Bylaws of Quidel Corporation, as of November 9, 2020. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 13, 2020.)
4.1	Certificate of Designations of Series C Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010.)
10.1(1)	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.2(1)	2022 Cash Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 4, 2022.)
10.3(1)	2022 Annual Equity Incentive Plan Grants to the Registrant’s Executive Officers. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 4, 2022.)
10.4(1)	Form of Success Fee Letter. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 4, 2022.)
10.5(1)	Form of Integration and Retention Bonus Letter. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on February 4, 2022.)
10.6(1)
Amendment to Individual Retirement Program for Randall Steward, dated February 1, 2022. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.)

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

101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
___________________________
(1)Indicates a management plan or compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.